Form 10-Q
period 1997-09-30
ROCK OF AGES CORP
filed 1997-12-02
CIK 84581

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549


                                FORM 10-Q

(Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 1997

                                    OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _______ to ________



                       Commission file number: 0-29464

                         ROCK OF AGES CORPORATION
          (Exact name of Registrant as Specified in its Charter)



                      Delaware                             030153200
          (State or other jurisdiction of              (I.R.S. Employer
           incorporation or organization)             Identification No.)

               772 Graniteville Road
               Graniteville, Vermont                         05654
          (Address of principal executive                 (Zip Code)
                      offices)


                                (802) 476-3121
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes __    No  _X_(1)


At November 28, 1997, 3,800,641 shares of Class A Common Stock, par value $0.01 per share, and 3,487,957 shares of Class B Common Stock, par value $0.01 per share, of Rock of Ages Corporation were outstanding.


_______________________

(1) The registrant has been subject to such filing requirements since October 20, 1997.


                           ROCK OF AGES CORPORATION

                                    INDEX

                    Form 10-Q for the Quarterly Period
                         Ended September 30, 1997



PART I   FINANCIAL INFORMATION                                          PAGE

Item 1.  Financial Statements

         Consolidated Balance Sheets - September 30, 1997
         and December 31, 1996                                            3

         Consolidated Statements of Operations - Three
         Months Ended September 30, 1997 and 1996 and the
         Nine Months Ended September 30, 1997 and 1996                    4

         Consolidated Statements of Cash Flows - Nine Months
         Ended September 30, 1997 and 1996                                5

         Notes to Consolidated Financial Statements                       6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              7

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk                                                             8


PART II  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                        9

Item 4.  Submission of Matters to a Vote of Security Holders              9

Item 6.  Exhibits and Reports on Form 8-K                                 9



SIGNATURE                                                                10





PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                         ROCK OF AGES CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                             ($ in thousands)

                                             September 30,      December 31,
                                                  1997              1996
                                             -------------      -----------
                                              (Unaudited)
                  ASSETS
Current assets:
  Cash and cash equivalents                  $       182               763
  Trade receivables, net                          11,633             8,525
  Due from affiliates                              4,009             3,585
  Inventories                                     12,562            11,324
  Deferred tax assets                                420               420
  Other current assets                             1,101               322
                                              -----------       -----------
      Total current assets                        29,907            24,939
                                              -----------       -----------
Property, plant and equipment, net                22,114            18,596
Intangibles, net                                   1,963             2,085
Cash surrender value of life insurance, net          936               917
Deferred tax assets                                  570               598
Intangible pension asset                              93                93
Investments in and advances to affiliates          1,929               218
Other assets                                          44               549
                                              -----------       -----------
      Total assets                           $    57,556            47,995
                                              ===========       ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowings under lines of credit           $     8,573             3,500
  Current installments of long-term debt           3,044             2,081
  Accounts payable                                 2,598             1,693
  Accrued expenses                                 1,975             1,970
  Income taxes payable                               219               467
  Current portion of deferred income                 400               400
  Customer deposits                                1,247             1,542
                                              -----------       -----------
      Total current liabilities                   18,056            11,653
                                              -----------       -----------
Long-term debt, excluding current
installments                                      12,842            13,054
Deferred compensation                              3,566             3,504
Deferred income, excluding current portion           100               400
Accrued pension cost                               1,505             1,505
Accrued postretirement benefit cost                  507               507
                                              -----------       -----------
      Total liabilities                           36,576            30,623
                                              -----------       -----------
Commitments
Stockholders' equity:
  Preferred stock - $.01 par value;
   2,500,000 shares authorized
   No shares issued or outstanding
  Common stock - Class A, $.01 par value;
   30,000,000 shares authorized
   No shares issued or outstanding
  Common stock - Class B, $.01 par value;
    15,000,000 shares authorized
    3,763,441 and 3,500,000 shares issued
    and outstanding in 1997 and  996,
    respectively                                      38                35
  Additional paid-in capital                       9,490             5,594
  Retained earnings                               11,508            11,736
  Cumulative translation adjustment                 (56)                 7
                                              -----------       -----------
      Total stockholders' equity                  20,980            17,372
                                              -----------       -----------
      Total liabilities and stockholders'
        equity                               $    57,556            47,995
                                              ===========       ===========


       ** SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                         ROCK OF AGES CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                ($ in thousands except per share amounts)
                               (Unaudited)

                              Three Months Ended           Nine Months Ended
                                 September 30,               September 30,
                              -------------------          ------------------
                                1997      1996                1997     1996
                                -----    -----                -----    ----
Net revenues:
  Manufacturing              $12,815     9,301               28,093    24,128
  Quarrying                    3,559     3,859                9,048     8,975
                             -------    ------               ------    ------
    Total net revenues        16,374    13,160               37,141    33,103
Gross profit:
  Manufacturing                2,755     2,275                6,395     5,878
  Quarrying                    1,651     1,617                3,216     3,270
                             -------    ------               ------    ------
    Total gross profit         4,406     3,892                9,611     9,148
Selling, general and
  administrative expenses      2,776     2,168                7,104     6,817
                             -------    ------               ------    ------
    Income from operations     1,630     1,724                2,507     2,331

Interest expense                 516       416                1,382     1,350
                             -------    ------               ------    ------
    Income before provision
      for income taxes         1,114     1,308                1,125       981
Provision for income taxes       281       330                  284       247
                             -------    ------               ------    ------
            Net income       $   833       978                  841       734
                             -------    ------               ------    ------

Net income per share         $   .19       .23                  .20       .17
Weighted  average number
  of common shares
  outstanding                  4,472     4,208                4,299     4,208


       ** SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                         ROCK OF AGES CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                             ($ in thousands)
                                 (Unaudited)


                                                     Nine Months Ended
                                                       September 30,
                                                     ------------------
                                                         1997     1996
                                                     ------------------
Cash flows from operating activities:
  Net income                                        $     841      734
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
    Depreciation, depletion and amortization            1,509    1,491
    Increase in cash surrender value                      (19)    (124)
    Loss  (gain) on sale of property, plant and
      equipment                                            20       (3)
    Deferred taxes                                         27        5
    Changes in assets and liabilities:
      Decrease (increase) in trade receivables         (1,654)   1,449
      Increase in due from affiliates                    (123)  (1,326)
      Increase in inventories                            (107)  (1,321)
      Decrease (increase) in other assets                (726)    (641)
      Increase in accounts payable,
        accrued expenses and income taxes payable         141    1,371
      Increase (decrease) in customer deposits           (295)     472
      Increase in deferred compensation                    62      124
      Decrease in deferred income                        (300)    (300)
      Increase in accrued  postretirement benefit
        cost                                                0      103
                                                     ------------------
        Net cash  provided by (used in) operating
          activities                                     (623)   2,035
                                                     ------------------
Cash flows from investing activities:
  Purchases of property, plant and equipment           (2,952)  (1,157)
  Proceeds from sale of property, plant and
    equipment                                               0       11
  Decrease (increase) in investments in and
    advances to affiliates                               (186)     194
  Acquisitions, net of cash acquired                       73        0
                                                     ------------------
        Net cash used in investing activities         (3,064)    (952)
                                                     ------------------
Cash flows from financing activities:
  Net borrowings under lines of credit                  5,073      801
  Increase in intangibles                                   0     (209)
  Principal payments on long-term debt                 (1,903)  (3,202)
                                                     ------------------
        Net cash  provided by (used in) financing
          activities                                    3,169   (2,610)
                                                     ------------------
Effect of exchange rate changes on cash                   (63)     (29)
                                                     ------------------
        Net decrease in cash and cash equivalents        (581)  (1,557)
Cash and cash equivalents, beginning of period            763    1,995
                                                     ------------------
Cash and cash equivalents, end of period            $     182      438
                                                     ==================



        **SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.






                         ROCK OF AGES CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1 (SEC File No. 333-33685, effective October 20,
1997).

(2)  Inventories
                                                       ($ in thousands)
Inventories consist of the following at September        (Unaudited)
   30, 1997 and December 31, 1996:
                                                   ---------------------------
                                                   September 30,  December 31,
                                                       1997           1996
                                                   -------------  ------------
          Raw materials                           $     7,745           7,065
          Work-in-process                               1,934           1,695
          Finished goods and supplies                   2,883           2,564
                                                   -----------    ------------
                                                  $    12,562          11,324
                                                   ===========    ============

(3)  Subsequent Events and Pro Forma Information

On October 24, 1997, the Company completed an initial public offering (the "Offering") of 3,225,000 shares of Class A Common Stock at $18.50 per share. Certain expenses incurred in connection with the Offering of $587,000 (excluding the underwriter's commission and other expenses incurred after September 30, 1997) have been recorded as prepaid expenses as of September 30, 1997. For further information, refer to the Company's Registration Statement on Form S-1 (SEC File No. 333-33685, effective October 20, 1997).

On October 24, 1997, the Company acquired Keith Monument Company and its affiliated companies ("Keith Monument") and Childs & Childs Granite Company, Inc. and a related company ("C&C"). These acquisitions will be accounted for under the purchase method of accounting. For further information on these acquisitions, refer to the "Unaudited Pro Forma Combined and Condensed Financial Data" and "Prospectus Summary - Recent and Concurrent Acquisitions" sections of the Company's Registration Statement on Form S-1 (SEC File No. 333-33685, effective October 20,
1997).

The following unaudited pro forma information has been prepared assuming that the Keith Monument and C&C acquisitions, as well the acquisition of the successor to Keystone Memorials, Inc. on June 30, 1997, occurred at the beginning of the periods presented. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisitions had been made as of those dates.

                                          ($ in thousands) (Unaudited)
                                                Nine Months Ended
                                                  September 30,
                                                    1997           1996
                                          --------------- --------------
Net revenues                               $      56,563         53,703
Net income                                 $       2,053          1,898
Net income per share                       $        0.48           0.45




ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      Rock of Ages Corporation (the "Company") is an integrated quarrier and manufacturer of granite and products manufactured from granite. The quarry division sells granite both to the manufacturing division and to outside manufacturers, as well as to distributors in Europe and Japan. The manufacturing division's principal product is granite memorials used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications. In June 1997, the Company acquired the successor to Keystone Memorials, Inc. ("Keystone"), the largest granite memorial manufacturer in Elberton, Georgia. The operating results of Keystone are being reported for the first time.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

      Revenues for the three months ended September 30, 1997 increased 24.2% to $16.4 million from $13.2 million for the three months ended September 30, 1996. This growth was attributable to an increase of $1.1 million in revenues from existing manufacturing operations and an increase of $2.4 million in revenues from acquired manufacturing operations. This increase was offset by a decrease in quarry revenues due to reduced exports to Japan and European markets.

      Gross profit for the three months ended September 30, 1997 increased 12.8% to $4.4 million from $3.9 million for the three months ended September 30, 1996.

      The gross profit percentage fell to 26.9% for the 1997 period from 29.6% for the 1996 period. The gross profit percentage for manufacturing declined from the 1997 period due to the lower margins realized from acquired operations. The gross profit percentage in quarry operations increased due to higher productivity in the Barre quarries.

      Selling, general and administrative expenses for the three months ended September 30, 1997 increased 27.3% to $2.8 million from $2.2 million for the three months ended September 30, 1997. As a percentage of sales, these expenses increased to 17.0% from 16.5% for the 1996 period. This increase during the most recent period resulted from the addition of the acquired operations plus higher expense levels associated with the acquisitions and the initial public offering.

      Interest expense for the three month period ended September 30, 1997 increased to $516,000 from $416,000 for the three month period ended September 30, 1996. The increase in interest expense was the result of increased borrowings to fund working capital demands required for the expansion of manufacturing facilities, acquisitions and expenses associated with the Company's initial public offering.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

      Revenues for the nine months ended September 30, 1997 increased 12.1% to $37.1 million from $33.1 million for the nine months ended September 30, 1996. This growth was attributable to an increase of $1.6 million in revenues from existing manufacturing operations and an increase of $2.4 million in revenues from acquired manufacturing operations. Quarry revenues remained unchanged at $9.0 million.

      Gross profit for the nine months ended September 30, 1997 increased 5.5% to $9.6 million from $9.1 million for the nine months ended September 30, 1996. The gross profit percentage for manufacturing declined to 22.8% for the 1997 period from 24.4% for the 1996 period. This decline in gross profit percentage reflects a slight shift in product mix toward lower margin products in existing manufacturing operations plus lower operating margins at the acquired operations. Quarry margins and percentages remained virtually unchanged for the periods.

      Selling, general and administrative expenses for the nine months ended September 30, 1997 increased 4.4% to $7.1 million from $6.8 million for the nine months ended September 30, 1996. This increase resulted from expenses related to the acquired operations offset by cost savings as a result of the integration of acquisitions consummated during 1996.

      Interest expense for the nine months ended September 30, 1997 was virtually unchanged from the nine months ended September 30, 1996. This was the result of lower long term debt levels offset by the debt service of the acquired operations plus the higher current working capital needs of investment activities.

      Income taxes as a percent of earnings before taxes remain at 25.2% for the nine months ended September 30, 1997 and 1996. This percentage reflects the annualized effective rate for the fiscal year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has historically met its liquidity requirements from cash generated by operating activities and periodic borrowings under credit facilities. For the nine months ended September 30, 1997, net cash used in operating activities was $623,000. The nine month period results were primarily attributable to an increase in trade receivables and costs associated with acquisitions and the offering discussed below. Net cash used in investing activities was $3.1 million for the nine month period, which was primarily attributable to purchases of property, plant and equipment in connection with the consolidation of its Barre manufacturing operations. Net cash provided by financing activities was $3.2 million for the nine month period, which was primarily attributable to borrowings under lines of credit that were partially offset by principal payments on long-term debt. As of September 30, 1997 the Company had approximately $2.9 million available under its revolving credit facility.

      On October 24, the Company completed its initial public offering (the "Offering") of 3,225,000 shares of Class A Common Stock (the "Class A Common Stock"), at $18.50 per share, of which Raymond James & Associates, Inc. was the managing underwriter (the "Underwriter"). The Company registered 3,335,000 shares (including 435,000 shares subject to the Underwriter's overallotment option, the "Option") of Class A Common Stock on Form S-1 (file number 333-33685) which was declared effective on October 20, 1997. Pursuant to Rule 462 under the Securities Act of 1933, as amended, the Company registered an additional 373,750 shares (including 48,750 shares subject to the Option) of Class A Common Stock on Form S-1 (file number 333-7826) which was effective on October 21, 1997.

      The aggregate offering price for the Class A Common Stock sold in the Offering, including the 483,750 shares sold upon exercise of the Option, was $68,611,875. The net cash proceeds to the Company from the Offering (including the proceeds from the exercise of the Option on November 25, 1997) after deducting the underwriting discount of $4.4 million and expenses of the Offering of approximately 2.0 million, were
57.1 million. With the net proceeds of the Offering prior to the exercise of the Option ($48.8 million), the Company retired all of its existing bank debt with the exception of a revolving line of credit with the Royal Bank of Canada. The net proceeds from the Underwriter's exercise of the Option ($8.3 million) will be used to satisfy a long-term pension obligation of $1.5 million which is currently reflected on the balance sheet of the Company. The remaining proceeds from the Option exercise will be invested in short-term U.S. Treasury BILLS and will be available for the Company to use in pursuing its growth strategy.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.



PART II:  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

   USE OF PROCEEDS

      Please refer to the second and third paragraphs of Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" above which are incorporated by reference herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Prior to and in connection with the Offering, the Company's two stockholders, acting by unanimous written consent, on August 13, 1997 approved the reorganization merger of Swenson Granite Company, Inc., the former parent of the Company, with and into the Company, and on August 18, 1997, approved an amendment and restatement of the Company's Amended and Restated 1994 Stock Plan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits

      Number      Exhibits
      ------      --------

      3(i) Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

      3(ii) By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

      10.1 Letter Agreement dated as of July 25, 1997 between the Company and Dakota Granite Company (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20,
                  1997)

      11          Statement re computation of per share earnings

      27          Financial Data Schedule


 (b) Reports Submitted on Form 8-K:

     The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1997.



                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ROCK OF AGES CORPORATION


 Date:  December 2, 1997                By:  /s/ George R. Anderson
                                           ---------------------------
                                             George R. Anderson
                                             Vice-President, Chief Financial
                                             Officer and Treasurer




                              Exhibit Index

   Exhibits

   3(i) Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20,
            1997)

    3(ii)   By-Laws of the Company (incorporated by reference to Exhibit
            3.2 to the Company's Registration Statement on Form S-1 (File No. 333-33685) filed with the Securities and Exchange
            Commission on August 15, 1997 and declared effective on October 20, 1997)

    10.1 Letter Agreement dated as of July 25, 1997 between the Company and Dakota Granite Company (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

    11      Statement re computation of per share earnings

    27      Financial Data Schedule