Form 10-K
period 1997-12-31
ROCK OF AGES CORP
filed 1998-03-31
CIK 84581

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-K

  (Mark One)

  |X|     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended December 31, 1997.

  |_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period from __________ to __________.

                       Commission File No. 333-33685

                          ROCK OF AGES CORPORATION
           (Exact name of registrant as specified in its charter)

                 DELAWARE                                030153200
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification Number)

                772 GRANITEVILLE ROAD                            05654
                GRANITEVILLE, VERMONT                           (Zip Code)
           (Address of principal executive offices)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (802) 476-3121

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
  TITLE OF EACH CLASS                              ON WHICH REGISTERED
       None

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                   Class A Common Stock, par value $0.01
                              (Title of Class)

                     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                     Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

                     On March 25, 1998, the aggregate market value of the voting stock (including Class B Common Stock which is convertible on a share-for-share basis into Class A Common Stock) held by non-affiliates of the registrant was $72,611,810. As of March 25, 1998, there were outstanding 3,800,641 shares of the registrant's Class A Common Stock, $0.01 par value, and 3,487,957 shares of the registrant's Class B Common Stock, $0.01 par value.



                             TABLE OF CONTENTS                          PAGE

                                   PART I

ITEM 1.  BUSINESS..........................................................3

ITEM 2.  PROPERTIES.......................................................11

ITEM 3.  LEGAL PROCEEDINGS................................................13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS..........13

                              PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS..............................................14

ITEM 6.  SELECTED FINANCIAL DATA..........................................17

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS............................................18

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......23

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.......................23

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE.........................................23

                              PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.................................24

ITEM 11. EXECUTIVE COMPENSATION...........................................26

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...30

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..................32

                              PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..35

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
         STATEMENT SCHEDULE...............................................36

         SIGNATURES.......................................................66



                                   PART I

ITEM 1.  BUSINESS

GENERAL

              Rock of Ages Corporation ("Rock of Ages" or the "Company") was founded in 1885 and is an integrated granite quarrier, manufacturer and distributor whose principal product is granite memorials used primarily in cemeteries. The Company believes that it is the largest quarrier, manufacturer and distributor of finished granite memorials and granite blocks for memorial use in North America, based on revenues. The Company owns and operates 13 active quarry properties and 12 manufacturing and sawing facilities in North America, principally in Vermont, Georgia and the Province of Quebec. The Company markets and distributes its memorials on a wholesale basis to approximately 2,124 independent memorial retailers in the United States and Canada, including approximately 495 independent authorized Rock of Ages retailers that are the primary outlet for the Company's branded memorials. The Company's memorials are marketed under the names Rock of Ages Sealmark and Colorcraft, as well as several private labels. The Company believes the Rock of Ages trademark is one of the oldest and best known brand names in the granite memorialization industry. The Company actively promotes the brand name Rock of Ages and places a seal bearing the Rock of Ages name on its top of the line branded memorials which are warranted by a full perpetual warranty running both to the consumer and to the cemetery where it is located.

             The Company estimates that 80% or more of all granite memorials manufactured in North America are made in one of four regions:
Barre, Vermont; Beebe, Quebec; Elberton, Georgia, and an area encompassing Milbank, South Dakota, Cold Spring, Minnesota, and Wassau, Wisconsin known in the industry as the "Northwest". The Company has achieved its leading position in the granite memorial business over its more than 100 year history primarily through acquisitions of quarries with high quality memorial grade granite and of major granite memorial manufacturers, principally in three of these four regions. In 1990, the Company acquired quarry properties in the Elberton, Georgia region with a view toward expanding its manufacturing operations to the Elberton region. While Rock of Ages had been the largest quarrier and manufacturer in the Barre, Vermont and Beebe, Quebec regions for some years prior to 1995, its market share of the Barre region output of manufactured granite memorials was less than 15%. The Company increased its market share of granite memorials manufactured in Barre, Vermont through the acquisition on December 31, 1995 of Lawson Granite Company and Anderson-Friberg Company, each based in Barre. These acquisitions expanded the Company's manufacturing capacity and distribution base, and broadened its granite memorial product line to include more non-branded granite memorials at lower price points. In 1996, the Company acquired Adru Granite in Beebe, Quebec.

1997 ACQUISITION ACTIVITY AND INITIAL PUBLIC OFFERING

             In June 1997, the Company acquired the successor to Keystone Memorials, Inc. ("Keystone"), the largest granite memorial manufacturer in Elberton, Georgia (the "Keystone Acquisition"), which included Keystone's 50% ownership interest in (i) Southern Mausoleums, Inc., a manufacturer of granite mausoleums in Elberton, Georgia ("SMI"), and (ii) three granite quarrying companies operating six granite quarries located in Georgia, Pennsylvania, North Carolina, South Carolina and Oklahoma (collectively, the "Quarry Companies"). In connection with the Keystone Acquisition, the Company issued 263,441 shares of Class B Common Stock, par value $.01 per share, of Rock of Ages ("Class B Common Stock") and assumed $2.7 million of indebtedness of Keystone.

             In June 1997, the Company entered into a definitive agreement to acquire, and on October 24, 1997, concurrently with the consummation of the Company's initial public offering (the "IPO"), acquired, Childs &
Childs Granite Company, Inc. and a related company ("C&C," and, together with the Quarry Companies, SMI and Keystone, the "Elberton Companies"), which the Company believes is the second largest manufacturer of granite memorials in Elberton, Georgia, and the remaining 50% of the Quarry
Companies and SMI owned by the stockholders of C&C (the "C&C Acquisition" and, together with the Keystone Acquisition, the "Elberton Acquisitions"). The Elberton Acquisitions established the Company as the largest granite memorial manufacturer in Elberton, Georgia, which is the largest granite producing area in North America, and gave the Company a substantially broader product line and enhanced distribution capabilities in the southern United States.

             Having established itself as the leading producer in three of the four regions where granite memorials are manufactured, the Company, in July 1997, entered into a definitive agreement to acquire, and on October 24, 1997, concurrently with the consummation of the IPO, acquired (the "Keith Acquisition" and, together with the Elberton Acquisitions, the "Acquisitions") substantially all of the assets and liabilities of Keith Monument Co. and its affiliated companies (collectively, "Keith Monument"), marking the Company's first significant entry into memorial retailing. Keith Monument, founded in 1867, has been an authorized Rock of Ages retailer for more than 50 years. The Company believes that Keith Monument is one of the largest retailers of granite memorials in the United States. John E. Keith, a principal owner and the president of Keith Monument with over thirty years of experience in granite memorial retailing, heads the Company's retail sales operations.

             As noted above, in October 1997, concurrently with the closing of the C&C and Keith Monument acquisitions, the Company completed its IPO, which resulted in approximately $57,000,000 in net proceeds to the Company. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

   GROWTH STRATEGY

             The Company seeks to expand the scope and profitability of its operations through a growth strategy that focuses on forward vertical integration into retailing, thereby enabling the Company to move closer to the ultimate customer. The principal elements of the growth strategy include the following:

     o Forward Vertical Integration into Retail. The Company anticipates that it will actively acquire independent granite memorial retailers in selected markets in North America in order to develop an integrated network of owned Rock of Ages retailers, thereby capturing higher margins that have historically existed at the retail level.

     o Increased Sales at Wholesale. The Company will seek to increase sales to independent retailers that are current customers and to expand its independent retailer customer base. During the last two years, principally through acquisitions of quarriers and manufacturers, the Company has increased the number of independent retailers to which it sells its products from approximately 495 in 1995 to approximately 2,124 in 1997. The Elberton Acquisitions give the Company what it believes to be the most extensive product line in the industry.

     o Strategic Alliances with Funeral Homes and Cemeteries. The Company anticipates that it will pursue strategic alliances with funeral home and cemetery owners, including consolidators, to supply granite memorials to or through them, in order to increase both pre-need and at-need sales of granite memorials.

     o Pre-Need Selling Program. The Company intends to initiate an active pre-need selling program for granite memorials at its owned retail locations and to assist its independently owned Rock of Ages retailers in developing similar programs. Currently, less than 10% of granite memorials are sold pre-need.

     o Brand Enhancement. The Company believes that the Rock of Ages brand is one of the best known brand names in the memorial industry. The Company anticipates that it will, as a part of building its integrated network of owned retailers, significantly increase promotion and advertising expenditures on the Rock of Ages brand and other proprietary brands sold at its owned retail outlets.

     o Selected Acquisitions of Quarriers and Manufacturers. While the Company owns or controls many of the highest quality memorial grade granite quarries in North America, the Company will continue to explore the possibility of acquiring selected memorial grade granite quarriers and manufacturers in North America and internationally to assure that it will continue to have the colors and grades of granites sought by retail purchasers of granite memorials in North America.

     o Other Product Line Enhancements. The Company intends to continue to expand and enhance its memorial product lines in color, design and style. The Company's objective is to provide a full range of granite memorials encompassing all price points.

     RECENT PROPOSED ACQUISITIONS

        In February 17, 1998, the Company announced that it had entered into separate letters of intent to acquire a number of unrelated private companies engaged in the business of retailing granite memorials in regions previously targeted by the Company. The companies have seventeen sales locations in five states, and had aggregate sales in 1997 of approximately $11 million. The aggregate purchase price for the companies will be approximately $8.4 million, comprised of approximately $1.6 million in cash, $4.8 million of indebtedness to be assumed and/or paid by the Company and shares of Class A Common Stock having a market value of approximately $2.0 million as of the closing dates. One of the transactions will include a contingent cash payout based on the achievement of certain targeted earnings at that particular retailer.

        The transactions are not conditioned upon one another, and are expected to close shortly after the end of the first quarter. However, in each case consummation of the acquisition is subject to various conditions, including the negotiation and execution of definitive agreements. Accordingly, there can be no assurance as to the completion of the proposed transactions.

     PRODUCTS

        The Company's principal products may be classified into two general product lines: quarry products and manufactured products. Both product lines rely on natural granite as it comes from the ground with the primary difference being the extent of the processing or manufacturing of the granite.

        Quarry Products. The principal quarry product sold by the Company is granite blocks, the raw material of the dimension granite industry. These blocks are extracted from quarries in various sizes through a drilling, blasting and wire sawing process in the quarry. The range of block sizes is large, but most manufacturers of granite memorials and other products generally require minimum dimensions of height, width and length to maximize the efficiency of their block sawing equipment in meeting the required dimensions of the finished product. Granite blocks are normally sold in heights from 2'6" to 5', widths of 3' to 5', and lengths from 7' to 10'. These blocks weigh from 20 to 30 tons.

        Granite differs from deposit to deposit by color, grade and/or quality. Rock of Ages owns, quarries and sells blocks of (i) gray granites from its Barre, Vermont, Elberton, Georgia, and Stanstead, Quebec quarries, (ii) black granite from its American Black quarry in Pennsylvania, (iii) pink granites from its Laurentian Pink quarry in Quebec and its Salisbury Pink quarry in North Carolina, (iv) white granite from its Bethel White quarry in Vermont, (v) brownish red granite from its Autumn Rose quarry in Oklahoma, and (vi) grayish pink granites from its Kershaw and Coral Gray quarries in South Carolina.

        The Company sells granite blocks for memorial, building and other uses. While each of the quarries owned by the Company sells granite for memorial use and for building use, the output of the Bethel White quarry and the Salisbury Pink quarry are primarily sold and used for building granite use outside North America and the output of the other quarries is primarily used for memorial use in North America. The Company has entered into two exclusive supply agreements with Eurimex, a societe anonyme of Luxembourg ("Eurimex"), whereby the Company appointed Eurimex as its exclusive distributor outside of North America, as specified in each agreement of Bethel White granite and of Salisbury Pink granite, in each case for a term of six years.

        Granite blocks sold by the Company in North America are sold by a quarry sales force. The Company markets and advertises granite blocks in various trade publications and by attending various trade shows in North America. Outside of North America, the Company generally relies on independent distributors who buy blocks from the Company and resell them. This includes Rock of Ages Asia, a 50% Company owned corporation that markets blocks in Japan.

        Other quarry products include waste pieces not of a shape or size suitable for manufacturing which are sold for rip rap for embankments, bridge or other piers, and for other uses. In various quarries, the Company has arrangements with crusher operators who operate on or near the Company's quarries and sell crushed stone. The revenues and profits of these operations are not material. The Company has no marketing and advertising programs for these other quarry products.

        Manufactured Products. The principal manufactured product of Rock of Ages is granite memorials, which are sold to retailers of granite memorials, including Company owned outlets, and substantially all of which are placed in cemeteries in remembrance of the life of a person or persons. The memorials sold by the Company encompass a wide range of granites, including granite blocks purchased from others, as well as a wide range of sizes, styles, shapes and price points ranging from small, inexpensive markers set flush to the ground to very elaborate and expensive personal mausoleums of larger sizes. The broad classifications of granite memorials used by the industry are generally markers, hickeys, slants, standard uprights, estate uprights, pre-assembled mausoleums and conventional mausoleums. From time to time memorial retailers or others order granite products such as benches, steps and other products that may or may not be for cemetery use. These are classified by the Company as memorial sales.

        The Company is widely recognized for the very personalized granite memorials it produces and the very large memorials it can produce. It has made memorials as large as thirty-five feet in length from one block of granite and a full size granite replica of a Mercedes Benz automobile.

        The Company's granite memorials are sold to retailers by the Company's memorial sales force which regularly speaks with customers by phone and makes personal visits to customers. The Company provides various point of sale materials to its authorized Rock of Ages dealers. The Company also advertises in various trade publications.

        The Company also manufactures certain precision granite products, which are made along with memorials at one of the Company's Barre, Vermont plants. These products include surface plates, machine bases, coordinate measuring devices, and other products manufactured to exacting dimensions. The products are sold to the manufacturers of precision measuring devices or end users. Precision products are sold by a precision products sales force which phones or visits customers. The Company does little or no advertising of its precision products.

        Retail. The Company's newly acquired retail operations market and sell granite memorials directly to consumers or to funeral homes and cemeteries. The Company currently operates 17 retail outlets in the State of Kentucky. The granite memorials sold at retail also vary widely and are of the same types as those manufactured by the Company. The Company's retail operations utilize a retail sales force which markets and sells memorials through phone calls and direct meetings with customers in their homes, and at retail sales offices. The Company advertises and promotes retail sales through direct mail material, yellow page listings and newspaper advertising.

  MANUFACTURING AND RAW MATERIALS

        The Company quarries and manufactures granite in the United States and Canada at the locations detailed in Item 2. "Properties." The Company is currently consolidating its manufacturing operations in Elberton, Georgia acquired in 1997 with a view to improving their profitability. In 1997, the Company completed additions to its manufacturing plants in Barre, Vermont. In addition, the Company has acquired new equipment for, and moved equipment it previously owned to, certain quarries which were acquired in 1997. See Item 1. "Business - 1997 Acquisition Activity and Initial Public Offering." Management believes that the Company's manufacturing and quarrying capacity is generally sufficient to meet anticipated production requirements for the foreseeable future. However, the demand by manufacturers of granite outside the Company for granite from the Company's Pennsylvania Black and Salisbury Pink quarries exceeds current supply. While the Company is investing in equipment for these quarries to increase output, the extent of the actual demand beyond current output levels cannot be determined by the Company at this time, and, accordingly the Company cannot predict whether it will be able to meet future demand for granite from these quarries.

        The most significant raw material used by the Company in its manufacturing operations is granite blocks primarily from the Company's quarries. The Company has an adequate supply from its quarries to supply its manufacturing operations. The Company also purchases certain colors of granite, primarily red and black, from other quarriers. The Company believes there is an adequate supply of memorial granite available from its quarries and quarries owned by others for the foreseeable future.

        Other significant raw materials used by the Company include industrial diamond segments for saw blades and wires, drill steel, drill bits, and abrasives. There are a number of sources for these raw materials at competitive prices.

        The Company had manufacturing backlogs of $15,322,000 as of December 31, 1997 and $13,479,000 as of December 31, 1996. These backlogs occurred in the normal course of business. The Company does not have a material backlog in its quarrying operations.

        The Company does not normally maintain a significant inventory of finished manufactured products in anticipation of future orders. Approximately 75% of the Company's orders are delivered within two to twelve weeks, as is customary in the granite memorial industry. The Company does accumulate inventory of granite blocks from September through December in preparation for the winter months when its northern quarries are inactive. During the winter months, the Company offers a special payment plan to granite block customers ordering in December by giving 90-day payment terms. Additionally, any orders for granite memorials placed after September 1st but before February 1st may receive special payment terms allowing payment on the following June 1st. The Company is entitled to make delivery at its discretion no later than April of the following year.

        The Company has entered into a Supply and Distribution Agreement with Missouri Red Quarries, Inc., the owner of Keystone immediately prior to the Keystone Acquisition ("Missouri Red"), and G. Thomas Oglesby, Jr., who controls Missouri Red (the "Missouri Red Supply Agreement"), and a Supply and Distribution Agreement with Keystone Granite Company, Inc., an affiliate of Missouri Red ("KGCI"), and Missouri Red (the "Keystone Supply Agreement", and, together with the Missouri Red Supply Agreement, the "Supply Agreements"). Under the Missouri Red Supply Agreement, Missouri Red has agreed, for a 20-year term, to supply the Company at specified prices with the Company's requirements of Missouri Red granite blocks for memorial use, and has appointed the Company as its exclusive distributor to buy and sell all grades of Missouri Red granite for memorial use in the specified territory. The Company has agreed to purchase certain minimum annual amounts of Missouri Red granite blocks, and such supply arrangements are exclusive for memorial use so long as the Company purchases certain minimum amounts of Missouri Red granite blocks within specified periods of time, provided that in any event the Company has a first priority to purchase all monumental grade Missouri Red granite quarried by Missouri Red during the term of the Missouri Red Supply Agreement. The terms of the Keystone Supply Agreement are substantially similar to the Missouri Red Supply Agreement, including the 20-year term, except that the Keystone Supply Agreement applies to KGCI granite blocks, any other granite blocks quarried at the KGCI quarries and Topaz granite blocks (collectively, "Topaz"), and the Company has agreed to purchase all monumental grade Topaz produced by KGCI during the term of the Keystone Supply Agreement. Should the Company fail to purchase the specified minimum quantity of Topaz, then KGCI has the right to sell to others subject to the Company's right to supply priority. Pursuant to the Supply Agreements, the Company has a right of refusal with respect to any sale of the quarries, land, buildings or equipment, or the stock of, Missouri Red or KGCI outside the Oglesby family. The Company also has a mutual supply agreement (the "Dakota Agreement") with Dakota Granite Company ("Dakota Granite"), whereby Dakota Granite has agreed to supply the Company with its requirements for Dakota Mahogany blocks, slabs and finished monuments, and the Company has agreed to supply Dakota Granite with its requirements for Barre Gray blocks, slabs and finished monuments, and each party has agreed to purchase such requirements exclusively from the other. The Dakota Agreement is terminable by either party upon 180-days prior notice.

  RESEARCH AND DEVELOPMENT

        The Company does not have a research and development department for any of its products. The Company regularly conducts market research, as well as research on new product designs and on equipment to improve the Company's technology. These activities are not separately accounted for as research, and the Company had no expenditures classified for financial reporting purposes as research in 1995, 1996 or 1997.

  INFORMATION SYSTEMS

        The Rock of Ages Barre and Canadian information systems include the use of stand-alone personal computers and two mid-range servers. The US information system uses an IBM AS400 upgraded to a RISC based model 400 as its primary server with PC's and terminals attached. The Canadian system uses a Sun 3000 server, also with terminals and PC's attached. Both locations have a number of stand-alone PC workstations used for administrative and production purposes.

        The programs on the mid-range servers are both written in-house and purchased. They include a customized order entry program, accounts payable, accounts receivable and sales, production tracking and costing, payroll, purchasing, and a number of sales and marketing inquiry programs. The servers also include software that allow for local and remote access by users of personal computers. The Company is in the process of redesigning the order entry program and user interface screens and expects to integrate the Canadian operation in the order tracking and costing system run in the US operation in 1998. The Company also expects that in 1998 or 1999 it will connect certain retail customers to the host system to allow them access to intercompany e-mail, order status, order entry, and order history.

        The manufacturing and quarrying operations and retail operations acquired in 1997 all operate on computer systems utilizing the same industry software package provided by an outside supplier. It is expected these systems will remain in place for most of 1998 while the Barre and Canada systems are fully integrated and upgraded. The Barre host system will then be integrated with the systems of the Elberton Companies and the Keith Monuments beginning in the last quarter of 1998. The Company has an information manager reporting to the CFO as well as an information manager in the memorials division.

        Management believes that all material computer systems used by the Company have been or will be made "2000 compatible" and expects no extraordinary expenses to assure that compatibility.

  COMPETITION

        The granite memorial industry is highly competitive. The Company competes with other granite quarriers and manufacturers in the sale of granite blocks on the basis of price, color, quality, geographic proximity, service, design availability and availability of supply. All of the Company's colors of granite are subject to competition from granite blocks of similar color supplied by quarriers located throughout the world. There are approximately 140 manufacturers of granite memorials in North America. There are also manufacturers of granite memorials in India, South Africa, China and Portugal that sell finished memorials in North America. The Company competes based upon price, breadth of product line and design availability as well as production capabilities and delivery options. The Company's quarrying and manufacturing competitors include both domestic and international companies, some of which may have greater financial, technical, manufacturing, marketing and other resources than the Company. Additionally, foreign competitors of the Company may have access to lower cost labor and better commercial deposits of memorial grade granite, and may be subject to less restrictive regulatory requirements than the Company. Companies in South Africa, India, China and Portugal also manufacture and export finished granite memorials into North America.

        The competition for retail sales of granite memorials is also intense and is based on price, quality, service, design availability and breadth of product line. Competitors include funeral home and cemetery owners, including consolidators, which have greater financial resources than the Company, as well as approximately 3,000 independent retailers of granite memorials located outside of cemeteries and funeral homes.

  PATENTS, TRADEMARKS AND LICENSES

        The Company holds a number of domestic and foreign patents, trademarks and copyrights, including the original registered trademark "Rock of Ages" which the Company first registered in 1913. The Company believes the loss of a single patent, trademark or copyright, other than the "Rock of Ages" trademark, would not have a material adverse effect on the Company's business, financial condition or results of operations.

  EMPLOYEES

        As of December 31, 1997, the Company had approximately 790 employees.

  SEASONALITY

        Historically, the Company's operations have experienced certain seasonal patterns. Generally, the Company's net sales are highest in the third quarter and lowest in the first quarter of each year due primarily to weather. See Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Seasonality."

  REGULATION AND ENVIRONMENTAL COMPLIANCE

        The Company's quarry and manufacturing operations are subject to substantial regulation by federal and state governmental statutes and agencies, including OSHA, the Mine Safety and Health Administration and similar state and Canadian authorities. The Company's operations are also subject to extensive laws, and regulations administered by the EPA and similar state and Canadian authorities for the protection of the environment, including but not limited to those relating to air and water quality, and solid and hazardous waste handling and disposal. These laws and regulations may require parties to fund remedial action or to pay damages regardless of fault. Environmental laws and regulations may also impose liability with respect to divested or terminated operations even if the operations were divested or terminated many years ago. In addition, current and future environmental or occupational health and safety laws, regulations or regulatory interpretations may require significant expenditures for compliance which could require the Company to modify its operations. The Company cannot predict the effect of such laws, regulations or regulatory interpretations on its business, financial condition or results of operations. The Company expects to be able to continue to comply, in all material respects, with existing laws and regulations.

  FORWARD LOOKING STATEMENTS

        Certain of the information contained in this Annual Report on Form 10-K, including without limitation statements made under this Part I,
  Item 1 - "Business" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts, may include "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In reviewing such information, it should be kept in mind that the Company's actual results may differ materially from those set forth in such forward-looking statements.

        Factors and assumptions that could generally cause the Company's actual results to differ materially from those included in the forward-looking statements made herein include, without limitation, the Company's ability to develop and introduce new products, the effects of general economic conditions in the United States or abroad, the sufficiency of the Company's production capacity to meet future demand for its products, the Company's ability to keep pace with the technological standards in its industry and the Company's ability to continue to penetrate and develop new distribution channels for its products. Other factors and assumptions not identified above were also involved in the derivation of the forward-looking statements contained in this Annual Report on Form 10-K, and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.


  ITEM 2.  PROPERTIES

  The Company owns the following quarry, manufacturing and retail sales properties:

             PROPERTY                                     FUNCTION

  VERMONT
    Barre
      Quarry Properties
        E. L. Smith Quarry                   Quarrying of dimensional Barre
                                             Gray granite blocks

      Adam-Pirie Quarry                      Quarrying of dimensional Barre
                                             Gray granite blocks

      Manufacturing Properties
        Associated Saw Plant                 Slabbing of granite blocks

        Rock of Ages Manufacturing Plant     Manufacturing of memorials

        Press Roll Production Plant          Manufacturing of granite press
                                             rolls

        Rock of Ages Saw Plant #1            Slabbing of granite blocks

        Lawson Production Plant              Slabbing of granite blocks and
                                             memorials production facility

    Bethel
      Quarry Properties
        Bethel Quarry                        Quarrying of dimensional
                                             Bethel White granite blocks

  GEORGIA
    Madison County
      Quarry Properties                      Quarrying of dimensional Royalty
        Royalty/Berkeley Quarries            Blue and Berkeley Blue granite
                                             blocks

    Oglethorpe County
      Caprice Quarry                         Quarrying of dimensional Caprice
                                             Blue blocks

       Millstone Quarry                      Quarrying of dimensional Millstone
                                             Gray

    Elberton
      Manufacturing Properties
        Southern Mausoleum Plant             Manufacturing of memorials
        Keystone Memorials Plant             Manufacturing of memorials
        Keywest Plant                        Manufacturing of memorials
        Childs & Childs Plant                Manufacturing of memorials

  CANADA
    Stanstead, Quebec
      Quarry Properties                      Quarrying of dimensional Stanstead
        Stanstead Quarry                     Gray granite blocks

    Guenette, Quebec
      Quarry Properties                      Quarrying of dimensional
        Laurentian Quarry                    Laurentian Rose granite blocks

    Beebe Plain, Quebec
      Manufacturing Properties
        Rock of Ages Manufacturing Plant     Manufacturing of memorials

        Adru Manufacturing Plant             Manufacturing of memorials

  PENNSYLVANIA
    St. Peters
      Quarry Properties
        American Black Quarry                Quarrying of dimensional black
                                             granite blocks

      Manufacturing Properties
        Saw Plant                            Slabbing of granite blocks

  NORTH CAROLINA
    Salisbury
      Quarry Properties                      Quarrying of dimensional Salisbury
        Salisbury Pink Quarry                Pink granite blocks

      Manufacturing Properties               Manufacturing of flush and granite
        Carolina Plant                       under bronze markers

  OKLAHOMA
    Mill Creek
      Quarry Properties                      Quarrying of dimensional Autumn
        Autumn Rose Quarry                   Rose granite blocks

  SOUTH CAROLINA
    Kershaw County
      Quarry Properties
        Kershaw Quarry                       Quarrying of dimensional
                                             Kershaw granite blocks

    Lancaster County
      Quarry Properties
        Coral Gray Quarry                    Quarrying of dimensional Coral
                                             Gray granite blocks

  KENTUCKY
        Various Counties                     17 owned or leased retail
                                             outlets and a sandblast
                                             facility

           The following table sets forth certain information relating to the Company's quarry properties. Each of the quarries listed below: (i) is owned by the Company (other than the Kershaw quarry, which is leased with 40 years remaining on the lease); (ii) is an open-pit quarry; (iii) contains granite that is suitable for extraction as dimension granite for memorial or other use; (iv) is serviced by electricity provided by local utility companies (other than the Bethel quarry which is serviced by internal generators); and (v) has adequate and modern extraction and other equipment. The Company presently has no exploration plans in place.



                                                                              TOTAL
                    APPROXIMATE                                              ORIGINAL                               NET
                        DATE                                                   COST            NET SALEABLE       SALEABLE
                         OF                                      MEANS          OF              RECOVERABLE     RECOVERABLE
                    COMMENCEMENT         PRIOR OWNER              OF           EACH             RESERVES(1)       RESERVES
  QUARRY           OF OPERATIONS        (DATE ACQUIRED)          ACCESS      PROPERTY          (CUBIC FEET)      (YEARS)(2)
  ------           -------------        ---------------          ------      --------          ------------      ----------

  E.L. Smith             1880           E.L. Smith Quarry Co.      Paved     $ 7,562,676      2,460,000,000         4,920
                                        (1948)                     road
  Adam-Pirie             1880           J.K. Pirie Quarry          Paved     $ 4,211,363        985,000,000         6,560
                                        (1955)                     road
  Bethel                 1900           Woodbury Granite           Dirt      $   174,024        76,665,000          383
                                        Company, Inc. (1957)       road
  Royalty/Berkeley       1923           Coggins Granite (1991)     Paved     $ 2,794,500        6,695,000           67
                                                                   road
  Millstone              1985           Coggins Granite (1991)     Paved     $ 1,195,900        5,663,000           56
                                                                   road
  Caprice                1968           Caprice Blue Quarry        Paved     $         0        No estimate         No
                                        Inc.(1997)                 road                                             estimate
  Stanstead              1920           Brodies Limited and        Paved     $   505,453        32,670,000          217
                                        Stanstead Granite          road
                                        Company
                                        (1960)

  urentian               1944           Brodies Limited (1960)     Paved     $   860,115        3,920,000           52
                                                                   road
  American Black         1973           Pennsylvania Granite       Paved     $ 2,900,000        14,701,000          98
                                        Inc.                       road
                                        (1997)

  Salisbury              1918           Pennsylvania Granite       Paved     $ 3,886,592        19,602,000          87
                                        Inc.                       road
                                        (1997)

  Autumn Rose            1969           Autumn Rose Quarry Inc.    Paved     $   200,000        735,000             21
                                        (1997)                     road
  Kershaw                1955           Pennsylvania Granite       Paved     $   200,000        635,000             22
                                        Inc.                       road
                                        (1997)

  Coral Gray             1955           Pennsylvania Granite       Paved     $   200,000        No estimate         No
                                        Inc.                       road                                             estimate
                                        (1997)



 -----------
 (1) Net saleable reserves are based on internal Company estimates, except for the reserves for the E.L. Smith, Adam-Pirie and Bethel quarries, which are based on independent assessments by CA Rich Consultants, Inc.

 (2) Based on internal Company estimates using current production levels.



      The estimates of saleable reserves of the Company are based on historical quarry operations, workable reserves in the existing quarries and immediately adjacent areas, current work force sizes and current demand. While quarry operations decrease the granite deposits, the size of the granite deposits in which the Company's quarries are located are large and extend well beyond existing working quarry perimeters. The Company has historically expanded quarry perimeters or opened other quarries in the deposit as necessary to utilize reserves and the Company has adequate acreage for expansions as and when necessary. Most of the Company's quarries have operating histories dating back 50 or more years. The Company has no reason to believe that it will deplete its granite reserves at any time in the foreseeable future.

      Dimension granite is not considered a valuable mineral or commodity such as gold, nor is it traded on any commodities exchange. The prices charged by the Company to third parties for granite blocks depend on the characteristics of (such as color) and costs to quarry each granite block. The price per cubic foot currently charged by the Company for its granite blocks is generally comparable to other granite suppliers and typically does not exceed $30.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is a party to legal proceedings that arise from time to time in the ordinary course of its business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company.

      The Company carries insurance with coverages that it believes to be customary in its industry. Although there can be no assurance that such insurance will be sufficient to protect the Company against all contingencies, management believes that its insurance protection is reasonable in view of the nature and scope of the Company's operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Except for certain matters submitted to a vote of the Company's security holders in connection with the Reorganization prior to the IPO (See Item 13 -- "Certain Relationships and Related Transactions"), no matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

      The Company's Class A Common Stock, $.01 par value per share (the "Class A Common Stock" and together with the Class B Common Stock, the "Common Stock"), is traded on the Nasdaq National Market ("NASDAQ") under the symbol "ROAC." There is currently no established public trading market for the Class B Common Stock. The Class A Common Stock commenced public trading on October 21, 1997. For the period October 21, 1997 through December 31, 1997, the high and low per share sales prices for the Class A Common Stock were $21 3/4 and $15, respectively. As of March 25, 1998, there were approximately 124 record holders of Class A Common Stock based upon data provided by the transfer agent for the Class A Common Stock.

      The Company has not declared or paid, and does not anticipate paying, cash dividends in the foreseeable future, but intends to retain any future earnings for reinvestment in its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements, contractual restrictions and such other factors as the Board of Directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

      During fiscal 1997, in connection with the Acquisitions and the reorganization, the Company made the following sales of its securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act") in reliance on exemptions discussed below.

      1. As of June 27, 1997, Rock of Ages Quarries, Inc., a predecessor of the Company ("ROAQ"), and Royalty Granite Corporation, a wholly owned subsidiary of the Company, entered into an Agreement and Plan of Reorganization (the "Keystone Agreement") with KSGM, Inc. ("KSGM") and Missouri Red pursuant to which, effective June 28, 1997, KSGM was merged with and into Rock of Ages Corporation, a Vermont corporation and the immediate predecessor of the Company ("ROA Vermont"), and all outstanding shares of capital stock of KSGM were converted into 526,882 shares (263,441 shares after giving effect to the 1-for-2 reverse stock split pursuant to the merger of ROA Vermont with and into the Company as described in 5. below) of common stock of ROA Vermont, which shares were issued to Missouri Red, as the sole stockholder of KSGM (the "Keystone Merger Shares"). The issuance of the Keystone Merger Shares was not registered under the Securities Act in reliance on the exemption provided by Section 4(2) thereof as a transaction by an issuer not involving any public offering in that (i) the Keystone Merger Shares were issued to a single entity (Missouri Red) that, at the time of entering into the Keystone Agreement, represented to the Company that it was an "accredited investor" and that it was acquiring the Keystone Merger Shares solely for investment for its own account and not with a view toward the resale or distribution thereof, (ii) at that time the Company provided written disclosure to Missouri Red stating, and Missouri Red acknowledged, that the Keystone Merger Shares were not registered under the Act and would be subject to certain restrictions on transfer, (iii) the Company placed a restricted share legend to such effect on the certificates representing the Keystone Merger Shares and (iv) the Company did not engage in any general solicitation or advertising in connection with entering into the Keystone Agreement.

      2. As of June 27, 1997, ROAQ entered into a Stock Purchase Agreement with Robert Otis Childs, Jr., Robert Otis Childs, III, and Timothy Carroll Childs (the "C&C Agreement"), pursuant to which, effective October 24, 1997, the Company issued to Robert Otis Childs, III, 10,810 shares of Class A Common Stock (the "Childs Shares") as a portion of the consideration payable in connection with the C&C Acquisition. The issuance of the Childs Shares was not registered under the Securities Act in reliance on the exemption provided by Section 4(2) thereof as a transaction by an issuer not involving any public offering in that (i) the Childs shares were issued to a single investor who, at the time of entering into the C&C Agreement, represented to the Company that he was an "accredited investor" and that he would be acquiring the Childs Shares solely for investment for his own account and not with a view toward the resale or distribution thereof, (ii) at that time the Company provided written disclosure to Robert Otis Childs, III stating, and Robert Otis Childs, III acknowledged, that the Childs Shares would not be registered under the Act and would be subject to certain restrictions on transfer, (iii) the Company placed a restricted share legend to such effect on the certificate(s) representing the Childs Shares and (iv) the Company did not engage in any general solicitation or advertising in connection with entering into the C&C Agreement.

      3. Effective June 27, 1997, Rock of Ages Corporation, a Vermont corporation and a wholly owned subsidiary of ROAQ, merged with and into ROAQ and ROAQ changed its name to Rock of Ages Corporation. In connection therewith, each outstanding share of Class A Common Stock of ROAQ was converted into 72.8347276 shares of Common Stock ("ROAQ Shares") of ROAQ (which as noted above, in connection with the merger changed its name to Rock of Ages Corporation). The ROAQ Shares were not registered under the Securities Act in reliance on the exemption provided by Section 3(a)(9) thereof with respect to securities exchanged by the issuer with its existing security-holders exclusively in that only the shares of Class A Common Stock held by existing shareholders of ROAQ were converted into and exchanged for Common Stock and no commission or other remuneration was paid or given directly or indirectly in connection with such exchange of shares.

      4. As of July 30, 1997, ROA Vermont entered into an Asset Purchase Agreement with Keith Monument (the "Keith Agreement"), pursuant to which the Company issued to Keith Monument, effective October 24, 1997, 81,081 shares of Class A Common Stock (the "Keith Monument Shares") as a portion of the consideration payable in connection with the Keith Acquisition. The issuance of the Keith Monument Shares was not registered under the Securities Act in reliance on the exemption provided by Section 4(2) thereof as a transaction by an issuer not involving any public offering in that (i) the Keith Monument Shares were issued to a single entity (Keith Monument Corporation) that at the time of entering into the Keith Agreement represented to the Company that it was an "accredited investor" and that it would be acquiring the Keith Monument Shares solely for investment for its own account and not with a view toward the resale or distribution thereof,
(ii) at that time the Company provided written disclosure to Keith Monument Corporation stating, and Keith Monument Corporation acknowledged, that the Keith Monument Shares would not be registered under the Act and would be subject to certain restrictions on transfer, (iii) the Company placed a restricted share legend to such effect on the certificate(s) representing the Keith Monument Shares and (iv) the Company did not engage in any general solicitation or advertising in connection with entering into the Keith Agreement.

      5. Effective August 12, 1997, ROA Vermont became a Delaware corporation pursuant to a reincorporation merger (the "Reincorporation Merger"). In the Reincorporation Merger, each outstanding share of ROA Vermont was converted into one half of one share of Class B Common Stock of the Company. In connection therewith, an aggregate of 3,763,441 shares of Class B Common Stock of the Company were issued (the "Reincorporation Merger Shares"). The issuance of the Reincorporation Merger Shares was not registered under the Securities Act in reliance on the exemption provided by Section 4(2) thereof as a transaction by an issuer not involving any public offering in that (i) the Reincorporation Merger Shares were issued to two entities (Swenson Granite Company, Inc. and Missouri Red) that represented to the Company that they were "accredited investors" and were acquiring the Reincorporation Merger Shares solely for investment for their own accounts and not with a view toward the resale or distribution thereof,
(ii) the Company provided written disclosure to such entities stating, and such entities acknowledged, that the Reincorporation Merger Shares would not be registered under the Act and would be subject to certain restrictions on transfer, (iii) the Company placed a restricted share legend to such effect on the certificates representing the Reincorporation Merger Shares and (iv) the Company did not engage in any general solicitation or advertising in connection with the issuance of the Reincorporation Merger Shares pursuant to the Reincorporation Merger.

      6. On August 13, 1997, the Company entered into an Agreement and Plan of Merger and Reorganization with Swenson Granite Company, Inc. ("Swenson Granite"), Kurt M. Swenson and Kevin C. Swenson (the "Swenson Merger Agreement"), pursuant to which effective October 24, 1998 the outstanding shares of Swenson Granite were converted into an aggregate of 3,500,000 shares of Class B Common Stock (using an exchange ratio of 1,618.123 shares of Class B Common Stock for each share of Swenson common stock) of the Company (the "Reorganization Merger Shares"). The issuance of the Reorganization Merger Shares were not registered under the Securities Act in reliance on the exemption provided by Section 4(2) thereof as a transaction by an issuer not involving any public offering in that (i) the Reorganization Merger Shares were issued to less than thirty-five shareholders of Swenson Granite who, in order to receive such shares were required by the terms of the Swenson Merger Agreement to represent to the Company that (A) they were "accredited investors" or engaged a "purchaser representative" to act on their behalf, (B) they acquired the Reorganization Merger Shares for investment only and not with a view to any public distribution thereof, (C) they understood that the Reorganization Merger Shares were not registered under the Act and are subject to certain restrictions on transfer, and (D) if they are not an "accredited investor," they, either alone or together with their purchaser representative, have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of an investment in the Reorganization Merger Shares, (ii) the Company placed a restricted share legend on the certificates representing the Reorganization Merger Shares,
(iii) the Company did not engage in any general solicitation or advertising in connection with entering into the Swenson Merger Agreement and (iv) the issuance of the Reorganization Merger Shares otherwise complied with Rule 506 under the Securities Act.

USE OF IPO PROCEEDS

      In the fourth quarter, the Company completed its IPO of 3,708,750 shares of Class A Common Stock. The net cash proceeds to the Company from the IPO after deducting the underwriting discount of $4.4 million and offering expenses of $2.0 million, were $57.1 million. See Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources - Capital Resources."

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The selected consolidated historical financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for and as of the end of each of the years in the five-year period ended December 31, 1997 are derived from the consolidated financial statements of the Company, which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The following selected consolidated financial data should be read in conjunction with
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of the Company, including the notes thereto, referred to in Item 8.

                                                              YEAR ENDED DECEMBER 31,
                                                  1993      1994      1995      1996      1997
                                                 -----      ----      ----      ----      ----

  STATEMENT OF OPERATIONS DATA:                      (U.S. $ IN THOUSANDS, EXCEPT PER SHARE DATA)

  Net revenues:

  Quarrying                                      $13,522  $16,889   $15,295    $12,083   $14,090
  Manufacturing                                   17,485   17,299    17,793     32,586    38,336
  Retailing                                                                                1,781

      Total net revenues                         31,007    34,188    33,088     44,669    54,207

  Gross Profit:
  Quarrying                                       4,294     6,044     6,104      5,158     5,606
  Manufacturing                                   2,489     4,050     4,345      8,248     9,302
  Retailing                                                                                1,198

   Total gross profit                             6,783    10,094    10,449     13,406    16,106

  Selling, general and administrative
    expenses                                      6,851     6,049     6,453      9,131    11,036

  Income (loss) from operations                     (68)    4,045     3,996      4,275     5,070

  Interest expense                                1,505     1,653     1,678      1,723     1,576
  Other expenses                                  2,376                 564

  Income(loss) before provision(benefit)
     for income taxes                            (3,949)    2,392     1,754      2,552     3,494

  Provision (benefit) for income taxes             (311)      577       358        643       849

  Net income (loss)                             ($3,638)    1,815  $  1,396    $ 1,909   $ 2,645
                                                ========  =======  ========    =======   =======

  Net income (loss) per share                     (0.96)     0.52      0.40       0.55      0.62
  Net income (loss) per share
    assuming dilution                             (0.96)     0.46      0.35       0.45      0.53
  Weighted average number of shares
    outstanding                                   3,500     3,500     3,500      3,500     4,290
  Weighted average number of shares
    outstanding assuming dilution                 3,500     3,908     4,027      4,208     4,997

                                                                   AS OF DECEMBER 31,
                                                  1993      1994      1995       1996      1997
                                                 -----      ----      ----       ----      ----

  BALANCE SHEET DATA:
  Cash and cash equivalents                         $92      $394    $1,995       $763    $8,637
  Working capital                                 7,605    13,668    13,691     13,286    28,998
  Total assets                                   37,179    42,529    48,101     47,995    93,137
  Long-term debt, net of current
    maturities                                   13,162    16,655    14,657     13,054       975
  Stockholders equity                             8,849    10,686    15,479     17,371    77,844


  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      Rock of Ages, founded in 1885, is an integrated quarrier, manufacturer, distributor and retailer of granite and products manufactured from granite. The quarry division sells granite both to the manufacturing division and to outside manufacturers, as well as to distributors in Europe and Japan. The manufacturing division's principal product is granite memorials used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications. The Company owns and operates 13 active quarry properties and 12 manufacturing and sawing facilities in North America, principally in Vermont, Georgia, and the Province of Quebec. The Company markets and distributes its memorials on a wholesale basis to approximately 2,124 independent memorial retailers in the United States and Canada, including approximately 495 independent authorized Rock of Ages retailers that are the primary outlet for the Company's branded memorials. The Company recently acquired one of the largest of its authorized independent retailers, which provides the Company with 17 owned retail outlets and marked the Company's first significant entry into retailing. The Company's memorials are marketed under the names of Rock of Ages Sealmark and Colorcraft, as well as several private labels. The Company believes that the Rock of Ages trademark is one of the oldest and best known brand names in the granite memorialization industry.

      Prior to 1996, the Company's quarrying and manufacturing operations were concentrated in Vermont and Quebec, and its manufacturing division produced primarily high-end branded memorials that were distributed to a relatively small percentage of the independent memorial retailers in North America. During the past two years, the Company has, principally through acquisitions has (See Item 1 "Business - General and 1997 Acquisition Activity and Initial Public Offering") begun to implement a strategy that involves: (i) significantly expanding the breadth of its product offerings to include memorials covering all price points and major color varieties;
(ii) increasing its distribution base; and (iii) vertically integrating forward into the retail distribution channel in order to move closer to the ultimate memorial customer. As a result, the Company has increased manufacturing revenues from $17.8 million in 1995 to $38.3 million in 1997, and increased its distribution base from 495 independent retailers in 1995 to approximately 2,124 in 1997, including 17 Company-owned outlets.

      The Company's primary means of implementing its growth strategy to date has been through acquisitions, beginning with the acquisitions on December 31, 1995 of Lawson Granite Company and Anderson-Friberg Company, each based in Barre, Vermont. These acquisitions helped expand the Company's manufacturing capacity and distribution base, while also broadening its granite memorial product line to include more non-branded granite memorials at lower price points than the Company's then-existing product line. In addition, the Company has recently taken further steps to implement its growth strategy through (i) the Keystone Acquisition, pursuant to which the Company acquired on June 30, 1997 the largest granite memorial manufacturer in Elberton, Georgia, and (ii) the C&C Acquisition, pursuant to which the Company acquired on October 24, 1997 what the Company believes is the second-largest granite memorial manufacturer in Elberton. The Elberton Acquisitions will establish the Company as the largest granite memorial manufacturer in Elberton, Georgia, which is the largest granite producing area in North America and will give the Company a substantially broader product line, greater manufacturing capacity and enhanced distribution capabilities in the southern United States.

      In connection with the Keystone and C&C acquisitions, the Company also acquired (i) Southern Mausoleums, Inc., a manufacturer of granite mausoleums in Elberton, Georgia; and (ii) three granite quarrying companies operating six granite quarries located in Georgia, Pennsylvania, North Carolina, South Carolina and Oklahoma.

      The Company's first significant entry into memorial retailing was initiated on October 24, 1997, when the Company acquired Keith Monument. Keith Monument, founded in 1867, has been an authorized Rock of Ages retailer for more than 50 years. The Company believes that Keith Monument is one of the largest retailers of granite memorials in the United States. John E. Keith, a principal owner and the president of Keith Monument with over 30 years of experience in granite memorial retailing, heads the Company's retailing operations. Mr. Keith will participate in overseeing the implementation of the Company's strategy to significantly expand its retail operations both through other acquisitions of retailers and by pursuing strategic alliances with funeral home and cemetery owners, including consolidators.

      The Company records revenues from manufacturing, quarrying and retailing. Manufacturing revenues are recorded when the finished product is shipped from Company facilities to an outside customer. The granite quarried by the Company is sold both to outside customers and used by the Company's manufacturing division.

      During 1997, 76.0% of the granite quarried by the Company was sold to outside customers. The Company records revenue and gross profit related to the sale of granite sold to an outside customer when the granite is shipped from the Company's quarry. The Company does not record a sale, nor does the Company record gross profit, at the time granite is transferred to the Company's manufacturing division. The Company records revenue and gross profit related to internally transferred granite only after the granite is manufactured into a finished product and sold to an outside customer. Retailing revenues are recorded when the finished monument is placed in the cemetery.

      The following table sets forth certain historical statement of operations data as a percentage of net revenues with the exception of manufacturing gross profit and quarrying gross profit, which are shown as a percentage of manufacturing revenues and quarrying revenues, respectively.

                                                  YEAR ENDED DECEMBER 31,

                                                   1995    1996     1997
                                                  -----    ----     ----
     STATEMENT OF OPERATIONS DATA:

     Net Revenues

      Quarrying                                   46.2%   27.1%    26.0%
      Manufacturing                               53.8%   72.9%    70.7%
      Retailing                                    0.0%    0.0%     3.3%
         Total net revenues                      100.0%  100.0%   100.0%

     Gross Profit:

      Quarrying                                   39.9%   42.7%    39.8%
      Manufacturing                               24.4%   25.3%    24.3%
      Retailing                                    0.0%    0.0%    67.3%
        Total gross profit                        31.6%   30.0%    29.7%

     Selling, general and administrative
       expenses                                   19.5%    20.4%   20.3%

     Income from operations                       12.1%     9.6%    9.4%

     Interest Expense                              5.1%    3.9%     2.9%
     Other Expenses                                1.7%    0.0%     0.0%

     Income before provision for income taxes      5.3%    5.7%     6.5%

     Provision for income taxes                    1.1%    1.4%     1.6%

     Net income                                    4.2%    4.3%     4.9%
                                                  =====    ====     ====

     YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996.

      Revenues for the fiscal year ended December 31, 1997 increased 21.4% to $54.2 million from $44.7 million for the year ended December 31, 1996. Quarrying revenues increased $2.0 million, of which $1.3 million was from existing quarry operations due to stronger monumental markets and increased exports to Japan. The remaining $671,000 increase was generated by acquired quarry operations. Manufacturing revenues increased $5.7 million primarily from the acquired operations in Elberton, Georgia, with existing operations showing a modest increase of $285,000. The Company's retail operations, consisting of Keith Monument which was acquired in October, 1997, accounted for $1.8 million in revenues.

      Gross profit for 1997 increased 20.1% to $16.1 million from $13.4 million in 1996. Quarrying gross profit increased $357,000 from existing operations and $91,000 from acquired operations for a total of $448,000. The quarry gross margin percentage fell from 42.7% in 1996 to 39.8% in 1997. This was the result of increased sales volumes from lower margin products. In addition, the acquired quarry operations reported a gross profit percentage of 13.6% for 1997. The acquired operations were included for the months of November and December which are normally periods of reduced operating margins.

      Manufacturing gross profit increased by $1,054,000 from 1996, resulting from an increase of $386,000 from existing operations due to improved product mix plus efficiencies achieved by consolidating manufacturing operations, and an increase of $668,000 from acquired operations. The manufacturing gross profit percentage decreased from 25.3% in 1996 to 24.3% in 1997. This decrease was the result of a lower gross profit percentage from acquired operations which offset increases at existing operations. Price increases and work force adjustments have been implemented to improve operating margins at the acquired operations.

      Retailing gross profit of $1,198,000 was included for 1997. Prior to this the Company had no retailing presence. The gross profit percentage for this segment was 67.3%.

      Selling, general and administrative expenses for 1997 increased 20.9% to $11.0 million from $9.1 million in 1996. Existing operations accounted for $371,000 of the increase consisting of charges for previously deferred organization and financing costs and settlement of a legal action, and an increase to the provision for doubtful accounts. Acquired operations resulted in an increase of another $1,534,000. As a percentage of net sales, selling, general and administrative expenses for 1997 decreased to 20.3% from 20.4% in 1996.

      Interest expense for 1997 decreased 8.5% to $1,576,000 from $1,723,000 in 1996, as a result of the retirement of all existing bank debt, with the exception of a revolving line of credit with the Royal Bank of Canada, with the net proceeds of the IPO.

      Income taxes as a percent of earnings before taxes decreased from 25.2% in 1996 to 24.3% in 1997. The Company continues to be in an alternative minimum tax position for Federal income tax purposes. The decrease in the effective rate resulted from Canadian income being applied against a tax-loss carry back.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995.

      Revenues for the fiscal year ended December 31, 1996 increased 35.0% to $44.7 million from $33.1 million for the year ended December 31, 1995. This growth was attributable to an increase of $3.9 million in revenues from existing operations and an increase of $10.9 million in revenues from acquired manufacturing operations. This increase was offset by a decrease in quarry revenues as a result of the Company's acquisition of two manufacturers that had previously been significant customers and a $1.7 million decrease in quarry sales due to reduced exports to Japan and other Asian markets.

      Gross profit for 1996 compared to 1995 increased 28.3% to $13.4 million from $10.4 million in 1995. The higher total gross profit reflects an increase of $2.5 million from acquired manufacturing operations and an increase of $1.4 million from existing manufacturing operations. This increase was partly offset by reduced gross profit of $900,000 from quarrying operations due to lower revenue. The gross profit percentage fell slightly to 30.0% in 1996 from 31.6% in 1995 as a result of sales from the lower margin products of the acquired manufacturing operations. The lower gross margin in 1996 compared to 1995 was offset slightly by higher margins in the quarry operations due to a price increase that went into effect during 1996. Although gross profit margins in both manufacturing and quarrying increased for 1996 compared to 1995, the total gross profit margin declined as a result of the lower margin manufacturing business accounting for a higher percentage of total Company revenues.

      Selling, general and administrative expenses for 1996 increased 41.5% to $9.1 million from $6.5 million in 1995. As a percentage of net sales, selling, general and administrative expenses for 1996 increased to 20.4% from 19.5% in 1995. This increase resulted primarily from increased personnel expense necessary to support a higher rate of growth in memorial manufacturing and increased acquisition activity.

      Interest expense for 1996 remained unchanged from 1995 at $1.7 million.

      Income taxes as a percent of earnings before taxes increased from 20.4% to 25.2% in 1996. Although the Company was in an alternative minimum tax position for Federal tax purposes, the Company paid higher state taxes as a result of its income level exceeding the Company's depletion allowances. In 1995, the Company was in an alternative minimum tax position for Federal taxes and paid only a nominal amount of state taxes as a result of the magnitude of its depletion allowances.

LIQUIDITY AND CAPITAL RESOURCES

      Liquidity. The Company considers liquidity to be adequate to meet its long and short-term cash requirements. Historically the Company has met these requirements primarily from cash generated by operating activities and periodic borrowings under commercial credit facilities. The Company's recent and pending acquisitions have increased its requirements for external sources of liquidity, and the Company anticipates that this trend will continue as it further implements its growth strategy.

      Year Ended December 31, 1997. For 1997, net cash used in operating activities was $440,000. This result was primarily attributable to an increase in inventories of $1.0 million, a decrease in accounts payable at the acquired companies of $1.0 million, and a decrease in accrued pension cost of $1.5 million as the Company improved the funding status of its pension plan which will reduce its obligations going forward. Net cash used in investing activities was $23.0 million primarily for net acquisitions of $19.1 million and the purchase of property, plant and equipment of $4.1 million. Net cash provided by financing activities was $31.5 million. Net proceeds from the Company's IPO of $57.1 million, discussed below, was offset by payments on long-term debt of $23.2 million and repayments of lines of credit of $2.2 million.

      Capital Resources. In the fourth quarter, the Company completed its IPO of 3,708,750 shares of Class A Common Stock (including 483,750 shares subject to the Underwriter's overallotment option and 275,482 shares sold by certain selling stockholders) at $18.50 per share, of which Raymond James & Associates, Inc. was the managing underwriter pursuant to a registration statement on Form S-1 (file number 333-33685), which was declared effective on October 20, 1997, and a registration statement on Form S-1 (file number 333-7826), which was effective on October 21, 1997.

      The net cash proceeds to the Company from the IPO after deducting the underwriting discount of $4.4 million, and offering expenses of $2.0 million, were $57.1 million. The net proceeds of the IPO were applied as follows:

   C&C Acquisition

   Cash purchase price                                          $6.4 million
   Repayment of outstanding indebtedness                        $1.0 million

   Quarry Companies and SMI

   Repayment of outstanding indebtedness                        $4.5 million

   Keith Acquisition

    Cash purchase price                                        $12.9 million
   Repayment of outstanding indebtedness                       $ 1.9 million

   Rock of Ages Corp. repayment of outstanding
     indebtedness                                              $18.5 million
   Keystone Acquisition repayment of outstanding
     indebtedness                                             $  2.6 million

   Payment of long-term pension obligation                    $  1.5 million
   Working capital requirements                               $  1.1 million
                                                              --------------

      Total                                                    $50.4 million

   Remaining proceeds from the IPO                            $  6.7 million
                                                              ==============

      The remaining proceeds are currently invested in money market funds and will be available for the Company to use in pursuing its growth strategy.

      In December 1997, the Company entered into a financing agreement with the CIT Group/Business Credit, Inc. ("CIT"). The agreement provides for an acquisition term loan line of credit of $25 million and a revolving credit facility of another $25 million. As of December 31, 1997, both credit lines were unused and available in their entirety. The interest rate under these credit lines is based on a formula of prime less .50%. As of December 31, 1997, the Company also had $1.3 million outstanding and $1.1 million available under a demand revolving line of credit with the Royal Bank of Canada. The interest rate on this facility as of such date was 6.75% based on a formula of Canadian prime plus .75%. The Company's primary need for capital will be to maintain and improve its manufacturing and quarrying facilities and to finance acquisitions as part of its growth strategy. The Company has $3.0 million budgeted for capital expenditures in 1998. The Company believes that the combination of cash flow from operations, its existing credit facilities, and the remaining proceeds from the IPO will be sufficient to fund its operations for at least the next twelve months.

SEASONALITY

      Historically, the Company's operations have experienced certain seasonal patterns. Generally the Company's net sales have been highest in the third quarter and lowest in the first quarter of each year due primarily to weather. Cemeteries in northern areas generally do not accept granite memorials during winter months when the ground is frozen because they cannot be properly set. The Company typically closes certain of its Vermont and Canadian quarries during these months because of increased operating costs attributable to adverse weather conditions. The Company has historically incurred a net loss during the first six months of each calendar year. However, the Company believes that the variability of its operating results on a quarterly basis will be lessened as its operations become more geographically dispersed.

INFLATION

      The Company believes that the relatively moderate rates of inflation experienced in recent years have not had a significant effect on its results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

      SFAS No. 130, Reporting Comprehensive Income, will be effective for periods beginning after December 15, 1997.

      SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, will be effective for periods beginning after December 15, 1997.

      SFAS No. 132, Employer's Disclosure About Pensions and Other Postretirement Benefits, will be effective for periods beginning after December 15, 1997.

      Management does not believe that the above pronouncements will have a material effect on the Company's financial statements.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

      The information required for this item is included in this Annual Report on Form 10-K on Pages 34 through 63, inclusive, and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The Company believes, and it has been advised by KPMG Peat Marwick LLP ("KPMG") that KPMG concurs with the Company's belief that during the period of its engagement, the Company and KPMG did not have any disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of KPMG, would have caused it to make reference in connection with its report on the Company's financial statements to the subject matter of the disagreement.


                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     Certain information concerning directors and executive officers of the Company is set forth below:

NAME OF DIRECTORS AND EXECUTIVE    AGE     POSITIONS WITH THE COMPANY
OFFICERS(1)                        ---     AND ITS AFFILIATES
-------------------------------            --------------------------
George R. Anderson                  58     Senior Vice President,
                                           Chief Financial Officer,
                                           Treasurer,
                                           Director
James L. Fox....                    46     Director
Peter A. Friberg                    47     Senior Vice President --
                                           Barre Memorial Sales, Director
Mark A. Gherardi                    39     Senior Vice President --
                                           Barre and Canada  Manufacturing
                                           Operations, Director

Jon M. Gregory                      48     President -- Quarry
                                           Division, Director
John E. Keith....                   50     President-- Rock of Ages
                                           Memorials, LLC, Director
Richard C. Kimball                  57     President -- Memorials Division,
                                           Vice Chairman of the Board of
                                           Directors
G. Thomas Oglesby, Jr               52     Senior Vice President --
                                           Keystone & Childs, Inc., Director
Kurt M. Swenson                     53     Chairman, President and
                                           Chief Executive Officer
Charles M. Waite                    65     Director
Frederick E. Webster, Jr.           60     Director

----------

(1) Each executive officer serves for a term of one year (and until his successor is chosen and qualified).

     George R. Anderson has been a Senior Vice President, Chief Financial Officer and a director of the Company since 1984. Mr. Anderson joined the Company in 1969 as the Chief Accountant and subsequently held the positions of Controller and Treasurer. He has been a director of the Barre Granite Association and a trustee of the Granite Group Insurance Trust and the Barre Belt Multi-Employer Pension Plan. Mr. Anderson's current term as a director will expire in 1999.

     James L. Fox has been Executive Vice President and General Manager of First Data Investor Services Group, a division of First Data Corporation, since 1989. Mr. Fox has been a director of the Company since October, 1997 and his current term as a director of the Company will expire in 1999.

     Peter A. Friberg has been Senior Vice President -- Barre Memorial Sales, of the Company since 1996 and a director of the Company since January 1996. From 1975 to 1995, Mr. Friberg co-owned and co-managed the Anderson-Friberg Company, a memorial manufacturing company, in Barre, Vermont, serving as President from 1991 to 1995. From 1991 to 1993, Mr. Friberg was President of the Barre Granite Association. Mr. Friberg's current term as a director of the Company will expire in 1998.

     Mark A. Gherardi has been Senior Vice President -- Barre and Canada Manufacturing Operations and a director of the Company since 1996. Prior to 1996, Mr. Gherardi held various sales and production positions over a 20-year period with Lawson Granite Company. Mr. Gherardi's current term as a director of the Company will expire in 1998.

     Jon M. Gregory has been President -- Quarry Division since 1993 and has been a director of the Company since 1995. Since joining the Company in 1975, Mr. Gregory has served in various positions including Senior Vice President -- Memorials Division, Manager of Manufacturing and line production supervisor. Mr. Gregory's current term as a director of the Company will expire in 1998.

     John E. Keith became President -- Rock of Ages Memorials, LLC and a director of the Company in connection with the consummation of the Keith Acquisition in October 1997. Prior to the Keith Acquisition, Mr. Keith had been an owner of and President of Keith Monument since 1989. From 1965 to 1989, Mr. Keith held various officer positions with Keith Monument. Mr. Keith's current term as a director of the Company will expire in 2000.

     Richard C. Kimball has been President -- Memorials Division, and Vice Chairman of the Board of Directors since 1993 and a director of the Company since 1986. Prior to joining the Company, Mr. Kimball served as a director, principal and President of The Bigelow Company, Inc., a strategic planning and investment banking firm from 1972 until 1993. Mr. Kimball's current term as a director of the Company will expire in 2000.

     G. Thomas Oglesby, Jr. became Senior Vice President -- Keystone & Childs, Inc. and a director of the Company in connection with the consummation of the Elberton Acquisitions in June and October 1997. Prior thereto, Mr. Oglesby had been President of Keystone since1982. Mr. Oglesby was a member of the Board of Directors and served four separate terms as President of the Elberton Granite Association from 1979 until 1996. He is a director of the American Monument Association and the Manufacturers and Wholesalers Division of the Monument Builders of North America. Mr. Oglesby's current term as a director of the Company will expire in 1999.

     Kurt M. Swenson has been President, Chief Executive Officer and Chairman of the Board of Directors of the Company since 1984. Prior to the IPO, Mr. Swenson had been the Chief Executive Officer and a director of Swenson Granite since 1974, and currently serves as non-officer Chairman of the Board of Swenson Granite Company, LLC, a Delaware limited liability company engaged in the granite curb and landscaping business. He is also a director of the American Monument Association, the Funeral and Memorial Information Council, the National Building Granite Quarries Association and Group Polycor International. Mr. Swenson's current term as a director of the Company will expire in 2000.

      Charles M. Waite has been a director of the Company since 1985. Since 1989, Mr. Waite has been managing partner of Chowning Partners, a financial consulting firm that provides consulting services to New England companies. Mr. Waite's current term as a director will expire in 2000.

      Frederick E. Webster, Jr., Ph.D. has been a Professor of Management at the Amos Tuck School of Business Administration of Dartmouth College since 1965. He is also a management consultant and lecturer. Dr. Webster serves as a director of Vermont Public Radio and the American Marketing Association. He is also a member of the Corporation of Mary Hitchcock Memorial Hospital. Mr. Webster has been a director since October, 1997 and his current term as a director will expire in 1999.

COMMITTEES OF THE BOARD OF DIRECTORS

           The principal function of the Audit Committee, which consists of Messrs. Fox, Waite and Webster, is to endeavor to assure the integrity and adequacy of financial statements issued by the Company. The Audit Committee reviews internal auditing systems and procedures as well as the activities of the public accounting firm performing the external audit.

      The principal function of the Compensation Committee, which consists of Messrs. Fox, Waite and Webster, is to review periodically the suitability of the remuneration arrangements (including benefits) for the executive officers of the Company and to administer the 1994 Plan (as defined herein). The 1997 bonus amounts shown in Item 11 were determined by the Compensation Committee as constituted after October 24, 1997 (the date of consummation of the IPO).

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth information with respect to the Chief Executive Officer of the Company and each of the four other most highly compensated executive officers of the Company (the "Named Executive Officers") for the year ended December 31, 1997.

                                           SUMMARY COMPENSATION TABLE

                                                                                      LONG-TERM
                                                                                     COMPENSATION
                                                             ANNUAL COMPENSATION      -----------
                                                             -------------------      SECURITIES       ALL OTHER
     NAME AND PRINCIPAL POSITION                  YEAR       SALARY        BONUS       OPTIONS(#)    COMPENSATION(1)

Kurt M. Swenson                                   1997      $310,320     $29,500         -0-            $1,100
  President, Chief Executive Officer,
  Chairman of the Board of Directors

Richard C. Kimball                                1997      $210,360     $26,500         -0-            $1,100
  President-- Memorials Division,
  Vice Chairman of the Board of Directors

George R. Anderson                                1997      $161,400     $18,000         -0-            $1,100
  Senior Vice President, Chief
  Financial Officer, Director

Jon M. Gregory                                    1997      $160,440     $13,500         -0-            $1,100
  President-- Quarry Division, Director

Mark A. Gherardi                                  1997      $145,800     $13,500         -0-             $726
  Senior Vice President-- Barre and Canada
  Manufacturing Operations, Director

----------
     (1) In each case, represents a matching contribution under the Company's 401K plan.


STOCK OPTION GRANTS

      No grants of stock options were made during the year ended December 31, 1997 by the Company to the Named Executive Officers.

      The following table sets forth information concerning options to purchase Class B Common Stock held by the Named Executive Officers. The Class B Common Stock is convertible on a share-for-share basis into Class A Common Stock. During 1997, no stock options were exercised by any of the Named Executive Officers. The Company has not granted any stock appreciation rights.

                       FISCAL YEAR-END OPTION VALUES

                        NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                       UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS

                     OPTIONS AT DECEMBER 31, 1997    AT DECEMBER 31, 1997(1)
NAME                  EXERCISABLE  UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----
Kurt M. Swenson         85,000         27,500      $1,085,700       $342,550
Richard C. Kimball      65,000         22,500        844,800         284,700
George R. Anderson      50,000         25,000        641,600         307,400
Jon M. Gregory          40,000         35,000        497,200         418,300
Mark A. Gherardi        30,000         45,000        357.300         535,950

(1) These values are calculated using the $15 1/2 per share closing price of the Class A Common Stock on NASDAQ on December 31, 1997.

PENSION PLANS

      The Company maintains a qualified pension plan (the "Pension Plan") and non-qualified salary continuation agreements (the "Salary Continuation Agreements") for certain executive officers of the Company. The Company's Pension Plan is noncontributory and provides benefits based upon length of service and final average earnings. Generally, employees age 21 with one year of continuous service are eligible to participate in the Pension Plan. The annual pension benefits shown for the Pension Plan assume a participant attains age 65 during 1998 and retires immediately. The Employee Retirement Income Security Act of 1974 places limitations on the compensation used to calculate pensions and on pensions which may be paid under federal income tax qualified plans, and some of the amounts shown on the following table may exceed the applicable limitations. Such limitations are not currently applicable to the Salary Continuation Agreements.

      The following table shows the total estimated annual retirement benefits payable upon normal retirement under the Pension Plan for the Named Executive Officers at the specified executive remuneration and years of continuous service.


                                   PENSION PLAN TABLE

FINAL AVERAGE
COMPENSATION                15 YEARS      20 YEARS      25 YEARS      30 YEARS     35 YEARS
------------
$125,000...............   $    39,382   $    52,510   $    65,637   $    78,765  $    78,765
$150,000...............   $    47,632   $    63,510   $    79,387   $    95,265  $    95,265
$175,000...............   $    55,882   $    74,510   $    93,137   $   111,765  $   111,765
$200,000...............   $    64,132   $    85,510   $   106,887   $   128,265  $   128,265
$225,000...............   $    72,382   $    96,510   $   120,637   $   144,765  $   144,765
$250,000...............   $    80,632   $   107,510   $   134,387   $   161,265  $   161,265
$275,000...............   $    88,882   $   118,510   $   148,137   $   177,765  $   177,765
$300,000...............   $    97,132   $   129,510   $   161,887   $   194,265  $   194,265
$325,000...............   $   105,382   $   140,510   $   175,637   $   210,765  $   210,765
$350,000...............   $   113,632   $   151,510   $   189,387   $   227,265  $   227,265


      These calculations are based on the retirement formula in effect as of December 31, 1997, which provides an annual life annuity at age 65 equal to 1.8% of a participant's final five-year average compensation (excluding bonus) plus .4% of a participant's final five-year average compensation in excess of social security covered compensation times years of service to a maximum of 30 years. Estimated years of continuous service for each of the Named Executive Officers, as of December 31, 1997 and rounded to the full year, are: Mr. G. Anderson, 29 years; Mr. J. Gregory, 22 years; Mr. M. Gherardi, 17 years; Mr. R. Kimball, 5 years; and Mr. K. Swenson, 14 years.

      In addition, the Company's Salary Continuation Agreements provide for supplemental pension benefits to certain executive officers of the Company, including the Named Executive Officers. The following table sets forth the supplemental pension benefits for the Named Executive Officers under their respective Salary Continuation Agreements.

                                                                  ANNUAL
                                                 TOTAL YEARS    RETIREMENT
                                   ANNUAL BASE   OF SERVICE      BENEFIT
NAME                              COMPENSATION    AT AGE 65     AT AGE 65
----                              ------------   ----------   -----------
M. Gherardi..................    $  145,800          27       $  23,620
G. Anderson..................    $  161,400          35       $  33,894
R. Kimball...................    $  210,360          12       $  25,243
K. Swenson...................    $  310,320          26       $  88,752
J. Gregory...................    $  160,440          39       $  37,543

      These calculations are based on individual Salary Continuation Agreements, which provide a 100% joint and survivor annuity at age 65 equal to a percentage, ranging from .6% to 1.1%, of a participant's highest annual base compensation times full years of service. The percentage range has been determined by the Board of Directors. There is no compensation increases assumed in these calculations.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      During the period January 1, 1997 to October 24, 1997 (the date of consummation of the IPO), the Compensation Committee of the Board of Directors was comprised of Kurt M. Swenson, Guy A. Swenson, Jr. and Charles
M. Waite. During his 1997 service on the Compensation Committee, Kurt Swenson was the President and Chief Executive Officer of the Company and Kurt Swenson participated in all compensation decisions, including those related to his own compensation.

COMPENSATION OF DIRECTORS

      Directors who are not also officers of the Company are paid annual directors' retainers of $5,000, and $250 for each meeting of the Board, including committee meetings. Directors are also eligible for stock option grants under the Company's 1994 Amended and Restated Stock Plan (the "1994 Plan").

EMPLOYMENT AGREEMENTS

      The Company has an employment agreement with Kurt M. Swenson (the "Swenson Employment Agreement") for retention of his services as President and Chief Executive Officer of the Company. The term of the Swenson Employment Agreement commenced on October 24, 1997, the date of consummation of the IPO (the "Commencement Date"), and continues until the fifth anniversary thereof, provided that on the third and each subsequent anniversary of the Commencement Date such term will automatically be extended for one additional year, unless, not later than ninety days prior to the expiration of the term, the Company or Mr. Swenson gives notice that the term will not be extended. The Swenson Employment Agreement provides for continued payment of salary and benefits over the remainder of the term if Mr. Swenson's employment is terminated by the Company without Cause (as defined in the Swenson Employment Agreement) or as a result of death or disability or by Mr. Swenson for Good Reason (as defined in the Swenson Employment Agreement). The Swenson Employment Agreement also provides for a lump sum payment to Mr. Swenson equal to the sum of (i) accrued but unpaid salary, and a prorated bonus amount equal to the greater of the largest annual bonus paid to Mr. Swenson during the prior three years and the annual bonus payable in respect of the most recently completed fiscal year (the "Highest Annual Bonus"), through the date of termination and (ii) three times the sum of (A) his then annual salary and (B) Highest Annual Bonus, and for continuation of benefits for three years, if Mr. Swenson's employment is terminated by the Company (other than for Cause, death or disability) during the twelve-month period following, or prior to but in connection with, or by Mr. Swenson during the twelve-month period following, a Change in Control (as defined in the Swenson Employment Agreement). In the event of a termination related to a Change in Control, Mr. Swenson may elect in lieu of the lump sum payment described above, to receive in a lump sum or over the then remaining term of the Swenson Employment Agreement, an amount equal to the total amount he would have been entitled to receive if his employment had been terminated by the Company without Cause or by Mr. Swenson for Good Reason. If any payment or distribution by the Company to or for the benefit of Mr. Swenson under the Swenson Employment Agreement would be subject to the excise tax imposed by
Section 4999 of the Code or any interest or penalties are incurred by Mr. Swenson with respect to such excise tax, then Mr. Swenson will generally be entitled to receive an additional payment such that after payment by Mr. Swenson of all taxes, Mr. Swenson retains an amount of the additional payment equal to the excise tax imposed.

      The Company has employment agreements with G. Thomas Oglesby, Jr., George T. Oglesby, III, Robert Otis Childs, III, John E. Keith and Roy H. Keith, Jr. (such persons the "Acquisition Executives" and such employment agreements with the Acquisition Executives being referred to collectively as the "Acquisition Employment Agreements"). The Acquisition Employment Agreement with Mr. G. Thomas Oglesby, Jr. provides for an initial five-year term commencing on June 27, 1997, and each of the other Acquisition Employment Agreements provides, in effect, for an initial five-year term commencing on October 24, 1997, the date of consummation of the IPO. Pursuant to the Acquisition Employment Agreements, G. Thomas Oglesby, Jr. and John E. Keith hold the positions listed for such persons under "Management --Directors and Officers" and George T. Oglesby, III, Robert Otis Childs, III and Roy H. Keith, Jr., hold the positions of Vice President --Keystone Division, President -- C&C Division, and Vice President -- Rock of Ages Memorials, Inc., respectively. The Acquisition Employment Agreements provide for benefits of the type generally provided to key executives of the Company, and for continued payment of salary and benefits over the remainder of the term if the Acquisition Executive's employment is terminated by the Company without Cause. The Acquisition Employment Agreements and related undertakings generally prohibit the Acquisition Executives from competing with the Company during the term of employment and for two years thereafter, and contain customary confidentiality provisions in favor of the Company. In addition, the Acquisition Employment Agreements of G. Thomas Oglesby, Jr. and John E. Keith provide that, so long as they remain employed under their respective Acquisition Employment Agreements, they will be nominated for election to the Board of Directors of the Company, subject to certain conditions. The Company also has employment agreements with Richard C. Kimball, George R. Anderson and Jon M. Gregory (such persons, the "Officers" and such employment agreements with the Officers being referred to collectively as the "Officer Employment Agreements"), effective October 24, 1997. Pursuant to the Officer Employment Agreements the Officers hold the respective positions listed for such persons under "Management -- Directors and Officers." The Officer Employment Agreements contain substantially the same terms as the Acquisition Employment Agreements, except that they do not include any right to be nominated for election to the Company's Board of Directors.

      In connection with the acquisitions of Lawson Granite Company and the Anderson - Friberg Company, the Company on January 1, 1996 entered into five-year employment agreements (the "Lawson-AFCO Employment Agreements") with Peter Friberg, Albert Gherardi, Jr., Mark Gherardi and Paula Plante (the "Lawson-AFCO Employees") providing for the employment of such persons in the respective positions of Senior Vice President - Barre Memorial Sales, Vice President of Facilities Management -- Barre, Senior Vice President -- Barre and Canada Manufacturing Operations and Office Manager - Barre Manufacturing Facilities. Effective December 31, 1997, Mr. Albert Gherardi, Jr. retired. The Lawson-AFCO Employment Agreements contain substantially the same terms as the Acquisition Employment Agreements except that they provide for certain severance payments upon certain conditions occurring.


INCENTIVE PLAN

      1994 Amended and Restated Stock Plan. Under the 1994 Plan, 1,500,000 shares of Common Stock have been reserved for issuance to officers, directors, employees and consultants of the Company and its subsidiaries. Awards under the 1994 Plan made by the Board of Directors prior to October 24, 1997, the date of consummation of the IPO, will be satisfied in shares of Class B Common Stock and awards under the 1994 Plan made on or after that date will be satisfied in shares of Class A Common Stock. As of December 31, 1997, options for 862,500 shares of Class B Common Stock were granted and outstanding under the 1994 Plan and no such options had exercised. Options for 383,252 shares of Class A Common Stock were granted in connection with the Acquisitions and to two non-employee directors who became such upon consummation of the IPO and, as of December 31, 1997, no such options had been exercised. In addition, as of December 31, 1997, options to acquire 254,248 shares of Class A Common Stock remained available for future issuance under the 1994 Plan. Under the terms of the 1994 Plan, "incentive stock options" ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), "nonqualified stock options" or options which do not qualify as ISOs ("NQSOs"), awards of Common Stock, and opportunities to make direct purchases, of Common Stock ("Awards") may be granted by the Board of Directors to employees (including officers and directors who are employees), directors and consultants of the Company, except that ISOs may be granted only to persons who are employees of the Company at the time the ISOs are granted.

      Initially, each ISO will be exercisable over a period, determined by the Board of Directors or the Compensation Committee, as applicable, in its discretion, not to exceed ten years from the date of grant, as required by the Code. In addition, in the case of an ISO granted to an individual who, at the time such ISO is granted, owns shares of capital stock of the Company representing more than ten percent of the total combined voting power of all classes of stock of the Company, the exercise period for an ISO may not exceed five years from the date of grant. Options may be exercisable during the exercise period at such times, in such amount, in accordance with such terms and conditions, and subject to such restrictions as are set forth in the option agreement evidencing the grant of such options. The Board of Directors generally has the right to accelerate the exercisability of any options granted under the 1994 Plan which would otherwise be unexercisable. Upon certain consolidations or mergers, the board of directors of any entity assuming the obligations of the Company may make equitable adjustments to the options, accelerate the exercisability of options or terminate them in exchange for a cash payment.

           The 1994 Plan shall expire at the end of the day on November 20, 2004, except with respect to Options or Awards outstanding on such date. The Board of Directors may terminate the 1994 Plan sooner at any time or amend the Plan at any time, subject to the terms of the 1994 Plan.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth as of March 20, 1998 certain information with respect to the beneficial ownership of the Common Stock by each (i) director, (ii) executive officer and (iii) beneficial owner of more than 5% of the Company's outstanding Common Stock known to the Company based on Securities and Exchange Commission filings and other available information and by all directors and executive officers of the Company as a group.



                                                       SHARES OF CLASS B       SHARES OF CLASS A
                                                         COMMON STOCK            COMMON STOCK
                                                      BENEFICIALLY OWNED      BENEFICIALLY OWNED
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                          PERCENT                 PERCENT
                                                     NUMBER     OF CLASS     NUMBER      OF CLASS
                                                     ------     --------     ------      --------
HLM Management Co. Inc.
   222 Berkeley Street
   Boston, MA  02116................................      -         -       308,100         7.9
IDX Life Equity (2)
   IDX Tower 10
   Minneapolis, MN  55440...........................      -         -       300,000         7.7
AMVESCAP PLC(3)
   11 Devonshire Square
   London, England C2M 4YR..........................      -         -       232,300         6.0
John Hancock Mutual Life Insurance Company(4)
   Corporate Law Division
   T-55, PO Box 111
   Boston, MA  02117................................       -         -      220,800         5.7
Missouri Red Quarries, Inc
   c/o Keystone Granite
   Washington Highway
   Elberta, GA  30635     ..........................    263,441     6.6           -           -
Kurt M. Swenson(5)+.................................  1,108,489    27.8           -           -
Kevin C. Swenson(6).................................  1,023,489    25.7           -           -
Mark A. Gherardi(7)+................................    292,573     7.3           -           -
G. Thomas Oglesby, Jr.(8)+..........................    263,441     6.6      15,000          *
Robert L. Pope(9)...................................    221,375     5.6           -           -
Peter A. Friberg (10)+..............................    221,375     5.6           -           -
Richard C. Kimball (11)+............................     94,126     2.4         300          *
John E. Keith (12)+.................................          -      -       93,581         2.4
George R. Anderson(13)+.............................     79,126     2.0           -           -
Jon M. Gregory(14)+.................................     69,126     1.7           -           -
Charles M. Waite....................................     29,126     *           874          *
James L. Fox(15)+...................................        -         -       6,825          *

Frederick E. Webster, Jr.(16)+......................                  -       5,825          *


All directors and executive officers as a group
(11 persons)........................................  2,157,382    54.1     122,405         3.2

---------

+    Executive Officer and/or Director
*    Less than 1%

(1) The business address of each director and executive officer of the Company is c/o Rock of Ages Corporation, 772 Graniteville
     Road, Graniteville, Vermont 05654.

(2)  IDX Life Equity is a subsidiary of American Express Financial
     Corporation.

(3) AMVESCAP PLC is the parent company of the following subsidiaries which share voting and dispositive power over 232,300 shares of Class A
     Common Stock: AVZ, Inc., AIM Management Group Inc., AMVESCAP Group
     Services, Inc., INVESCO, Inc., INVESCO North American Holdings, Inc.,
     INVESCO Capital Management, Inc., INVESCO Funds Group, Inc., INVESCO
     Management & Research, Inc. and INVESCO Realty. This information is based on the Schedule 13G/A filed by AMVESCAP PLC with the Securities and Exchange Commission on February 11, 1998.

(4) John Hancock Advisers, Inc., an indirect, wholly owned subsidiary of John Hancock Mutual Life Insurance Company, has beneficial ownership of 220,800 shares of Class A Common Stock.
     Through their parent-subsidiary relationships, John Hancock
     Subsidiaries, Inc. and The Berkeley Financial Group also have indirect beneficial ownership of the shares owned by John Hancock Advisers, Inc. This information is based on the Schedule 13G/A filed by John
     Hancock Mutual Life Insurance Company with the Securities and Exchange
     Commission on February 6, 1998.

(5) Includes 85,000 shares of Class B Common Stock subject to currently exercisable stock options. Kurt M. Swenson is the brother of Kevin C. Swenson.

(6)  Kevin C. Swenson is the brother of Kurt M. Swenson.

(7) Includes 45,000 shares of Class B Common Stock subject to currently exercisable stock options.

(8) The 263,441 shares of Class B Common Stock listed are owned of record by Missouri Red Quarries, Inc. Missouri Red Quarries, Inc. is
     100% owned by G. Thomas Oglesby, Jr. who is its President and sole director. The 15,000 shares of Class A Common Stock listed are subject to currently exercisable stock options held by Mr. Oglesby.

(9) Includes 45,000 shares of Class B Common Stock subject to currently exercisable stock options.

(10) Includes 45,000 shares of Class B Common Stock subject to currently exercisable stock options.

(11) Includes 65,000 shares of Class B Common Stock subject to currently exercisable stock options.

(12) Includes 12,500 shares of Class A Common Stock subject to currently exercisable stock options. Also includes 81,081 shares of Class A Common Stock issued to National Memorial Corporation.
     Mr. Keith is the president and a 50% owner of National Memorial
     Corporation.

(13) Includes 50,000 shares of Class B Common Stock subject to currently exercisable stock options.

(14) Includes 40,000 shares of Class B Common Stock subject to currently exercisable stock options.

(15) All 5,825 shares of Class A Common Stock listed are subject to currently exercisable stock options.

(16) All 5,825 shares of Class A Common Stock listed are subject to currently exercisable stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In 1997, the Company effected a reorganization (the "Reorganization") as follows: (i) on August 12, 1997 the reincorporation merger of Rock of Ages Corporation, a Vermont corporation and the immediate predecessor to the Company, with and into a newly-formed Delaware corporation, with the Company surviving as a Delaware corporation, whereby the Class A Common
Stock and Class B Common Stock were created and each outstanding share of common stock of ROA Vermont was converted into one half of a share of Class
B Common Stock; (ii) on October 23, 1997, the merger of Swenson Granite with and into the Company, with the Company as the surviving corporation
(the "Swenson Merger"), in which Swenson Granite's stockholders received
1,618.123 shares of Class B Common Stock for each share of Swenson Granite capital stock held by them; and (iii) on October 23, 1997, immediately prior to the Swenson Merger, Swenson Granite distributed its curb and landscaping business (essentially all of its operating assets and operating liabilities) to its stockholders (the "Swenson Granite Distribution") through a pro rata distribution of all of the member interests in a newly formed limited liability company named Swenson Granite Company LLC
("Swenson LLC"). Following the Swenson Granite Distribution and prior to the Swenson Merger, the sole asset of Swenson Granite was its 93% stock interest in the Company and its only liabilities were a $3,340,000 intercompany payable to the Company and a $310,000 note payable described below. The Swenson Merger exchange ratio of 1,618.123 shares of Class B
Common Stock for each share of Swenson Granite Common Stock was determined by dividing the number of outstanding shares of the Company held by Swenson
Granite at the time of the Swenson Merger by the total number of shares of common stock of Swenson Granite outstanding at such time. In determining this ratio, Swenson Granite and the Company sought to maintain in the Swenson Granite shareholders as a group the same aggregate percentage ownership of the Company as was held by Swenson Granite immediately prior to the Swenson Merger, as well as to preserve the same ownership proportions of such shareholders relative to one another with respect to the Company as they held with respect to Swenson Granite immediately prior to the Swenson Merger. Upon consummation of the Swenson Merger, the shares of the Company held by Swenson Granite were cancelled, the Company forgave an intercompany payable and the Company assumed a note payable. Kurt M.
Swenson, the Company's Chairman, President and Chief Executive Officer, and his brother Kevin C. Swenson, own in the aggregate approximately 60.6% of Swenson Granite LLC. Robert Pope, a security holder of more than five percent of the Class B Common Stock of the Company, became President and Chief Executive Officer of Swenson LLC following the Swenson Granite
Distribution.

      Prior to the Swenson Granite Distribution, Swenson Granite was a party to certain financing agreements of the Company with CIT and was a co-maker and/or guarantor of all indebtedness of the Company due to 1CIT.
Upon consummation of the Swenson Granite Distribution and the IPO, Swenson
LLC was released by CIT as a party, co-maker and/or guarantor of the Company's indebtedness to CIT, and the Company remained liable with respect thereto. As of June 30, 1997, the Company carried on its books approximately $4.6 million due from Swenson Granite with respect to borrowings by the Company under these credit facilities and advanced by the Company to Swenson Granite. Of this amount, approximately $3.4 million was eliminated in the Swenson Merger as noted above and the balance of approximately $1.3 million was assumed and repaid by Swenson LLC to the Company on December 24, 1997.

      In connection with the Company's acquisition of Lawson Granite
Company and Anderson-Friberg Company in December 1995, Swenson Granite was obligated under certain notes and agreements related thereto (the
"Lawson-Ander-son-Friberg Obligations"). Except for certain employment agreement and other obligations to Robert F. Pope (the "Pope Obligations"), the Chief Operating Officer of Swenson Granite who, effective upon the Swenson Granite Distribution, became President and Chief Executive Officer of Swenson LLC, none of the Lawson-Anderson-Friberg Obligations, including but not limited to a note payable to Paula Plante in the amount of $310,000, were assumed by Swenson LLC and became direct obligations of the Company as a result of the Swenson Merger. The Company will indemnify
Swenson LLC with respect to such obligations, other than the Pope
Obligations as to which Mr. Pope has released, and Swenson LLC has provided an indemnity to, Swenson Granite and the Company.

      Swenson LLC owns two granite quarries, one in Concord, New Hampshire and another in Woodbury, Vermont. Both have been owned by Swenson Granite for more than 40 years. The Company purchases Woodbury granite from Swenson
LLC at the same price Swenson LLC charges its landscape manufacturing operations. The Company expects that it will continue to be able to purchase all of the excess output of the Woodbury quarry (beyond that required by Swenson LLC for its curb and landscaping operations) for resale for both memorial and other uses. Because of the proximity of the Woodbury quarry to Barre, Vermont, the Company provides, and expects to continue to provide, certain maintenance services and equipment to the Woodbury quarry.
Both the Company and Swenson LLC have the right to terminate these services at any time and the Company has no obligation to purchase or continue to purchase Woodbury granite from Swenson LLC. The Company's sales of Woodbury granite provided by Swenson Granite represented approximately 0.6% of 1997 sales of the Company. The Company believes these arrangements with Swenson
LLC are as favorable, or more favorable, than would be available from an unrelated party for comparable granite blocks.

      Effective upon the Swenson Granite Distribution, ongoing pension liabilities under the Pension Plan (which was sponsored jointly by the Company and Swenson Granite) in respect of the employees of Swenson Granite were assumed by Swenson LLC through its becoming a joint sponsor together with the Company of the Pension Plan. In connection with the Swenson
Granite Distribution, the 401(k) accounts of former Swenson Granite employees who, as of the Swenson Granite Distribution, participated in 401(k) plans jointly sponsored by the Company and Swenson Granite remained, in a plan jointly sponsored by the Company and Swenson LLC since each employee's account is fully funded and vested as each contribution is made.

      Upon consummation of the Swenson Granite Distribution, Kurt M.
Swenson, the Company's Chairman and Chief Executive Officer, owned approximately 30% of all outstanding member interests of Swenson LLC. Mr.
Kurt M. Swenson, who has served as Chairman of the Board and Chief
Executive Officer of Swenson Granite since 1974, resigned as President,
Chief Executive Officer of Swenson Granite, effective upon the consummation of the Swenson Granite Distribution. However, Mr. Kurt M. Swenson continues to serve as a non-officer Chairman of the Board of Swenson LLC, but has no involvement with the day to day operations of Swenson LLC. Neither Mr. Kurt
M. Swenson nor any other officer of the Company, will receive salary, bonus, expenses or other compensation from Swenson LLC except for any pro rata share of earnings attributable to their ownership interest.

      In connection with the Keystone Acquisition, the Company entered into the Supply Agreements with Missouri Red and KGCI. G. Thomas Oglesby, Jr. is the sole owner of Missouri Red and the trustee of a trust for the benefit of his mother and others which hold 100% of KGCI. G. Thomas Oglesby, Jr. is an officer of the Company. The Company believes the terms and conditions of the Supply Agreements are as favorable as would be available from unrelated suppliers (See Item 1- "Business-Manufacturing"). Also in connection with the Keystone Acquisition, the Company agreed to grant, and granted, to G.
Thomas Oglesby, Jr. and George T. Oglesby, III, principal owners and officers of Keystone, options under the 1994 Plan to purchase 75,000 shares and 50,000 shares of Class A Common Stock, respectively, at an exercise price per share of $18.50, the initial public offering price per share of the Class A Common Stock.

      In connection with the C&C Acquisition, the Company granted to Robert
Otis Childs, III, one of the principal owners of C&C, an option under the 1994 Plan to purchase 75,000 shares of Class A Common Stock at an exercise price per share of $18.50, the initial public offering price per share of the Class A Common Stock.

      In connection with the Keith Acquisition, the Company (i) entered into a five year triple net lease agreement with John E. Keith, who became an officer and director of the Company upon consummation of the Keith
Acquisition, and Roy Keith, Jr., the principal owners of Keith Monument, for office buildings and retail locations containing 28,000 square feet at an annual rent of $120,000; and (ii) granted to John E. Keith and Roy
Keith, Jr. options under the 1994 Plan to purchase an aggregate of 125,000 shares of Class A Common Stock at an exercise price per share of $18.50, the initial public offering price per share of the Class A Common Stock.
See "Management -- Directors and Officers."

      Upon consummation of the IPO, the Company granted to each of James L.
Fox and Frederick E. Webster, Jr., each of whom became non-employee directors of the Company at that time, options under the 1994 Plan to purchase 29,126 shares of Class A Common Stock at an exercise price per share of $18.50, the initial public offering price per share of the Class A
Common Stock.

      The Company has adopted a policy pursuant to which any future transaction with one of its officers, directors or affiliates will be on terms no less favorable to the Company than could be obtained from unrelated third parties and will be approved by a majority of the disinterested members of the Board of Directors.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a) The following documents are filed as part of or are included in this Annual Report on Form 10-K:

            1.  The financial statements listed  in the Index to Consolidated
                Financial Statements and
                Financial Statement Schedule, filed as part of this Annual

                Report on Form 10-K.

            2. The financial statement schedule listed in the Index to Consolidated Financial Statements and Financial Statement Schedule, filed as part of this

                Annual Report on Form 10-K.

            3. The exhibits listed in the Exhibit Index filed as part of this Annual Report on Form
                10-K.

       (b) Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended December 31, 1997.


                          ROCK OF AGES CORPORATION

               INDEX TO CONSOLIDATED FINANCIAL STATEMENT AND
                        FINANCIAL STATEMENT SCHEDULE

                                                                         Page

Independent Auditors' Report..............................................37

Consolidated Balance Sheets               ................................38


Consolidated Statements of Operations.....................................40

Consolidated Statements of Stockholders' Equity...........................41

Consolidated Statements of Cash Flows.....................................42

Notes to Consolidated Financial Statements................................44

Supplementary Information:

           Independent Auditors' Report on Supplementary Information......64

           Schedule II - Valuation and Qualifying Accounts and Reserves...65


                        INDEPENDENT AUDITORS' REPORT

The Board of Directors
Rock of Ages Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Rock of Ages Corporation and Subsidiaries as of December 31, 1996 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December
31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rock of Ages Corporation and Subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

February 27, 1998
Burlington, Vermont

                        Vt. Reg. No. 92-0000241




                 ROCK OF AGES CORPORATION AND SUBSIDIARIES

                        Consolidated Balance Sheets
                         December 31, 1996 and 1997

    Assets                                                      1996         1997
    ------                                                      ----         ----

Current assets:
    Cash and cash equivalents                              $    763,056    8,636,860
    Trade receivables, less allowance for
        doubtful accounts of $564,242 in 1996
        and $2,231,283 in 1997                                8,525,463   12,857,282
    Due from related parties                                  3,584,644            0
    Inventories (note 2)                                     11,323,613   16,103,857
    Deferred tax assets (note 6)                                419,871      352,201
    Other current assets                                        322,216    1,050,565
                                                            -----------  -----------

            Total current assets                             24,938,863   39,000,765
                                                            -----------  -----------

Property, plant and equipment:
    Granite reserves and development costs                    7,045,644   14,445,660
    Land                                                      1,981,230    3,559,210
    Buildings and land improvements                           8,661,575   13,147,697
    Machinery and equipment                                  19,331,762   31,758,198
    Furniture and fixtures                                       13,270      502,263
    Construction-in-process                                     372,028      802,684
                                                            -----------  -----------

                                                             37,405,509   64,215,712
    Less accumulated depreciation, depletion
       and amortization                                      18,809,535   27,779,698
                                                            -----------  -----------

            Net property, plant and equipment                18,595,974   36,436,014
                                                            -----------  -----------

Other assets:
    Cash surrender value of life insurance, net of loans
         of $95,412 in 1996 and 1997                            917,137    1,175,741
    Names and reputations, less accumulated amortization
        of $30,450 in 1996 and $129,363 in 1997               1,748,663   15,180,613
    Debt issuance costs, less accumulated amortization
        of $104,040 in 1996 and $0 in 1997                      123,293       66,215
    Acquisition costs, less accumulated amortization of
        $63,961 in 1996 and $60,809 in 1997                     212,799      349,494
    Deferred tax assets (note 6)                                597,576      375,904
    Intangible pension asset (note 8)                            93,418            0
    Investment in affiliated company (note 5)                   217,953      130,627
    Other investments                                            59,366      330,127
    Other                                                       489,734       91,764
                                                            -----------  -----------

            Total other assets                                4,459,939   17,700,485
                                                            -----------  -----------

            Total assets (notes 3 and 4)                     47,994,776   93,137,264
                                                            ===========  ===========

See accompanying notes to consolidated financial statements.





      Liabilities and Stockholders' Equity                         1996           1997
      ------------------------------------                         ----           ----


Current liabilities:
    Borrowings under lines of credit (note 3)                 $   3,500,437      1,328,480
    Current installments of long-term debt (note 4)               2,081,481        383,676
    Trade payables                                                1,693,144      2,100,946
    Accrued expenses                                              1,969,976      3,012,322
    Due to related parties                                                0         55,442
    Income taxes payable                                            466,711        275,171
    Current portion of deferred income                              400,000        400,000
    Customer deposits                                             1,541,602      2,707,970
                                                                  ---------      ---------

            Total current liabilities                            11,653,351     10,264,007

Long-term debt, excluding current installments (note 4)          13,054,399        974,570
Deferred compensation (note 8)                                    3,504,090      3,527,261
Deferred income, excluding current portion                          400,000              0
Accrued pension cost (note 8)                                     1,504,512              0
Accrued postretirement benefit cost (note 8)                        506,938        527,514
                                                                    -------        -------

            Total liabilities                                    30,623,290     15,293,352
                                                                 ----------     ----------

Commitments (note 7)

Stockholders' equity (note 9):
    Preferred stock - $.01 par value;
        2,500,000 shares authorized
        No shares issued and outstanding
    Common stock - Class A, $.01 par value;
        30,000,000 shares authorized
        3,800,641 shares issued and outstanding in 1997                   0         38,007
    Common stock - Class B, $.01 par value;
        15,000,000 shares authorized
        3,499,998 shares issued and outstanding in 1996
            and 3,487,957 shares in 1997, convertible into
            equivalent shares of Class A common stock                35,000         34,879
    Additional paid-in capital                                    5,593,843     68,277,394
    Retained earnings                                            11,736,082      9,661,879
    Cumulative translation adjustment                                 6,561       (168,247)
                                                                      -----       ---------

            Total stockholders' equity                           17,371,486     77,843,912
                                                                 ----------     ----------


            Total liabilities and stockholders' equity        $  47,994,776     93,137,264
                                                              =============     ==========



                 ROCK OF AGES CORPORATION AND SUBSIDIARIES

                   Consolidated Statements of Operations
                Years ended December 31, 1995, 1996 and 1997

                                                                      1995        1996         1997
                                                                      ----        ----         ----

Net revenues                                                 $    33,087,783  44,668,851   54,207,117


Cost of revenues                                                  22,638,804  31,262,530   38,100,903
                                                                  ----------  ----------   ----------


            Gross profit                                          10,448,979  13,406,321   16,106,214


Selling, general and administrative expenses                       6,453,425   9,131,459   11,035,768
                                                                   ---------   ---------   ----------


            Income from operations                                 3,995,554   4,274,862    5,070,446
                                                                   ---------   ---------    ---------


Other expenses:
    Interest expense                                               1,678,178   1,723,355    1,576,477
    Early retirement plan expense (note 8)                           563,857           0            0
                                                                     -------           -            -


            Total other expenses                                   2,242,035   1,723,355    1,576,477
                                                                   ---------   ---------    ---------


            Income before provision for income taxes               1,753,519   2,551,507    3,493,969

Provision for income taxes (note 6)                                  358,021     643,343      849,036
                                                                     -------     -------      -------

            Net income                                       $     1,395,498   1,908,164    2,644,933
                                                             =     =========   =========    =========


Net income per share                                         $         .40         .55          .62
Net income per share - assuming dilution                     $         .35         .45          .53

Weighted average number of common shares outstanding               3,499,998   3,499,998    4,289,858
Weighted average number of common shares outstanding -
    assuming dilution                                              4,026,984   4,207,825    4,997,229



See accompanying notes to consolidated financial statements.





                                                       ROCK OF AGES CORPORATION AND SUBSIDIARIES

                                                    Consolidated Statements of Stockholders' Equity
                                                      Years ended December 31, 1995, 1996 and 1997

                                Number of Shares
                             Issued and Outstanding
                              Class A        Class B
                              Common         Common      Class A   Class B    Additional                  Cumulative     Total
                               Stock          Stock      Common    Common       Paid-In      Retained     Translation Stockholders'
                             (shares)       (shares)      Stock     Stock       Capital      Earnings     Adjustment      Equity
                              -------        -------      -----     -----       -------      --------     ----------  ------------


Balance at
    December 31, 1994                0      3,499,998   $   0    $ 35,000   $ 2,212,044  $   8,432,420   $    6,675  $10,686,139

    Net income                       0              0       0           0             0      1,395,498            0    1,395,498

    Acquisitions (note 15)           0              0       0           0     3,381,799              0            0    3,381,799

    Cumulative translation
        adjustment                   0              0       0           0             0              0       15,770       15,770
                                     -              -       -           -             -              -       ------   ----------


Balance at
    December 31, 1995                0      3,499,998       0      35,000     5,593,843      9,827,918       22,445   15,479,206

    Net income                       0              0       0           0                    1,908,164            0    1,908,164

    Cumulative translation
        adjustment                   0              0       0           0             0              0      (15,884)     (15,884)
                                     -              -       -           -             -              -      --------  -----------


Balance at
    December 31, 1996                0      3,499,998       0      35,000     5,593,843     11,736,082        6,561   17,371,486

    Net income                       0              0       0           0             0      2,644,933            0    2,644,933

    Dividends                        0              0       0           0             0     (1,069,136)           0   (1,069,136)

    Swenson
        merger (note 16)             0              0       0           0             0     (3,650,000)           0   (3,650,000)

    Issuance of
        stock (note 14)      3,708,750       (275,482)  37,088    (2,755)    57,088,177              0            0   57,122,510

    Acquisitions (note 15)      91,891        263,441      919     2,634      5,595,374              0            0    5,598,927

    Cumulative translation
        adjustment                   0              0       0         0               0              0     (174,808)    (174,808)
                                     -              -       -         -               -              -     --------- ------------


Balance at
    December 31, 1997        3,800,641      3,487,957 $ 38,007  $ 34,879  $  68,277,394  $   9,661,879   $ (168,247) $77,843,912
                             =========      ========= ========  ========  =============  =============   = ========= ===========



See accompanying notes to consolidated financial statements



                 ROCK OF AGES CORPORATION AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows
                Years ended December 31, 1995, 1996 and 1997

                                                                                  1995              1996                 1997
                                                                                  ----              ----                 ----

Cash flows from operating activities:

    Net income                                                              $     1,395,498         1,908,164         2,644,933
    Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
        Depreciation, depletion and amortization                                  1,413,336         1,846,298         2,106,642
        Decrease (increase) in cash surrender value of life insurance                71,132          (165,130)         (105,713)
        Gain on sale of property, plant and equipment                               (45,063)           (5,500)          (40,612)
        Loss in income of affiliated company                                         43,156           160,661           130,341
        Deferred taxes                                                             (131,676)           16,486           (79,658)
        Changes in assets and liabilities:
            Decrease (increase) in trade receivables                             (1,727,154)        2,231,586          (152,923)
            Decrease (increase) in due to/from related parties                      378,885        (1,291,967)           38,872
            Decrease (increase) in inventories                                      243,979        (1,081,430)       (1,034,738)
            Increase in other current assets                                        (36,783)         (131,461)         (376,363)
            Decrease (increase) in intangible pension asset                         481,366           (93,418)           93,418
            Decrease (increase) in other assets                                     101,365          (193,401)          (59,108)
            Decrease in trade payables                                             (205,627)         (236,244)         (996,628)
            Increase (decrease) in accrued expenses                                  85,493           301,154          (309,864)
            Increase (decrease) in income taxes payable                            (290,090)           69,302          (199,708)
            Increase (decrease) in customer deposits                                228,447           689,929          (238,225)
            Increase in deferred compensation                                         9,264           271,996            23,171
            Decrease in deferred income                                            (400,000)         (400,000)         (400,000)
            Increase (decrease) in accrued pension cost                              29,912             2,188        (1,504,512)
            Increase in accrued postretirement benefit cost                          10,811                 0            20,576
                                                                                     ------                 -            ------

            Net cash provided by (used in) operating activities                   1,656,251         3,899,213          (440,099)
                                                                                  ---------         ---------          ---------


Cash flows from investing activities:
    Purchases of property, plant and equipment                                     (896,447)       (1,648,505)       (4,100,519)
    Proceeds from sale of property, plant and equipment                              70,836            14,476           136,959
    Decrease (increase) in other investments                                        (53,933)           49,753            56,340
    Acquisitions, net of cash acquired                                                2,642          (238,310)      (19,124,100)
                                                                                      -----          ---------      -----------

            Net cash used in investing activities                                  (876,902)       (1,822,586)      (23,031,320)
                                                                                   ---------       ----------       -----------

Cash flows from financing activities:
    Net borrowings (repayments) under lines of credit                             2,454,269           920,578        (2,171,957)
    Increase in debt issuance costs                                                  (2,569)          (36,415)          (66,215)
    Increase in acquisition costs                                                    (1,766)         (172,689)         (234,765)
    Proceeds from long-term debt                                                          0           122,082                 0
    Principal payments on long-term debt                                         (1,644,533)       (4,126,635)      (23,181,796)
    Proceeds from issuance of common stock, net of fees                                   0                 0        57,122,510
                                                                                          -                 -        ----------

            Net cash provided by (used in) financing activities                     805,401        (3,293,079)       31,467,777
                                                                                    -------        ----------        ----------

Effect of exchange rate changes on cash                                              16,176           (15,026)         (122,554)
                                                                                     ------           --------         ---------

            Net increase (decrease) in cash and cash equivalents                  1,600,926        (1,231,478)        7,873,804

Cash and cash equivalents, beginning of year                                        393,608         1,994,534           763,056
                                                                                    -------         ---------           -------

Cash and cash equivalents, end of year                                      $     1,994,534           763,056         8,636,860
                                                                            ===============         =========         =========


Supplemental cash flow information:
   Cash paid during the year for:
        Interest                                                            $     1,678,178         1,520,420         1,576,477
        Income taxes                                                                711,299           742,626           982,262


See accompanying notes to consolidated financial statements.




                 ROCK OF AGES CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows

Supplemental non-cash investing and financing activities:
    See Note 15 for non-cash activities relating to the acquisitions.

    During 1997 the Company dividended certain assets of $1,069,136 to a related party, converted 275,482 shares of Class B common stock into Class A common stock, and incurred a capital lease obligation of $555,687 in exchange for property, plant and equipment. See Note 16 for non-cash activities relating to the Swenson merger.

                                                         1995        1996          1997
                                                         ----        ----          ----

    Acquisitions:
        Assets acquired                               $  9,186,561     625,416    40,345,902
        Liabilities assumed and issued                  (5,449,882)   (387,106)  (13,271,975)
        Capital contributed                             (3,381,799)          0             0
        Common stock issued                                      0           0    (5,598,927)
                                                                 -           -    ----------

        Cash paid                                          354,880     238,310    21,475,000
        Less cash acquired                                (357,522)          0    (2,350,900)
                                                          ---------          -    -----------

            Net cash paid for (received from)
               acquisitions                           $     (2,642)    238,310    19,124,100
                                                      ============     =======    ===========


See accompanying notes to consolidated financial statements.



                 ROCK OF AGES CORPORATION AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                      December 31, 1995, 1996 and 1997

(1)   Summary of Significant Accounting Policies

       Rock of Ages Corporation and its Subsidiaries (the Company) is an integrated quarrier, manufacturer, wholesaler and retailer of granite and products manufactured from granite. The quarry division sells granite both to the manufacturing division and to outside manufacturers, as well as to distributors in Europe and Japan. The retail division engraves and sells memorials and other granite products at its various locations throughout the U.S. The manufacturing division's principal product is granite memorials used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications. Manufacturing revenues were approximately 54%, 73% and 71% of total revenues in 1995, 1996 and 1997, respectively, with the balance being quarry and retail revenues. Foreign revenues represented approximately 41%, 29% and 22% of total revenues in 1995, 1996 and 1997, respectively. Revenues in Canada accounted for approximately 44%, 52% and 54% of total foreign revenues in 1995, 1996 and 1997, respectively.

       (a)  Principles of Consolidation

            The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

       (b)  Cash and Cash Equivalents

            For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

       (c)  Inventories

            Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

       (d)  Depreciation, Depletion and Amortization

            Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line and declining balance methods, based upon the following estimated useful lives:

                Buildings and land improvements       5 to 40 years
                Machinery and equipment               3 to 20 years
                Furniture and fixtures                5 to 12 years

            Depreciation expense amounted to $1,253,186, $1,659,160 and $1,720,810 in 1995, 1996 and 1997, respectively, which includes depreciation related to equipment under capital leases.

            Cost depletion and amortization of granite reserves and development costs is provided by charges to operations based on cubic feet produced in relation to estimated reserves of the property. Cost depletion and amortization charged to operations amounted to $69,338, $54,013 and $66,906 in 1995, 1996 and
            1997, respectively.

       (e)  Foreign Currency Translation

            The Company translates the accounts of its foreign subsidiary in accordance with Statement of Financial Accounting Standards No. 52, under which all assets and liabilities are translated at the rate of exchange in effect at year end.

            Revenue and expense accounts are translated using weighted average exchange rates in effect during the year. Gains or losses from foreign currency translation are charged to "cumulative translation adjustment" which is included in stockholders' equity in the accompanying consolidated balance sheets.

       (f)  Income Taxes

            The Company files its U.S. Federal income tax returns on a consolidated basis. Rock of Ages Canada, Inc., a wholly-owned subsidiary, is responsible for income taxes in Canada.

            Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

            The Company is allowed to claim percentage depletion, under IRS Code Section 613, for tax purposes based upon income derived from quarrying operations.

       (g)  Names and Reputations

            Names and reputations, essentially goodwill, was recorded as a result of acquisitions and is being amortized over 40 years using the straight-line method. Amortization expense amounted to $30,450 in 1996 and $98,913 in 1997.

            The Company assesses the recoverability of this intangible asset by determining whether the amortization over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of names and reputations will be impacted if estimated future operating cash flows are not achieved.

       (h)  Debt Issuance Costs

            Debt issuance costs are amortized using the straight-line method over the term of the related borrowing. Amortization expense amounted to $70,124, $70,141 and $123,293 in 1995, 1996 and 1997, respectively.

       (i)  Acquisition Costs

            Acquisition costs are amortized using the straight-line method over 60 months. Amortization expense amounted to $20,688, $32,534 and $96,720 in 1995, 1996 and 1997, respectively.

       (j)   Investments

            Investments consists of certificates of deposit with initial terms of six years with maturities through 1999. Certificates o deposit are valued at cost plus accrued interest.

       (k)  Impairment of Long-Lived Assets and Long-Lived Assets to Be
            Disposed Of

            The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of the Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

       (l)  Deferred Income

            Deferred income represents revenues received in 1992 in relation to a distribution agreement. Revenue is being recognized over six years beginning in 1993, per the terms of the agreement.

       (m) Common Stock

            The shares of Class A common stock and Class B common stock are substantially identical, except for voting rights and certain conversion rights, as described below:

            Voting Rights - Each share of Class A common stock entitles the holder to one vote on each matter submitted to a vote of the Company's stockholders and each share of Class B common stock entitles the holder to ten votes on each such matter, in each case including the election of directors. Neither the Class A common stock nor the Class B common stock has cumulative voting rights.

            Conversion - Class A common stock has no conversion rights. Class B common stock is convertible into Class A common stock, in whole or in part, at any time and from time to time at the option of the holder on the basis of one share of Class A common stock for each share of Class B common stock converted. Each share of Class B common stock will also automatically convert into one share of Class A common stock upon transfer to any person or entity other than a Permitted Transferee, as defined by the Company.

       (n) Revenue Recognition

            The manufacturing division recognizes revenue upon shipment of finished orders. The quarry division recognizes revenue upon sales order at which time ownership passes to the customer although the block may not be shipped until a later date. The retailing division recognizes revenue upon the setting of the memorial. In certain instances, the Company may enter into an agreement with a customer which provides for extended payment terms, generally up to two years from either the date of setting of the memorial or, in certain instances, upon the settlement of an estate.

            The Company does not require collateral or other security on trade receivables. The credit risk on trade receivables is controlled by requiring significant deposits. The Company continuously monitors outstanding trade receivables.

       (o)  Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to use estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

       (p)  Stock-Based Employee Compensation

            The Company uses the intrinsic value based method per APB Opinion No. 25, Accounting for Stock Issued to Employees, for all of its stock-based employee compensation arrangements.

       (q)  Net Income Per Share

            Net income per share, or basic earnings per share, is computed by dividing earnings available for common shares by the weighted average number of common shares outstanding during each year. Net income per share assuming dilution, or diluted earnings per share, is computed by dividing earnings available for common shares by the weighted average number of common shares outstanding during each year, adjusted to include the additional number of common shares that would have been outstanding if the dilutive potential common shares had been issued. Potential common shares are not included in the diluted earnings per share calculations where the effect of their inclusion would be antidilutive.

       (r)  Accounting Standards

            The following accounting standards have been issued, but not yet adopted:

            "SFAS No. 130, Reporting Comprehensive Income", will be effective for periods beginning after December 15, 1997.

            "SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information", will be effective for periods beginning after December 15, 1997.

            "SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits", will be effective for periods beginning after December 15, 1997.

            Management does not believe that adoption of the above pronouncements will have a material effect on the Company's financial statements.

(2)   Inventories

       Inventories consist of the following at December 31, 1996 and 1997:

                                              1996                1997

           Raw materials                   $7,065,320           9,013,974
           Work-in-process                  1,694,671           2,261,444
           Finished goods and supplies      2,563,622           4,828,439
                                            ---------           ---------

                                        $  11,323,613           16,103,857
                                        =============           ==========

(3)   Lines of Credit

       Under the line of credit agreements in 1996 the Company and a related party, Swenson Granite Company, Inc., may be advanced up to a maximum of $9,500,000 with a lending institution, based on percentages of eligible accounts receivable and eligible inventory. The line of credit arrangements bear interest at the Chemical Bank prime rate plus 1%, and are secured by substantially all assets of the Company. The amount outstanding as of December 31, 1996 was $1,779,124. The weighted average interest rate was 9.29% in 1996 and 9.44% during 1997 when amounts remained outstanding.

       On December 17, 1997 the Company renegotiated its financing with the CIT Group/Business Credit, Inc. The agreement provides for an acquisition term loan line of credit of $25 million and a revolving credit facility of another $25 million.

       As of December 31, 1997, both credit lines were unused and available in their entirety. Such loans and advances shall be in amounts up to 75% of the outstanding eligible accounts receivable of the Company and 50% of the aggregate value of eligible inventory of the Company not to exceed $12,500,000 in the aggregate at any one time. The acquisition term loans are limited to two per calendar quarter and must be at least $1,000,000 each. The interest rate on this agreement is based on a formula of prime less .50%, or at the Company's election, the sum of 1-3/4% plus LIBOR. However, if the Company chooses the latter option, the elections must be in multiples of $1,000,000, and no more than four LIBOR elections may be in effect at any one time. Fees include a one time fee of $125,000, a line of credit fee of $4,167 per month and a collateral management fee of $1,000 per month.

       A subsidiary of the Company also has a line of credit agreement with a lending institution. Under the terms of this agreement, a maximum of approximately $2,400,000 may be advanced based on percentages of eligible accounts receivable, eligible inventory, and tangible fixed assets. The line of credit agreement will be reviewed at least annually for any revisions to the agreement, bears interest at the prime rate plus 3/4%, and is secured by substantially all assets of the subsidiary. Amounts outstanding as of December 31, 1996 and 1997 were $1,721,313 and $1,328,480, respectively. The weighted average interest rates were 7.85% and 7.02% in 1996 and 1997, respectively.

(4)   Long-Term Debt

       Long-term debt at December 31, 1996 and 1997 consists of the following:

                                                         1996            1997
                                                         ----            ----

           Note payable - bank, interest at
             Chemical Bank prime plus 1-1/4%, paid
             in full in October 1997                  $   3,200,000          0
           Note payable - bank, interest at
             Chemical Bank prime plus 1-1/4%, paid
             in full in October 1997                     11,410,385          0
           Note payable - Dutton, interest at 6%,
             payable in monthly principal and
             interest payments of $674, unsecured,
             due December 2003                               46,130     40,662
           Note payable - bank, interest at
             lender's operational rate plus 1%, paid
             in full in October 1997                        321,068          0
           Note payable - bank, interest at 10.5%,
             paid in full in October 1997                    40,012          0
           Note payable - Plante, interest at
             8.0%, payable in monthly payments of
             $2,593 beginning February 2001,
             unsecured, due January 2021                          0    310,000
           Note payable - bank, interest at
             prime plus 1.5%, payable in
             monthly installments of $582 plus
             interest, due November 2001,
             secured by property with a net book
             value of $39,792 and $35,447
             at December 31, 1996 and 1997,
             respectively                                    35,269     26,802
           Obligation under capital lease,
             interest at 7.99%, payable in
             monthly installments of $1,610 plus
             interest, due December
             2000, secured by equipment                      83,016     66,096
           Obligation under capital lease,
             interest at 7.89%, payable in monthly
             installments of $10,994, due December
             2001, secured by equipment                   $       0    507,139
           Note payable - corporation, payable
             with granite inventory at a set sales
             price of $14.50 per cubic foot at
             maximum sales of 1,500 cubic feet per
             month                                                0    407,547
                                                                  -    -------

                                                         15,135,880  1,358,246

           Less current installments                      2,081,481    383,676
                                                          ---------  ---------

           Long-term debt, excluding current
             installments                               $13,054,399    974,570
                                                        ===========    =======

       Future maturities of the December 31, 1997 long-term debt are as follows:

                                            Obligations      Other
                                              Under         Long-Term
     Year ended December 31:               Capital Lease      Debt

            1998                            $  151,250       273,797
            1999                               151,250       159,701
            2000                               169,929        13,535
            2001                               203,280        18,759
            2002                                     0        14,424
            Thereafter                               0       304,795
                                             ---------       -------
                                               675,709       785,011

 Interest included in obligations under
       capital lease                           102,474
                                               -------
                                            $  573,235
                                            ==========


       The cost of the equipment under capital leases was $95,731 and $794,482 and related accumulated depreciation was $1,595 and $39,831 as of December 31, 1996 and 1997, respectively.

       The financing agreements with banks contain various restrictive covenants with respect to the maintenance of financial ratios, capital additions, and other items. As of December 31, 1997 all covenants have been complied with or waived by the banks.

(5)    Investment in Affiliated Company

       Investment in affiliated company, accounted for under the equity method, at December 31, 1996 and 1997 consists of a 50% equity interest in Rock of Ages of Asia of $217,953 and $130,627, respectively.

       The Company has recorded losses on its investment in Rock of Ages Asia of $43,156, $160,661 and $87,326 in 1995, 1996 and 1997,
       respectively. Net revenues with Rock of Ages Asia were $2,997,845, $592,100 and $1,180,329 in 1995, 1996 and 1997, respectively. Trade receivables due from Rock of Ages Asia was $769,354 and $1,113,549 as of December 31, 1996 and 1997, respectively.


                 ROCK OF AGES CORPORATION AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

(6)   Income Taxes

      A summary of components of the provision for income taxes for the years ended December 31, 1995, 1996 and 1997 is as follows:

                                         1995        1996        1997
                                         ----        ----        ----

           Current                 $  381,719      626,857     922,016
           Deferred                   (23,698)      16,486     (72,980)
                                      -------       ------     -------

                        Total     $   358,021      643,343     849,036
                                   ==========      =======     =======

      Included in income before provision for income taxes is foreign income (loss) of $187,281, ($303,374) and $379,736 for the years ended December 31, 1995, 1996 and 1997, respectively.

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1997 are presented below:

                                                       1996           1997
                                                       ----           ----

      Deferred tax assets:

      Accrued pension, accrued postretirement
        benefit cost and deferred compensation     $   890,941      1,050,131
      Allowance for doubtful accounts                   94,920        499,980
      Accrued expenses                                  86,120        109,766
      Deferred income                                  217,600        111,200
      Inventories, principally due to additional
        costs inventoried for tax purposes pursuant
        to the Tax Reform Act of 1986                  237,279        410,922
      Other assets                                     374,789      1,295,252
      Total gross deferred tax assets                1,901,649      3,477,251
      Less valuation allowance                        (495,877)    (1,520,183)
                                                     ---------    -----------

      Total net deferred tax assets                  1,405,772      1,957,068
                                                     ---------    -----------


      Deferred tax liabilities:
        Quarry development                            (375,445)      (412,169)
        Other liabilities                              (12,880)      (816,794)
                                                      --------     ----------

      Total gross deferred tax liabilities            (388,325)     (1,228,963)
                                                       --------     ----------


      Net deferred tax assets                      $ 1,017,447         728,105
                                                    ==========         =======


       The reconciliation of differences between the statutory U.S. federal income tax rate and the Company's effective tax rate follows:

                                                1995         1996       1997
                                                ----         ----       ----

           U.S. statutory rate                   34.0%        34.0%      34.0%
           State taxes                            6.0          6.1        6.0
           Other, primarily tax depletion       (19.6)       (14.9)     (15.7)
                                            ---------    ---------   ---------

           Effective tax rate                   20.4%        25.2%       24.3%
                                            =========    =========   =========

       SFAS No. 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

(7)   Leases

       The Company has several noncancellable operating leases for vehicles, equipment and office space which expire over the next five years. Rental expense for operating leases was $164,467, $161,607 and $178,146 during 1995, 1996 and 1997, respectively.

       Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

           Year ended December 31:

                  1998                                   $  392,161
                  1999                                      328,322
                  2000                                      229,264
                  2001                                      177,000
                  2002                                      148,700
                                                            -------

                                                       $  1,275,447
                                                       ============

       The Company also acts as the lessor of various parcels of land. Rental income was $32,182, $32,210 and $32,133 in 1995, 1996 and
       1997, respectively. Future minimum rentals to be received under noncancellable leases are as follows:

           Year ended December 31:

                    1998                                   $  31,950
                    1999                                      31,575
                    2000                                      28,950
                    2001                                      28,200
                    2002                                      19,200
                    Thereafer                                 28,350
                                                          ----------

                                                          $  168,225
                                                          ==========

(8)    Pension and Retirement Plans

       Pension Plans - Non-Union

       The Parent Company has a defined benefit pension plan which covers all salaried employees of the Parent Company and a related party, Swenson Granite Company, Inc. who have attained age 21 and have completed one year of service.

       Employees with five or more years of service are entitled to pension benefits beginning at normal retirement age (65) equal to 1.8% of average compensation times years of credited service. Maximum number of years of credited service is equal to 30 years.

       The Company makes contributions in such amounts and at such times as it shall determine in accordance with an established funding method and policy, which is consistent with plan objectives and the requirements of the Employee Retirement Income Security Act of 1974 (ERISA). The Company's contributions for the years ended December 31, 1995, 1996 and 1997 were based on the minimum funding requirements of ERISA. An additional contribution of $1,500,000 was made in 1997 from net proceeds of the initial public offering.

       Plan assets consist of marketable securities and an unallocated insurance contract.

       Net periodic pension cost for the Company's defined benefit pension plan for the years ended December 31, 1995, 1996 and 1997, charged to operations in the accompanying consolidated statements of operations, excluding the expense incurred as a result of the early retirement window described below, consisted of the following:

                                                       1995            1996          1997
                                                       ----            ----          ----
           Service cost-benefits attributable
           to service during the period              $  222,485       392,429       387,461
           Interest cost on projected benefit
             obligation                                 881,644     1,042,864     1,098,197
           Return on plan assets                     (1,660,367)   (1,342,269)   (1,922,654)
           Net amortization and deferral              1,149,127       776,636     1,236,331
                                                      ---------     ---------     ---------

           Net periodic pension cost                 $  592,889       869,660       799,335
                                                     =  =======       =======       =======

       Assumptions used by the Company in the determination of pension plan information consisted of the following as of December 31, 1996 and 1997:

                                                          1996        1997
                                                          ----        ----

           Discount rate                                  7.25%       7.25%
           Rate of increase in compensation levels        5.50%       5.50%
           Expected long-term rate of return on
            plan assets                                   9.00%       9.00%

       The following table sets forth the funded status of the plan and amounts recognized in the accompanying consolidated balance sheets at December 31, 1996 and 1997:

                                                        1996         1997
                                                        ----         ----

           Actuarial present value of accumulated
           benefit obligation including vested
           benefits of $11,654,986 in 1996 and
           $12,564,091 in 1997                     $ (12,225,920) (13,180,632)
                                                   ============= ============

                                                        1996          1997
                                                        ----          ----

           Actuarial present value of projected
           benefit obligation                      $(15,045,099)  (16,359,506)
           Plan assets at fair value                 11,296,553    14,670,887
                                                    -----------    ----------

           Projected benefit obligation in excess
           of plan assets                            (3,748,546)   (1,688,619)
           Unrecognized net gain from past
           experience different from that assumed
           and the effects of changes in
           assumptions                                 (899,363)   (1,135,787)
           Unrecognized net prior service cost        2,209,852     2,032,632
           Unrecognized net obligation                  933,545       791,774
                                                      ---------     ---------

           Accrued pension cost                    $ (1,504,512)            0
                                                    ===========             =

       Effective November 1, 1995 the Company offered an early retirement window for eligible employees. As a result, the Company recognized a curtailment loss of $563,857 which has been charged to other expenses in the accompanying consolidated statement of operations.

       Postretirement Benefits

       In addition to providing pension benefits, the Company sponsors a defined benefit postretirement health care plan for early retirees. No other Company employees or retirees are eligible to participate in the plan. The Company also sponsors defined benefit postretirement group life insurance plans for union and non-union employees. The death benefit provided to union retirees is $6,000; the death benefit provided to non-union retirees is 0.75 times the retiree's salary on the date of retirement (capped at $60,000).

       Net periodic postretirement benefit costs for the Company, included in selling, general and administrative expenses, for the years ended December 31, 1995, 1996 and 1997 consisted of the following:

                                                          Postretirement      Postretirement
                         1995                                 Medical         Life Insrance            Total
                         ----                             --------------      --------------           -----
           Service cost-benefits attributable to
             service during the period                      $         0             10,086             10,086
           Interest cost on accumulated post-
             retirement benefit obligation                       28,141             93,356            121,497
           Net amortization and deferral                              0             63,136             63,136
                                                              ----------            ------             ------

           Net periodic postretirement benefit cost          $   28,141            166,578            194,719
                                                              =========            =======            =======

                        1996
                        ----
           Service cost-benefits attributable to
             service during the period                       $        0             17,454             17,454
           Interest cost on accumulated postretirement
             benefit obligation                                  16,900            101,268            118,168
           Net amortization and deferral                        (10,682)            63,136             52,454
                                                                 -------            -------           -------

           Net periodic postretirement benefit cost          $    6,218            181,858            188,076
                                                              =========            =======            =======

                        1997
                        ----

           Service cost-benefits attributable to
             service during the period                       $        0             13,619             13,619
           Interest cost on accumulated postretirement
             benefit obligation                                  14,306            103,570            117,876
           Net amortization and deferral                         (6,334)            63,136             56,802
                                                                -------             ------             ------

           Net periodic postretirement benefit cost          $    7,972            180,325            188,297
                                                             ==========            =======            =======

       The following table sets forth the funded status for the Company as of December 31, 1996 and 1997:

                                                          Postretirement      Postretirement
                         1996                                 Medical         Life Insrance            Total
                         ----                             --------------      --------------           -----

           Accumulated postretirement benefit
             obligation:
             Retirees                                      $  (217,057)         (1,063,609)        (1,280,666)
             Fully eligible active plan participants                 0            (179,426)          (179,426)
             Other active plan participants                          0            (193,414)          (193,414)
                                                            ----------          ----------          ---------
                                                              (217,057)         (1,436,449)        (1,653,506)
                                                            ----------          ----------          ----------

           Plan assets at fair value                                 0                   0                  0
                                                                     -                   -                  -

           Accumulated postretirement benefit
             obligation in excess of plan assets              (217,057)         (1,436,449)        (1,653,506)
           Unrecognized transition obligation                        0           1,073,310          1,073,310
           Unrecognized net (gain)/loss from
             past experience different from
             that assumed                                      (54,581)            127,839             73,258
                                                               -------           ---------          ---------
           Accrued postretirement benefit cost              $ (271,638)           (235,300)          (506,938)
                                                             =========           =========          =========

                        1997
                        ----

           Accumulated postretirement benefit
             obligation:
             Retirees                                       $ (172,835)          (1,114,770)       (1,287,605)
             Fully eligible active plan participants                 0             (189,763)         (189,763)
             Other active plan participants                          0             (193,227)         (193,227)
                                                             ---------            ---------         ---------

                                                              (172,835)          (1,497,760)       (1,670,595
                                                             ---------            ---------         ---------
           Plan assets at fair value                                 0                    0                 0
                                                                     -                    -                 -

           Accumulated postretirement benefit
             obligation in excess of plan assets              (172,835)          (1,497,760)       (1,670,595)
           Unrecognized transition obligation                        0            1,010,174         1,010,174
           Unrecognized net (gain)/loss from past
             experience different from that assumed            (45,205)             178,112           132,907
                                                              --------            ---------         ----------
           Accrued postretirement benefit cost              $ (218,040)            (309,474)         (527,514)
                                                             =========            =========          =========

                 ROCK OF AGES CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The weighted-average discount rate used in determining the actuarial present value of the accumulated postretirement benefit obligation was 7.5% and 7.25% as of December 31, 1996 and 1997, respectively.

       For measurement purposes, a 8% rate of increase in the per capita cost of covered health care benefits was assumed for 1997 and was assumed to gradually decrease to 4% over the next 6 years. An increase in the assumed health care cost trend rates of 1 percentage point in each year would result in an increase in the postretirement medical plan accumulated postretirement benefit obligation as of December 31, 1997 of $8,344 and the aggregate of the service and the interest cost components of the postretirement medical plan net periodic postretirement benefit cost for 1997 would increase by $575.

       Union Employee Plans

       Union employees participate in a multi-employer defined benefit pension plan. The Company contributes amounts as required by the union contract. At the present time, there is not sufficient information to accurately determine the Company's share of the liability for unfunded vested benefits of the plan. If the Company terminated its operations or withdrew from the plan, it would be required, under federal law, to accelerate funding of its proportionate share of the plan's unfunded vested benefits. The amount charged to operations in the accompanying consolidated statements of operations was $456,470, $713,738 and $786,217 in 1995, 1996 and 1997, respectively.

       Deferred Compensation Plans

       The Company has deferred compensation agreements with certain employees under a salary continuation plan. Generally, the terms of the plan provides for specified monthly payments to the employee or the beneficiary for a 15-year period beginning at the employee's retirement, disability or death. In certain cases, the plan also provides for minimum payments in the event of termination other than retirement, disability or death.

       Net periodic deferred compensation cost, charged to operations in the accompanying consolidated statements of operations, under the plan for the years ended December 31, 1995, 1996 and 1997 consisted of the following:

                                                           1995          1996           1997
                                                           ----          ----           ----

           Service cost earned during the period      $   13,369        56,108         67,366
           Interest cost on projected benefit
             obligation                                   87,876        98,386         99,859
           Net amortization and deferral                  18,761        31,392         30,428
                                                          ------        ------         ------
           Net periodic deferred compensation cost    $  120,006       185,886        197,653
                                                       =========       =======        =======

                 ROCK OF AGES CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The following table sets forth the funded status of the plan as of December 31, 1996 and 1997 and amounts recognized in the accompanying consolidated balance sheets as of December 31, 1996 and 1997:


                                                                              1996                1997
                                                                              ----                ----

           Actuarial present value of projected benefit obligation     $  (1,445,083)         (3,407,757)
           Plan assets at fair value                                               0                   0
                                                                                   -                   -

           Projected benefit obligation in excess of plan assets          (1,445,083)         (3,407,757)
           Unrecognized net gain from past experience different
             from that assumed and the effect of
             changes in assumptions                                          (17,589)            102,542
           Unrecognized net obligation                                        36,736              29,443
           Unrecognized prior service obligation                             251,873           2,042,542
           Adjustment required to recognize minimum liability               (183,418)         (2,016,705)
                                                                            --------          -----------
       Deferred compensation                                            $ (1,357,481)         (3,249,935)
                                                                         ===========          ==========

       The assumed rate of return used in determining the value of accumulated plan benefits was 7.5% and 7.25% for the years ended December 31, 1996 and 1997, respectively.

       The Company entered into deferred compensation agreements with three former stockholders of acquired companies. The present value of these payments was $2,146,609 as of December 31, 1996. In 1997 two of the deferred compensation agreements were transferred to the salary continuation plan and are included in the above information regarding the plan. The present value of the remaining agreement was $277,326 as of December 31, 1997. Total annual payments of $84,000 begin in 2001 and end in 2005.

       Savings and Profit Sharing Plan

       The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code for employees whose employment is not governed by a collective bargaining agreement and who have completed one year of service. The Company's contribution was $19,804, $27,587 and $35,629 in 1995, 1996 and 1997, respectively.

       The Company also has a defined contribution savings plan under
       Section 401(k) of the Internal Revenue Code for employees covered by a collective bargaining agreement who have completed one year of service. The Company's contribution was $13,830, $24,362 and $36,674 in 1995, 1996 and 1997, respectively.

                 ROCK OF AGES CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)   Stock-Based Employee Compensation

       Under the terms of the Amended and Restated 1994 Stock Plan, 1,500,000 options were reserved for issuance to key employees and directors to purchase equivalent shares of common stock at exercise prices ranging from $2.40 to $18.50. The options granted have a five year term and vest at 20% per year over this period.

       The following table sets forth the stock option transactions for the years ended December 31, 1995, 1996 and 1997:

                                                                        Number           Weighted Average
                                                                       of Shares         Exercise Price
                                                                       ---------         ----------------

           Outstanding, December 31, 1994 and 1995                      275,000          $  2.49
             Granted, January 2, 1996                                   225,000             3.59
             Granted, December 31, 1996                                 362,500             3.75
                                                                                          ------

           Outstanding, December 31, 1996                               862,500             3.31
           Granted, October 24, 1997                                    383,252             18.50
                                                                        -------             -----

           Outstanding, December 31, 1997                             1,245,752           $  7.98
                                                                      =========           =  ====

           Exercisable, December 31, 1997                               531,650              5.33
           Weighted average remaining contractual life                2.9 years

       The Company has adopted the disclosure-only provisions of Statement of Financial Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for stock options granted under the plan as the options were all granted at exercise prices which equaled the fair market value at the date of the grant. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards during 1996 and 1997 consistent with the provisions of SFAS No. 123, the Company's net income would have been reduced to the proforma amount indicated below:

                                                                       1996                1997
                                                                       ----                ----

           Net income, as reported                                 $   1,908,164           2,644,933
           Net income, pro forma                                       1,798,619           2,268,984
           Net income per share, pro forma                         $         .51                 .53
           Net income per share - assuming dilution, pro forma               .43                 .45

       Pro forma net income reflects only options granted in 1996 and 1997 and is not necessarily indicative of future effects on net income. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented because compensation cost is reflected over the options' vesting periods and compensation cost for options granted prior to January 1, 1996 is not considered.

       The fair value of each option grant is estimated on the date of the grant. Options granted prior to 1997 were valued using the Minimum Value Method with the following weighted-average assumptions: risk-free interest rate of 6%; dividend yield of $0; and expected lives of five (5) years. The 1997 options were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 6%; dividend yield of $0; expected volatility of 16%; and expected lives of five (5) years.

                 ROCK OF AGES CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Related Party Transactions

       The Company is related, through common ownership with several companies. The transactions with related parties, included in the consolidated statement of operations, are as follows for the years ended December 31, 1995, 1996 and 1997:


                                                              1995        1996       1997
                                                              ----        ----       ----


           Revenues with related parties                  $        0     729,611    840,554
           Cost of revenues with related parties                   0     194,047  1,231,151
           Selling, general and administrative expense       912,000     936,000    750,000


       Amounts due to (from) related parties as of December 31, 1996 and 1997 are as follows:

                                                     1996               1997
                                                     ----               ----


           Due from Swenson Granite Company, Inc.    $(3,584,644)     (89,597)
           Due from K & E Sawing Company                       0       (6,000)
           Due to Missouri Red Quarries                        0      146,708
           Due to Keystone Granite Company                     0        4,331
                                                     -----------       -----

                                                     $(3,584,644)      55,442

       Included in operating lease obligations are noncancellable leases for office space and a building with related parties amounting to $177,000 per year through 2002.

(11) Fair Value of Financial Instruments

       Statement of Financial Accounting Standards No. 107, "Disclosures About the Fair Value of Financial Instruments", requires disclosure of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of the following disclosure the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation. Management has determined that the carrying values of its financial assets and liabilities approximate fair value at December 31, 1997.


                 ROCK OF AGES CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Unaudited Quarterly Summary Information

       The following is a summary of unaudited quarterly summary information for the years ended December 31, 1996 and 1997 (in thousands, except per share data):

                                                                         Net Income
                                                                            (Loss)
                                                           Net Income     Per Share -
                                 Net        Net Income      (Loss)         Assuming
                              Revenues        (Loss)       Per Share       Dilution
                              --------      ----------     ----------    ------------
           1996 Quarters:

             First          $      7,247       (1,371)       (.39)           (.33)
             Second               12,696        1,126         .32             .27
             Third                13,160          978         .28             .23
             Fourth               11,566        1,175         .34             .28
                                  ------        -----         ---             ---

                   Total    $     44,669        1,908         .55             .45
                            =     ======        =====         ===             ===

           1997 Quarters:

             First          $      8,192         (978)       (.28)           (.23)
             Second               12,575          986         .28             .23
             Third (1)            16,374          833         .22             .19
             Fourth (2)           17,066        1,804         .28             .26
                                  ------        -----         ---             ---

                   Total    $     54,207        2,645         .62             .53
                            =     ======        =====         ===             ===

       Note

       The Company has historically experienced certain seasonal patterns, primarily due to weather conditions affecting operations in Vermont and Canada and the setting of memorials in cemeteries located in northern regions.

       (1)  In the third quarter of 1997 the Company acquired Keystone.

       (2)  In the fourth quarter of 1997 the Company acquired Childs and Keith.


(13) Earnings Per Share

       Effective December 31, 1997 the Company adopted SFAS No. 128, Earnings per Share. This adoption resulted in the restatement of per share information for all periods presented.

       The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for net income for the years ended December 31, 1995, 1996 and 1997:


                                                     Income              Shares         Per Share
                 1995                             (Numerator)         (Denominator)       Amount
                 ----                              ---------           -----------      ---------
           Basic EPS
             Net income                         $     1,395,498            3,499,998       .40

           Effect of dilutive securities:
             Stock options                                                   526,986

           Diluted EPS
             Net income and assumed conversions       1,395,498            4,026,984       .35

                 1996
                 ----

           Basic EPS
            Net income                          $     1,908,164            3,499,998       .55
           Effect of dilutive securities:
             Stock options                                                   707,827
           Diluted EPS
             Net income and assumed conversions       1,908,164            4,207,825       .45


                1997
                ----

           Basic EPS
             Net income                         $     2,644,933            4,289,858       .62
           Effect of dilutive securities:
             Stock options                                                   707,371
           Diluted EPS
             Net income and assumed conversions       2,644,933            4,997,229       .53


       Options to purchase 383,252 shares of Class A common stock at $18.50 per share were outstanding as a result of the 1997 acquisitions but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

(14) Initial Public Offering

       Effective October 21, 1997 the Company made an initial public offering (IPO) of 3,225,000 shares of Class A common stock at $18.50 per share, inclusive of 275,482 shares being sold by the selling shareholders. On November 21, 1997 the underwriters exercised their option to purchase an additional 483,750 shares of Class A common stock at $18.50 per share. The issuance of stock has been recorded net of underwriting fees and other IPO expenses incurred of $6,392,948.

(15) Acquisitions

       Effective December 31, 1995 Swenson Granite Company, a predecessor to the Company, purchased all of the outstanding stock of Lawson Granite Company and Anderson-Friberg Company. The aggregate cost of these acquisitions was $5,715,288 made up of 463 shares of Swenson stock valued at $3,381,799, a $310,000 note payable, $354,880 in cash paid in 1996, and $2,146,609 in deferred compensation arrangements. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair values. This treatment resulted in $1,779,113 of cost in excess of net assets acquired, or names and reputations, and was accounted for under the purchase method. The net assets from the acquisition were contributed by Swenson to the Company.

       On June 30, 1997 the Company acquired all of the outstanding stock of KSGM, a successor to Keystone Memorials, Inc. for 263,441 shares of the Company's Class B common stock which was accounted for under the purchase method. The fair market value of KSGM on the date of acquisition was $3,898,927. As of June 30, 1997 investment in affiliated company included Keystone's 50% equity investment in four Quarry Companies (QC's) and Southern Mausoleums, Inc. (SMI).

       On October 24, 1997 the Company acquired Childs & Childs Granite Company, Inc. and a related company for $6,600,000 in cash and 10,810 shares of Class A common stock at the IPO price of $18.50 per share which was accounted for under the purchase method. The assets acquired included the remaining 50% equity investment in four QC's and SMI. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective fair market values, resulting in $5,690,032 of cost in excess of net assets acquired of which $4,167,254 was allocated to property, plant and equipment with the remaining $1,522,778 to names and reputations.

       Also on October 24, 1997 the Company acquired Keith Monument Company and its affiliated companies for $16,375,000, consisting of 81,081 shares of Class A common stock at the IPO price of $18.50 per share and $14,875,000 in cash which was accounted for under the purchase method. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective fair market values, resulting in $13,202,181 of cost in excess of net assets acquired of which $1,014,000 was allocated to property, plant and equipment, $246,211 for the conversion of inventory previously accounted for under LIFO, and the remaining $11,941,970 to names and reputations.

       Proceeds from the purchases of $100,000 and $250,000 for the Childs and Keith acquisitions, respectively, are being held by the Company for a period of one year per the purchase and sale agreements for the settlement of certain conditions. These amounts are recorded as accrued expenses as of December 31, 1997.

       The following unaudited pro forma information has been prepared assuming that the acquisitions occurred at the beginning of the current and immediately preceding periods presented. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisitions had been made as of those dates.


                                                                            (Unaudited)
                                                                        Years ended December 31,
                                                                        ------------------------
                                                             1995                 1996                   1997
                                                             ----                 ----                   ----

           Net revenues                               $    41,199,480           74,157,928          78,372,947
           Net income                                       1,462,688            2,761,948           4,633,312
           Net income per share                                   .42                  .79                1.08
           Net income per share - assuming dilution               .36                  .66                 .93

       The Company also acquired certain assets and assumed certain liabilities of Adru Granite, Inc. for $238,310 in 1996. The results of operations were not material in relation to the Company's consolidated results of operations, therefore pro forma information has not been provided.


                 ROCK OF AGES CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(16) Reorganization/Recapitalization

       On August 12, 1997, pursuant to the reincorporation merger of Rock of Ages Corporation, a Vermont corporation and the immediate predecessor to the Company ("ROA Vermont") with and into a newly-formed Delaware corporation, with the Company surviving as a Delaware corporation, (i) the Company authorized 30,000,000 shares of $.01 par value Class A Common Stock, 15,000,000 shares of $.01 par value Class B Common Stock, and 2,500,000 shares of $.01 par value Preferred Stock and (ii) each outstanding share of common stock of ROA Vermont was converted into one half of a share of Class B Common Stock of the Company. The Common Stock outstanding and weighted average shares outstanding for all periods presented have been adjusted for the new stock capitalization.

       Prior to the initial public offering, the Company went through a reorganization (the "Reorganization") as follows: (i) the merger of Swenson Granite Company, Inc. ("Swenson Granite") with and into the Company, with the Company as the surviving corporation (the "Swenson Merger"), in which Swenson Granite's stockholders received 1,618.123 shares of Class B Common Stock for each share of Swenson Granite common stock (immediately prior to the Swenson Merger, a total of 2,163 shares of Swenson Granite were outstanding); and (ii) immediately prior to the Swenson Merger, Swenson Granite distributed its curb and landscaping business (essentially all of its operating assets and operating liabilities) to its stockholders (the "Swenson Granite Distribution") through a pro rata distribution of all of the member interests in a newly formed limited liability company named Swenson Granite Company LLC ("Swenson LLC").

       Following the Swenson Granite Distribution and prior to the Swenson Merger, the sole asset of Swenson Granite was a 93% stock interest in the Company and its only liabilities were a $3,499,998 intercompany payable to the Company and a $310,000 note payable. Pursuant to the Swenson Merger, the Swenson Granite stockholders received a total of 3,500,000 shares of Class B Common Stock which represented 93% of the Company's total shares outstanding prior to the offering, the shares of Class B Common Stock held by Swenson Granite were cancelled, the intercompany payable was forgiven and the Company assumed the note payable. The minority interest in the Company is the same both before and after the Swenson Merger. The only effect on the Company's financial statements was a reduction in stockholder' equity of $3,650,000. This effect is due solely to the forgiveness of the aforesaid intercompany payable and the assumption of the aforesaid note payable.

(17) Subsequent Event

       On February 17, 1998 the Company announced that it has entered into separate letters of intent to acquire six unrelated companies engaged in the business of retailing granite memorials in regions previously targeted by the Company. The six companies with 18 sales locations in five states, had aggregate sales in 1997 of approximately $11,200,000.

       The aggregate purchase price for the six companies will be approximately $8.4 million, comprised of approximately $1.6 million in cash, $4.8 million of indebtedness to be assumed and/or paid by the Company and shares of Class A common stock of the Company having a market value of approximately $2.0 million as of the closing dates. One of the transactions will include a contingent cash payout based on the achievement of certain targeted earnings at that particular retailer.

       The transactions are separate and thus are not conditioned upon one another, and are expected to close near the end of the first quarter. However, in each case consummation of the acquisitions is subject to various conditions, including the negotiation and execution of definitive agreements. Accordingly, there can be no assurance as to the completion of the proposed transactions.





         INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION

The Board of Directors
Rock of Ages Corporation and Subsidiaries:

Under date of February 27, 1998, we reported on the consolidated balance sheets of Rock of Ages Corporation and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule referred to as "Schedule II - Valuation and Qualifying Accounts and Reserves". This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

February 27, 1998
Burlington, Vermont

                        Vt. Reg. No. 92-0000241


                                       Rock of Ages Corporation and Subsidiaries

                              Schedule II - Valuation and Qualifying Accounts and Reserves

                                      Years ended December 31, 1995, 1996 and 1997

                                                       (In Thousands)

            Column A                              Column B                 Column C             Column D        Column E
            --------                              --------                 --------             --------        --------

                                                                           Additions
                                                                           ---------
                                                 Balance at      Increase       Charged to                    Balance at
                                                  Beginning       Due to         Costs and                        End
            Descriptions                          of Period    Acquisitions      Expenses     Deductions       of Period

    1995:
        Allowances for doubtful
        accounts                               $     464              0             62             80            446



    1996:
        Allowances for doubtful
        accounts                               $     446              0            181             63            564



    1997:
        Allowances for doubtful
        accounts                               $     564          1,472            332            137          2,231





See accompanying Independent Auditors' Report on Supplementary Information.




                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Rock of Ages Corporation

                                By:  /s/ Kurt M. Swenson
                                   ---------------------------------------
                                     Kurt M. Swenson
                                     President, Chief Executive Officer
                                     and Chairman of the Board of Directors

Date:  March  31,  1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 25, 1998.

         SIGNATURE                                     TITLE
         ---------                                     -----

  /s/ Kurt M. Swenson                    President, Chief Executive
-----------------------------            Officer and Chairman of the Board
    Kurt M. Swenson                      of Directors (Principal
                                         Executive Officer)

  /s/ George R. Anderson                 Senior Vice President,
-----------------------------            Chief Financial Officer,
    George R. Anderson                   Treasurer, Director
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)

  /s/ Richard C. Kimball                  Vice Chairman and President,
----------------------------              Memorial Division, Director
    Richard C. Kimball

  /s/ Jon M. Gregory                      President, Quarry Division,
----------------------------              Director
    Jon M. Gregory

  /s/ Mark A. Gherardi                    Senior Vice President, Barre
---------------------------               and Canada Manufacturing
    Mark A. Gherardi                      Operations,  Director

  /s/ G. Thomas Oglesby, Jr.              Senior Vice President, Keystone
---------------------------               and Childs, Inc., Director
    G. Thomas Oglesby, Jr.

  /s/ Peter A. Friberg                    Senior Vice President, Barre
---------------------------               Memorial Sales, Director
    Peter A. Friberg

  /s/ James L. Fox                        Director
---------------------------
    James L. Fox

  /s/ Charles M. Waite                    Director
---------------------------
    Charles M. Waite

  /s/ Frederick Webster                   Director
---------------------------
     Frederick Webster




                               EXHIBIT INDEX

EXHIBIT
NUMBER                                DESCRIPTION

2.1* Agreement and Plan of Reorganization dated as of June 27, 1997 by and among Rock of Ages Quarries, Inc., to be known as Rock of Ages Corporation, KSGM, Inc., Royalty Granite Corporation and Missouri Red Quarries, Inc.

2.2* Stock Purchase Agreement dated as of June 27, 1997 by and among Rock of Ages Quarries, Inc., to be known as Rock of Ages Corporation, Robert Otis Childs, Jr., Robert Otis Childs, III and Timothy Caroll Childs

2.3* Asset Purchase Agreement dated as of July 30, 1997 by and among the Company, John E. Keith, Roy H. Keith, Jr., Glasgow
             Monument Co., Inc., Keith Lettering and Setting Corporation, Keith Monument Company, National Memorial Corporation, Riehm-gerlack Monument Co., and the Snyder Corporation

2.4* Agreement and Plan of Merger and Reorganization dated as of August 13, 1997 by and among Rock of Ages Corporation, Swenson Granite Company, Inc., Kurt M. Swenson and Kevin C. Swenson

3.1* Form of Amended and Restated Certificate of Incorporation of the Company

3.2*         By-laws of the Company

4.*          Specimen Certificate representing the Class A Common Stock

10.1*        Rock of Ages Corporation Amended and Restated 1994 Stock Plan

10.2*        Employment Agreement of Kurt M. Swenson

10.3*        Employment Agreement of Paula Plante

10.4*        Employment Agreement of Peter Friberg

10.5*        Employment Agreement of Albert Gherardi, Jr.

10.6*        Employment Agreement of Mark Gherardi

10.7* Form of Acquisition Employment Agreement with G. Thomas Oglesby, Jr., George T. Oglesby, III, Robert Otis Childs, III, John E. Keith and Roy H. Keith

10.8*        Form of Officer Employment Agreement with each of Richard C.
             Kimball, George R. Andersen and Jon M. Gregory

10.9* Supply and Distribution Agreement dated as of June 27, 1997 by and among Keystone Granite Company, Inc., the Estate of George T. Oglesby, Jr. and Rock of Ages Corporation

10.10* Supply and Distribution Agreement dated as of June 27, 1997 by and among Missouri Red Quarries, Inc., George T. Oglesby, Jr. and Rock of Ages
             Corporation

10.11* Letter Agreement dated as of June 25, 1997 between Rock of Ages Corporation and Dakota Granite Company

10.12* Stock Subscription Agreement and Continuity of Interest Agreement dated as of June 27, 1997 between Rock of Ages Corporation and Missouri Red Quarries, Inc.

10.13* Stock Subscription Agreement dated as of July 30, 1997 between Rock of Ages Corporation and National Memorial Corporation

10.14* Stock Subscription Agreement dated as of June 27, 1997 between Rock of Ages Corporation and Robert Otis Childs, III

10.15*       Form of Salary Continuation Agreement

10.16* Salary Continuation Agreement dated January 3, 1996 between Rock of Ages Corporation and Mark Gherardi

10.17* Salary Continuation Agreement dated January 3, 1996 between Rock of Ages Corporation and Melvin Friberg

10.18*       Credit Facility dated as of June 25, 1997 between Royal Bank of Canada and Rock of Ages Canada, Inc., Rock of Ages Quarries Inc. and Rock of Ages Canada Inc.

10.19        Financing Agreement dated December 17, 1997 by and between
             The CIT Group/Business Credit, Inc., Rock of Ages Corporation, Royalty Granite Corporation, Carolina Quarries, Inc., Pennsylvania Granite Corp., Childs & Childs Granite Company, Inc., Southern Mausoleums, Inc. and Rock of Ages Memorials LLC

10.20        Exclusive Supply Agreement dated
             as of December 17, 1992 by and between Rock of Ages
             Corporation and Eurimex (portions of this exhibit have been omitted pursuant to a request for confidential treatment)

10.21 Exclusive Supply Agreement dated as of December 8, 1997 by and between Rock of Ages Corporation and Eurimex (portions of this exhibit have been omitted pursuant to a request for confidential treatment)

11.**        Statement re: computation of per share earnings

21.*         Subsidiaries of the Company

23.          Consent of KPMG Peat Marwick LLP

27.          Financial Data Schedule

----------------------

* Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997.

** Incorporated by reference to Note (1)(q) of the Company's consolidated financial statements (filed herewith).