Form 10-Q
period 1998-03-31
ROCK OF AGES CORP
filed 1998-05-14
CIK 84581

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-Q
(Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998

                                     OR

        [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______________ to ______________

                      Commission file number: 0-29464

                          ROCK OF AGES CORPORATION
           (Exact name of Registrant as Specified in its Charter)

                    Delaware                           03015320
          (State of other jurisdiction of       (I.R.S. Employer
          incorporation or organization)        Identification No.)

            772 Graniteville Road
            Graniteville, Vermont                       05654
      (Address of principal executive offices)        (Zip Code)

                                (802) 476-3121
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

At May 6, 1998, 3,884,785 shares of Class A Common Stock, par value $0.01 per share, and 3,487,957 shares of Class B Common Stock, par value $0.01 per share, of Rock of Ages Corporation were outstanding.


------------------------------





                          ROCK OF AGES CORPORATION

                                   INDEX

                     Form 10-Q for the Quarterly Period
                            Ended March 31, 1998



PART I      FINANCIAL INFORMATION                                       Page

Item 1.     Financial Statements

            Consolidated Balance Sheets - March 31, 1998 and
            December 31, 1997

            Consolidated Statements of Operations - Three Months Ended March 31, 1998 and 1997

            Consolidated Statements of Cash Flows - Three Months Ended March 31, 1998 and 1997

            Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

PART II     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

Signature




                                  Mar 10Q

PART I: FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS

                          ROCK OF AGES CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                              ($ in thousands)

                                      (Unaudited)
                                        March 31,           December 31,
                                          1998                  1997
            ASSETS                     $
Current assets:
Cash and cash equivalents                  6,602                 8,637
Trade receivables, net                    14,076                12,857
Inventories                               16,908                16,104
Prepaid & refundable income taxes             82
Deferred tax assets                          352                   352
Other current assets                       1,296                 1,050
                                         -------               -------
     Total current assets                 39,316                39,000

Property, plant and equipment, net        36,939                36,436
Cash surrender value of life
  insurance, net                           1,176                 1,176
Intangibles, net                          15,417                15,596
Deferred tax assets                          481                   376
Investments in and advances to
  affiliated company                         131                   131
Other assets                                 431                   422
                                        --------              --------
     Total assets                       $ 93,891                93,137
                                        ========              ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under lines of credit           2,003                 1,328
Current installments of long-term debt       384                   384
Trade payables                              2,489                2,101
Accrued expenses                            3,297                3,012
Due to related parties                         16                   55
Income taxes payable                                               234
Current portion of deferred income            300                  400
Customer deposits                           2,985                2,708
                                          -------              -------
     Total current liabilities             11,474               10,222

Long-term debt, excluding current
  installments                                918                  975
Deferred compensation                       3,572                3,527
Accrued postretirement benefit cost           528                  528
                                         --------             --------
     Total liabilities                     16,492               15,252

Commitments
Stockholder's equity:
   Preferred stock-$.01 par value;
   2,500,000 shares authorized
   No shares issued or outstanding
Common stock-Class A, $.01 par value;
   30,000,000 shares authorized
   3,800,641 shares issued and
      outstanding                              38                  38
Common stock-Class B, $.01 par value;
   15,000,000 shares authorized
   3,487,957 shares issued and
     outstanding                               35                  35
Additional paid-in capital                 68,277              68,277
Retained earnings                           9,231               9,662
Accumulated other comprehensive loss         (182)               (127)
                                         --------             --------
   Total stockholder's equity              77,399              77,885
                                         --------             --------
   Total liabilities and stockholder's
     equity                              $ 93,891            $ 93,137
                                         ========             ========

       **SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                                  Mar 10Q


                          ROCK OF AGES CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 ($ in thousands except per share amounts)
                                (Unaudited)


                                            Three Months Ended
                                           1998            1997
                                           ----            ----
Net Revenues:
   Quarrying                        $      3,345           1,790
   Manufacturing                          10,586            6,402
   Retailing                               1,240
                                       ---------         --------
      Total net revenues                  15,171            8,192

Gross profit:
   Quarrying                                 859             163
   Manufacturing                           1,930           1,235
   Retailing                                 749
                                        --------         -------
      Total gross profit                   3,538           1,398

Selling, general and administrative
  expenses                                 4,049           2,239

   Loss from operations                     (511)           (841)

Interest expense                              58             466
                                          -------         -------

   Loss before benefit for income
     taxes                                  (569)         (1,307)

Income tax benefit                          (138)           (329)
                                          -------        --------

   Net Loss                         $       (431)           (978)

Net loss per share                  $      (0.06)          (0.28)
Net loss per share - assuming              (0.06)          (0.28)

Weighted average number of common
     shares outstanding                    7,289           3,500
Weighted average number of common
     shares outstanding - assuming
     dilution                              7,289           3,500


       **SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                  Mar 10Q


                          ROCK OF AGES CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              ($ in thousands)
                                (Unaudited)


                                                      Three Months Ended
                                                       1998        1997
                                                       ----        ----

Cash flows from operating activities:
   Net loss                                       $     (431)       (978)
   Adjustments to reconcile net loss to
   net cash provided by operating activities:
   Depreciation, depletion and amortization              801         441
   Increase in cash surrender value
   Loss (gain) on sale of property, plant
   and equipment
   Deferred taxes                                       (105)
   Changes in assets and liabilities
     Decrease (increase) in trade receivables         (1,219)       (177)
    Increase in due from related parties                            (444)
     Increase in inventories                            (804)     (1,441)
     Decrease (increase) in other assets                (336)     (1,044)
     Increase in trade payables, accrued
        expenses and income taxes payable                438         563
     Increase in due to related parties                  (40)
     Increase (decrease) in customer deposits            277          50
     Increase in deferred compensation                    45         408
     Decrease in deferred income                        (100)       (100)
     Increase in accrued postretirement benefit        ______      ______
        Net cash provided by operating activitie      (1,474)     (2,722)

Cash flows from investing activities:
   Purchases of property, plant and equipment         (1,148)     (1,060)
   Proceeds from sale of property, plant and
      equipment
   Decrease (increase) in investments in and
      advances to affiliated company                  ______      ______
          Net cash used in investing activities       (1,148)     (1,060)

Cash flows from financing activities:
   Net borrowings under lines of credit                  675       3,620
   Increase in intangibles
   Principal payments on long-term debt                  (56)       (528)
                                                      ______      ______
        Net cash provided by financing activities        619       3,092

Effect of exchange rate changes on cash                  (32)        (46)
                                                      ______      ______
       Net decrease in cash and cash equivalents      (2,035)       (736)

Cash and cash equivalents, beginning of period         8,637         736

Cash and cash equivalents, end of period          $    6,602          27
                                                  ==========     =======

         **SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                  Mar 10Q


                          ROCK OF AGES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Form 10- K (SEC File No. 333-33685, filed March 31, 1998).

(2)   Inventories
                                                   ($ in thousands)
Inventories consist of the following                 (Unaudited)
at March 31, 1998 and December 31, 1997:        March 31,    December 31,
                                                   1998         1997
                                                   ----         ----
      Raw materials                         $       9,708       9,014
      Work in-process                               2,236       2,262
      Finished goods and supplies                   4,696       4,828
                                                  -------     -------
                                             $     16,908      16,104
                                             ============      ======

(3)   ProForma Information

The following unaudited pro forma information has been prepared assuming that the Keith Monument and C&C acquisitions on October 24, 1997, as well as the acquisition of the successor to Keystone Memorials, Inc. on June 30, 1997, occurred at the beginning of the periods presented. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisitions had been made as of those dates.

                                        ($ in thousands except per share data)
                                                    (Unaudited)
                                                 Three Months Ended
                                                           March 31,
                                                             1997
                                                             ----
Net revenues                                         $      15,085
Net loss                                             $      (1,053)
Net loss per share                                   $       (0.30)
Net loss per share - assuming dilution               $       (0.30)

(4)   Comprehensive Loss

The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" on January 1, 1998. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. This pronouncement requires that the accumulated total of other comprehensive income (loss) be shown as a separate component of stockholders' equity with additional disclosure of accumulated balances for each classification within other comprehensive income (loss) in addition to the reporting of total comprehensive income (loss).

Accumulated other comprehensive loss, a component of stockholders' equity previously titled "cumulative translation adjustment", consists solely of foreign currency translation. The 1997 financial statements have been restated to reflect the income tax benefit related to other comprehensive loss. The components of total comprehensive loss are as follows:

                                        ($ in thousands except per share data)
                                                     (Unaudited)
                                                 Three Months Ended
                                                      March 31,
                                                 1998           1997
                                                 ----           ----
Net loss                                    $     (431)          (978)

Other comprehensive loss, before tax              (240)           (61)
   Income tax benefit related to other
     comprehensive loss                             58             15
                                             ---------        -------
Other comprehensive loss, net of tax              (182)           (46)
                                             ---------        -------

Comprehensive loss                                (613)        (1,024)
                                             =========        =======





10Q-98-1

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Rock of Ages Corporation (the "Company") is an integrated quarrier, manufacturer, distributor and retailer of granite and products manufactured from granite. The quarry division sells granite both to the manufacturing division and to outside manufacturers, as well as to distributors in Europe and Japan. The manufacturing division's principal product is granite memorials used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications. The retail division primarily sells granite memorials to the general public and will pursue strategic alliances with funeral home and cemetery owners, including consolidators.

In June 1997, the Company acquired the successor to Keystone Memorials, Inc. ("Keystone") and in October 1997, acquired Childs & Childs Granite Company Inc. ("C&C"), granite memorial manufacturers in Elberton, Georgia. In connection with the Keystone and C&C acquisitions, the Company acquired Southern Mausoleums, Inc., which collectively are referred to as the "Acquired Manufacturing Operations". Also in connection with the Keystone and C&C acquisitions, the Company acquired three granite quarrying companies operating quarries located in Georgia, Pennsylvania, North Carolina, South Carolina and Oklahoma which are referred to as the "Acquired Quarrying Operations". In October 1997, the Company acquired the Keith Monument Company and related companies which are engaged in the retail sales of granite memorials to consumers in the State of Kentucky (the "Acquired Retail Operations").

The following table sets forth certain operations data as a percentage of net revenues with the exception of quarrying, manufacturing and retailing gross profit, which are shown as a percentage of their respective revenues.

                                                Three Months Ended March 31,
STATEMENT OF OPERATIONS DATA:                      1998             1997
                                                   ----             ----

Net Revenues:
    Quarrying                                     22.0%             21.9%
    Manufacturing                                 69.8%             78.1%
    Retailing                                      8.2%              0.0%
         Total net revenues                      100.0%            100.0%

Gross Profit:
    Quarrying                                     25.7%              9.1%
    Manufacturing                                 18.2%             19.3%
    Retailing                                     60.4%
         Total gross profit                       23.3%             17.0%

Selling, general and administrative expenses      26.7%             27.3%

Loss from operations                              -3.4%            -10.3%

Interest expense                                   0.4%              5.6%

Loss before benefit for income taxes              -3.8%            -15.9%

Benefit for income taxes                          -0.9%             -4.0%

Net loss                                          -2.9%            -11.9%


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31,
1997

Revenues for the three months ended March 31, 1998 increased 85.2% to $15.2 million from $8.2 million for the three months ended March 31, 1997. The quarrying division was responsible for $1.6 million of this increase, essentially all attributable to the Acquired Quarrying Operations, with existing operations reporting sales levels near last year's levels for the quarter. The manufacturing division reported an increase of $4.2 million and likewise the increase was attributable to the Acquired Manufacturing Operations. The Acquired Retail Operations contributed an increase of $1.2 million of revenues in the quarter.

Gross profit for the three months ended March 31, 1998 increased 153.1% to $3.5 million from $1.4 million for the three months ended March 31, 1997. The gross profit percentage increased to 23.3% for the 1998 period from 17.0% for the 1997 period. This increase was primarily attributable to the introduction of the retailing activities which realize significantly higher margins.

The quarrying gross profit increased $696,000 to $859,000 for the 1998 period from $163,000 for the 1997 period. The quarrying gross profit percentage increased to 25.7% for the 1998 period from 9.1% for the 1997 period. This was due to the inclusion of the Acquired Quarry Operations which operated throughout the first quarter and experienced excellent results thereby improving the earnings since the existing quarry operations were, as usual, substantially closed due to the winter season.

The manufacturing gross profit increased $.7 million to $1.9 million for the 1998 period from $1.2 million for the 1997 period. This increase was attributable to the Acquired Manufacturing Operations. The manufacturing gross profit percentage decreased to 18.2% for the 1998 period from 19.3% for the 1997 period. This decrease was the result of including the Acquired Manufacturing Operations as they operate with lower margin products. However, the operating results of the Acquired Manufacturing Operations showed a significant improvement during the quarter over the results they achieved in the last six months of 1997.

      The Acquired Retailing Operations reported a $749,000 gross profit and a 60.4% gross profit percentage for the 1998 period which was in line with the Company's expectations for the first quarter.

      Selling, general and administrative expenses ("SGA expenses") for the three months ended March 31,1998 increased 80.8% to $4.0 million from $2.2 million for the three months ended March 31, 1997. As a percentage of net revenues, SGA expenses for the 1998 period decreased to 26.7% from 27.3% in the 1997 period. Included in the 1998 first quarter is a one time non-recurring charge of $279,000 which is a result of the required immediate recognition in accordance with FAS 88 of liabilities associated with the separation of the pension liabilities of the Company and the Swenson Granite Company LLC (the successor to the former parent of the Company) in the Rock of Ages Salaried Retirement Plan to separate the individual pension liabilities of each of the companies.

      Interest expense for the three months ended March 31, 1998 decreased to $58,000 from $466,000 for the three months ended March 31, 1997. This decrease was the result of the retirement of all existing bank debt, with the exception of a revolving line of credit with the Royal Bank of Canada, with the net proceeds of the Company's initial public offering completed in October of 1997.

      Income tax benefit as a percent of the loss before taxes decreased to 24.3% for the 1998 period from 25.2% for the 1997 period. These effective rates were derived from the previous years' annual rates respectively, and the use of the 1997 annualized rate for the first quarter of 1998 is believed appropriate given the losses and their origin by segment during the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

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

      For the three months ended March 31, 1998, net cash used in operating activities was $1.5 million. This result was primarily attributable to an increase in trade receivables of $1.2 million and an increase in inventories of $.8 million. Net cash used in investing activities was $1.1 million for the purchase of property, plant and equipment. Net cash provided by financing activities was $.6 million primarily from borrowings under lines of credit.

       The Company has entered into a financing agreement with the CIT Group/Business Credit ("CIT"). The agreement provides for an acquisition term loan line of credit of $25 million and a revolving credit facility of another $25 million. As of March 31, 1998 the revolving credit facility had $223,000 outstanding. The interest rate under these credit lines as of such date was 8.00% based on a formula of prime less .50%. As of March 31, 1998, the Company also had $1.8 million outstanding and $.6 million available under a demand revolving line of credit with the Royal Bank of Canada. The interest rate on this facility as of such date was 7.25% based on a formula of Canadian prime plus .75%. The Company's primary need for capital will be to finance acquisitions as part of its growth strategy and to maintain and improve its manufacturing, quarrying and retailing facilities. The Company has $3.0 million budgeted for capital expenditures in 1998. The Company believes that the combination of cash flow from operations, its existing credit facilities, and the remaining proceeds from the IPO will be sufficient to fund its operations for at least the next twelve months.

SEASONALITY

      Historically, the Company's operations have experienced certain seasonal patterns. Generally the company's net revenues have been highest in the third quarter and lowest in the first quarter of each year due primarily to weather. Cemeteries in northern areas generally do not accept granite memorials during winter months when the ground is frozen because they cannot be properly set. The Company typically closes certain of its Vermont and Canadian quarries during these months, and did so during the first quarter of 1998 because of increased operating costs attributable to adverse weather conditions. The Company has historically incurred a net loss during the first six months of each calendar year. However, the Company believes that the variability of its operating results on a quarterly basis will be lessened as its operations become more geographically dispersed.


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company currently does not invest excess funds in derivative financial instruments or other market rates sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.


PART II: OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Number      Exhibits

      3(i) Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

      3(iii) By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

      11          Statement re computation of per share earnings

      27          Financial Data Schedule

(b) Reports Submitted on Form 8-K:

      The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 1998.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ROCK OF AGES CORPORATION


Dated: May 14, 1998                 By:/s/ George R. Anderson
                                       ----------------------
                                         George R. Anderson
                                         Vice President, Chief Financial
                                          Officer and Treasurer




                               Exhibit Index


Exhibits

3(i) Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333- 33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

3(iii)      By-Laws of the Company (incorporated by reference to Exhibit
            3.2 to the Company's Registration Statement on Form S-1 (File No. 333-33685) filed with the Securities and Exchange
            Commission on August 15, 1997 and declared effective on October 20, 1997)

11          Statement re computation of per share earnings

27          Financial Data Schedule