Form 10-Q
period 1998-06-30
ROCK OF AGES CORP
filed 1998-08-14
CIK 84581

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-Q
(Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1998

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

At August 5, 1998, 3,891,178 shares of Class A Common Stock, par value $0.01 per share, and 3,487,957 shares of Class B Common Stock, par value $0.01 per share, of Rock of Ages
Corporation were outstanding.




                          ROCK OF AGES CORPORATION

                                   INDEX

                     Form 10-Q for the Quarterly Period
                            Ended June 30, 1998


PART I      FINANCIAL INFORMATION                                       Page

Item 1.     Financial Statements

            Consolidated Balance Sheets - June 30, 1998 and
            December 31, 1997

            Consolidated Statements of Operations - Three Months
            Ended and the Six Months Ended
            June 30, 1998 and 1997

            Consolidated Statements of Cash Flows - Six Months
            Ended June 30, 1998 and 1997

            Notes to Consolidated Financial Statements

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk

PART II     OTHER INFORMATION

Item 2.     Changes and Securities and Use of Proceeds

Item 6.     Exhibits and Reports on Form 8-K

Signature





PART I: FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS

                          ROCK OF AGES CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                              ($ in thousands)

                                             (Unaudited)
                                             June 30,        December 31,
                                             1998            1997
                                             -----------     ------------
         ASSETS
Current assets:
Cash and cash equivalents                      $   3,961          8,637
Trade receivables, net                            15,762         12,857
Due from affiliates                                   44              0
Inventories                                       20,435         16,104
Deferred tax assets                                  466            352
Other current assets                               1,467          1,050
                                               ---------      ---------
     Total current assets                         42,135         39,000

Property, plant and equipment, net                38,194         36,436
Cash surrender value of life
  insurance, net                                   1,182          1,176
Intangibles, net                                  19,679         15,596
Deferred tax assets                                  332            376
Investments in and advances to
  affiliated company                                 131            131
Other assets                                         502            422
                                               ---------      ---------
     Total assets                              $ 102,155         93,137
                                               =========      =========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under lines of credit                   1,583          1,328
Current installments of long-term debt               384            384
Trade payables                                     3,315          2,101
Accrued expenses                                   4,293          3,012
Due to related parties                                               55
Income taxes payable                               1,247            234
Current portion of deferred income                   200            400
Customer deposits                                  4,222          2,708
                                               ---------      ---------
     Total current liabilities                    15,244         10,222

Long-term debt, excluding current
  installments                                       861            975
Deferred compensation                              3,972          3,527
Accrued postretirement benefit cost                  528            528
                                               ---------      ---------
     Total liabilities                            20,605         15,252

Commitments
Stockholder's equity:
   Preferred stock-$.01 par value;
   2,500,000 shares authorized
   No shares issued or outstanding
Common stock-Class A, $.01 par value;
   30,000,000 shares authorized
   3,884,540 and 3,800,641 shares issued
     and outstanding, respectively                    39             38
Common stock-Class B, $.01 par value;
   15,000,000 shares authorized
   3,487,957 shares issued and outstanding            35             35
Additional paid-in capital                        69,626         68,277
Retained earnings                                 12,018          9,662
Accumulated other comprehensive income              (168)          (127)
                                               ---------      ---------
   Total stockholder's equity                     81,550         77,885
                                               ---------      ---------
   Total liabilities and stockholder's
     equity                                    $ 102,155         93,137
                                               =========      =========

        **SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.





                          ROCK OF AGES CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 ($ in thousands except per share amounts)
                                (Unaudited)


                                Three Months Ended        Six Months Ended
                                      June 30,                June 30,
                                  1998        1997        1998        1997
                                -------     -------     -------     -------
Net Revenues:
   Quarrying                    $ 5,625       3,699       8,970       5,489
   Manufacturing                 13,443       8,876      24,029      15,278
   Retailing                      3,887                   5,127
                                -------     -------     -------     -------
      Total net revenues         22,955      12,575      38,126      20,767

Gross profit:
   Quarrying                      2,791       1,402       3,650       1,565
   Manufacturing                  3,616       2,405       5,546       3,640
   Retailing                      2,193                   2,942
                                -------     -------     -------     -------
      Total gross profit          8,600       3,807      12,138       5,205

Selling, general and
  administrative expenses         4,493       2,089       8,542       4,328
                                -------     -------     -------     -------

   Income from operations         4,107       1,718       3,596         877

Interest expense                     73         400         131         866
                                -------     -------     -------     -------

   Income before provision
     for income taxes             4,034       1,318       3,465          11

Income tax provision              1,247         322       1,109           3
                                -------     -------     -------     -------

   Net Income                   $ 2,787         986       2,356           8

Net income per share            $  0.38        0.28        0.32        0.00
Net income per share -
  assuming dilution             $  0.35        0.23        0.29        0.00

Weighted average number of
  common shares outstanding       7,349       3,506       7,319       3,503
Weighted average number of
  common shares outstanding
  - assuming dilution             8,033       4,214       8,004       4,211


         **SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                          ROCK OF AGES CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              ($ in thousands)
                                (Unaudited)


                                                       Six Months Ended
                                                           June 30,
                                                       1998        1997
                                                       ----        ----
Cash flows from operating activities:
   Net income                                        $ 2,356            8
   Adjustments to reconcile net income to net
     cash provided by operating activities:
   Depreciation, depletion and amortization            1,552          985
   Increase in cash surrender value                       (6)         (42)
   Loss (gain) on sale of property, plant
     and equipment                                         2           20
   Deferred taxes                                        (71)           7
   Changes in assets and liabilities:
     Increase in trade receivables                    (2,044)      (1,270)
     Increase in due to/from related parties             (99)      (1,319)
     Increase in inventories                          (2,546)        (918)
     Increase in other assets                           (232)        (430)
     Increase (decrease) in trade payables,
       accrued expenses and income taxes
       payable                                         2,492          (95)
     Increase in customer deposits                       154          253
     Increase in deferred compensation                    90           62
     Decrease in deferred income                        (200)        (200)
                                                     -------      -------
        Net cash provided by (used in)
          operating activities                         1,448       (2,940)

Cash flows from investing activities:
   Purchases of property, plant and equipment         (1,986)      (1,590)
   Increase in investments in and advances to
     affiliated company                                              (171)
   Acquisitions, net of cash acquired                 (4,272)          73
                                                     -------      -------
        Net cash used in investing activities         (6,528)      (1,688)

Cash flows from financing activities:
   Net borrowings under lines of credit                  255        5,167
   Principal payments on long-term debt                 (114)      (1,049)
                                                     -------      -------
        Net cash provided by financing
          activities                                     141        4,118

Effect of exchange rate changes on cash                   (7)         (62)
                                                     -------      -------
        Net decrease in cash and cash
          equivalents                                 (4,676)        (571)

Cash and cash equivalents, beginning of
     period                                            8,637          763

Cash and cash equivalents, end of period             $ 3,961          192
                                                     =======      =======

         **SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                          ROCK OF AGES CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K (SEC File No. 333-33685, filed March 31, 1998).

(2)   Inventories
                                                     ($ in thousands)
Inventories consist of the following at       (Unaudited)
  June 30, 1998 and December 31, 1997:          June 30       December 31,
                                                  1998            1997
                                                  ----            ----
      Raw materials                            $ 12,244          9,014
      Work in-process                             2,033          2,262
      Finished goods and supplies                 6,158          4,828
                                                -------        -------
                                               $ 20,435         16,104
                                               ========        =======

(3)   ProForma Information

During the three months ended June 30, 1998, the Company acquired four retail monument companies having presence in Georgia, Iowa, Illinois, Minnesota, Nebraska, Ohio and South Dakota. The Company paid a total of $4,338,774 in cash and issued 83,899 shares of Class A Common Stock with a value at the time of the closings of $1,349,980 for the acquired companies. In addition, various employment, noncompetition and lease agreements were entered into.

The acquisitions have been accounted for under the purchase method. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective fair market values, resulting in $4,272,000 of cost in excess of net assets acquired which has been allocated to intangible assets, primarily names and reputations.

The following unaudited pro forma information has been prepared assuming that the acquisitions during 1997 and 1998 occurred at the beginning of the periods presented. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisitions had been made as of those dates.

                                      ($ in thousands except per share data)
                                                    (Unaudited)
                                                Six Months Ended
                                                     June 30,
                                                  1998        1997
                                               --------      ------
Net revenues                                   $ 40,930      38,798
Net income                                     $  1,869       1,327
Net income per share                           $   0.25        0.38
Net income per share - assuming dilution           0.23        0.31

(4)   Comprehensive Income

The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" on January 1, 1998. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. This pronouncement requires that the accumulated total of other comprehensive income be shown as a separate component of stockholders' equity with additional disclosure of accumulated balances for each classification within other comprehensive income in addition to the reporting of total comprehensive income.

Accumulated other comprehensive income, a component of stockholders' equity previously titled "cumulative translation adjustment", consists solely of foreign currency translation. The 1997 financial statements have been restated to reflect the income tax benefit related to other comprehensive income. The components of total comprehensive income are as follows:

                                      ($ in thousands except per share data)
                                                      (Unaudited)
                                                   Six Months Ended
                                                        June 30,
                                                    1998        1997
                                                    ----        ----
Net income                                        $ 2,356          8

Other comprehensive income, before tax               (247)       (61)
   Income tax provision related to other
     comprehensive income                              79         17
                                                  --------    -------
Other comprehensive income, net of tax               (168)       (44)
                                                  --------    -------

Comprehensive income                                2,188        (36)
                                                  ========    =======

(5)  Accounting Standards

"SOP 98-5, Reporting of Start-Up Activities", will be effective for periods beginning after December 15, 1998. Some or all of the acquisition costs of approximately $250,000, which are included in Intangibles, net on the balance sheet, may be considered start-up activities as defined by the SOP. Management has not yet determined when it will adopt the SOP or what the effect on the Company's financial statements will be.

(6) Subsequent Event

Subsequent to June 30, 1998, the Company acquired three additional retail monument companies for approximately $3,287,000 in cash and 6,638 shares of Class A Common Stock with a value of approximately $91,000.

10Q-98-2

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      Rock of Ages Corporation (the "Company") is an integrated quarrier, manufacturer, distributor and retailer of granite and products manufactured from granite. The quarry division sells granite blocks both to the manufacturing division and to outside manufacturers, as well as to distributors in Europe and Japan. The manufacturing division's principal product is granite memorials used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications. The retail division primarily sells granite memorials to the general public.

      In June 1997, the Company acquired the successor to Keystone Memorials, Inc. ("Keystone") and in October 1997, acquired Childs & Childs Granite Company Inc. ("C&C"), granite memorial manufacturers in Elberton, Georgia. In connection with the Keystone and C&C acquisitions, the Company acquired Southern Mausoleums, Inc., which collectively are referred to as the "Acquired Manufacturing Operations". Also in connection with the Keystone and C&C acquisitions, the Company acquired three granite quarrying companies operating quarries located in Georgia, Pennsylvania, North Carolina, South Carolina and Oklahoma which are referred to as the "Acquired Quarrying Operations". In October 1997, the Company acquired the Keith Monument Company and related companies which are engaged in the retail sales of granite memorials to consumers in the State of Kentucky. In addition, during the three months ended June 30, 1998, the Company made four more acquisitions of retail monument companies, expanding the retail presence to locations in Georgia, Iowa, Illinois, Minnesota, Nebraska, Ohio and South Dakota (the "Acquired Retailing Operations").

      The following table sets forth certain operations data as a percentage of net revenues with the exception of quarrying, manufacturing and retailing gross profit, which are shown as a percentage of their respective revenues.


STATEMENT OF OPERATIONS DATA:

                                 Three Months Ended         Six Months Ended
                                      June 30,                  June 30,
                                   1998       1997          1998        1997

Net Revenues:
    Quarrying                      24.5%      29.4%         23.5%      26.4%
    Manufacturing                  58.6%      70.6%         63.0%      73.6%
    Retailing                      16.9%       0.0%         13.5%       0.0%
                                  -----      -----         -----      -----
       Total net revenues         100.0%     100.0%        100.0%     100.0%
                                  -----      -----         -----      -----
Gross Profit:
    Quarrying                      49.6%      37.9%         40.7%      28.5%
    Manufacturing                  26.9%      27.1%         23.1%      23.8%
    Retailing                      56.4%       0.0%         57.4%       0.0%
                                  -----      -----         -----      -----
      Total gross profit           37.5%      30.3%         31.8%      25.1%

Selling, general &
  administrative expenses          19.6%      16.6%         22.4%      20.9%
                                  -----      -----         -----      -----

Income from operations             17.9%      13.7%          9.4%       4.2%

Interest expense                    0.3%       3.2%          0.3%       4.2%
                                  -----      -----         -----      -----
Income before provision for
  income taxes                     17.6%      10.5%          9.1%       0.0%

Provision for income taxes          5.5%       2.7%          2.9%       0.0%
                                  -----      -----         -----      -----

Net income                         12.1%       7.8%          6.2%       0.0%
                                  -----      -----         -----      -----


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

      Revenues for the three months ended June 30, 1998 increased 82.5% to $23.0 million from $12.6 million for the three months ended June 30, 1997. The quarrying division was responsible for $1.9 million of this increase, with the existing operations reporting an increase of $.4 million and $1.5 million was attributable to the Acquired Quarrying Operations. The manufacturing division reported an increase of $4.6 million, with the existing operations reporting an increase of $.7 million, and the Acquired Manufacturing Operations reporting $3.9 million of the increase. The Acquired Retail Operations contributed an increase of $3.9 million of revenues in the quarter.

      Gross profit for the three months ended June 30, 1998 increased 126.3% to $8.6 million from $3.8 million for the three months ended June 30, 1997. The gross profit percentage increased to 37.7% for the 1998 period from 30.3% for the 1997 period. This increase was primarily attributable to the introduction of the retailing activities which realize significantly higher margins.

      The quarrying gross profit increased $1.4 million to $2.8 million for the 1998 period from $1.4 million for the 1997 period. The quarrying gross profit percentage increased to 49.6% for the 1998 period from 37.9% for the 1997 period. The existing quarry operations gross profit increased $.6 million resulting from strong performance from the Barre and Bethel quarries. The Acquired Quarrying Operations gross profit increased $.8 million with continued strong results from the Salisbury and Pennsylvania quarries.

      The manufacturing gross profit increased $1.2 million to $3.6 million for the 1998 period from $2.4 million for the 1997 period. This increase was primarily attributable to the Acquired Manufacturing Operations. The manufacturing gross profit percentage decreased slightly to 26.9% for the 1998 period from 27.1% for the 1997 period. This decrease was the result of including the Acquired Manufacturing Operations as they operate with lower margin products.

      The Acquired Retailing Operations reported a $2.2 million gross profit and a 56.4% gross profit percentage for the 1998 period. These levels were adversely impacted by wet weather conditions experienced during the period which reduced the number of memorials set.

      Selling, general and administrative expenses ("SGA expenses") for the three months ended June 30,1998 increased 114.3% to $4.5 million from $2.1 million for the three months ended June 30, 1997. As a percentage of net revenues, SGA expenses for the 1998 period increased to 19.6% from 16.6% in the 1997 period. The Acquired Retailing Operations primarily contributed to these increases. In addition, professional services and insurance costs have increased resulting from the increased requirements of a public company.

      Interest expense for the three months ended June 30, 1998 decreased to $73,000 from $400,000 for the three months ended June 30, 1997. This decrease was the result of the retirement of all existing bank debt, with the exception of a revolving line of credit with the Royal Bank of Canada, with the net proceeds of the Company's initial public offering (the "IPO").

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

      Revenues for the six month period ended June 30, 1998 increased 83.6% to $38.1 million from $20.8 million for the six months ended June 30, 1997. Quarrying revenues increased $3.5 million, of which $2.7 million was from Acquired Quarrying Operations. The remaining $.8 million increase was generated by existing quarrying operations. Manufacturing revenues increased $8.8 million primarily from Acquired Manufacturing Operations, with existing operations showing an increase of $694,000. The Acquired Retailing Operations contributed an increase of $5.1 million of revenues for the period.

      Gross profit for the six months ended June 30, 1998 increased 133.2% to $12.1 million from $5.2 million for the six months ended June 30, 1997. Quarrying gross profit increased $703,000 from existing operations and $1.4 million from Acquired Quarrying Operations for a total of $2.1 million. The quarry gross margin percentage increased to 40.7% for the 1998 period from 28.5% for the 1997 period. This was due to the inclusion of the Acquired Quarrying Operations plus higher productivity experienced at the existing quarrying operations.

      Manufacturing gross profit increased $1.9 million which was totally from Acquired Manufacturing Operations. The manufacturing gross margin percentage decreased to 23.1% for the 1998 period from 23.8% for the 1997 period. This decrease was the result of including the Acquired Manufacturing Operations as they operate with lower margin products.

      The Acquired Retailing Operations reported a $2.9 million gross profit for the 1998 six month period. The gross profit percentage for this segment was 57.4%, primarily due to wet weather conditions during the 1998 second quarter.

      Selling, general and administrative expenses for the six months ended June 30, 1998 increased 97.4% to $8.5 million from $4.3 million for the six months ended June 30, 1997. Existing operations accounted for $632,000 of the increase consisting of higher professional services and insurance costs plus a one time non-recurring pension charge. Acquired operations resulted in an increase of another $3.6 million. As a percentage of net revenues, selling, general and administrative expenses for the 1998 period increased to 22.4% from 20.9% for the 1997 period.

      Interest expense for the six months ended June 30, 1998 decreased to $131,000 from $866,000 for the six months ended June 30, 1997.

      Income taxes as a percent of earnings before taxes increased to 32.0% for the six months ended June 30, 1998 from 25.2% for the six months ended June 30, 1997. Projected earnings from the Acquired Retailing Operations is expected to result in a higher effective Federal tax rate in 1998.

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

      For the six months ended June 30, 1998, net cash provided by operating activities was $1.4 million. This was the result of an increase of current payables and accrued expenses of $2.5 million, net income of $2.4 million and non-cash expenses of $1.6 million offset by increases in trade receivables of $2.0 million and inventories of $2.5 million. Net cash used in investing activities was $6.3 million. This was the result of purchases of property, plant and equipment of $2.0 million and acquisition requirements of $4.3 million. Net cash provided by financing activities was $141,000.

      The Company has entered into a financing agreement with the CIT Group/Business Credit ("CIT"). The agreement provides for an acquisition term loan line of credit of $25 million and a revolving credit facility of another $25 million. As of June 30, 1998, both credit lines were unused and available. The interest rate under these credit lines as of such date was 8.00% based on a formula of prime less .50%. As of June 30, 1998, the Company also had $1.6 million outstanding and $.8 million available under a demand revolving line of credit with the Royal Bank of Canada. The interest rate on this facility as of such date was 7.25% based on a formula of Canadian prime plus .75%. The Company's primary need for capital will be to finance acquisitions as part of its growth strategy and to maintain and improve its manufacturing, quarrying and retailing facilities. The Company has $3.0 million budgeted for capital expenditures for its quarry and manufacturing facilities in 1998. The Company believes that the combination of cash flow from operations, its existing credit facilities, and cash on hand will be sufficient to fund its operations for at least the next twelve months.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.


PART II: OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

USE OF PROCEEDS

      In 1997, the Company completed its IPO of 3,708,750 shares of Class A Common Stock at $18.50 per share of which Raymond James & Associates, Inc. was the managing underwriter. The net cash proceeds to the Company from the IPO after deducting the underwriting discount of $4.4 million, and offering expenses of $2.0 million, were $57.1 million. The net proceeds of the IPO have been applied as follows:

C&C acquisition
Cash purchase price                                   $  6.4 million
Repayment of outstanding indebtedness                 $  1.0 million

Quarry companies and SMI
Repayment of outstanding indebtedness                 $  4.5 million

Keith acquisition
Cash purchase price                                   $ 12.9 million
Repayment of outstanding indebtedness                 $  1.9 million

Rock of Ages Corp. repayment of outstanding
  indebtedness                                        $ 18.5 million
Keystone acquisition repayment of outstanding
  indebtedness                                        $  2.6 million

Payment of long-term pension obligation               $  1.5 million
Working capital requirements                          $  1.1 million

Maumee Valley Acquisition                             $  1.3 million
Clark Memorials Acquisition                           $   .8 million
Miller Bros. Acquisition                              $   .5 million
Watertown Monument Acquisition                        $  2.0 million
Sioux Falls Acquisition                               $  1.1 million
Portage Acquisition                                   $  1.0 million

Total                                                 $ 57.1 million


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

      27          Financial Data Schedule

(b) Reports Submitted on Form 8-K:

      The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1998.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ROCK OF AGES CORPORATION


Dated: August 14, 1998              By: /s/ George R. Anderson
                                       -------------------------------
                                       George R. Anderson
                                       Vice President, Chief Financial
                                         Officer and Treasurer





                               Exhibit Index

Exhibits
--------
3(i) Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333- 33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

3(iii)      By-Laws of the Company (incorporated by reference to Exhibit
            3.2 to the Company's Registration Statement on Form S-1 (File No. 333-33685) filed with the Securities and Exchange
            Commission on August 15, 1997 and declared effective on October 20, 1997)

11          Statement re computation of per share earnings

27          Financial Data Schedule