Form 10-Q
period 1998-09-30
ROCK OF AGES CORP
filed 1998-11-13
CIK 84581

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-Q
(Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 1998

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

At November 11, 1998, 3,891,178 shares of Class A Common Stock, par value $0.01 per share, and 3,489,957 shares of Class B Common Stock, par value $0.01 per share, of Rock of Ages Corporation were outstanding.

-------------------------



                          ROCK OF AGES CORPORATION

                                   INDEX

                     Form 10-Q for the Quarterly Period
                          Ended September 30, 1998



PART I FINANCIAL INFORMATION                                           Page

Item 1. Financial Statements

        Consolidated Balance Sheets - September 30, 1998 and
        December 31, 1997

        Consolidated Statements of Operations - Three Months
        Ended and the Nine Months Ended September 30, 1998 and 1997

        Consolidated Statements of Cash Flows - Nine Months Ended
        September 30, 1998 and 1997

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

Item 6. Exhibits and Reports on Form 8-K

Signature


PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
                                                  ROCK OF AGES CORPORATION
                                                CONSOLIDATED BALANCE SHEETS
                                                       ($ in thousands)

                                                (Unaudited)
                                                September 30,    December 31,
                                                     1998             1997
                                                -------------    ------------
      ASSETS                                      $
Current assets:
Cash and cash equivalents                             3,926          8,637
Trade receivables, net                               15,545         12,857
Due from related parties                                 56
Inventories                                          24,028         16,104
Deferred tax assets                                     513            352
Other current assets                                  2,450          1,050
                                                -------------    ------------
     Total current assets                            46,518         39,000

Property, plant and equipment, net                   39,269         36,436
Cash surrender value of life insurance,
   net                                                1,257          1,176
Intangibles, net                                     25,844         15,596
Deferred tax assets                                     299            376
Investments in and advances to
   affiliated company                                   131            131
Other assets                                            387            422
                                                -------------    ------------
     Total assets                                 $ 113,705         93,137
                                                =============    ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under lines of credit                  $   7,714          1,328
Current installments of long-term debt                  384            384
Trade payables                                        3,503          2,101
Accrued expenses                                      4,867          3,012
Due to related parties                                                  55
Income taxes payable                                    767            234
Deferred income                                         100            400
Customer deposits                                     7,003          2,708
                                                -------------    ------------
      Total current liabilities                      24,338         10,222

Long-term debt, excluding current
   installments                                         917            975
Deferred compensation                                 4,152          3,527
Accrued postretirement benefit cost                     528            528
                                                -------------    ------------
      Total liabilities                              29,935         15,252

Commitments
Stockholders' equity:
   Preferred stock - $.01 par value;
     2,500,000 shares authorized
     No shares issued or outstanding
   Common stock - Class A, $.01 par value;
     30,000,000 shares authorized
     3,891,178 and 3,800,641 shares
       issued and outstanding, respectively              39             38
   Common stock - Class B, $.01 par value;
     15,000,000 shares authorized
     3,489,957 and 3,487,957 shares issued
       and outstanding                                   35             35
   Additional paid-in capital                        69,350         68,277
   Retained earnings                                 14,772          9,662
   Accumulated other comprehensive loss                (426)          (127)
                                                -------------    ------------
      Total stockholders' equity                     83,770         77,885
                                                -------------    ------------
      Total liabilities and stockholders'
         equity                                   $ 113,705         93,137
                                                =============    ============


       **SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                             ROCK OF AGES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    ($ in thousands except per share amounts)
                                   (Unaudited)

                                                 Three Months Ended      Nine Months Ended
                                                    September 30,          September 30,
                                                -------------------     -------------------
                                                   1998       1997         1998       1997
                                                -------------------     -------------------
Net Revenues:
  Quarrying                                     $   4,787     3,559      13,757       9,048
  Manufacturing                                    11,579    12,815      35,608      28,093
  Retailing                                         5,640                10,767
                                                -------------------     -------------------
     Total net revenues                            22,006    16,374      60,132      37,141

Gross profit:
  Quarrying                                         2,344     1,651       5,994       3,216
  Manufacturing                                     3,274     2,755       8,820       6,395
  Retailing                                         3,250                 6,192
                                                -------------------     -------------------
     Total gross profit                             8,868     4,406      21,006       9,611

Selling, general and administrative expenses        5,407     2,776      13,949       7,104
                                                -------------------     -------------------
     Income from operations                         3,461     1,630       7,057       2,507

Interest expense                                      113       516         244       1,382
                                                -------------------     -------------------
     Income before provision for income taxes       3,348     1,114       6,813       1,125

Income tax provision                                  594       281       1,703         284
                                                -------------------     -------------------
     Net Income                                 $   2,754       833       5,110         841

Net income per share                            $    0.37      0.22        0.70        0.23
Net income per share - assuming dilution        $    0.35      0.19        0.64        0.20

Weighted average number of common shares
     outstanding                                    7,377     3,763       7,339       3,591
Weighted average number of common shares
     outstanding - assuming dilution                7,970     4,472       7,993       4,299


             **SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.





                          ROCK OF AGES CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              ($ in thousands)
                                (Unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                                     ----------------------
                                                        1998         1997
                                                     ----------------------
Cash flows from operating activities:
  Net income                                         $  5,110          841
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
    Depreciation, depletion and
       amortization                                     2,477        1,509
     Decrease (increase) in cash
       surrender value                                     20          (19)
     Loss (gain) on sale of property,
       plant and equipment                                (15)          20
     Deferred taxes                                       (30)          27
     Changes in assets and liabilities:
       Increase in trade receivables                   (1,472)      (1,653)
       Increase in due to/from related
         parties                                         (111)        (123)
       Increase in inventories                         (3,948)        (107)
       Increase in other assets                          (513)        (726)
       Increase in trade payables, accrued
         expenses and income taxes payable              1,611          141
       Increase (decrease) in customer
         deposits                                       1,019         (295)
       Increase in deferred compensation                  135           62
       Decrease in deferred income                       (300)        (300)
                                                     --------     --------
           Net cash provided by (used in)
           operating activities                         3,983         (623)

Cash flows from investing activities:
  Purchases of property, plant and equipment           (2,819)      (2,952)
  Proceeds from sale of property, plant and
    equipment                                              25         --
  Increase in investments in and advances
    to affiliated company                                 --          (186)
  Acquisitions, net of cash acquired (1)              (11,427)          73
                                                     --------     --------
           Net cash used in investing
           activities                                 (14,221)      (3,065)

Cash flows from financing activities:
  Net borrowings under lines of credit                  6,385        5,073
  Net stock option transactions                          (374)
  Principal payments on long-term debt                   (223)      (1,903)
                                                     --------     --------
           Net cash provided by financing
           activities                                   5,788        3,170

Effect of exchange rate changes on cash                  (261)         (63)
                                                     --------     --------
           Net decrease in cash and cash
           equivalents                                 (4,711)        (581)

Cash and cash equivalents, beginning of period          8,637          763

Cash and cash equivalents, end of period             $  3,926          182
                                                     ========     ========

(1) Acquisitions:
    Assets acquired                                    19,560        5,751
    Liabilities assumed and issued                     (6,109)      (3,215)
    Common stock issued                                (1,448)      (2,536)
                                                     --------     --------
    Cash paid                                          12,003         --
    Less cash acquired                                    576           73
                                                     --------     --------
           Net cash paid for (received from)
           acquisitions                                11,427          (73)


       **SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                          ROCK OF AGES CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K (SEC File No. 0-29464, filed March 31, 1998).

(2)  Inventories
                                                      ($ in thousands)
Inventories consist of the following at                   (Unaudited)
  September 30 1998 and December 31, 1997:       September 30,   December 31,
                                                 ----------------------------
                                                      1998            1997
                                                 ----------------------------
       Raw materials                               $  13,442         9,014
       Work-in-process                                 2,401         2,262
       Finished goods and supplies                     8,185         4,828
                                                 ----------------------------
                                                   $  24,028        16,104
                                                 ============================

(3)  Pro Forma Information

During the three months ended June 30, 1998, the Company acquired four retail monument companies having presence in Georgia, Iowa, Illinois, Minnesota, Nebraska, Ohio and South Dakota. The Company paid a total of $4,473,906 in cash and issued 83,899 shares of Class A Common Stock with a then market value of approximately $1,349,980 for the acquired companies. In addition, various employment, noncompetition and lease agreements were entered into.

During the three months ended September 30, 1998, the Company acquired seven additional retail monument companies having presence in Ohio, South Dakota, Georgia, Iowa, and Minnesota. The Company paid a total of $7,529,176 in cash and issued 6,638 shares of Class A Common Stock with a then market value of approximately $97,496 for the acquired companies. In addition, various employment, noncompetition and lease agreements were entered into.

The acquisitions have been accounted for under the purchase method. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective fair market values, resulting in approximately $10,592,000 of cost in excess of net assets acquired which has been allocated to intangible assets, primarily names and reputations.

The following unaudited pro forma information has been prepared assuming that the acquisitions during 1997 (refer to specifics in the footnotes of Form 10-K mentioned above) and through September 30, 1998 occurred at the beginning of the periods presented. The pro-forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisitions had been made as of those dates.

                                          ($ in thousands except
                                              per share data)
                                                (Unaudited)
                                              Nine Months Ended
                                                September 30,
                                           ------------------------
                                                 1998       1997
                                           ------------------------
Net revenues                                 $   68,764    69,653
Net income                                   $    4,358     1,933
Net income per share                         $     0.59      0.54
Net income per share - assuming dilution     $     0.55      0.45

(4) Comprehensive Income(Loss)

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

Accumulated other comprehensive loss, a component of stockholders' equity previously titled "cumulative translation adjustment", consists solely of foreign currency translation. The 1997 financial information herein has all been restated for the reported periods to reflect the income tax benefit related to other comprehensive loss. The components of total comprehensive income(loss) are as follows:

                                               ($ in thousands)
                                                 (Unaudited)
                                               Nine Months Ended
                                                 September 30,
                                             --------------------
                                                1998       1997
                                             --------------------
Net income                                   $   5,110       841

Other comprehensive loss, before tax              (568)      (61)
   Income tax benefit related to other
     comprehensive loss                            142        15
                                             --------------------
Other comprehensive loss net of tax               (426)      (46)

Comprehensive income (loss)                  $   4,684       795
                                             ====================
(5)  Accounting Standards

"SOP 98-5, Reporting on the Costs of Start-Up Activities", will be effective for periods beginning after December 15, 1998. Some or all of the acquisition costs of approximately $250,000, which are included in Intangibles, net on the balance sheet, may be considered start-up activities as defined by the SOP. Management has not yet determined when it will adopt the SOP or what the effect on the Company's financial statements will be.

(6)  Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for net income for the three and nine month periods ended September 30, 1997 and 1998:

                                            ($ in thousands except per share data)
                                                         (Unaudited)
                                              Income        Shares       Per Share
                                            (Numerator)  (Denominator)     Amount
                                            ---------------------------  ----------
1998
----
Nine months ended September 30, 1998
Basic EPS
   Net Income                                  5,110         7,339           .70
Effective of dilutive securities:
   Stock options                                               654
Diluted EPS
   Net income and assumed conversions          5,110         7,993           .64

Three months ended September 30, 1998
Basic EPS
   Net Income                                  2,754         7,377           .37
Effective of dilutive securities:
   Stock options                                               593
Diluted EPS
   Net income and assumed conversions          2,754         7,970           .35

1997
----
Nine months ended September 30, 1997
Basic EPS
   Net Income                                    841         3,591           .23
Effective of dilutive securities:
   Stock options                                               708
Diluted EPS
   Net income and assumed conversions            841         4,299           .20

Three months ended September 30, 1997
Basic EPS
   Net Income                                    833         3,763           .22
Effective of dilutive securities:
   Stock options                                               709
Diluted EPS
   Net income and assumed conversions            833         4,472           .19


Options to purchase 468,252 shares of Class A common stock at exercise prices ranging from $14.063 to $18.50 per share were outstanding on September 30, 1998 but were not included in the computation of diluted EPS for 1998 because the option exercise prices were greater than the average market price of the common shares. There were no options to purchase Class A shares outstanding for the third quarter or nine months of 1998.

(7)   Subsequent Event

Subsequent to September 30, 1998, the Company acquired a quarry company for approximately $5,000,000 in cash. The acquisition has been accounted for under the purchase method. The purchase price will be allocated to the assets acquired and liabilities assumed based upon their respective fair market values.

The following unaudited pro forma information has been prepared assuming that all the acquisitions during 1997 (refer to specifics in the footnotes of Form 10-K mentioned above) and 1998 occurred at the beginning of the periods presented. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisitions had been made as of those dates.

                                            ($ in thousands except
                                                per share data)
                                                 (Unaudited)
                                                Nine Months Ended
                                                  September 30,
                                            ----------------------
                                                  1998      1997
                                            ----------------------
Net revenues                                 $   69,955    70,797
Net income                                   $    4,640     2,168
Net income per share                         $     0.63      0.60
Net income per share - assuming dilution     $     0.58      0.50


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

       In June 1997, the Company acquired the successor to Keystone Memorials, Inc. ("Keystone"), and in October 1997, acquired Childs & Childs Granite Company Inc. ("C&C"), granite memorial manufacturers located in Elberton, Georgia. In connection with the Keystone and C&C acquisitions, the Company acquired Southern Mausoleums, Inc. (collectively with C&C and Keystone, the "Acquired Manufacturing Operations"). Also in connection with the Keystone and C&C acquisitions, the Company acquired three granite quarrying companies operating quarries located in Georgia, Pennsylvania, North Carolina, South Carolina and Oklahoma (the "Acquired Quarrying Operations"). In October 1997, the Company acquired the Keith Monument Company and related companies that are engaged in the retail sales of granite memorials to consumers in the State of Kentucky. In addition, during the nine months ended September 30, 1998, the Company made eleven more acquisitions of retail monument companies, expanding its retail presence to locations in Georgia, Iowa, Illinois, Minnesota, Nebraska, Ohio and South Dakota (the "Acquired Retailing Operations").

       The following table sets forth certain operations data as a percentage of net revenues with the exception of quarrying, manufacturing and retailing gross profit, which are shown as a percentage of their respective revenues.

Statement of Operations Data:
                                 Three Months Ended         Nine Months Ended
                                    September 30,              September 30,
                                 1998          1997         1998         1997
                             ------------------------------------------------
Net Revenues:
    Quarrying                   21.8%         21.7%         22.9%       24.4%
    Manufacturing               52.6%         78.3%         59.2%       75.6%
    Retailing                   25.6%          0.0%         17.9%        0.0%
                              -------       -------       -------      ------
       Total net revenues      100.0%        100.0%        100.0%      100.0%
                              -------       -------       -------      ------

Gross Profit:
    Quarrying                   49.0%         46.4%         43.6%       35.5%
    Manufacturing               28.3%         21.5%         24.8%       22.8%
    Retailing                   57.6%          0.0%         57.5%        0.0%
                              -------       -------       -------      ------
      Total gross profit        40.3%         26.9%         34.9%       25.9%

Selling, general &
administrative expenses         24.6%         16.9%         23.2%       19.1%
                              -------       -------       -------      ------
Income from operations          15.7%         10.0%         11.7%        6.8%

Interest expense                 0.5%          3.2%          0.4%        3.7%
                              -------       -------       -------      ------

Income before provision
for income taxes                15.2%          6.8%         11.3%        3.1%

Provision for income taxes       2.7%          1.7%          2.8%        0.8%
                              -------       -------       -------      ------

Net income                      12.5%          5.1%          8.5%        2.3%
                              -------       -------       -------      ------


Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

       Revenues for the three months ended September 30, 1998 increased 34.4% to $22.0 million from $16.4 million for the three months ended September 30, 1997. The quarrying division was responsible for $1.2 million of this increase, all attributable to the Acquired Quarrying Operations. The manufacturing division reported a decrease of $1.2 million in revenues. Precision products revenues were down $1.5 million from the 1997 period. Monumental revenues increased by $300,000. The Acquired Retailing Operations contributed an increase of $5.6 million of revenues for the quarter over the 1997 period.

       Gross profit for the three months ended September 30, 1998 increased 100.0% to $8.8 million from $4.4 million for the three months ended September 30, 1997. The gross profit percentage increased to 40.3% for the 1998 period from 26.9% for the 1997 period. This increase was primarily attributable to the introduction of the retailing activities that realize significantly higher margins.

       The quarrying gross profit increased $.7 million to $2.4 million for the 1998 period from $1.7 million for the 1997 period. The quarrying gross profit percentage increased to 49.0% for the 1998 period from 46.4% for the 1997 period. Gross profit from existing quarry operations increased $.3 million over the 1997 period. Gross profit from the Acquired Quarrying Operations increased $.4 million over the 1997 period, due primarily to continued strong results from the Salisbury quarry, offset by weaker results from the Pennsylvania quarry.

       Manufacturing gross profit increased $.5 million to $3.3 million for the 1998 period from $2.8 million for the 1997 period. The manufacturing gross profit percentage increased to 28.3% for the 1998 period from 21.5% for the 1997 period. These increases were the result of stronger performance from the monumental product line at the Barre, Vermont and Beebe, Quebec plants.

       The Acquired Retailing Operations contributed $3.2 million of gross profits, and realized a gross profit percentage of 57.6% for the 1998 period. The Company had no retail operations for the 1997 period.

       Selling, general and administrative expenses ("SGA expenses") for the three months ended September 30,1998 increased 94.7% to $5.4 million from $2.8 million for the three months ended September 30, 1997. As a percentage of net revenues, SGA expenses for the 1998 period increased to 24.6% from 16.9% in the 1997 period. The Acquired Retailing Operations primarily caused this increase. In addition, professional services and insurance costs have increased as a result of becoming a public company.

       Interest expense for the three months ended September 30, 1998 decreased to $113,000 from $516,000 for the three months ended September 30, 1997. This decrease was the result of the retirement of all existing bank debt, with the exception of a revolving line of credit with the Royal Bank of Canada, with the net proceeds of the Company's initial public offering (the "IPO") in October 1997. During the 1998 period, the Company's $50 million credit line established following the Company's IPO was used to borrow $6.9 million as of September 30, 1998 to fund acquisitions.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

       Revenues for the nine month period ended September 30, 1998 increased 61.9% to $60.1 million from $37.1 million for the nine months ended September 30, 1997. Quarrying revenues increased $4.7 million, of which $4.0 million was from Acquired Quarrying Operations. The remaining $.7 million increase in quarrying revenues was generated by existing quarrying operations. Manufacturing revenues increased $7.5 million for the period. Acquired Manufacturing Operations revenues increased by $9.2 million, which was offset by a decrease of $1.7 million in existing operations, attributable entirely to the press roll market. The Acquired Retailing Operations contributed an increase of $10.8 million of revenues for the period.

       Gross profit for the nine months ended September 30, 1998 increased 119.0% to $21.0 million from $9.6 million for the nine months ended September 30, 1997. Gross profit from existing quarrying operations increased $.9 million and gross profit from Acquired Quarrying Operations increased $1.9 million, for a total increase of $2.8 million. The quarry gross margin percentage increased to 43.6% for the 1998 period from 35.5% for the 1997 period. This was due to the inclusion of the Acquired Quarrying Operations plus higher productivity experienced at the existing quarrying operations.

       Manufacturing gross profit increased $2.4 million, of which $1.8 million was from Acquired Manufacturing Operations. Existing operations reported an increase of $.6 million comprised of an increase in the monumental product line of $1.0 million, offset by a decrease of $.4 million in precision products. The manufacturing gross margin percentage increased to 24.8% for the 1998 period from 22.8% for the 1997 period. This increase was the result of higher operating margins in the monumental line.

       The Acquired Retailing Operations contributed $6.2 million of gross profit, and realized a gross profit percentage of 57.5%, for the 1998 nine month period. The Company owned no retail operations in the comparable 1997 period. The Company is in the process of remerchandising and consolidating certain functions in the Acquired Retailing Operations in an effort to improve performance.

       Selling, general and administrative expenses for the nine months ended September 30, 1998 increased 96.3% to $13.9 million from $7.1 million for the nine months ended September 30, 1997. Existing operations accounted for $.3 million of the increase consisting of higher professional services and insurance costs plus a one time non-recurring pension charge. Acquired operations resulted in an increase of another $6.8 million. As a percentage of net revenues, selling, general and administrative expenses for the 1998 period increased to 23.2% from 19.1% for the 1997 period. This increase is primarily attributable to the introduction of retailing activities that have a higher level of selling, general and administrative expenses.

       Interest expense for the nine months ended September 30, 1998 decreased to $244,000 from $1.4 million for the nine months ended September 30, 1997. This decrease was the result of lower debt levels as a result of the retirement of all existing bank debt, with the exception of a revolving line of credit with the Royal Bank of Canada, with the net proceeds of the IPO.

       Income taxes as a percent of earnings before taxes decreased to 25.0% for the nine months ended September 30, 1998 from 25.2% for the nine months ended September 30, 1997. This effective rate is a decrease from the 32.0% rate used as of the six months ended June 30, 1998. This decrease is the result of a higher than anticipated annual depletion allowance and the utilization of an alternative minimum tax credit carry forward (the "tax credit") that has been accumulating for several years as the Company paid federal taxes in excess of statutory rates due to the alternative minimum tax. The tax credit is utilized as earnings exceed alternative minimum tax levels.

Liquidity and Capital Resources

       The Company considers liquidity to be adequate to meet its long and short-term cash requirements. Historically the Company has met these requirements primarily from cash generated by operating activities and periodic borrowings under commercial credit facilities. The Company's recent and pending acquisitions have increased its requirements for external sources of liquidity, and the Company anticipates that this trend will continue as it continues to implement its growth strategy.

       For the nine months ended September 30, 1998, net cash provided by operating activities was $4.0 million. This was primarily the result of net income of $5.1 million, non-cash expenses of $2.5 million, and an increase of current payables and accrued expenses of $2.6 million offset by increases in trade receivables of $1.5 million and inventories of $3.9 million. Net cash used in investing activities was $14.2 million. This was the result of purchases of property, plant and equipment of $2.8 million and acquisition requirements of $11.4 million. Net cash provided by financing activities was $5.8 million, primarily net borrowings under lines of credit.

       The Company has a credit facility with the CIT Group/Business Credit ("CIT"). The facility consists of an acquisition term loan line of credit of $25 million and a revolving credit facility of up to another $25 million based on eligible accounts receivable and inventory. As of September 30, 1998, the Company had $6.9 million outstanding and $7.9 million available under the revolving credit facility. The interest rate under these credit lines as of such date was 8.00% based on a formula of prime less .50%. As of September 30, 1998, the Company also had $.9 million outstanding and $1.5 million available under a demand revolving line of credit with the Royal Bank of Canada. The interest rate on this facility as of such date was 8.00% based on a formula of Canadian prime plus .75%. The Company's primary need for capital will be to finance acquisitions as part of its growth strategy and to maintain and improve its manufacturing, quarrying and retailing facilities. The Company has $3.0 million budgeted for capital expenditures for its quarry and manufacturing facilities in 1998. The Company believes that the combination of cash flow from operations, its existing credit facilities, and cash on hand will be sufficient to fund its operations for at least the next twelve months.

Year 2000 Update

       Steps to address Year 2000 issues in the Company's information technology systems (ITS) began in April 1997 and have progressed through implementation for approximately 80% of ITS at the Barre, Vermont operations with the remaining 20% to be completed by December 31, 1998. The Elberton, Georgia operations are currently in the process of being integrated with Barre ITS, a process that is expected to be complete by the first quarter of 1999. The Canadian M&Q operations will be integrated with the Barre system immediately thereafter. The ITS of the newly acquired retail outlets will be 100% 2000 compliant through newly purchased software and a tie-in to the Barre, Vermont financial portion of ITS which is also currently 2000 compliant. This ITS installation is expected to be complete by March 31, 1999 in currently owned retail outlets. Non-ITS Year 2000 issues (HVAC systems, machine controls, etc.) have been assessed and are not a significant risk. The Company has also assessed reliance on third party suppliers and determined that most relationships do not have a high level of importance and, where a relationship is important, no Year 2000 issues exist.

       Costs to address and attain 2000 compliance have not been and are not expected to be extraordinary. Rock of Ages does not believe the failure or oversight of any part of the Year 2000 compliance plan would have a material impact on operations and has no contingency plan in view of the fact it expects to be 2000 compliant by December 31, 1998 in its Barre, Vermont M&Q ITS system and to tie in all its other M&Q locations to that system in the first half of 1999 and to install the new 2000 compliant retail ITS in the same time frame.

Item 3: Quantitative and Qualitative Disclosure About Market Risk

       The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.

PART II: OTHER INFORMATION

Item 6:  EXHIBITS AND REPORTS ON FORM 8-K

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


                                    ROCK OF AGES CORPORATION

 Dated: November 12, 1998           By: /s/ George R. Anderson
                                       ------------------------------------
                                       George R. Anderson
                                       Vice President, Chief Financial
                                         Officer and Treasurer



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