Form 10-K405
period 1998-12-31
ROCK OF AGES CORP
filed 1999-03-31
CIK 84581

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-K

(Mark One)
            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1998.

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the Transition Period from __________ to __________.

                          Commission File No. 000-29464

                            ROCK OF AGES CORPORATION
             (Exact name of registrant as specified in its charter)

                            ------------------------

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
        Title of each class                        on which registered
        -------------------                        -------------------
              None

          Securities registered pursuant to Section 12(g) of the Act:

                      Class A Common Stock, par value $0.01
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      As of March 25, 1999, the aggregate market value of the registrant's voting stock (including Class B Common Stock, par value $.01 per share ("Class B Common Stock"), which is convertible on a share-for-share basis into Class A Common Stock, par value $.01 per share ("Class A Common Stock" and, together with Class B Common Stock, "Common Stock")), held by non-affiliates of the registrant was $53,638,597. As of March 25, 1999, there were outstanding 4,202,575 shares of Class A Common Stock and 3,426,705 shares of Class B Common Stock.

                            ------------------------

================================================================================

                                TABLE OF CONTENTS                           PAGE

                                     PART I

ITEM 1.  BUSINESS.............................................................1

ITEM 2.  PROPERTIES...........................................................6

ITEM 3.  LEGAL PROCEEDINGS...................................................10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS.............10

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.................................................10

ITEM 6.  SELECTED FINANCIAL DATA.............................................12

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.................................13

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........17

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA..........................17

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE............................................17

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS....................................18

ITEM 11. EXECUTIVE COMPENSATION..............................................20

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......23

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .....................25

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.....25

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
         STATEMENT SCHEDULE..................................................26

         SIGNATURES..........................................................57

                                     PART I

ITEM 1. BUSINESS

General

      Rock of Ages Corporation ("Rock of Ages" or the "Company") was founded in 1885 and is an integrated granite quarrier, manufacturer and retailer whose principal product is granite memorials used primarily in cemeteries. The Company believes that it is the largest quarrier, manufacturer and retailer of finished granite memorials and granite blocks for memorial use in North America, based on revenues. The Company owns and operates 13 active quarry properties and 12 manufacturing and sawing facilities in North America, principally in Vermont, Georgia and the Province of Quebec. The Company markets and distributes its memorials on a retail basis through 73 owned retail sales outlets as of March 22, 1999 (57 as of December 31, 1998) in the states indicated in Item 2 below. The Company also sells memorials wholesale to approximately 2,100 independent memorial retailers in the United States and Canada, including approximately 495 independent authorized Rock of Ages retailers that, in addition to the Company's owned retail sales outlets, are the primary outlet for the Company's branded memorials. The Company's memorials are marketed under the names Rock of Ages Sealmark and Colorcraft, as well as several private labels. The Company believes the Rock of Ages trademark is one of the oldest and best known brand names in the granite memorialization industry. The Company actively promotes the brand name Rock of Ages and places a seal bearing the Rock of Ages name on its top of the line branded memorials which are warranted by a full perpetual warranty running both to the consumer and to the cemetery where it is located. The Company also supplies other brands and generic memorials.

      The Company estimates that 80% or more of all granite memorials manufactured in North America are made in one of four regions: Barre, Vermont; Beebe, Quebec; Elberton, Georgia, and an area encompassing Milbank, South Dakota, Cold Spring, Minnesota, and Wausau, Wisconsin known in the industry as the "Northwest". The Company has solidified its leading position in the granite memorial business primarily through acquisitions of quarries with high quality memorial grade granite and of major granite memorial manufacturers, principally in three of these four regions.

      In 1998, the Company continued its strategy to vertically integrate into the retail channel by acquiring 13 memorial retailers in 13 separate and independent transactions, thereby acquiring 43 retail sales outlets in the states of Iowa, Illinois, Ohio, Georgia, Minnesota, South Dakota, Nebraska, Pennsylvania and New Jersey (the "1998 Retail Acquisitions"). The Company paid a total aggregate purchase price in the 1998 Retail Acquisitions of approximately $17.8 million, comprised of $16.4 million in cash and assumed interest bearing debt and 90,537 shares of Class A Common Stock having an aggregate market value of $1.4 million as of the respective closings of these acquisitions.

      In November, 1998, the Company also acquired the Gardenia White quarry and related operating assets for approximately $4.6 million in cash; this quarry is located in North Carolina in proximity to the Company's Salisbury Pink quarry.

      The Company has operations in three business segments - Quarrying, Manufacturing and Retailing. Included within the business segments are operations that are unincorporated divisions of Rock of Ages and others that are separately incorporated subsidiaries. Financial information by business segment and geographic area is incorporated herein by reference to note 14 to the Consolidated Financial Statements of the Company. Additional information regarding each business segment and Rock of Ages in general is set forth below.

Growth Strategy

      The Company seeks to expand the scope and profitability of its operations through a growth strategy that focuses on forward vertical integration into retailing, thereby enabling the Company to move closer to the ultimate customer. The principal elements of the growth strategy include the following:

o Forward Vertical Integration into Retail. The Company anticipates that it will continue to acquire independent granite memorial retailers in selected markets in North America in order to develop an integrated network of owned Rock of Ages retailers, thereby capturing the higher margins that have historically existed at the retail level.

o Increased Shipments at Wholesale. The Company will seek to increase sales to independent retailers that are current or potential customers of the Company by focusing its efforts on building an integrated retail network consisting of owned and independent retail outlets. Since sales to owned retail outlets are intracompany sales and are therefore eliminated from manufacturing revenues, reported manufacturing revenues may decline over time even if shipments actually increase.

o Brand Enhancement. The Company believes that the Rock of Ages brand is one of the best known brand names in the memorial industry. The Company anticipates that it will, as a part of building its integrated network of owned retailers, significantly increase promotion and advertising expenditures on the Rock of Ages brand and other proprietary brands sold at its owned retail outlets.

o Pre-Need Selling Program. The Company intends to initiate an active pre-need selling program for granite memorials at its owned retail locations and to assist its independently owned Rock of Ages retailers in developing similar programs. Currently, the best estimate of the Company is that less than 10% of granite memorials are sold pre-need.

o Strategic Alliances with Funeral Homes and Cemeteries. The Company anticipates that it will pursue strategic alliances with funeral home and cemetery owners, including consolidators, to sell granite memorials in cooperation with them, in order to increase both pre-need and at-need sales of granite memorials.

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

o Other Product Line Enhancements. The Company intends to continue to expand and enhance its memorial product lines in color, design and style. The Company's objective is to provide a full range of memorials encompassing all price points.

Recent Acquisitions

      In January 1999, the Company acquired, in separate and independent transactions, three memorial retailers located in Wisconsin, Illinois and Ohio, for a total aggregate purchase price of approximately $4.1 million, comprised of approximately $3.7 million in cash and 32,045 shares of Class A Common Stock having an aggregate market value of approximately $.4 million as of the respective closings of these acquisitions.

Products

      The Company's principal products may be classified into three general product lines: granite quarry products, manufactured granite products and non-granite memorials. The principal raw material for both granite product lines is natural granite as it comes from the ground with the primary difference between the product lines being the extent of the processing or manufacturing of the granite.

      Granite Quarry Products. The principal quarry product sold by the Company is granite blocks, the raw material of the dimension granite industry. These blocks are extracted from quarries in various sizes through a drilling, blasting and wire sawing process in the quarry. The range of block sizes is large, but most manufacturers of granite memorials and other products generally require minimum dimensions of height, width and length to maximize the efficiency of their block sawing equipment in meeting the required dimensions of the finished product. Granite blocks are normally sold in heights from 2'6" to 5', widths of 3' to 5', and lengths from 7' to 10'. These blocks weigh from 20 to 30 tons.

      Granite differs from deposit to deposit by color, grade and/or quality. Rock of Ages owns, quarries and sells blocks of (i) gray granites from its Barre, Vermont, Elberton, Georgia, and Stanstead, Quebec quarries, (ii) black granite from its American Black quarry in Pennsylvania, (iii) pink granites from its Laurentian Pink quarry in Quebec and its Salisbury Pink quarry in North Carolina, (iv) white granite from its Bethel White quarry in Vermont and its Gardenia

White quarry in North Carolina, (v) brownish red granite from its Autumn Rose quarry in Oklahoma, and (vi) grayish pink granites from its Kershaw and Coral Gray quarries in South Carolina.

      The Company sells granite blocks for memorial, building and other uses. While each of the quarries owned by the Company sells granite for memorial use and for building use, the output of the Bethel White quarry, the Gardenia White quarry and the Salisbury Pink quarry are primarily sold and used for building granite use outside North America and the output of the other quarries is primarily used for memorial use in North America. The Company has an exclusive supply agreement with Eurimex, a societe anonyme of Luxembourg ("Eurimex"), whereby the Company appointed Eurimex as its exclusive distributor outside of North America, as specified in the agreement, of Salisbury Pink granite, for a term of six years. A similar exclusive supply agreement with Eurimex for Bethel White granite expired in accordance with its terms on December 31, 1998, and the Company and Eurimex did not reach an agreement on a renewal. The Company now distributes Bethel White, Gardenia White and other owned granites outside North America using its own sales personnel, commissioned agents, and stocking distributors.

      Granite blocks sold by the Company in North America are sold by a quarry sales force. The Company markets and advertises granite blocks in various trade publications and by attending various trade shows in North America. Outside of North America, the Company generally sells to the user or independent distributors who buy blocks from the Company and resell them. This includes Rock of Ages Asia, a 50% Company owned corporation.

      Other quarry products include waste pieces not of a shape or size suitable for manufacturing which are sold for rip rap for embankments, bridges or piers, and for other uses. In various quarries, the Company has arrangements with crusher operators who operate on or near the Company's quarries and sell crushed stone. The revenues and profits of these operations are not material. The Company has no marketing and advertising programs for these other quarry products.

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

      The Company is widely recognized for the personalized granite memorials it produces and the very large memorials it can produce. It has made memorials as large as thirty-five feet in length from one block of granite, including a full size granite replica of a Mercedes Benz automobile.

      The Company's granite memorials are sold to retailers by the Company's memorial sales force which regularly speaks with customers by phone and makes personal visits to customers. The Company provides various point of sale materials to its authorized Rock of Ages dealers. The Company also advertises in various trade publications.

      The Company also manufactures certain precision granite products, which are made along with memorials at one of the Company's Barre, Vermont plants. These products include surface plates, machine bases, coordinate measuring devices, and other products manufactured to exacting dimensions. These products are sold to the manufacturers of precision measuring devices or end users. Precision products are sold by a precision products sales force which phones or visits customers. The Company does little or no advertising of its precision products.

      Retail Products. The Company's retail division markets and sells granite, bronze and marble memorials primarily to consumers. The Company currently operates 73 retail outlets in 12 states. The granite memorials sold at retail also vary widely and are of the same types as those manufactured by the Company. The Company's retail operations utilize a retail sales force which markets and sells memorials through phone calls and direct meetings with customers in their homes and at retail sales offices. The Company advertises and promotes retail sales through direct mail material, yellow page listings and newspaper advertising. The Company's retail sales outlets are positioned to sell branded and unbranded memorials at all price points and qualities.

Manufacturing and Raw Materials

      The Company quarries and manufactures granite in the United States and Canada at the locations detailed in Item 2 - "Properties." The Company is continuing to consolidate its manufacturing operations in Elberton, Georgia acquired in the latter part of 1997 with a view to improving their profitability. In 1998, the Company acquired new equipment for certain of its quarries and plants. There were no plants acquired or material additions to plants in 1998. Management believes that the Company's manufacturing and quarrying capacity is generally sufficient to meet anticipated production requirements for the foreseeable future. However, the demand by manufacturers of granite outside the Company for granite from the Company's Pennsylvania Black and Salisbury Pink quarries has historically exceeded supply. While the Company has invested in equipment for these quarries and increased output, the extent of the actual demand beyond current output levels cannot be determined by the Company at this time, and, accordingly the Company cannot predict whether it will be able to meet future demand for granite from these quarries.

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

      Other significant raw materials used by the Company include industrial diamond segments for saw blades and wires, drill steel, drill bits and abrasives. There are a number of sources for these raw materials at competitive prices.

      The Company had manufacturing backlogs of $16,152,000 as of December 31, 1998 and $15,322,000 as of December 31, 1997. These backlogs occurred in the normal course of business. The Company does not have a material backlog in its quarrying operations. The Company had retail backlogs evidenced by purchase orders of $7,009,000 as of December 31, 1998 and no material retail backlogs as of December 31, 1997.

      The Company does not normally maintain a significant inventory of finished manufactured products in anticipation of future orders in its manufacturing operations. The Company does maintain a significant inventory of memorials for display and delivery purposes at its retail operations. Approximately 75% of the Company's manufactured product orders and retail orders are delivered within two to twelve weeks, as is customary in the granite memorial industry. The delivery time depends on the size and complexity of the memorial. The Company does accumulate inventory of granite blocks from September through December in preparation for the winter months when its northern quarries are inactive.

      Because the Company's Barre quarries are closed from mid-December through mid-March, in December each year the Company provides special 90 day payment terms at these quarries for all blocks purchased in the month of December. Customers' manufacturing plants generally remain open during most of this period, and most customers prefer to assure they own blocks of a size and quality selected by them prior to the closure. All blocks purchased from the Company's Barre quarries in December on deferred payment terms are invoiced on or about December 31 and removed from the Company's inventory with title passing to the buyer. Payment terms are one-third of the invoice amount on January 15, one-third on February 15, and one-third on March 15. This program provides essentially the normal 30 day payment terms during the months when the Barre quarries are closed, notwithstanding the customer's purchase of a three month supply in December. Customers need not use these terms and may buy from inventory during the closure period on a first come first served basis with normal 30 day terms.

      The Company has a Supply and Distribution Agreement with Missouri Red Quarries, Inc. ("Missouri Red"), the owner of Keystone immediately prior to its acquisition by the Company in 1997, and G. Thomas Oglesby, Jr., who controls Missouri Red (the "Missouri Red Supply Agreement"), and a Supply and Distribution Agreement with Keystone Granite Company, Inc., an affiliate of Missouri Red ("KGCI"), and Missouri Red (the "Keystone Supply Agreement", and, together with the Missouri Red Supply Agreement, the "Supply Agreements"). Under the Missouri Red Supply Agreement, Missouri Red has agreed, for a 20-year term, to supply the Company at specified prices with the Company's requirements of Missouri Red granite blocks for memorial use, and has appointed the Company as its exclusive distributor to buy and sell all grades of Missouri Red granite for memorial use in the specified territory. The Company has agreed to purchase certain minimum annual amounts of Missouri Red granite blocks, and such supply arrangements are exclusive for memorial use so long as the Company purchases certain minimum amounts of Missouri Red granite blocks within specified periods of time, provided that in any event the Company has a first priority to purchase all monumental grade Missouri Red granite quarried by Missouri Red during the term of the Missouri Red Supply Agreement. The terms of the Keystone Supply Agreement are substantially similar to the Missouri Red Supply Agreement, including the 20-year term, except that the Keystone Supply Agreement applies to KGCI granite blocks, any other granite blocks quarried at the KGCI quarries and Topaz granite blocks (collectively, "Topaz"), and the Company has agreed to purchase all monumental grade Topaz produced by KGCI during the term of the Keystone Supply Agreement. Should the Company fail to purchase the specified minimum quantity of Topaz, then KGCI has the right to sell to others subject to the Company's right to supply priority. Pursuant to the Supply Agreements, the Company has a right of refusal with respect to any sale of the quarries, land, buildings or equipment, or the stock of, Missouri Red or KGCI outside the Oglesby family. In 1998, a supply agreement with Dakota Granite Company ("Dakota Granite") was terminated by the Company in accordance with its terms, but Dakota Granite and the Company continue to supply each other with various products without a formal written agreement.

Research and Development

      The Company does not have a research and development department for any of its products. The Company regularly conducts market research, as well as research on new product designs and on equipment to improve the Company's technology. These activities are not separately accounted for as research, and the Company had no expenditures classified for financial reporting purposes as research in 1996, 1997 or 1998.

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

      The competition for retail sales of granite memorials faced by the Company's retail outlets is also intense and is based on price, quality, service, design availability and breadth of product line. Competitors include funeral home and cemetery owners, including consolidators, which have greater financial resources than the Company, as well as approximately 3,000 independent retailers of granite memorials located outside of cemeteries and funeral homes.

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

Employees

      As of December 31, 1998, the Company had approximately 985 employees.

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

Forward-Looking Statements

      Certain statements in this Annual Report on Form 10-K, and other oral and written statements made by the Company from time to time, are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including those that discuss strategies, goals, outlook or other non-historical matters, or projected revenues, income, returns or other financial measures. These forward-looking statements are subject to numerous risks and uncertainties that may cause actual results to differ materially from those contained in such statements. Among the most important of these risks and uncertainties is the ability of the Company to continue to identify suitable retail acquisition candidates, to consummate additional retail acquisitions on acceptable terms and to successfully integrate the operations of such acquired entities.

      Other factors and assumptions that could generally cause the Company's actual results to differ materially from those included in the forward-looking statements made herein include, without limitation, the effects of general economic conditions in the United States or abroad, changes in competitive market conditions, changes in the Company's business strategy or an inability of the Company to implement its growth strategy due to unanticipated changes in general economic conditions, competitive market conditions or other factors, and the sufficiency of the Company's production capacity to meet future demand for its products. Other factors and assumptions not identified above were also involved in the derivation of the forward-looking statements contained in this Annual Report on Form 10-K, and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

ITEM 2. PROPERTIES

      The Company owns the following quarry and manufacturing properties:

Property                                                                   Function
--------                                                                   --------

Vermont
  Barre
    Quarry Properties
      E. L. Smith Quarry                          Quarrying of dimensional Barre Gray granite blocks

      Adam-Pirie Quarry                           Quarrying of dimensional Barre Gray granite blocks

    Manufacturing Properties
      Associated Saw Plant                        Finished product storage

      Rock of Ages Manufacturing Plant            Manufacturing of memorials

      Press Roll Production Plant                 Manufacturing of granite press rolls

      Rock of Ages Saw Plant #1                   Slabbing of granite blocks

      Lawson Production Plant                     Slabbing of granite blocks and memorials production facility

  Bethel
    Quarry Properties
      Bethel Quarry                               Quarrying of dimensional Bethel White granite blocks

Georgia
  Madison County
    Quarry Properties                             Quarrying of dimensional Royalty Blue and Berkeley Blue granite
      Royalty/Berkeley Quarries                   blocks

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

  Elberton
    Manufacturing Properties

      Keystone Memorials Plant                    Manufacturing of memorials

      Keywest Plant                               Manufacturing of memorials

      Childs & Childs Plant                       Manufacturing of memorials

Canada
  Stanstead, Quebec
    Quarry Properties
      Stanstead Quarry                            Quarrying of dimensional Stanstead Gray granite blocks

  Guenette, Quebec
    Quarry Properties
      Laurentian Quarry                           Quarrying of dimensional Laurentian Rose granite blocks

  Beebe Plain, Quebec
    Manufacturing Properties
      Rock of Ages Manufacturing Plant            Manufacturing of memorials

      Adru Manufacturing Plant                    Manufacturing of memorials

Pennsylvania
  St. Peters
    Quarry Properties
      American Black Quarry                       Quarrying of dimensional black granite blocks

    Manufacturing Properties
      Saw Plant                                   Slabbing of granite blocks

North Carolina
  Salisbury
    Quarry Properties
       Salisbury Pink Quarry                      Quarrying of dimensional Salisbury Pink granite blocks

  Rockwell
     Quarry Properties
       Gardenia White Quarry                      Quarrying of dimensional Gardenia White granite blocks

Oklahoma
  Mill Creek
    Quarry Properties
      Autumn Rose Quarry                          Quarrying of dimensional Autumn Rose granite blocks

South Carolina
  Kershaw County
    Quarry Properties
      Kershaw Quarry                              Quarrying of dimensional Kershaw granite blocks

  Lancaster County
    Quarry Properties
      Coral Gray Quarry                           Quarrying of dimensional Coral Gray granite blocks

      In addition, the Company owns 73 retail sales outlets and 15 associated sand blasting facilities in the states of Georgia, Iowa, Illinois, Minnesota, Nebraska, New Jersey, Pennsylvania, Ohio, South Dakota, Kentucky, Wisconsin and Missouri. In certain cases, the Company leases under customary lease arrangements the land or other real estate associated with these outlets and facilities.

The following table sets forth certain information relating to the Company's quarry properties. Each of the quarries listed below: (i) is owned by the Company (other than the Kershaw quarry, which is leased with 39 years remaining on the lease); (ii) is an open-pit quarry; (iii) contains granite that is suitable for extraction as dimension granite for memorial or other use; (iv) is serviced by electricity provided by local utility companies (other than the Bethel quarry which is serviced by internal generators); and (v) has adequate and modern extraction and other equipment. The Company presently has no exploration plans.

                         Approximate
                            Date                                                       Total         Net Saleable    Net Saleable
                             of                                          Means     Original Cost     Recoverable     Recoverable
                        Commencement              Prior Owner              of            of          Reserves(1)       Reserves
Quarry                  of Operations           (date acquired)          Access    Each Property     (cubic feet)     (years)(2)
------                  -------------           ---------------          ------    -------------     ------------     ----------

E.L. Smith                  1880         E.L. Smith Quarry Co. (1948)    Paved      $ 7,562,676     2,460,000,000      4,920
                                                                         road

Adam-Pirie                  1880         J.K. Pirie Quarry (1955)        Paved      $ 4,211,363     985,000,000        6,560
                                                                         road

Bethel                      1900         Woodbury Granite Company,       Dirt       $   174,024     76,665,000         383
                                         Inc. (1957)                     road

Royalty/Berkeley            1923         Coggins Granite (1991)          Paved      $ 2,794,500     6,695,000          67
                                                                         road

Millstone                   1985         Coggins Granite (1991)          Paved      $ 1,195,900     5,663,000          56
                                                                         road

Caprice                     1968         Caprice Blue Quarry             Paved      $         0     No estimate        No estimate
                                         Inc.(1997)                      road

Stanstead                   1920         Brodies Limited and Stanstead   Paved      $   505,453     32,670,000         217
                                         Granite Company (1960)          road

Laurentian Pink             1944         Brodies Limited (1960)          Paved      $   860,115     3,920,000          52
                                                                         road

American Black              1973         Pennsylvania Granite Inc.       Paved      $ 2,900,000     14,701,000         98
                                         (1997)                          road

Salisbury                   1918         Pennsylvania Granite Inc.       Paved      $ 3,886,592     19,602,000         87
                                         (1997)                          road

Autumn Rose                 1969         Autumn Rose Quarry Inc.         Paved      $   200,000     735,000            21
                                         (1997)                          road

Kershaw                     1955         Pennsylvania Granite Inc.       Paved      $   200,000     635,000            22
                                         (1997)                          road

Coral Gray                  1955         Pennsylvania Granite Inc.       Paved      $   200,000     No estimate        No estimate
                                         (1997)                          road


Gardenia White              1995         J. Greg Faith                   Dirt       $ 4,633,000     2,650,000          37
                                         Thomas E. Ebans, Sr.            road
                                         David S. Hooker
                                         William L. Comolli
                                         (1998)

----------
(1) Net saleable reserves are based on internal Company estimates, except for the reserves for the E.L. Smith, Adam-Pirie and Bethel quarries, which are based on independent assessments by CA Rich Consultants, Inc., and for the Gardenia White quarry, which are based on an independent assessment by Geomapping Associates.

(2)   Based on internal Company estimates using current production levels.

      The estimates of saleable reserves of the Company are based on historical quarry operations, workable reserves in the existing quarries and immediately adjacent areas, current work force sizes and current demand. While quarry operations decrease the granite deposits, the size of the granite deposits in which the Company's quarries are located are large and extend well beyond existing working quarry perimeters. The Company has historically expanded quarry perimeters or opened other quarries in the deposit as necessary to utilize reserves and the Company believes it has adequate acreage for expansions as and when necessary. The Company has no reason to believe that it will deplete its granite reserves at any time in the foreseeable future.

      Dimension granite is not considered a valuable mineral or commodity such as gold, nor is it traded on any commodities exchange. The prices charged by the Company to third parties for granite blocks depend on the characteristics such as color of and costs to quarry each granite block. The price per cubic foot currently charged by the Company for its granite blocks is generally comparable to other granite suppliers and typically does not exceed $30.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

      The Class A Common Stock is traded on the Nasdaq(R) National Market under the symbol "ROAC." There is currently no established public trading market for the Class B Common Stock. The Class A Common Stock commenced public trading on October 21, 1997. The table below sets forth the quarterly high and low sales quotations for the Class A Common Stock for each full quarterly period during the Company's 1998 fiscal year, compiled from information supplied by Nasdaq(R). All prices represent inter dealer quotations without retail mark ups, mark downs or commissions, and may not necessarily represent actual transactions.

                                               High            Low
                                               ----            ---

First Quarter . . . . . . . . . . . . . .      18 1/4          14 1/4
Second Quarter. . . . . . . . . . . . . .      18 1/4          15 1/8
Third Quarter . . . . . . . . . . . . . .      16 1/2           9 1/8
Fourth Quarter . . . . . . . . . . . . . .     16              10

      As of March 25, 1999, based upon information provided by the Company's transfer agent, there were 165 record holders of Class A Common Stock and 34 record holders of Class B Common Stock, which numbers do not include stockholders who beneficially own shares held in street name by brokers.

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

Recent Sales of Unregistered Securities

      During fiscal 1998, in connection with the 1998 Retail Acquisitions, the Company issued and sold to the respective individual owners of the acquired retailers (the "Acquired Retail Owners"), as partial consideration for such acquisitions, a total of 90,537 shares of Class A Common Stock (the "1998 Acquisition Shares"). The respective issuances and sales of the 1998 Acquisition Shares were not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption provided by Section 4(2) thereof as transactions by an issuer not involving any public offering, in that (i) the 1998 Acquisition Shares were issued and sold to the respective Acquired Retail Owners who, at the respective times of entering into the respective agreements providing for the respective 1998 Retail Acquisitions, represented to the Company that they were "accredited investors" as such term is defined in the Securities Act and that they were acquiring the respective 1998 Acquisition Shares solely for investment for their own account and not with a view toward the resale or distribution thereof, (ii) at such respective times the Company provided written disclosure to the respective Acquired Retail Owners stating, and the respective Acquired Retail Owners acknowledged, that the respective 1998 Acquisition Shares were not registered under the Securities Act and would be subject to certain restrictions on transfer, (iii) the Company placed a restricted share legend to such effect on the certificates representing the respective 1998 Acquisition Shares and (iv) the Company did not engage in any general solicitation or advertising in connection with entering into the respective agreements providing for the 1998 Retail Acquisitions or the issuance and sale of the respective 1998 Acquisition Shares.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The selected consolidated historical financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for and as of the end of each of the years in the five-year period ended December 31, 1998 are derived from the consolidated financial statements of the Company, which financial statements have been audited by KPMG LLP, independent certified public accountants ("KPMG"). The following selected consolidated financial data should be read in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of the Company, including the notes thereto, referred to in Item 8.

                                                                             Year Ended December 31,
                                                          1994           1995           1996          1997            1998
                                                          ----           ----           ----          ----            ----
Statement of Operations Data:                                     (U.S. $ in thousands, except per share data)
Net revenues:
Quarrying                                              $16,889        $15,295        $12,083       $14,090         $19,225
Manufacturing                                           17,299         17,793         32,586        38,336          44,294
Retailing                                                                                            1,781          18,597
    Total net revenues                                  34,188         33,088         44,669        54,207          82,746

Gross Profit:
Quarrying                                                6,044          6,104          5,158         5,606           8,780
Manufacturing                                            4,050          4,345          8,248         9,302          10,842
Retailing                                                                                            1,198          10,799
    Total gross profit                                  10,094         10,449         13,406        16,106          30,421

Selling, general and administrative expenses             6,049          6,453          9,131        11,036          20,371

Income from operations                                   4,045          3,996          4,275         5,070          10,050
Interest expense                                         1,653          1,678          1,723         1,576             511
Other expenses                                                            564

Income before provision for income taxes                 2,392          1,754          2,552         3,494           9,539
Provision for income taxes                                 577            358            643           849           2,303
Net income                                             $ 1,815        $ 1,396        $ 1,909       $ 2,645         $ 7,236
                                                       =======        =======        =======       =======         =======

Net income per share                                   $  0.52        $  0.40        $  0.55       $  0.62         $  0.98
Net income per share assuming dilution                 $  0.46        $  0.35        $  0.45       $  0.53         $  0.91
Weighted average number of shares outstanding            3,500          3,500          3,500         4,290           7,349
Weighted average number of shares outstanding
    assuming dilution                                    3,908          4,027          4,208         4,997           7,984

                                                                            As of December 31,
                                                          1994           1995           1996          1997            1998
                                                          ----           ----           ----          ----            ----
Balance Sheet Data:
Cash and cash equivalents                              $   394        $ 1,995        $   763       $ 8,637        $  4,701
Working capital                                         13,668         13,691         13,286        28,737          26,520
Total assets                                            42,529         48,101         47,995        93,137         121,893
Long-term debt, net of current maturities               16,655         14,657         13,054           975          12,880
Stockholders equity                                     10,686         15,479         17,371        77,844          85,837

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      Rock of Ages is an integrated quarrier, manufacturer, distributor and retailer of granite and products manufactured from granite. The quarry division sells granite blocks both to the manufacturing division and to outside manufacturers, as well as to distributors in Europe and Japan. The manufacturing division's principal product is granite memorials used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications. The retail division primarily sells granite memorials directly to consumers.

      In June 1997, the Company acquired the successor to Keystone Memorials, Inc. ("Keystone") and in October 1997, acquired Childs & Childs Granite Company Inc. ("C&C"), both granite memorial manufacturers in Elberton, Georgia. In connection with the Keystone and C&C acquisitions, the Company also acquired Southern Mausoleums, Inc., (collectively referred to as the "Acquired Manufacturing Operations"). Also in connection with the Keystone and C&C acquisitions, the Company acquired three granite quarrying companies operating quarries located in Georgia, Pennsylvania, North Carolina, South Carolina and Oklahoma. In November 1998, the Company acquired another quarry company in North Carolina which produces a white granite that will be a companion stone for the Bethel White Quarry. These quarry companies are referred to as the "Acquired Quarrying Operations". In October 1997, the Company acquired the Keith Monument Company and related companies that are engaged in the retail sales of granite memorials to consumers in the State of Kentucky. In addition, during the year ended December 31, 1998, the Company made thirteen more acquisitions of retail monument companies, thereby expanding its retail presence to locations in Georgia, Iowa, Illinois, Minnesota, Nebraska, New Jersey, Pennsylvania, Ohio and South Dakota. The aforementioned retailers acquired in 1997 and 1998 are collectively referred to as the "Acquired Retailing Operations".

      The Company records revenues from quarrying, manufacturing and retailing. The granite quarried by the Company is sold both to outside customers and used by the Company's manufacturing division. The Company records revenue and gross profit related to the sale of granite sold to an outside customer either when the granite is shipped or when the customer selects and identifies the blocks at the quarry site. The Company does not record a sale, nor does the Company record gross profit, at the time granite is transferred to the Company's manufacturing division. The Company records revenue and gross profit related to internally transferred granite only after the granite is manufactured into a finished product and sold to an outside customer. Manufacturing revenues related to outside customers are recorded when the finished product is shipped from Company facilities. Manufacturing revenues related to internally transferred finished products are recorded when ultimately sold at retail to an outside customer. Retailing revenues are recorded when the finished monument is placed in the cemetery.

      The following table sets forth certain historical statement of operations data as a percentage of net revenues with the exception of quarrying, manufacturing and retailing gross profit, which are shown as a percentage of quarrying, manufacturing and retailing revenues respectively.

                                                   Year Ended December 31,
                                               1996          1997         1998
                                               ----          ----         ----
Statement of Operations Data:
Net Revenues:
    Quarrying                                  27.1%         26.0%        23.2%
    Manufacturing                              72.9%         70.7%        54.3%
    Retailing                                   0.0%          3.3%        22.5%
         Total net revenues                   100.0%        100.0%       100.0%

Gross Profit:
    Quarrying                                  42.7%         39.8%        45.7%
    Manufacturing                              25.3%         24.3%        24.1%
    Retailing                                   0.0%         67.3%        58.1%
         Total gross profit                    30.0%         29.7%        36.7%

Selling, general & administrative expenses     20.4%         20.3%        24.6%

Income from operations                          9.6%          9.4%        12.1%

Interest expense                                3.9%          2.9%         0.6%

Income before provision for income taxes        5.7%          6.5%        11.5%

Provision for income taxes                      1.4%          1.6%         2.8%

Net income                                      4.3%          4.9%         8.7%
                                                ====          ====         ====

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997.

      Revenues for the fiscal year ended December 31, 1998 increased 52.6% to $82.7 million from $54.2 million for the year ended December 31, 1997. Quarrying revenues increased $5.1 million, of which $.7 million was from existing quarry operations and the remaining $4.4 million from Acquired Quarrying Operations, primarily due to strong exports from the Salisbury quarry. Manufacturing revenues increased $6.6 million primarily from the Acquired Manufacturing Operations. Monument manufacturing revenue increases of $1.0 million from existing operations were more than offset by a reduction of $2.7 million in precision products revenues. The Company's Acquired Retailing Operations accounted for the entire increase of $16.8 million in revenues for the retailing segment.

      Gross profit for the fiscal year ended December 31, 1998 increased 88.9% to $30.4 million from $16.1 million for the fiscal year ended December 31, 1997. Quarrying gross profit from existing operations increased $1.2 million reflecting increased productivity at all major quarry locations. The Company's Acquired Quarrying Operations reported an increase in gross profit of $2.0 million for a total increase of $3.2 million from quarrying operations. The quarrying gross profit percentage increased to 45.7% in 1998 from 39.8% in 1997.

      Manufacturing gross profit increased $1.5 million, which was attributable to the Acquired Manufacturing Operations. Monumental manufacturing gross profit increases of $2.2 million were offset by reductions in precision products gross profit of $.7 million. The manufacturing gross profit percentage decreased from 24.3% in 1997 to 24.1% in 1998 due to a decrease in sales of higher margin precision products.

      The Company's Acquired Retailing Operations accounted for all of the 1998 gross profit of $10.8 million as prior to the Keith Monument acquisition in October 1997 the Company had no retailing presence. The gross profit percentage for these operations decreased to 58.1% in 1998 from 67.3% in 1997 principally because 1997 results for these operations reflected the Company's highest margin sales (by Keith Monument) and only for a partial year which did not include the low seasonal first quarter.

      Selling, general and administrative expenses for 1998 increased 84.6% to $20.4 million from $11.0 million in 1997. Acquired operations accounted for all of this increase as the existing operations reported a reduction in selling, general and administrative expenses of $.6 million. As a percentage of net sales, these expenses for 1998 increased to 24.6% from 20.3% in 1997. This increase is attributable to the introduction of retailing activities, which have a higher level of selling, general and administrative expenses, and the Company's investment in people in anticipation of continued growth.

      Interest expense for the fiscal year ended December 31, 1998 decreased to $.5 million from $1.6 million for the fiscal year ended December 31, 1997. This decrease is the result of the reduction of debt levels from the net proceeds of the IPO. Debt levels did increase during the final two quarters of 1998 due to the implementation of the retail acquisition strategy.

      Income taxes as a percent of earnings before taxes decreased from 24.3% in 1997 to 24.1% in 1998. The Company's taxable income exceeded alternative minimum tax ("AMT") levels in 1998; however, available AMT credits resulted in the Company's effective tax rate remaining at historical levels.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996.

      Revenues for the fiscal year ended December 31, 1997 increased 21.4% to $54.2 million from $44.7 million for the year ended December 31, 1996. Quarrying revenues increased $2.0 million, of which $1.3 million was from existing quarry operations due to stronger monumental markets and increased exports to Japan. The remaining $671,000 increase was generated by acquired quarrying operations. Manufacturing revenues increased $5.7 million primarily from the acquired manufacturing operations in Elberton, Georgia, with existing operations showing a modest increase of $285,000. The Company's retail operations, consisting of Keith Monument, which was acquired in October 1997, accounted for $1.8 million in revenues.

      Gross profit for 1997 increased 20.1% to $16.1 million from $13.4 million in 1996. Quarrying gross profit increased $357,000 from existing operations and $91,000 from acquired operations for a total of $448,000. The quarry gross margin percentage fell from 42.7% in 1996 to 39.8% in 1997. This was the result of increased sales volumes from lower margin products. In addition, the acquired quarry operations reported a gross profit percentage of 13.6% for 1997. The acquired operations were included for the months of November and December that are normally periods of reduced operating margins.

      Manufacturing gross profit increased by $1.1 million from 1996, resulting from an increase of $386,000 from existing operations due to improved product mix plus efficiencies achieved by consolidating manufacturing operations, and an increase of $668,000 from acquired operations. The manufacturing gross profit percentage decreased from 25.3% in 1996 to 24.3% in 1997. This decrease was the result of a lower gross profit percentage from acquired operations, which offset increases at existing operations. Price increases and work force adjustments have been implemented in 1998 to improve operating margins at the acquired operations.

      Retailing gross profit was $1.2 million for 1997. Prior to October 1997, the Company had no retailing presence. The gross profit percentage for this segment was 67.3%.

      Selling, general and administrative expenses for 1997 increased 20.9% to $11.0 million from $9.1 million in 1996. Existing operations accounted for $371,000 of the increase consisting of charges for previously deferred organization and financing costs and settlement of a legal action, and an increase to the provision for doubtful accounts. Acquired operations resulted in an increase of another $1.5 million. As a percentage of net sales, selling, general and administrative expenses for 1997 decreased to 20.3% from 20.4% in 1996.

      Interest expense for 1997 decreased 8.5% to $1.6 million from $1.7 million in 1996, as a result of the retirement of all existing bank debt, with the exception of a revolving line of credit with the Royal Bank of Canada, from the net proceeds of the IPO in October 1997.

      Income taxes as a percent of earnings before taxes decreased from 25.2% in 1996 to 24.3% in 1997. The Company continues to be in an AMT position for Federal income tax purposes. The decrease in the effective rate resulted from Canadian income being applied against a tax-loss carry back.

Liquidity and Capital Resources

      Liquidity. The Company considers its liquidity to be adequate to meet its long and short-term cash requirements. Historically the Company has met these requirements primarily from cash generated by operating activities and periodic borrowings under commercial credit facilities. The Company's recent acquisitions have increased its requirements for external sources of liquidity, and the Company anticipates that this trend will continue as it further implements its growth strategy.

      Year Ended December 31, 1998. For 1998, net cash provided by operating activities was $3.7 million. This result was primarily attributable to net income of $7.2 million and depreciation, depletion and amortization of $3.3 million, reduced by an increase in inventories of $4.0 million. Net cash used in investing activities was $23.9 million primarily for net acquisitions of $20.5 million and the purchase of property, plant and equipment of $3.5 million. Net cash provided by financing activities was $16.5 million. This result was primarily attributable to proceeds from long-term debt of $12.0 million and net borrowings under lines of credit of $5.4 million.

      Capital Resources. The Company has a credit facility with the CIT Group/Business Credit. The facility consists of an acquisition term loan line of credit of up to $25.0 million and a revolving credit facility of up to another $25.0 million based on eligible accounts receivable and inventory. As of December 31, 1998, the Company had $12.0 million outstanding and $13.0 million available under the term loan line of credit and $6.4 million outstanding and $6.8 million available under the revolving credit facility. The interest rate under the revolving credit facility as of such date was 7.25% based on a formula of prime less .50%. The interest rate under the term loan as of such date was 6.97% based on a formula of LIBOR plus 1.75%. As of December 31, 1998, the Company also had $.3 million outstanding and $2.0 million available under a demand revolving line of credit with the Royal Bank of Canada. The interest rate on this facility as of such date was 7.50% based on a formula of Canadian prime plus .75%. The Company's primary need for capital will be to maintain and improve its manufacturing and quarrying facilities and to finance acquisitions as part of its growth strategy. The Company has approximately $3.0 million budgeted for capital expenditures in 1999. The Company believes that the combination of cash flow from operations and its existing credit facilities will be sufficient to fund its operations for at least the next twelve months.

Seasonality

      Historically, the Company's operations have experienced certain seasonal patterns. Generally the Company's net sales have been highest in the third quarter and lowest in the first quarter of each year due primarily to weather. Cemeteries in northern areas generally do not accept granite memorials during winter months when the ground is frozen because they cannot be properly set. In addition, the Company typically closes certain of its Vermont and Canadian quarries during these months because of increased operating costs attributable to adverse weather conditions. As a result, the Company has historically incurred a net loss during the first three months of each calendar year.

Inflation

      The Company believes that the relatively moderate rates of inflation experienced in recent years have not had a significant effect on its results of operations.

Year 2000

      The Company has developed a plan to address the Year 2000 issue and is currently in the process of implementing that plan.

      Scope of Readiness. A large part of the Company's legacy IT systems would require substantial resources to become Year 2000 compliant. Instead of remediating those core systems, the Company decided to replace those systems with a purchased package that is Year 2000 compliant in addition to software written in house that is also Year 2000 compliant. This decision was based on Year 2000 compliance requirements as well as the need to upgrade the software to meet current and future business requirements. Installation of the purchased software was complete in 1998 and implementation of those systems is expected to be complete by mid-1999. In house programming and the installation and implementation of purchased software packages is being performed by three information technology employees as well as two external programmer/analysts. Other IT infrastructure equipment is generally Year 2000 compliant, however, some hardware systems will be replaced by year end 1999. Support software is being evaluated by in-house personnel and will be remediated or replaced by mid-1999.

      Non-IT systems (HVAC systems, machine controls, and other similar systems) have been evaluated and are not materially affected by the Year 2000 compliance issue. Suppliers to the Company have been evaluated and management believes that critical suppliers do not have any Year 2000 compliance issues. The Company believes that products sourced from a non-critical supplier facing a Year 2000 compliance issue could be sourced elsewhere.

      Products manufactured by the Company do not utilize programmable logic to function and are not affected by Year 2000 compliance issues.

      Costs to Address Year 2000 Issues. Expenditures for Year 2000 remediation are not separable from the costs of software and hardware associated with the normal course of business. Year 2000 remediation costs are not expected to be material to the Company's financial position.

      Risk of Year 2000 Issues. The timing of a Year 2000 related disruption would coincide with a seasonal low in the Company's business cycle and thus have less impact on the business than it otherwise would during other parts of the cycle. The Company estimates the most likely worst case Year 2000 scenarios as follows:

1. A portion of non-core IT systems experience temporary disruption. Such disruption is not expected to have a material impact on the Company's ability to function.

2. A portion of the manufacturing operations experience temporary disruption. Such disruption is not expected to have a material impact on the Company's ability to function.

3. A portion of the supplier base experiences disruption. Such disruption is not expected to have a material impact on the Company's ability to function.

      Contingency Plans. Although the Company has not yet developed a contingency plan for each of the scenarios above, the Company would respond to those scenarios as follows:

1.    A contingency plan will be developed if the perceived risk increases.

2. It is expected that normal safety block levels would cover such a scenario. Appropriate levels will be determined by business conditions and perceived risk.

3.    The Company would source materials from alternative suppliers.

New Accounting Pronouncements

      SOP 98-5, Reporting on the costs of start-up activities, will be effective for periods beginning after December 15, 1998. Implementation of the SOP will result in the remaining net book value of organization costs of $220,513 at December 31, 1998 being expensed on January 1, 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company has financial instruments that are subject to interest rate risk, principally debt obligations under its credit facilities. Historically, the Company has not experienced material gains or losses due to interest rate changes. Based on the Company's current variable rate debt obligations, the Company believes its exposure to interest rate risk is not material.

      The Company is subject to foreign currency exchange rate risk primarily from the operations of its Canadian subsidiary. Based on the size of this subsidiary and the Company's corresponding exposure to changes in the Canadian/U.S. dollar exchange rate, the Company does not consider its market exposure relating to currency exchange to be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

      The information required for this item is included in this Annual Report on Form 10-K on Pages 26 through 56, inclusive, and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The Company believes, and it has been advised by KPMG that KPMG concurs with the Company's belief that during the period of its engagement, the Company and KPMG did not have any disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of KPMG, would have caused it to make reference in connection with its report on the Company's financial statements to the subject matter of the disagreement.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

      Certain information concerning directors and executive officers of the Company is set forth below:

Names of Directors and Executive
Officers(1)                       Age    Positions with the Company
--------------------------------  ---    ---------------------------------------

George R. Anderson (2)            59     Senior Vice President, Director
John L. Forney (3)                36     Chief Financial Officer, Treasurer
James L. Fox                      47     Director
Mark A. Gherardi                  40     Senior Vice President/
                                         Manufacturing/Memorials Division
Jon M. Gregory                    49     President and Chief Operating
                                         Officer/Quarries Division, Director
John E. Keith                     51     President/Memorials Division
Richard C. Kimball                58     Chief Operating Officer/Memorials
                                         Division, Vice Chairman of the Board
                                         of Directors
Kurt M. Swenson                   54     President and Chief Executive Officer,
                                         Chairman of the Board of Directors
Charles M. Waite                  66     Director
Frederick E. Webster, Jr          61     Director

----------

(1) Each executive officer serves for a term of one year (and until his successor is chosen and qualified).
(2) Mr. Anderson resigned as Chief Financial Officer and Treasurer, effective February 1, 1999.
(3) Mr. Forney assumed the position of Chief Financial Officer and Treasurer, effective February 1, 1999.


      George R. Anderson has been a Senior Vice President and a director of the Company since 1984. From 1984 until February 1999, Mr. Anderson was also Chief Financial Officer and Treasurer. Mr. Anderson joined the Company in 1969 as Chief Accountant and subsequently held the position of Controller. He has been a director of the Barre Granite Association and a trustee of the Granite Group Insurance Trust and the Barre Belt Multi-Employer Pension Plan. Mr. Anderson's current term as a director will expire in 1999.

      John L. Forney has been Chief Financial Officer and Treasurer of the Company since February 1999. Prior to assuming that position and since 1996, Mr. Forney was Senior Vice President of Finance at Raymond James & Associates, Inc. From 1994 to 1996, Mr. Forney was a Vice President at Morgan Stanley & Company.

      James L. Fox has been Executive Vice President and General Manager of First Data Investor Services Group, a division of First Data Corporation, since 1989. Mr. Fox has been a director of the Company since October 1997. Mr. Fox's current term as a director of the Company will expire in 2001.

      Mark A. Gherardi has been Senior Vice President/Manufacturing/Memorials Division of the Company since March 1999. Prior to that time and since 1996, Mr. Gherardi was Senior Vice President - Barre and Canada Manufacturing Operations of the Company. Prior to 1996, Mr. Gherardi held various sales and production positions over a 20-year period with Lawson Granite Company.

      Jon M. Gregory has been President and Chief Operating Officer/Quarries Division of the Company since 1993. Mr. Gregory was elected by the Board of Directors to his current directorship in October 1998. Since joining the Company in 1975, Mr. Gregory has served in various positions including Senior Vice President - Memorials Division, Manager of Manufacturing and line production supervisor. Mr. Gregory's current term as a director will expire in 2000.

      John E. Keith has been President/Memorials Division of the Company since October 1997. Prior to that time and since 1989, Mr. Keith was an owner and the President of Keith Monument. From 1965 to 1989, Mr. Keith held various officer positions with Keith Monument.

      Richard C. Kimball has been Chief Operating Officer/Memorials Division of the Company and Vice Chairman of the Company's Board of Directors since 1993, and a director of the Company since 1986. Prior to joining the Company, Mr. Kimball served as a director, principal and President of The Bigelow Company, Inc., a strategic planning and investment banking firm from 1972 until 1993. Mr. Kimball's current term as a director will expire in 2000.

      Kurt M. Swenson has been President, Chief Executive Officer and Chairman of the Board of Directors of the Company since 1984. Prior to the IPO, Mr. Swenson had been the Chief Executive Officer and a director of Swenson Granite Company, Inc. since 1974, and currently serves as non-officer Chairman of the Board of Swenson Granite Company, LLC, a Delaware limited liability company engaged in the granite curb and landscaping business. He is also a director of the American Monument Association, the Funeral and Memorial Information Council, the National Building Granite Quarries Association and Group Polycor International. Mr. Swenson's current term as a director will expire in 2000.

      Charles M. Waite has been a director of the Company since 1985. Since 1989, Mr. Waite has been managing partner of Chowning Partners, a financial consulting firm that provides consulting services to New England companies. Mr. Waite's current term as a director will expire in 2001.

      Frederick E. Webster, Jr., Ph.D. has been a Professor of Management at the Amos Tuck School of Business Administration of Dartmouth College since 1965. He is also a management consultant and lecturer. Dr. Webster serves as a director of Vermont Public Radio and the American Marketing Association. He is also a member of the Corporation of Mary Hitchcock Memorial Hospital. Mr. Webster has been a director of the Company since October 1997. Mr. Webster's current term as a director will expire in 1999.

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth information with respect to the Chief Executive Officer of the Company and each of the four other most highly compensated executive officers of the Company (the "Named Executive Officers") for the year ended December 31, 1998.

                           Summary Compensation Table

                                                                                              Long-Term
                                                                                            Compensation
                                                                    Annual Compensation    --------------   -----------------
----------------------------------------------------------------  ----------------------     Securities         All Other
                 Name and Principal Position             Year       Salary       Bonus       Options(#)      Compensation(1)
                 ---------------------------            ------    ----------   ---------   --------------   -----------------

Kurt M. Swenson                                          1998      $310,320     $36,000          -0-             $1,150
  President, Chief Executive Officer,
  Chairman of the Board of Directors

Richard C. Kimball                                       1998      $210,360     $33,000          -0-             $1,150
  Chief Operating Officer/Memorials Division,
  Vice Chairman of the Board of Directors

George R. Anderson                                       1998      $166,320     $15,000          -0-             $1,150
  Senior Vice President,  Director (2)

Jon M. Gregory                                           1998      $171,920     $22,000          -0-             $1,150
  President and Chief Operating Officer/Quarries
  Division, Director

John E. Keith                                            1998      $169,200     $17,500          -0-             $1,150
  President/Memorials Division

----------
(1) In each case, represents a matching contribution under the Company's 401K plan.
(2) Mr. Anderson resigned as Chief Financial Officer and Treasurer, effective February 1, 1999.

Stock Option Grants

      No grants of stock options were made during the year ended December 31, 1998 by the Company to the Named Executive Officers.

      The following table sets forth information concerning options to purchase Class B Common Stock (except for John E. Keith who has options to purchase Class A Common Stock) held by the Named Executive Officers. The Class B Common Stock is convertible on a share-for-share basis into Class A Common Stock. During 1998, no stock options were exercised by any of the Named Executive Officers. The Company has not granted any stock appreciation rights.

                          Fiscal Year-End Option Values

                                   Number of Securities                Value of Unexercised
                                  Underlying Unexercised               In-The-Money Options
                               Options at December 31, 1998          at December 31, 1998(1)
                            ----------------------------------- ----------------------------------
Name                           Exercisable      Unexercisable     Exercisable      Unexercisable
----                        ----------------- ----------------- ---------------- -----------------
Kurt M. Swenson                  107,500            5,000          $1,236,975        $ 50,650
Richard C. Kimball                82,500            5,000             988,200          52,550
George R. Anderson                65,000           10,000             750,150         105,100
Jon M. Gregory                    55,000           20,000             611,550         210,200
John E. Keith                     25,000           37,500                   0               0

(1) These values are calculated using the $14 1/4 per share closing price of the Class A Common Stock on the Nasdaq(R) National Market on December 31, 1998.

Pension Plans

      The Company maintains a qualified pension plan (the "Pension Plan"), and has entered into non-qualified salary continuation agreements (the "Salary Continuation Agreements") with certain officers of the Company, including the Named Executive Officers listed in the table on the next succeeding page. The Company's Pension Plan is noncontributory and provides benefits based upon length of service and final average earnings. Generally, employees age 21 with one year of continuous service are eligible to participate in the Pension Plan. The annual pension benefits shown for the Pension Plan assume a participant attains age 65 during 1999 and retires immediately. The Employee Retirement Income Security Act of 1974 places limitations on the compensation used to calculate pensions and on pensions which may be paid under federal income tax qualified plans, and some of the amounts shown on the following table may exceed the applicable limitations. Such limitations are not currently applicable to the Salary Continuation Agreements.

      The following table shows the total estimated annual retirement benefits payable upon normal retirement under the Pension Plan for the Named Executive Officers at the specified executive remuneration and years of continuous service.

                               Pension Plan Table

Final Average
Compensation                    15 Years   20 Years    25 Years    30 Years    35 Years
------------                    --------   --------    --------    --------    --------
$125,000......................  $39,274    $52,365     $65,456     $78,547     $78,547
$150,000......................  $47,524    $63,365     $79,206     $95,047     $95,047
$175,000......................  $55,774    $74,365     $92,956     $111,547    $111,547
$200,000......................  $64,024    $85,365     $106,706    $128,047    $128,047
$225,000......................  $72,274    $96,365     $120,456    $144,547    $144,547
$250,000......................  $80,524    $107,365    $134,206    $161,047    $161,047
$275,000......................  $88,774    $118,365    $147,956    $177,547    $177,547
$300,000......................  $97,024    $129,365    $161,706    $194,047    $194,047
$325,000......................  $105,274   $140,365    $175,456    $210,547    $210,547
$350,000......................  $113,524   $151,365    $189,206    $227,047    $227,047

      These calculations are based on the retirement formula in effect as of December 31, 1998, which provides an annual life annuity at age 65 equal to 1.8% of a participant's final five-year average compensation (excluding bonus) plus
 .4% of a participant's final five-year average compensation in excess of social security covered compensation times years of service to a maximum of 30 years. Estimated years of continuous service for each of the Named Executive Officers, as of December 31, 1998 and rounded to the full year, are: Mr. Anderson, 30 years; Mr. Gregory, 23 years; Mr. Keith, 1 year; Mr. Kimball, 6 years; and Mr. Swenson, 15 years.

      In addition, the Company's Salary Continuation Agreements provide for supplemental pension benefits to certain officers of the Company, including the Named Executive Officers listed in the table below. The following table sets forth the supplemental pension benefits for the specified Named Executive Officers under their respective Salary Continuation Agreements.


                                                                 Annual
                                               Total Years     Retirement
                              Annual Base       of Service       Benefit
Name                          Compensation      at Age 65       at Age 65
----                          ------------      ---------       ---------

G. Anderson...............    $166,320              35            35,925
R. Kimball................    $210,360              12            27,347
K. Swenson................    $310,320              26            92,165
J. Gregory................    $171,920              39            41,261

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

Compensation of Directors

      Directors who are not also officers of the Company are paid annual directors' retainers of $5,000, and $250 for each meeting of the Board, including committee meetings. Directors are also eligible for stock option grants under the Company's Amended and Restated 1994 Stock Plan.

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

      The Company also has employment agreements with each of the other Named Executive Officers (such employment agreements being referred to collectively as the "Other Employment Agreements") , each of which provides for an initial five-year employment term commencing on October 24, 1997, the date of consummation of the IPO. The Other Employment Agreements provide for benefits of the type generally provided to key executives of the Company, and for continued payment of salary and benefits over the remainder of the term if the employee's employment is terminated by the Company without Cause (as defined in the Other Employment Agreements). The Other Employment Agreements or related undertakings generally prohibit the employee from competing with the Company during the term of employment and for two years thereafter, and contain customary confidentiality provisions in favor of the Company. As noted above under Item 10, George R. Anderson resigned as the Company's Chief Financial Officer and Treasurer, effective February 1, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of March 25, 1999, certain information with respect to the beneficial ownership of the Common Stock by each (i) director, (ii) executive officer and (iii) beneficial owner of more than 5% of either class of the outstanding Common Stock known to the Company, based on Securities and Exchange Commission filings and other available information, and
(iv) by all directors and executive officers of the Company as a group. The Class B Common Stock is convertible on a share-for-share basis into Class A Common Stock. The Class B Common Stock is entitled to ten votes per share and the Class A Common Stock is entitled to one vote per share.

                                                             Shares of Class B                Shares of Class A
                                                                Common Stock                     Common Stock
                                                             Beneficially Owned               Beneficially Owned
Name and Address of Beneficial Owner(1)                   Number    Percent of Class    Number (2)    Percent of Class (2)
---------------------------------------                   ------    ----------------    ----------    --------------------

Goldman Sachs Group LP(3)
            85 Broad Street
            New York, NY 10004.........................           -         -               507,700          13.0
First Union Corporation (4)
            One First Union Center
            Charlotte, NC 28288-0137...................           -         -               383,700           9.9
Wellington Management Company(5)
            75 State Street
            Boston, MA 02109...........................           -         -               401,200          10.3
J.P. Morgan & Co., Incorporated(6)
            60 Wall Street
            New York, NY 10260.........................           -         -               211,000           5.4
G. Thomas Oglesby, Jr.(7)..............................     263,441       6.9               293,441           5.7
Kurt M. Swenson(8)+....................................   1,023,489      26.8             1,130,989          20.5
Kevin C. Swenson(9)....................................   1,023,489      26.8             1,023,489          18.9
Mark A. Gherardi(10)+..................................     307,573       8.0               307,573           6.5
Robert L. Pope(11).....................................     231,375       6.1               231,375           5.0
Peter A. Friberg (12)..................................     236,375       6.2               236,375           5.1
Richard C. Kimball +...................................      29,126       0.8               111,926           2.5
John E. Keith (13)+....................................           -         -                65,540           1.5
George R. Anderson(14)+................................      65,000       1.7                65,000           1.5
Jon M. Gregory(15)+....................................      30,000         *                84,126           1.9
John L. Forney(16)+....................................           -         *                15,000             *
Charles M. Waite+......................................      29,126         *                30,000             *
James L. Fox(17)+......................................           -         -                12,650             *
Frederick E. Webster, Jr.(18)+.........................           -         -                11,650             *
All directors and executive officers as a group
   (10 persons)........................................   1,484,314      38.8             1,834,454          29.4

----------
+     Executive Officer and/or Director
*     Less than 1%

(1) The business address of each director and executive officer of the Company is c/o Rock of Ages Corporation, 772 Graniteville Road, Graniteville, Vermont 05654.

(2) For each beneficial owner (and directors and executive officers as a group), (i) the number of shares of Class A Common Stock listed includes (or is comprised solely of) a number of shares equal to the number of shares of Class B Common Stock, if any, listed as beneficially owned by such beneficial owner(s) and (ii) the percentage of Class A Common Stock listed assumes the conversion on March 25, 1999 of all shares of Class B Common Stock, if any, listed as beneficially owned by such beneficial owner(s) into Class A Common Stock and also that no other shares of Class B Common Stock beneficially owned by others are so converted.

(3) According to an Amendment No. 1 to Schedule 13G dated February 14, 1999, the shares listed are owned by Goldman Sachs Performance Partners, L.P. and Goldman Sachs Performance Partners (Offshore), L.P., or are owned or may deem to be beneficially owned by Goldman Sachs & Co., a registered broker or dealer and investment advisor.

(4) According to a Schedule 13G dated February 11, 1999, the shares listed are owned by certain subsidiaries of First Union Corporation which are either investment advisors or hold the securities in a fiduciary capacity for their respective customers.

(5) According to an Amendment No. 1 to Schedule 13G dated February 26, 1999, Wellington Management Company LLP, in its capacity as an investment advisor, may be deemed to be the beneficial owner of the listed shares which are held of record its clients.

(6) According to a Schedule 13G dated February 23, 1999, the shares listed are owned by certain bank and investment advisor subsidiaries of J.P. Morgan & Co. Incorporated.

(7) The 263,441 shares of Class B Common Stock listed are owned of record by Missouri Red Quarries, Inc. Missouri Red Quarries, Inc. is 100% owned by
      G. Thomas Oglesby, Jr. who is its President and sole director. Includes 30,000 shares of Class A Common Stock subject to currently exercisable stock options.

(8)   Kurt M. Swenson is the brother of Kevin C. Swenson.

(9)   Kevin C. Swenson is the brother of Kurt M. Swenson.

(10) Includes 60,000 shares of Class B Common Stock subject to currently exercisable stock options.

(11) Includes 60,000 shares of Class B Common Stock subject to currently exercisable stock options.

(12) Includes 60,000 shares of Class B Common Stock subject to currently exercisable stock options.

(13) Includes 25,000 shares of Class A Common Stock subject to currently exercisable stock options.

(14) All 65,000 shares of Class B Common Stock listed are subject to currently exercisable stock options.

(15) All 30,000 shares of Class B Common Stock listed are subject to currently exercisable stock options.

(16) All 15,000 shares of Class A Common Stock listed are subject to currently exercisable stock options.

(17) Includes 11,650 shares of Class A Common Stock subject to currently exercisable stock options.

(18) All 11,650 shares of Class A Common Stock listed are subject to currently exercisable stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In connection with and prior to the IPO, the Company effected a reorganization whereby, among other things, the Company's then parent corporation Swenson Granite Company, Inc. ("Swenson Granite") was merged with and into the Company, with the Company as the surviving corporation, and, immediately prior to such merger, Swenson Granite distributed its curb and landscaping business to its stockholders through a pro rata distribution of all of the member interests in a newly formed limited liability company named Swenson Granite Company LLC ("Swenson LLC"). Kurt M. Swenson, the Company's Chairman, President and Chief Executive Officer, and his brother Kevin C. Swenson, each own approximately 30.3% of Swenson Granite LLC. Certain other executive officers and directors of the Company collectively own approximately 9% of Swenson LLC. Kurt M. Swenson serves as a non-officer Chairman of the Board of Swenson LLC, but has no involvement with its day-to-day operations. Robert Pope, a holder of more than five percent of the Class B Common Stock, is the President and Chief Executive Officer, and owns approximately 5% of Swenson LLC. Neither Kurt M. Swenson nor any other officer of the Company, receives salary, bonus, expenses or other compensation from Swenson LLC, except for any pro rata share of earnings attributable to their ownership interest in Swenson LLC.

      Swenson LLC owns two granite quarries, one in Concord, New Hampshire and another in Woodbury, Vermont. Both have been owned by Swenson LLC (or its predecessor Swenson Granite) for more than 40 years. The Company purchases Woodbury granite from Swenson LLC at the same price Swenson LLC charges its landscape manufacturing operations. Because of the proximity of the Woodbury quarry to Barre, Vermont, the Company provides, and may continue to provide, certain maintenance services and equipment to the Woodbury quarry. Both the Company and Swenson LLC have the right to terminate these services at any time and the Company has no obligation to purchase or continue to purchase Woodbury granite from Swenson LLC. The Company also purchases Concord blocks from Swenson LLC at market prices. The Company's purchases of granite provided by Swenson LLC in 1998 were approximately $579,000. The Company believes these arrangements with Swenson LLC are as favorable, or more favorable, to the Company than would be available from an unrelated party for comparable granite blocks.

      In connection with the Keystone acquisition in 1997, the Company entered into the Supply Agreements with Missouri Red and its subsidiary KGCI. G. Thomas Oglesby, Jr. is the sole owner of Missouri Red and the trustee of a trust for the benefit of his mother and others which hold 100% of KGCI. G. Thomas Oglesby, Jr. is an officer of the Company. The Company believes the terms and conditions of the Supply Agreements are as favorable to the Company as would be available from unrelated suppliers. In 1998, the Company's purchases from Missouri Red were approximately $790,000.

      In connection with the acquisition of Keith Monument in 1997, the Company entered into a five year triple net lease agreement with John E. Keith, who is an executive officer of the Company, and Mr. Keith's nephew, for office buildings and retail locations. The lease provides for, and in 1998 the Company paid, annual rental payments of $120,000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (a) The following documents are filed as part of or are included in this Annual Report on Form 10-K and are incorporated herein by reference:

                  1. The financial statements listed in the Index to Consolidated Financial Statements and Financial Statement Schedule, filed as part of this Annual Report on Form 10-K.

                  2. The financial statement schedule listed in the Index to Consolidated Financial Statements and Financial Statement Schedule, filed as part of this Annual Report on Form 10-K.

                  3. The exhibits listed in the Exhibit Index filed as part of this Annual Report on Form 10- K.

            (b) Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended December 31, 1998.

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES

                                Table of Contents

                                                                            Page

Independent Auditors' Report                                                  27

Consolidated Balance Sheets                                                   28

Consolidated Statements of Operations                                         30

Consolidated Statements of Stockholders' Equity and Comprehensive Income      31

Consolidated Statements of Cash Flows                                         32

Notes to Consolidated Financial Statements                                    34


Supplementary Information:

   Independent Auditors' Report on Supplementary Information                  55

   Schedule II - Valuation and Qualifying Accounts and Reserves               56

                          Independent Auditors' Report

The Board of Directors
Rock of Ages Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Rock of Ages Corporation and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rock of Ages Corporation and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

KPMG LLP




March 12, 1999
Burlington, Vermont

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 1998 and 1997

        Assets                                                          1998             1997
                                                                   --------------   --------------
Current assets:
   Cash and cash equivalents                                       $    4,701,168        8,636,860
   Trade receivables, less allowance for doubtful accounts
      of $2,123,702 in 1998 and $2,231,283 in 1997 (note 3)            14,003,954       12,857,282
   Inventories (notes 2 and 3)                                         24,074,622       16,103,857
   Income taxes receivable                                                585,765               --
   Deferred tax assets (note 6)                                           352,201          352,201
   Other current assets                                                 1,548,658        1,050,565
                                                                   --------------   --------------
        Total current assets                                           45,266,368       39,000,765
                                                                   --------------   --------------
Property, plant and equipment:
   Granite reserves and development costs                              16,461,219       14,445,660
   Land                                                                 6,736,003        3,559,210
   Buildings and land improvements                                     15,302,318       13,147,697
   Machinery and equipment                                             36,328,432       31,758,198
   Furniture and fixtures                                                 960,994          502,263
   Construction-in-process                                                418,823          802,684
                                                                   --------------   --------------
                                                                       76,207,789       64,215,712
   Less accumulated depreciation, depletion and amortization           31,732,945       27,779,698
                                                                   --------------   --------------
        Net property, plant and equipment                              44,474,844       36,436,014
                                                                   --------------   --------------
Other assets:
   Cash surrender value of life insurance, net of loans
       of $95,412 in 1998 and 1997                                      1,426,476        1,175,741
   Names and reputations, less accumulated amortization
      of $771,428 in 1998 and $141,489 in 1997                         29,070,802       15,249,822
   Debt issuance costs, less accumulated amortization
      of $42,436 in 1998 and $7,753 in 1997                               195,495           82,691
   Organization costs, less accumulated amortization of
      $77,634 in 1998 and $40,930 in 1997                                 220,513          263,809
   Deferred tax assets (note 6)                                           110,321          375,904
   Intangible pension asset (note 8)                                      218,888          194,036
   Investment in affiliated company (note 5)                              130,627          130,627
   Other investments                                                      342,551          330,127
   Other                                                                  436,241           91,764
                                                                   --------------   --------------
        Total other assets                                             32,151,914       17,894,521
                                                                   --------------   --------------
        Total assets (note 4)                                      $  121,893,126       93,331,300
                                                                   ==============   ==============

See accompanying notes to consolidated financial statements.

        Liabilities and Stockholders' Equity                             1998           1997
                                                                    -------------   ------------
Current liabilities:
   Borrowings under lines of credit (note 3)                       $    6,686,656      1,328,480
   Current installments of long-term debt (note 4)                        802,685        383,676
   Trade payables                                                       2,674,139      2,100,946
   Accrued expenses                                                     3,478,280      3,012,322
   Due to related parties (note 10)                                         4,412         55,442
   Income taxes payable                                                        --        275,171
   Deferred income                                                             --        400,000
   Customer deposits                                                    5,099,963      2,707,970
                                                                    -------------   ------------
        Total current liabilities                                      18,746,135     10,264,007

Long-term debt, excluding current installments (note 4)                12,879,661        974,570
Deferred compensation (note 8)                                          3,691,899      3,721,297
Accrued pension cost (note 8)                                              34,092             --
Accrued postretirement benefit cost (note 8)                              569,645        527,514
Other                                                                     135,000             --
                                                                    -------------   ------------
        Total liabilities                                              36,056,432     15,487,388
                                                                    -------------   ------------
Commitments (note 7)

Stockholders' equity (note 9):
   Preferred stock - $.01 par value;
      2,500,000 shares authorized
      No shares issued and outstanding
   Common stock - Class A, $.01 par value;
      30,000,000 shares authorized
      3,896,178 shares issued and outstanding in 1998
        and 3,800,641 shares in 1997                                       38,962         38,007
   Common stock - Class B, $.01 par value;
      15,000,000 shares authorized
      3,484,957 shares issued and outstanding in 1998
        and 3,487,957 shares in 1997, convertible into
        equivalent shares of Class A common stock                          34,849         34,879
   Additional paid-in capital                                          69,350,225     68,277,394
   Retained earnings                                                   16,897,906      9,661,879
   Accumulated other comprehensive income                                (485,248)      (168,247)
                                                                    -------------   ------------
        Total stockholders' equity                                     85,836,694     77,843,912
                                                                    -------------   ------------
        Total liabilities and stockholders' equity                 $  121,893,126     93,331,300
                                                                    =============   ============

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Years ended December 31, 1998, 1997 and 1996

                                                           1998            1997             1996
                                                      -------------   -------------    -------------
Net revenues                                         $   82,745,780      54,207,117       44,668,851

Cost of revenues                                         52,324,812      38,100,903       31,262,530
                                                      -------------   -------------    -------------

        Gross profit                                     30,420,968      16,106,214       13,406,321

Selling, general and administrative expenses             20,371,776      11,035,768        9,131,459
                                                      -------------   -------------    -------------

        Income from operations                           10,049,192       5,070,446        4,274,862

Interest expense                                            510,341       1,576,477        1,723,355
                                                      -------------   -------------    -------------

        Income before provision for income taxes          9,538,851       3,493,969        2,551,507

Provision for income taxes (note 6)                       2,302,824         849,036          643,343
                                                      -------------   -------------    -------------

        Net income                                   $    7,236,027       2,644,933        1,908,164
                                                      =============   =============    =============

Net income per share - basic                         $          .98             .62              .55
Net income per share - diluted                       $          .91             .53              .45

Weighted average number of common shares
   outstanding - basic                                    7,349,371       4,289,858        3,499,998
Weighted average number of common shares
   outstanding - diluted                                  7,984,094       4,997,229        4,207,825

See accompanying notes to consolidated financial statements.

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                  Years ended December 31, 1998, 1997 and 1996

                                   Number of Shares
                                Issued and Outstanding
                               -------------------------
                                Class A         Class B
                                Common          Common         Class A        Class B       Additional
                                 Stock           Stock         Common         Common         Paid-In         Retained
                                (shares)       (shares)        Stock          Stock          Capital         Earnings
                               ----------     ----------    ------------   ------------    ------------    ------------
Balance
at December 31, 1995                   --      3,499,998    $         --   $     35,000    $  5,593,843    $  9,827,918

   Comprehensive income:
     Net income                        --             --              --             --              --       1,908,164
    Cumulative
      translation
      adjustment                       --             --              --             --              --              --

   Total comprehensive
     income
                               ----------     ----------    ------------   ------------    ------------    ------------
Balance
at December 31, 1996                   --      3,499,998              --         35,000       5,593,843      11,736,082

   Comprehensive income:
     Net income                        --             --              --             --              --       2,644,933
     Cumulative
       translation
       adjustment                      --             --              --             --              --              --

   Total comprehensive
     income

   Dividends                           --             --              --             --              --      (1,069,136)
   Swenson merger
     (note 17)                         --             --              --             --              --      (3,650,000)
   Issuance of stock
     (note 15)                  3,708,750       (275,482)         37,088         (2,755)     57,088,177              --

   Acquisitions (note 16)          91,891        263,441             919          2,634       5,595,374              --
                               ----------     ----------    ------------   ------------    ------------    ------------
Balance
at December 31, 1997            3,800,641      3,487,957          38,007         34,879      68,277,394       9,661,879

  Comprehensive income:
     Net income                        --             --              --             --              --       7,236,027
     Cumulative
       translation
       adjustment                      --             --              --             --              --              --
     Minimum liability
       adjustment                      --             --              --             --              --              --

   Total comprehensive
      income

   Conversion of
     common stock                   5,000         (5,000)             50            (50)             --              --
   Exercise of options                 --          2,000              --             20           7,460              --
   Purchase of options                 --             --              --             --        (381,200)             --
    Acquisitions (note 16)         90,537             --             905             --       1,446,571              --
                               ----------     ----------    ------------   ------------    ------------    ------------
Balance
at December 31, 1998            3,896,178      3,484,957    $     38,962   $     34,849    $ 69,350,225    $ 16,897,906
                               ==========     ==========    ============   ============    ============    ============

                            Accumulated
                               Other           Total
                            Comprehensive   Stockholders'
                               Income          Equity
                            ------------    ------------
Balance
at December 31, 1995        $     22,445    $ 15,479,206

   Comprehensive income:
     Net income                       --       1,908,164
    Cumulative
      translation
      adjustment                 (15,884)        (15,884)

   Total comprehensive
     income                                    1,892,280
                            ------------    ------------
Balance
at December 31, 1996               6,561      17,371,486

   Comprehensive income:
     Net income                       --       2,644,933
     Cumulative
       translation
       adjustment               (174,808)       (174,808)

   Total comprehensive
     income                                    2,470,125

   Dividends                          --      (1,069,136)
   Swenson merger
     (note 17)                        --      (3,650,000)
   Issuance of stock
     (note 15)                        --      57,122,510

   Acquisitions (note 16)             --       5,598,927
                            ------------    ------------
Balance
at December 31, 1997            (168,247)     77,843,912

  Comprehensive income:
     Net income                       --       7,236,027
     Cumulative
       translation
       adjustment               (286,259)       (286,259)
     Minimum liability
       adjustment                (30,742)        (30,742)

   Total comprehensive
      income                                   6,919,026

   Conversion of
     common stock                     --              --
   Exercise of options                --           7,480
   Purchase of options                --        (381,200)
    Acquisitions (note 16)            --       1,447,476
                            ------------    ------------
Balance
at December 31, 1998        $   (485,248)   $ 85,836,694
                            ============    ============


See accompanying notes to consolidated financial statements.

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 1998, 1997 and 1996

                                                                             1998                1997                1996
                                                                      ----------------     ----------------    ----------------
Cash flows from operating activities:
    Net income                                                        $      7,236,027            2,644,933           1,908,164
    Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
       Depreciation, depletion and amortization                              3,308,377            2,106,642           1,846,298
       Increase in cash surrender value of life insurance                     (149,685)            (105,713)           (165,130)
       Loss (gain) on sale of property, plant and equipment                     34,078              (40,612)             (5,500)
       Loss in income of affiliated company                                     --                  130,341             160,661
       Deferred taxes                                                          207,044              (79,658)             16,486
       Changes in operating assets and liabilities:
         Decrease (increase) in trade receivables                              538,321             (152,923)          2,231,586
         Decrease (increase) in due to/from related parties                    (31,030)              38,872          (1,291,967)
         Increase in inventories                                            (3,996,110)          (1,034,738)         (1,081,430)
         Decrease (increase) in other current assets                           241,015             (376,363)           (131,461)
         Increase in intangible pension asset                                  (24,852)            (100,618)            (93,418)
         Decrease (increase) in other assets                                    26,462              (59,108)           (193,401)
         Decrease in trade payables                                           (716,437)            (996,628)           (236,244)
         Increase (decrease) in accrued expenses                              (607,247)            (309,864)            301,154
         Increase (decrease) in income taxes payable/receivable               (941,723)            (199,708)             69,302
         Increase (decrease) in customer deposits                           (1,090,054)            (238,225)            689,929
         Increase (decrease) in deferred compensation                          (29,398)             217,207             271,996
         Decrease in deferred income                                          (400,000)            (400,000)           (400,000)
         Increase (decrease) in accrued pension cost                            34,092           (1,504,512)              2,188
         Increase in accrued postretirement benefit cost                        42,131               20,576                  --
                                                                      ----------------     ----------------    ----------------
         Net cash provided by (used in) operating activities                 3,681,011             (440,099)          3,899,213
                                                                      ----------------     ----------------    ----------------
Cash flows from investing activities:
    Purchases of property, plant and equipment                              (3,462,286)          (4,100,519)         (1,648,505)
    Proceeds from sale of property, plant and equipment                         40,725              136,959              14,476
    Decrease (increase) in other investments                                   (12,424)              56,340              49,753
    Acquisitions, net of cash acquired                                     (20,451,341)         (19,124,100)           (238,310)
                                                                      ----------------     ----------------    ----------------
         Net cash used in investing activities                             (23,885,326)         (23,031,320)         (1,822,586)
                                                                      ----------------     ----------------    ----------------
Cash flows from financing activities:
    Net borrowings (repayments) under lines of credit                        5,358,176           (2,171,957)            920,578
    Increase in debt issuance costs                                           (147,398)             (66,215)            (36,415)
    Increase in organization costs                                              (9,717)            (234,765)           (172,689)
    Proceeds from long-term debt                                            12,000,000                   --             122,082
    Principal payments on long-term debt                                      (327,016)         (23,181,796)         (4,126,635)
    Net stock option transactions                                             (373,720)                  --                  --
    Proceeds from issuance of common stock, net of fees                             --           57,122,510                  --
                                                                      ----------------     ----------------    ----------------
         Net cash provided by (used in) financing activities                16,500,325           31,467,777          (3,293,079)
                                                                      ----------------     ----------------    ----------------
Effect of exchange rate changes on cash                                       (231,702)            (122,554)            (15,026)
                                                                      ----------------     ----------------    ----------------
         Net increase (decrease) in cash and cash equivalents               (3,935,692)           7,873,804          (1,231,478)

Cash and cash equivalents, beginning of year                                 8,636,860              763,056           1,994,534
                                                                      ----------------     ----------------    ----------------
Cash and cash equivalents, end of year                                $      4,701,168            8,636,860             763,056
                                                                      ================     ================    ================
Supplemental cash flow information:
    Cash paid during the year for:
       Interest                                                       $        432,257            1,576,477           1,520,420
       Income taxes                                                          3,203,313              982,262             742,626

See accompanying notes to consolidated financial statements.

               ROCK OF AGES CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Cash Flows

Supplemental non-cash investing and financing activities: See Note 16 for non-cash activities relating to the acquisitions.

    During 1998, the Company adjusted goodwill and income tax payable for the 1997 acquisitions in the amount of $163,439 upon filing of final tax returns.

    During 1997, the Company dividended certain assets of $1,069,136 to a related party, converted 275,482 shares of Class B common stock into Class A common stock, and incurred a capital lease obligation of $555,687 in exchange for property, plant and equipment.
    See Note 17 for non-cash activities relating to the Swenson merger.

                                                                            1998                 1997                1996
                                                                      ----------------     ----------------    ----------------
Acquisitions:
    Assets acquired                                                   $     29,187,584           40,345,902             625,416
    Liabilities assumed and issued                                          (6,664,933)         (13,271,975)           (387,106)
    Common stock issued                                                     (1,447,476)          (5,598,927)                 --
                                                                      ----------------     ----------------    ----------------
    Cash paid                                                               21,075,175           21,475,000             238,310
    Less cash acquired                                                        (623,834)          (2,350,900)                 --
                                                                      ----------------     ----------------    ----------------
       Net cash paid for acquisitions                                 $     20,451,341           19,124,100             238,310
                                                                      ================     ================    ================

See accompanying notes to consolidated financial statements.

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996

(1)  Summary of Significant Accounting Policies

     Rock of Ages Corporation and Subsidiaries (the "Company") is an integrated quarrier, manufacturer, wholesaler and retailer of granite and products manufactured from granite.

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

     (d) Depreciation, Depletion and Amortization

         Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line and declining balance methods, based upon the following estimated useful lives:

                  Buildings and land improvements           5 to 40 years
                  Machinery and equipment                   3 to 20 years
                  Furniture and fixtures                    5 to 12 years

         Depreciation expense amounted to $2,547,300, $1,720,810 and $1,659,160 in 1998, 1997 and 1996, respectively, which includes depreciation related to equipment under capital leases.

         Cost depletion and amortization of granite reserves and development costs is provided by charges to operations based on cubic feet produced in relation to estimated reserves of the property. Cost depletion and amortization charged to operations amounted to $58,080, $66,906 and $54,013 in 1998, 1997 and 1996, respectively.

     (e) Foreign Currency Translation

         The Company translates the accounts of its foreign subsidiary in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation, under which all assets and liabilities are translated at the rate of exchange in effect at year end. Revenue and expense accounts are translated using weighted average exchange rates in effect during the year. Gains or losses from foreign currency translation are charged to accumulated other comprehensive income which is included in stockholders' equity in the accompanying consolidated balance sheets.


                                      34                             (Continued)

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996

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

         The Company intends to reinvest the unremitted earnings of its non-U.S. subsidiaries and postpone their remittance indefinitely. Accordingly, no provision for U.S. income taxes was required on such earnings during the three years ended December 31, 1998.

     (g) Names and Reputations

         Names and reputations, essentially goodwill, was recorded as a result of acquisitions and is being amortized over 40 years using the straight-line method. Amortization expense amounted to $615,389 in 1998, $111,039 in 1997 and $30,450 in 1996. The Company assesses the recoverability of this intangible asset by determining whether the amortization over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of names and reputations will be impacted if estimated future operating cash flows are not achieved.

     (h) Debt Issuance Costs

         Debt issuance costs are amortized using the straight-line method over the term of the related borrowing. Amortization expense amounted to $34,595, $131,046 and $70,141 in 1998, 1997 and 1996, respectively.

     (i) Organization Costs

         Organization costs are amortized using the straight-line method over 60 months. Amortization expense amounted to $53,013, $76,841 and $32,534 in 1998, 1997 and 1996, respectively.

     (j) Investments

         Investments consist of certificates of deposit with initial terms of six years with maturities through 1999. Certificates of deposit are valued at cost plus accrued interest.


                                       35                            (Continued)

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996

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

         Conversion - Class A common stock has no conversion rights. Class B common stock is convertible into Class A common stock, in whole or in part, at any time and from time to time at the option of the holder on the basis of one share of Class A common stock for each share of Class B common stock converted. Each share of Class B common stock will also automatically convert into one share of Class A common stock upon transfer to any person or entity other than a Permitted Transferee, as defined in the Company's Amended and Restated Certificate of Incorporation.

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


                                      36                             (Continued)

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996

         The quarry division recognizes revenue from sales of granite blocks when the customer is invoiced for the block. At that time, the block is removed from the Company's inventory, the customer's name is printed on the block, and title and risk of ownership passes to the buyer. In many cases, granite blocks owned by customers remain on the Company's property for varying periods of time after title passes to the buyer. Payment terms are less 5% 30 days, net 30 days, except the December terms described below. Sales of the Company's blocks are FOB quarry and the Company retains the obligation to load customer's blocks on trucks. At its Barre, Vermont location, sales are FOB Barre, Vermont and the Company retains a delivery obligation on the Company's trucks to block customers in Barre. The customer may take delivery at any time determined by the customer, but all invoices must be paid in accordance with their terms when due whether or not the customer requests delivery.

         The Company considers the earnings process substantially complete despite the Company's obligations to load the blocks, and, in the case of its Barre customers, deliver the blocks, because the cost of delivery service is inconsequential (less than 3%) in relation to the selling price. Further, under industry terms of trade, title passes and the payment obligation is established when the block is identified to a particular transaction.

         In December each year, the Company provides special 90 day payment terms at its Barre quarries for all block purchased in the month of December. The reason for this is that the Barre quarries are closed from mid-December through mid-March. The customer's manufacturing plants remain open during most of this period, and most prefer to assure they own blocks of a size and quality selected by them prior to the closure. All blocks purchased in December on deferred payment terms are invoiced on or about December 31 and removed from the Company's inventory with title passing to the buyer. Payment terms are one-third of the invoice amount on January 15, one-third on February 15, and one-third on March 15. The program provides essentially the normal 30 day payment terms during the months when the quarry is closed notwithstanding the customer's purchase of a three months supply in December. Customers need not use these terms and may buy from inventory during the closure period on a first come first served basis with normal 30 day terms.

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

     (p) Stock-Based Employee Compensation

         The Company uses the intrinsic value based method per Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, for all of its stock-based employee compensation arrangements.


                                      37                             (Continued)

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996

     (q) Pension and Other Postretirement Plans

         On January 1, 1998, the Company adopted SFAS No. 132, Employers' Disclosures about Pension and Other Postretirement Benefits. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 does not change the method of accounting for such plans.

     (r) Net Income Per Share

         Net income per share, or basic earnings per share, is computed by dividing earnings available for common shares by the weighted average number of common shares outstanding during each year. Net income per share - diluted, or diluted earnings per share, is computed by dividing earnings available for common shares by the weighted average number of common shares outstanding during each year, adjusted to include the additional number of common shares that would have been outstanding if the dilutive potential common shares had been issued. Potential common shares are not included in the diluted earnings per share calculations where the effect of their inclusion would be antidilutive.

     (s) Comprehensive Income

         On January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income, a cumulative translation adjustment, and a minimum liability adjustment and is presented in the consolidated statements of stockholders' equity and comprehensive income. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

     (t) Reclassifications

         Certain reclassifications have been made to 1997 in order to conform to the 1998 presentation.

(2)  Inventories

     Inventories consist of the following at December 31, 1998 and 1997:

                                                      1998            1997
                                                  ------------    -----------

       Raw materials                              $ 9,814,621      9,013,974
       Work-in-process                              5,724,011      2,261,444
       Finished goods and supplies                  8,535,990      4,828,439
                                                  ------------   -----------
                                                  $ 24,074,622    16,103,857
                                                  ============   ===========


                                      38                             (Continued)

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996

(3)  Lines of Credit

     The Company's financing with the CIT Group/Business Credit, Inc. provides for an acquisition term loan line of credit of $25 million and a revolving credit facility of an additional $25 million. Effective July 1, 1998, 50% of each facility has been assigned to the Bank of Boston, consistent with the initial agreement. Such loans and advances under the revolving credit facility shall be in amounts up to 75% of the outstanding eligible accounts receivable of the Company and 50% of the aggregate value of eligible inventory of the Company; however, advances against eligible inventory may not exceed $12,500,000 at any one time. The acquisition term loans are limited to two per calendar quarter and must be at least $1,000,000 each. The interest rate on this agreement is based on a formula of prime less .50%, or at the Company's election, the sum of 1-3/4% plus LIBOR. However, if the Company chooses the latter option, the elections must be in multiples of $1,000,000, and no more than four LIBOR elections may be in effect at any one time. Fees include a one time fee of $125,000, a line of credit fee of $4,167 per month and a collateral management fee of $1,000 per month. Amounts outstanding as of December 31, 1998 were $6,379,511 and $12,000,000 on the revolving credit facility and term loan line of credit, respectively. The weighted average interest rate was 7.96% on the revolving credit facility in 1998. As of December 31, 1997, both credit lines were unused and available in their entirety.

     A subsidiary of the Company also has a line of credit agreement with a lending institution. Under the terms of this agreement, a maximum of approximately $2,400,000 may be advanced based on percentages of eligible accounts receivable, eligible inventory, and tangible fixed assets. The line of credit agreement will be reviewed at least annually for any revisions to the agreement, bears interest at the Canadian prime rate plus 3/4%, and is secured by substantially all assets of the subsidiary. Amounts outstanding as of December 31, 1998 and 1997 were $307,145 and $1,328,480, respectively. The weighted average interest rates were 7.35% and 7.02% in 1998 and 1997, respectively.

(4)  Long-Term Debt

     Long-term debt at December 31, 1998 and 1997 consists of the following:

                                                                                           1998                1997
                                                                                       ------------        ------------
       Note payable - Dutton, interest at 6%, payable in monthly principal and
          interest payments of $674, unsecured, due December 2003                       $  34,860              40,662
       Note payable - Plante, interest at 8.0%, payable in monthly payments of
          $2,593 beginning February 2001, unsecured, due January 2021                     310,000             310,000
       Note payable - bank, interest at prime plus 1.5%, payable in monthly installments of $544 plus interest, due November 2001, secured
          by property                                                                      18,516              26,802
       Obligation under capital lease, interest at 7.99%, payable in monthly installments of $1,505 plus interest, due December 2000,
          secured by equipment                                                             48,163              66,096
       Obligation under capital lease, interest at 7.89%, payable in monthly
          installments of $10,276, due June 2001, secured by equipment                    384,909             507,139


                                      39                             (Continued)

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996

                                                                                       1998          1997
                                                                                   -----------   -----------
       Note payable - Anderson, payable with granite inventory at a set sales price of $14.50 per cubic foot at maximum sales of 1,500 cubic feet
          per month                                                                $   342,227       407,547
       Note payable - Chrysler Financial, interest at 2.9%, payable in monthly installments of $598, due December 2001,
          secured by equipment                                                          20,045            --
       Note payable - GMAC, interest at 4.9%, payable in monthly installments of
          $439, due February 2002, secured by equipment                                 15,440            --
       Note payable - GMAC, interest at 2.9%, payable in monthly installments of
          $716, due October 2002, secured by equipment                                  31,157            --
       Note payable - Harold, interest at 10%, payable in monthly installments of $4,366, due June 2001, secured by property
          and equipment                                                                115,465            --
       Term loan, interest at 6.97% (see note 3), due December 2002,
          secured by substantially all assets of the Company                        12,000,000            --
       Note payable - PNC, interest at 8.95%, payable in monthly installments of
          $334, due July 2001, secured by equipment                                      9,220            --
       Note payable - Ford Motor Credit, interest at 9.2%, payable in monthly
          installments of $480, due July 1999, secured by equipment                      3,264            --
       Notes payable - assumed at acquisition and paid in full in 1999                 349,080            --

                                                                                    13,682,346     1,358,246
       Less current installments                                                       802,685       383,676
                                                                                   -----------   -----------
       Long-term debt, excluding current installments                              $12,879,661       974,570
                                                                                   ===========   ===========

     Future maturities of the December 31, 1998 long-term debt are as follows:

                                                                                   Obligations       Other
                                                                                      Under        Long-Term
           Year ended December 31:                                                Capital Lease       Debt
                                                                                  -------------    ---------
                    1999                                                            $  141,364       691,571
                    2000                                                               158,823       166,835
                    2001                                                               191,494        64,255
                    2002                                                                    --    12,021,818
                    2003                                                                    --        15,464
                    Thereafter                                                              --       289,331

                                                                                       491,681    13,249,274
                                                                                                 ===========
          Interest included in obligations under capital lease                          58,609
                                                                                   -----------
                                                                                    $  433,072
                                                                                   ===========


                                      40                             (Continued)

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996

     The cost of the equipment under capital leases was $742,554 and $794,482 and related accumulated depreciation was $107,760 and $39,831 as of December 31, 1998 and 1997, respectively.

     The financing agreements with banks contain various restrictive covenants with respect to the maintenance of financial ratios, capital additions, and other items. As of December 31, 1998 all covenants have been complied with or waived by the banks.

(5)  Investment in Affiliated Company

     Investment in affiliated company, accounted for under the equity method, at December 31, 1998 and 1997 consists of the Company's 50% equity interest in Rock of Ages of Asia.

     The Company has recorded losses on its investment in Rock of Ages Asia of $0, $87,326 and $160,661 in 1998, 1997 and 1996, respectively. Net revenues with Rock of Ages Asia were $0, $2,161,891 and $837,842 in 1998, 1997 and 1996, respectively. Trade receivables due from Rock of Ages Asia were $662,659 and $1,113,549 as of December 31, 1998 and 1997, respectively.

(6)  Income Taxes

     A summary of the significant components of the provision for income taxes for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                             1998         1997          1996
                                         -----------  ------------  ------------

       Current                           $2,095,780       922,016      626,857
       Deferred                             207,044       (72,980)      16,486
                                         ----------     ---------    ---------
                 Total                   $2,302,824       849,036      643,343
                                         ==========     =========    =========

     Included in income before provision for income taxes is foreign income
     (loss) of $1,346,338, $379,736 and ($303,374) for the years ended December 31, 1998, 1997 and 1996, respectively.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:

                                                                             1998           1997
                                                                         -----------    -----------
       Deferred tax assets:
          Accrued pension, accrued postretirement benefit cost
             and deferred compensation                                   $ 1,590,080      1,050,131
          Allowance for doubtful accounts                                    615,273        499,980
          Accrued expenses                                                   147,863        109,766
          Deferred income                                                         --        111,200
          Inventories, principally due to additional costs inventoried
             for tax purposes pursuant to the Tax Reform Act of 1986         546,376        410,922
          Other assets                                                       492,500      1,295,252
                                                                         -----------    -----------
          Total gross deferred tax assets                                  3,392,092      3,477,251
          Less valuation allowance                                        (1,158,339)    (1,520,183)
                                                                         -----------    -----------
          Total net deferred tax assets                                    2,233,753      1,957,068
                                                                         -----------    -----------


                                      41                             (Continued)

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996

                                                        1998            1997
                                                    ------------    ------------
       Deferred tax liabilities:
          Quarry development                        $  (657,235)      (412,169)
          Names and reputations                        (204,693)            --
          Other liabilities                            (909,303)      (816,794)
                                                    -----------     ----------
          Total gross deferred tax liabilities       (1,771,231)    (1,228,963)
                                                    -----------     ----------
          Net deferred tax assets                   $   462,522        728,105
                                                    ===========     ==========

     SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

     Deferred tax assets and liabilities have been computed utilizing a tax rate of 39.3% and 27.8% for 1998 and 1997, respectively. The deferred tax rate used prior to 1998 reflected the Company being subjected to only a 20% Federal alternative minimum tax rate, as the Company was generating minimum tax credits in those years.

     The reconciliation of differences between the statutory U.S. federal income tax rate and the Company's effective tax rate follows:

                                              1998       1997       1996
                                            --------   --------   --------

       U.S. statutory rate                    34.0%      34.0%      34.0%
       State taxes                             5.3        6.0        6.1
       Names and reputations amortization      1.6        0.0        0.0
       Minimum tax credits                    (2.3)       0.0        0.0
       Other, primarily tax depletion        (14.5)     (15.7)     (14.9)
                                            ------     ------     ------
       Effective tax rate                     24.1%      24.3%      25.2%
                                            ======     ======     ======

     The Company has approximately $2 million in minimum tax credits which may be carried forward indefinitely.

(7)  Leases

     The Company has several noncancellable operating leases for vehicles, equipment and office space which expire over the next five years. Rental expense for all operating leases was $596,912, $207,646 and $161,607 during 1998, 1997 and 1996, respectively. Rental expense includes amounts for related party operating leases of $320,330, $29,500 and $0 in 1998, 1997 and 1996, respectively.


                                      42                            (Continued)

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996

     Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

           Year ended December 31:              Related Party    Other
           -----------------------              -------------  ---------

                   1999                         $   560,220      373,960
                   2000                             543,649      231,487
                   2001                             541,949      126,046
                   2002                             516,816       95,650
                   2003                             255,401       49,977
                   Thereafter                       200,750       17,600
                                                  ---------    ---------
                                                $ 2,618,785      894,720
                                                  =========    =========

     The Company also acts as the lessor of various parcels of land. Rental income was $36,031, $32,133 and $32,210 in 1998, 1997 and 1996,
     respectively. Future minimum rentals to be received under noncancellable leases are as follows:

           Year ended December 31:
           -----------------------
                   1999                         $    34,952
                   2000                              32,527
                   2001                              31,927
                   2002                              19,827
                   2003                              16,227
                   Thereafter                        12,150
                                                  ---------
                                                $   147,610
                                                  =========
(8)  Pension and Other Benefits

     The Company has a defined pension plan covering substantially all of its Vermont based non-union employees. The benefits are based on years of service and the employee's compensation. The cost of this program is being funded currently.

     The Company has a salary continuation plan which covers certain employees who have deferred compensation agreements with the Company. The Company measures the costs of its obligations based on actuarial estimates. The net periodic costs are recognized as employees render the necessary services to earn the deferred compensation benefits.

     The Company also sponsors a defined benefit postretirement health care plan for certain early retirees and defined benefit postretirement group life insurance plans for all Vermont based union and non-union employees. The Company measures the costs of its obligation based on actuarial estimates. The net periodic costs are recognized as retirees and employees render the services necessary to earn the postretirement benefits.


                                      43                             (Continued)

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996

                                                               Non-Union                        Deferred
                                                            Pension Benefits             Compensation Benefits
                                                          1998            1997            1998            1997
                                                      ------------    ------------    ------------    ------------
     Change in benefit obligation:
     Benefit obligation at beginning of year          $ 16,359,506      15,045,099       1,585,088       1,445,083
     Service cost                                          451,249         387,461          84,815          67,366
     Interest cost                                       1,146,229       1,098,197         111,725          99,859
     Amendments                                         (1,108,710)             --              --         (44,390)
     Actuarial (gain)/loss                                 881,772         661,895         100,226         155,656
     Benefits paid                                        (910,431)       (833,146)        (88,100)       (138,486)
                                                      ------------    ------------    ------------    ------------
     Benefit obligation at end of year                $ 16,819,615      16,359,506       1,793,754       1,585,088
                                                      ------------    ------------    ------------    ------------

     Change in plan assets:
     Fair value of plan assets at beginning of year   $ 14,670,887      11,277,530              --              --
     Actual return on plan assets                        1,723,826       1,922,656              --              --
     Employer contribution                                 649,588       2,303,847          88,100         138,486
     Spin-off (note 17)                                   (458,445)             --              --              --
     Benefits paid                                        (910,431)       (833,146)        (88,100)       (138,486)
                                                      ------------    ------------    ------------    ------------
     Fair value of plan assets at end of year         $ 15,675,425      14,670,887              --              --
                                                      ------------    ------------    ------------    ------------


     Funded status                                    $ (1,144,190)     (1,688,619)     (1,793,754)     (1,585,088)
     Unrecognized net actuarial (gain)/loss               (732,885)     (1,135,787)        202,768         102,542
     Unrecognized prior service cost                     1,364,837       2,032,632         195,610         219,873
     Unrecognized transition obligation                    478,146         791,774          23,278          29,443
                                                      ------------    ------------    ------------    ------------
     Net amount recognized                            $    (34,092)             --      (1,372,098)     (1,233,230)
                                                      ------------    ------------    ------------    ------------
     Amounts recognized in the consolidated
     balance sheet consist of:
       Accrued benefit liability                      $    (34,092)             --      (1,621,728)     (1,427,266)
       Intangible asset                                         --              --         218,888         194,036
       Minimum liability adjustment                             --              --          30,742              --
                                                      ------------    ------------    ------------    ------------
     Net amount recognized                            $    (34,092)             --      (1,372,098)     (1,233,230)
                                                      ------------    ------------    ------------    ------------

     Weighted-average assumptions as of December 31:
     Discount rate                                            6.75%           7.25%           6.75%           7.25%
     Expected return on plan assets                           9.00%           9.00%
     Rate of compensation increase                            5.50%           5.50%           4.50%           4.50%


                                                            Other Benefits
                                                         1998            1997
                                                     ------------    ------------
     Change in benefit obligation:
     Benefit obligation at beginning of year            1,670,595       1,653,506
     Service cost                                          22,159          13,619
     Interest cost                                        117,122         117,876
     Amendments                                                --              --
     Actuarial (gain)/loss                                131,324          53,316
     Benefits paid                                       (158,598)       (167,722)
                                                     ------------    ------------
     Benefit obligation at end of year                  1,782,602       1,670,595
                                                     ------------    ------------

     Change in plan assets:
     Fair value of plan assets at beginning of year            --              --
     Actual return on plan assets                              --              --
     Employer contribution                                158,598         167,722
     Spin-off (note 17)                                        --              --
     Benefits paid                                       (158,598)       (167,722)
                                                     ------------    ------------
     Fair value of plan assets at end of year                  --              --
                                                     ------------    ------------


     Funded status                                     (1,782,602)     (1,670,595)
     Unrecognized net actuarial (gain)/loss               265,919         132,907
     Unrecognized prior service cost                           --              --
     Unrecognized transition obligation                   947,038       1,010,174
                                                     ------------    ------------
     Net amount recognized                               (569,645)       (527,514)
                                                     ------------    ------------
     Amounts recognized in the consolidated
     balance sheet consist of:
       Accrued benefit liability                         (569,645)       (527,514)
       Intangible asset                                        --              --
       Minimum liability adjustment                            --              --
                                                     ------------    ------------
     Net amount recognized                               (569,645)       (527,514)
                                                     ------------    ------------

     Weighted-average assumptions as of December 31:
     Discount rate                                           6.75%           7.25%
     Expected return on plan assets
     Rate of compensation increase

     For measurement purposes, a 7 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998. The rate was assumed to decrease gradually to 4 percent for 2001 and remain at that level thereafter.


                                      44                             (Continued)

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996

                                                                                                        Deferred
                                                    Non-Union Pension Benefits                    Compensation Benefits
                                        --------------------------------------------    ---------------------------------------
                                           1998(1)            1997           1996           1998          1997          1996
                                        -----------       -----------    -----------    -----------   -----------   -----------
     Components of net
     periodic benefit cost:
       Service cost                     $   451,249           387,461        392,429         84,815        67,366        56,108
       Interest cost                      1,146,229         1,098,197      1,042,864        111,725        99,859        98,386
       Expected return on
         plan assets                     (1,283,875)       (1,005,314)      (884,624)            --            --            --
       Amortization of
         prior service cost                 173,318           177,220        177,220         24,263        24,263        25,032
       Amortization of
         transition obligation              138,644           141,771        141,771          6,165          6,165         6,360
       Recognized net
         actuarial (gain)/loss                   --                --             --             --            --            --
                                        -----------       -----------    -----------    -----------   -----------   -----------
     Net periodic benefit
     cost                               $   625,565           799,335        869,660        226,968       197,653       185,886
                                        -----------       -----------    -----------    -----------   -----------   -----------
                                        -----------       -----------    -----------    -----------   -----------   -----------


                                                Other Benefits
                                  -----------------------------------------
                                      1998           1997           1996
                                  -----------    -----------    -----------
     Components of net
     periodic benefit cost:
       Service cost                    22,159         13,619         17,454
       Interest cost                  117,122        117,876        118,168
       Expected return on
         plan assets                       --             --             --
       Amortization of
         prior service cost                --             --             --
       Amortization of
         transition obligation          63,136        63,136         63,136
       Recognized net
         actuarial (gain)/loss         (1,688)        (6,334)       (10,682)
                                  -----------    -----------    -----------
     Net periodic benefit
     cost                             200,729        188,297        188,076
                                  -----------    -----------    -----------
                                  -----------    -----------    -----------

     (1) In addition, there was a special charge under SFAS No. 88 of $58,115 due to the spin-off of the Swenson Granite Company LLC salaried employees as of December 1, 1998.

     The Company has multiple postretirement benefit plans. The health care plan covers a closed group of retirees selected by the Company and benefits for all but two of the participants cease at age 65. The life insurance plan covers all Vermont based employees; non-union employee coverage is 50% of the group insurance coverage which the employee had prior to retirement (but not more than $60,000) and union employee coverage is $6,000. The life insurance plan assumes a 4.50% rate of compensation increase for all years.

     Assumed health care trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                            1-Percentage-       1-Percentage-
                                            Point Increase      Point Decrease
                                            --------------      --------------

     Effect on total of service and
       interest cost components              $     342               (327)
     Effect on postretirement benefit
       obligation                                5,174             (4,945)

     Union Pension Benefits

     Vermont based union employees participate in a multi-employer defined benefit pension plan. The Company contributes amounts as required by the union contract. At the present time, there is not sufficient information to accurately determine the Company's share of the liability for unfunded vested benefits of the plan. If the Company terminated its operations or withdrew from the plan, it would be required, under federal law, to accelerate funding of its proportionate share of the plan's unfunded vested benefits. The amount charged to operations in the accompanying consolidated statements of operations was $740,941, $786,217 and $713,738 in 1998, 1997 and 1996, respectively.


                                      45                             (Continued)

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996

     Deferred Compensation Benefits

     In addition to the deferred compensation benefits under its salary continuation plan, the Company has deferred compensation agreements with three former stockholders of acquired companies. The present value of the future payments under these agreements was $2,070,171 and $2,294,031 as of December 31, 1998 and 1997, respectively. Total annual payments of $260,200 begin and end at various dates from 1997 to 2016. One of these agreements is partially paid through benefits paid by the Company into the defined pension plan, therefore the payment amount changes annually based on actuarial estimates.

     401(k) Benefits

     The Company's contributions were $93,263, $72,303 and $51,949 in 1998, 1997 and 1996, respectively. The acquisitions during 1998 and 1997 have significantly increased the number of participants in the plans.

(9)  Stock-Based Employee Compensation

     Under the terms of the Amended and Restated 1994 Stock Plan, 1,500,000 options were reserved for issuance to key employees and directors to purchase equivalent shares of common stock. The options granted have a five year term and vest at 20% per year.

     The following table sets forth the stock option transactions for the years ended December 31, 1998, 1997 and 1996:
                                                                   Weighted
                                                     Number        Average
                                                   of Options   Exercise Price
                                                   ----------   --------------

       Outstanding, December 31, 1995                 275,000         $ 2.49
          Granted during 1996                         587,500           3.69
                                                   ----------     ----------

       Outstanding, December 31, 1996                 862,500           3.31
          Granted during 1997                         383,252          18.50
                                                   ----------     ----------

       Outstanding, December 31, 1997               1,245,752           7.98
          Granted during 1998                         125,000          14.44
          Lapsed during 1998                          (40,500)         (3.57)
          Exercised during 1998                       (42,000)         (3.10)
                                                   ----------     ----------

       Outstanding, December 31, 1998               1,288,252         $ 8.90
                                                   ==========     ==========

       Exercisable, December 31, 1998                 746,301         $ 6.69
       Weighted average remaining contractual life  2.1 years

                                                              Weighted Average              Options Exercisable
                                                        -----------------------------     -----------------------
                                                                                                        Weighted
                                        Number of                          Remaining                     Average
                                         Options        Exercise          Contractual                   Exercise
               Exercise Price          Outstanding       Price               Life         Number          Price
               --------------          -----------      --------          -----------     ------        ---------
             $  2.40 - $  4.12           780,000       $    3.30           1.4 Years      568,000       $   3.16
             $ 12.00 - $ 18.50           508,252       $   17.50           3.2 Years      178,301       $  17.93


                                      46                             (Continued)

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996

     The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for stock options granted under the plan as the options were all granted at exercise prices which equaled the fair market value at the date of the grant. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards during 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income would have been reduced to the pro forma amount indicated below:

                                                                           1998                1997                1996
                                                                     -----------------  ------------------  -----------------
          Net income, as reported                                    $     7,236,027         2,644,933          1,908,164
          Net income, pro forma                                            6,616,927         2,268,984          1,798,619
          Net income per share, pro forma                                        .90               .53                .51
          Net income per share - assuming dilution, pro forma                    .83               .45                .43

     Pro forma net income reflects only options granted subsequent to December 31, 1995 and is not necessarily indicative of future effects on net income. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented because compensation cost is reflected over the options' vesting periods and compensation cost for options granted prior to January 1, 1996 is not considered.

     The fair value of each option grant is estimated on the date of the grant. Options granted prior to 1997 were valued using the Minimum Value Method with the following weighted-average assumptions: risk-free interest rate of 6%; dividend yield of $0; and expected lives of five (5) years. The 1998 and 1997 options were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 6%; dividend yield of $0; expected volatility of 49% and 16%, respectively; and expected lives of five (5) years.

(10) Related Party Transactions

     The Company is related through common ownership with several companies. The transactions with related parties, included in the consolidated statements of operations, are as follows for the years ended December 31, 1998, 1997 and 1996:

                                                                           1998                1997                1996
                                                                     -----------------  ------------------  -----------------
          Net revenues                                               $       196,032          840,554            729,611
          Cost of revenues                                                 2,084,292        1,231,151            194,047
          Selling, general and administrative expenses                            --          750,000            936,000

                                      47                             (Continued)

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996

     Amounts due to (from) related parties as of December 31, 1998 and 1997 are as follows:

                                                                                               1998                1997
                                                                                       -------------------  ------------------
          Due to (from) Swenson Granite Company, LLC                                    $         37,417            (89,597)
          Due from K & E Sawing Company                                                           (6,213)            (6,000)
          Due to Missouri Red Quarries                                                           107,047            146,708
          Due to (from) Keystone Granite Company                                                 (28,267)             4,331
          Due from Granite Accents, Inc.                                                        (105,572)                --
                                                                                          --------------      -------------
                                                                                        $          4,412             55,442
                                                                                          ==============      =============

     See note 7 for operating lease obligations with related parties.

(11) Fair Value of Financial Instruments

     SFAS No. 107, Disclosures About the Fair Value of Financial Instruments, requires disclosure of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of the following disclosure the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation. Management has determined that the carrying values of its financial assets and liabilities approximate fair value at December 31, 1998.

(12) Unaudited Quarterly Summary Information

     The following is a summary of unaudited quarterly summary information for the years ended December 31, 1998 and 1997 (in thousands, except per share data):

                                                                                          Net Income
                                                                                            (Loss)
                                                                            Net Income    Per Share -
                                                    Net       Net Income      (Loss)        Assuming
                                                 Revenues       (Loss)       Per Share      Dilution
                                               -----------    ----------    -----------   ------------
        1998 Quarters:
            First                            $      15,171          (431)          (.06)          (.06)
            Second                                  22,955         2,787            .38            .35
            Third                                   22,006         2,754            .37            .35
            Fourth                                  22,614         2,126            .29            .27
                                               -----------    ----------    -----------   ------------
                  Total                      $      82,746         7,236            .98            .91
                                              ============    ==========    ===========   ============
        1997 Quarters:
            First                            $       8,192          (978)          (.28)          (.23)
            Second                                  12,575           986            .28            .23
            Third                                   16,374           833            .22            .19
            Fourth                                  17,066         1,804            .28            .26
                                               -----------    ----------    -----------   ------------
                  Total                      $      54,207         2,645            .62            .53
                                               ===========    ==========    ===========   ============


                                      48                             (Continued)

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996

     Note

     The Company has historically experienced certain seasonal patterns, primarily due to weather conditions affecting operations in Vermont and Canada and the setting of memorials in cemeteries located in northern regions. The Company made a significant number of acquisitions in the third and fourth quarters of 1997 and the second and third quarters of 1998.

(13) Earnings Per Share

     Effective December 31, 1997 the Company adopted SFAS No. 128, Earnings per Share. This adoption resulted in the restatement of per share information for 1996.

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for net income for the years ended December 31, 1998, 1997 and 1996:

                                                                    1998          1997           1996
                                                                ------------  ------------   ------------
        Numerator:
            Income available to common shareholders
               used in basic and diluted earnings per share     $  7,236,027     2,644,933      1,908,164
                                                                ============  ============   ============
        Denominator:
            Denominator for basic earnings per share:
               Weighted average shares                             7,349,371     4,289,858      3,499,998
            Effect of dilutive securities:
               Stock options                                         634,723       707,371        707,827
                                                                ------------  ------------   ------------
            Denominator for diluted earnings per share:
               Adjusted weighted average shares                 $  7,984,094     4,997,229      4,207,825
                                                                ============  ============   ============

        Basic earnings per share                                $        .98            .62           .55

        Diluted earnings per share                              $        .91            .53           .45

     Options to purchase 478,252 and 383,252 shares of Class A common stock at exercises prices ranging from $13.688 to $18.50 per share were outstanding in 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.


                                      49                             (Continued)

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996

(14) Segment Information

     On December 31, 1998 the Company adopted SFAS No. 131, Disclosures about Segments of and Enterprise and Related Information. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas.

     The Company is organized based on the products and services that it offers. Under this organizational structure, the Company operates in three segments: quarrying, manufacturing, and retailing.

     The quarrying segment extracts granite from the ground and sells it to both the manufacturing segment and to outside manufacturers, as well as to distributors in Europe and Japan.

     The manufacturing segment's principal product is granite memorials used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications.

     The retailing segment engraves and sells memorials and other granite products at various locations throughout the United States.

     Inter-segment revenues are accounted for as if the sales were to third parties.

     The following is the segment information for the years ended December 31, 1998 and 1997 (in thousands):

               1998                                         Quarrying      Manufacturing       Retailing          Total
               ----                                       -------------    -------------     -------------    -------------
          Total net revenues                              $      26,448           48,858            18,597           93,903
          Inter-segment net revenues                              7,223            3,934                --           11,157
                                                          -------------    -------------     -------------    -------------
          Net revenues                                           19,225           44,924            18,597           82,746

          Total gross profit                                     11,672            7,950            10,799           30,421
          Inter-segment gross profit                              2,892           (2,892)               --               --
                                                          -------------    -------------     -------------    -------------
          Gross profit                                            8,780           10,842            10,799           30,421

          Selling, general and administrative expenses            4,497            6,506             9,368            20,371
                                                          -------------    -------------     -------------    -------------

          Income from operations                                  4,283            4,336             1,431           10,050

          Interest expense                                           56              182               273              511
                                                          -------------    -------------     -------------    -------------

          Income before provision for income taxes        $       4,227            4,154             1,158            9,539
                                                          =============    =============     =============    =============


                                      50                             (Continued)

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996

               1997                                         Quarrying      Manufacturing       Retailing          Total
               ----                                       -------------    -------------     -------------    -------------

          Total net revenues                              $      18,544           40,850             1,781           61,175
          Inter-segment net revenues                              4,454            2,514                --            6,968
                                                          -------------    -------------     -------------    -------------
          Net revenues                                           14,090           38,336             1,781           54,207

          Total gross profit                                      7,400            7,508             1,198           16,106
          Inter-segment gross profit                              1,794           (1,794)               --               --
                                                          -------------    -------------     -------------    -------------
          Gross profit                                            5,606            9,302             1,198           16,106

          Selling, general and administrative expenses            4,407            5,832               797           11,036
                                                          -------------    -------------     -------------    -------------

          Income from operations                                  1,199            3,470               401            5,070

          Interest expense                                          783              793                --            1,576
                                                          -------------    -------------     -------------    -------------

          Income before provision for income taxes        $         416            2,677               401            3,494
                                                          -------------    -------------     -------------    -------------

     Comparative reportable segment information is not readily available for 1996 and the Company does not maintain its asset records by segment.

     Net revenues by geographic area is as follows for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                          1998           1997           1996
                                      ------------  -------------  -------------
        Net revenues (1):
            United States              $   74,174         46,138        42,617
            Canada                          8,572          8,069         2,052
                                       ----------    -----------   -----------
            Total net revenues         $   82,746         54,207        44,669
                                       ==========    ===========   ===========

     (1) Net revenues are attributed to countries based on where product is produced.

     Long-lived assets by geographic area is as follows as of December 31, 1998 and 1997 (in thousands):

                                                   1998           1997
                                               ------------  -------------
        Long-lived assets:
            United States                       $   42,810         34,570
            Canada                                   1,660          1,866
            Japan                                        5             --
                                                ----------    -----------
                                                $   44,475         36,436
                                                ==========    ===========

     Comparative reportable geographic area information is not readily available for 1996.

(15) Initial Public Offering

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


                                      51                             (Continued)

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996

(16) Acquisitions

     On June 30, 1997 the Company acquired all of the outstanding stock of KSGM, a successor to Keystone Memorials, Inc. for 263,441 shares of the Company's Class B common stock in a transaction which was accounted for under the purchase method. The fair market value of KSGM on the date of acquisition was $3,898,927. As of June 30, 1997 investment in affiliated company included Keystone's 50% equity investment in four Quarry Companies (QC's) and Southern Mausoleums, Inc. (SMI).

     On October 24, 1997 the Company acquired Childs & Childs Granite Company, Inc. and a related company for $6,600,000 in cash and 10,810 shares of Class A common stock at the IPO price of $18.50 per share in a transaction which was accounted for under the purchase method. The assets acquired included the remaining 50% equity investment in four QC's and SMI. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective fair market values, resulting in $5,690,032 of cost in excess of net assets acquired of which $4,167,254 was allocated to property, plant and equipment with the remaining $1,522,778 to names and reputations.

     Also on October 24, 1997 the Company acquired Keith Monument Company and its affiliated companies for $16,375,000, consisting of 81,081 shares of Class A common stock at the IPO price of $18.50 per share and $14,875,000 in cash in a transaction which was accounted for under the purchase method. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective fair market values, resulting in $13,202,181 of cost in excess of net assets acquired of which $1,014,000 was allocated to property, plant and equipment, $246,211 for the conversion of inventory previously accounted for under LIFO, and the remaining $11,941,970 to names and reputations.

     Proceeds from the purchases of $100,000 and $250,000 for the Keith and Childs acquisitions, respectively, were held by the Company per the purchase and sale agreements for the settlement of certain conditions. These amounts were recorded as accrued expenses as of December 31, 1997 and have been paid by the Company during 1998.

     For the period April through December 1998 the Company, through its subsidiary Rock of Ages Memorials, Inc., acquired Clark Memorials, Inc., Watertown Monument Works, Inc., Aberdeen Monument Works, Inc., Owatonna Granite Works, Inc., Desch-Paine Monuments, Inc., Mount Rushmore Granite Corp., Gallagher & Sons Monuments, Inc., Owatonna Granite & Monument Works, Inc. and all of the outstanding stock of Maumee Valley Memorials, Inc., Miller Bros. Monument, Inc., Sioux Falls Monument Co., Portage Marble & Granite Co., Nor-Por Granite, Inc., North Hill Marble & Granite Co., Kotecki Monuments, Inc., Edward T. Christiansen & Sons, Inc., and Joseph Uras Monument Corp. In connection with these acquisitions, certain assets were acquired and liabilities assumed of Fremont Forsberg, JUM Corporation and Joseph Uras Management Cemeteries, Inc.

     In November 1998 the Company, through its subsidiary Carolina Quarries, Inc., acquired the Gardenia White Quarry, its related operating entity, Piedmont Quarries Limited Liability Company, and certain undeveloped land in proximity to the Company's existing Salisbury Pink Quarry.

                                      52                             (Continued)

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996

     The aggregate consideration for the 1998 acquisitions was $21,075,175 in cash and $1,447,476 representing 90,537 shares of the Company's Class A common stock ranging from $14.6875 to $17.625 per share in a transaction which was accounted for under the purchase method of accounting. The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective fair market values, resulting in $16,547,323 of cost in excess of net assets acquired of which $2,274,392 has been allocated to property, plant and equipment and the remaining $14,272,931 to names and reputations.

     Proceeds of $261,022 from certain of the 1998 purchases are being held by the Company for a period of one year per the purchase and sale agreements for the settlement of certain conditions. These amounts are recorded as accrued expenses as of December 31, 1998.

     The following unaudited pro forma information has been prepared assuming that the acquisitions occurred at the beginning of the current and immediately preceding periods, if presented. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisitions had been made as of those dates.

                                                                                            (Unaudited)
                                                                                     Years ended December 31,
                                                                   -----------------------------------------------------------
                                                                           1998                1997                1996
                                                                     -----------------  ------------------  ----------------
          Net revenues                                               $    92,420,780        100,579,947        74,157,928
          Net income                                                       6,854,027          5,160,312         2,761,948
          Net income per share                                                   .93               1.20               .79
          Net income per share - assuming dilution                               .86               1.03               .66

     The Company also acquired certain assets and assumed certain liabilities of Adru Granite, Inc. for $238,310 in 1996. The results of operations were not material in relation to the Company's consolidated results of operations, therefore pro forma information has not been provided.

(17) Reorganization/Recapitalization

     In August 1997, in connection with the reincorporation merger of Rock of Ages Corporation, a Vermont corporation and the immediate predecessor to the Company ("ROA Vermont") with and into a newly-formed Delaware corporation, with the Company surviving as a Delaware corporation, (i) the Company authorized 30,000,000 shares of $.01 par value Class A Common Stock, 15,000,000 shares of $.01 par value Class B Common Stock, and 2,500,000 shares of $.01 par value Preferred Stock and (ii) each outstanding share of common stock of ROA Vermont was converted into one half of a share of Class B Common Stock of the Company. The Common Stock outstanding and weighted average shares outstanding for all periods presented have been adjusted for the new stock capitalization.

                                      53                             (Continued)

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996

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

     Following the Swenson Granite Distribution and prior to the Swenson Merger, the sole asset of Swenson Granite was a 93% stock interest in the Company and its only liabilities were a $3,340,000 intercompany payable to the Company and a $310,000 note payable. Pursuant to the Swenson Merger, the Swenson Granite stockholders received a total of 3,499.998 shares of Class B Common Stock which represented 93% of the Company's total shares outstanding prior to the offering, the shares of Class B Common Stock held by Swenson Granite were cancelled, the intercompany payable was forgiven and the Company assumed the note payable. The minority interest in the Company is the same both before and after the Swenson Merger. The only effect on the Company's financial statements was a reduction in stockholders' equity of $3,650,000. This effect is due solely to the forgiveness of the aforesaid intercompany payable and the assumption of the aforesaid note payable.

(18) Subsequent Event

     In January 1999 the Company acquired Toledo Monument Works Co. and J.W. Reynolds Monument Co. and all of the outstanding stock of Milwaukee Monuments Co., Inc. for $3,771,094 in cash and 32,045 shares of the Company's Class A common stock at $13.2625 per share. The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective fair market values. The amount of cost in excess of net assets acquired has been allocated to names and reputations.

     Also in January 1999 employees exercised 216,100 options and the Company granted options to purchase 75,000 shares of Class A common stock to a key employee under the Amended and Restated 1994 Stock Plan at the market price on the date of grant of $13.25 per share.


                                      54                             (Continued)

            Independent Auditors' Report On Supplementary Information

The Board of Directors
Rock of Ages Corporation and Subsidiaries:

Under date of March 12, 1999, we reported on the consolidated balance sheets of Rock of Ages Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule referred to as "Schedule II - Valuation and Qualifying Accounts and Reserves". This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP


March 12, 1999
Burlington, Vermont

                    Rock of Ages Corporation and Subsidiaries

          Schedule II - Valuation and Qualifying Accounts and Reserves

                  Years ended December 31, 1998, 1997 and 1996

                                 (In Thousands)

                  Column A                     Column B                  Column C                 Column D         Column E
               -------------               ---------------    -----------------------------    -------------    -------------
                                                                        Additions
                                                              -----------------------------
                                              Balance at         Increase       Charged to                        Balance at
                                              Beginning           Due to        Costs and                            End
                Description                   of Period        Acquisitions      Expenses        Deductions       of Period
               -------------               ---------------    -------------    ------------    -------------    -------------
1998
   Allowances for doubtful
   accounts                                $       2,231              120             238              465            2,124

1997
   Allowances for doubtful
   accounts                                $         564            1,472             332              137            2,231

1996
   Allowances for doubtful
   accounts                                $         446              --              181               63              564


See accompanying independent auditors' report on supplementary information.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Rock of Ages Corporation

                                     By:  /s/ Kurt M. Swenson
                                     -------------------------------
                                          Kurt M. Swenson
                                          President, Chief Executive Officer
                                          and Chairman of the Board of Directors
Date:  March  31,  1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 31, 1999.

       Signature                            Title
       ---------                            -----

/s/ Kurt M. Swenson          President, Chief Executive Officer and
------------------------     Chairman of the Board of Directors
    Kurt M. Swenson          (Principal Executive Officer)


/s/ John L. Forney           Chief Financial Officer and Treasurer
------------------------     (Principal Financial Officer and
    John L. Forney           Principal Accounting Officer)


/s/ Richard C. Kimball       Vice Chairman and Chief Operating Officer,
------------------------     Memorials Division, Director
    Richard C. Kimball


/s/ Jon M. Gregory           President and Chief Operating Officer,
------------------------     Quarry Division, Director
    Jon M. Gregory


/s/ George R. Anderson       Senior Vice President, Director
------------------------
    George R. Anderson


/s/ James L. Fox             Director
------------------------
    James L. Fox


/s/ Charles M. Waite         Director
------------------------
    Charles M. Waite


/s/ Frederick Webster        Director
------------------------
    Frederick Webster

                                  EXHIBIT INDEX

Exhibit
Number                           Description
------                           -----------

3.1 Form of Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1
         (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

3.2 By-laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1
         (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

4. Specimen Certificate representing the Class A Common Stock (incorporated herein by reference to Exhibit 4. to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.1* Rock of Ages Corporation Amended and Restated 1994 Stock Plan (as amended through October 26, 1998)

10.2* Employment Agreement of Kurt M. Swenson (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.3* Employment Agreement of Peter Friberg (incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.4* Employment Agreement of Mark Gherardi (incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.5* Form of Employment Agreement with G. Thomas Oglesby, Jr., George T. Oglesby, III, Robert Otis Childs, III and John E. Keith (incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.6*    Form of Employment Agreement with each of Richard C. Kimball, George
         R. Anderson and Jon M. Gregory (incorporated herein by reference to
         Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.7 Supply and Distribution Agreement dated as of June 27, 1997 by and among Keystone Granite Company, Inc., the Estate of George T.
         Oglesby and Rock of Ages Corporation (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.8 Supply and Distribution Agreement dated as of June 27, 1997 by and among Missouri Red Quarries, Inc., George T. Oglesby, Jr. and Rock of Ages Corporation (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1
         (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.9* Form of Salary Continuation Agreement (incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.10 Credit Facility dated as of June 25, 1997 between Royal Bank of Canada and Rock of Ages Canada, Inc., Rock of Ages Quarries Inc. and Rock of Ages Canada Inc. (incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.11 Financing Agreement dated December 17, 1997 by and between The CIT Group/Business Credit, Inc., Rock of Ages Corporation, Royalty Granite Corporation, Carolina Quarries, Inc., Pennsylvania Granite Corp., Childs & Childs Granite Company, Inc., Southern Mausoleums, Inc. and Rock of Ages Memorials LLC (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission on March 31, 1998)

10.12 Exclusive Supply Agreement dated as of December 8, 1997 by and between Rock of Ages Corporation and Eurimex (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission on March 31, 1998)

11. Statement re: computation of per share earnings (incorporated herein by reference to Note (1)(r) of the Company's consolidated financial statements (filed herewith))

21.      Subsidiaries of the Company

23.      Consent of KPMG LLP

27.      Financial Data Schedule

---------------------------
* This exhibit is a management contract or compensatory plan or arrangement.