Form 10-Q
period 1999-03-31
ROCK OF AGES CORP
filed 1999-05-17
CIK 84581

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-Q
(Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 1999

                                     OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ______________ to ______________

                      Commission file number: 0-29464

                          ROCK OF AGES CORPORATION
           (Exact name of Registrant as Specified in its Charter)

            Delaware                                  03015320
 (State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)

          772 Graniteville Road
          Graniteville, Vermont                         05654
   (Address of principal executive offices)           (Zip Code)

                               (802) 476-3121
            (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of April 30, 1999, 4,255,193 shares of Class A Common Stock, par value $0.01 per share, and 3,425,087 shares of Class B Common Stock, par value $0.01 per share, of Rock of Ages Corporation were outstanding.


                       ------------------------------


                          ROCK OF AGES CORPORATION

                                   INDEX

                     Form 10-Q for the Quarterly Period
                            Ended March 31, 1999



PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets - March 31, 1999 and December 31, 1998

               Condensed Consolidated Statements of Operations - Three Months Ended March 31, 1999 and 1998

               Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 1999 and 1998

               Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

PART II        OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

Signature


PART I: FINANCIAL INFORMATION
Item I: Financial Statements


                          ROCK OF AGES CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                              ($ in thousands)
                                                            (Unaudited)
                                                        March 31, December
                                                                  31,
                                                          1999       1998
                                                       ----------------------
                  ASSETS
Current assets:
Cash and cash equivalents                             $      3,621      4,701
Trade receivables, net                                      16,156     14,004
Inventories                                                 25,685     24,075
Prepaid & refundable income taxes                            1,406        586
Deferred tax assets                                            352        352
Other current assets                                         2,675      1,549
                                                       ----------------------
     Total current assets                                   49,895     45,267

Property, plant and equipment, net                          45,613     44,475
Cash surrender value of life insurance, net                  1,426      1,426
Intangibles, net                                            31,993     29,487
Deferred tax assets                                            111        110
Investments in and advances to affiliated                      131        131
company
Intangible pension asset                                       219        219
Other investments                                              343        343
Other                                                          483        436
                                                       ----------------------
     Total assets                                     $    130,214    121,894
                                                       ======================

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under lines of credit                      $     13,634      6,687
Current installments of long-term debt                         413        803
Trade payables                                               2,984      2,674
Accrued expenses                                             2,902      3,478
Due to related parties                                                      4
Customer deposits                                            7,869      5,100
                                                       ----------------------
      Total current liabilities                             27,802     18,746

Long-term debt, excluding current                           12,879     12,880
installments
Deferred compensation                                        3,740      3,692
Accrued pension cost                                            34         34
Accrued postretirement benefit cost                            570        570
Other                                                          135        135
                                                       ----------------------
      Total liabilities                                     45,160     36,057

Commitments
Stockholders' equity:
   Preferred stock - $.01 par value;
      2,500,000 shares authorized No shares
      issued or outstanding
  Common stock -  Class A, $.01 par value;
      30,000,000 shares authorized
      4,253,575 and 3,896,178 shares issued
      and outstanding                                           43         39
 Common stock - Class B, $.01 par value;
      15,000,000 shares authorized
      3,426,705 and 3,484,957 shares issued
      and outstanding                                           34         35
  Additional paid-in capital                                70,463     69,350
  Retained earnings                                         14,886     16,898
  Accumulated other comprehensive loss                       (372)      (485)
                                                       ----------------------
      Total stockholders' equity                            85,054     85,837
                                                       ----------------------
      Total liabilities and stockholders' equity      $    130,214    121,894
                                                       ======================


  **SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.





                          ROCK OF AGES CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 ($ in thousands except per share amounts)
                                (Unaudited)




                                                  Three Months Ended
                                                      March 31,
                                                  ------------------
                                                    1999     1998
                                                  ------------------
Net Revenues:
  Quarrying                                     $     3,574    3,345
  Manufacturing                                       9,920   10,586
  Retailing                                           4,024    1,240
                                                  ------------------
     Total net revenues                              17,518   15,171

Gross profit:
  Quarrying                                             626      859
  Manufacturing                                       1,560    1,930
  Retailing                                           2,104      749
                                                  ------------------
     Total gross profit                               4,290    3,538

Selling, general and administrative expenses          6,386    4,049
                                                  ------------------

     Loss from operations                           (2,096)    (511)

Interest expense                                        483       58
                                                  ------------------
     Loss before benefit for income taxes           (2,579)    (569)
     and cummulative effect of change in
     accounting principles

Income tax benefit                                    (717)    (138)
                                                  ------------------

     Net Loss before cumulative effect of           (1,862)    (431)
     change in accounting principles

     Cumulative effect in prior years of
     change in accounting principles net
     of taxes of $39                                  (150)       -
                                                  ------------------

     Net Loss                                   $    (2012)    (431)
                                                  ==================

Per share information:
     Net loss per share - basic
       Net Loss before cumulative effect
       of change in accounting principles       $    (0.25)   (0.06)

       Cumulative effect in prior years of
       change in accounting principles               (0.02)       -

                                                 ------------------
       Net Loss                                 $    (0.27)   (0.06)

     Net loss per share - diluted
       Net Loss before cumulative effect
       of change in accounting principles       $    (0.25)   (0.06)

       Cumulative effect in prior years of
       change in accounting principles               (0.02)       -

                                                  ------------------
       Net Loss                                 $    (0.27)   (0.06)

Weighted average number of common shares
     Outstanding - basic                              7,553    7,289
Weighted average number of common shares
     outstanding - diluted                            7,553    7,289



  **SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS






                         ROCK OF AGES CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             ($ in thousands)
                                (Unaudited)




                                                        Three Months Ended
                                                            March 31,
                                                       --------------------
                                                          1999      1998
                                                       --------------------
Cash flows from operating activities:
     Net loss                                        $    (2,012)     (431)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation, depletion and amortization           1,071       801
        Loss on sale of property, plant and equipment         36
        Cummulative effect of change in accounting          (150)        -
        principles
        Deferred taxes                                        (1)     (105)
     Changes in assets and liabilities:
          Increase in trade receivables                   (1,960)   (1,219)
          Increase in due from related parties                (4)
          Increase in inventories                           (475)     (804)
          Increase in other assets                        (1,204)     (336)
          Increase (decrease) in trade payables,
             accrued expenses and income taxes
             payable                                      (1,203)      438
          Decrease in due to related parties                           (40)
          Increase in customer deposits                    2,573       277
          Increase in deferred compensation                   48        45
          Decrease in deferred income                                 (100)
                                                       --------------------
            Net cash used in operating activities         (3,281)   (1,474)

Cash flows from investing activities:
     Purchases of property, plant and equipment           (1,361)   (1,148)
     Increase in intangibles                                (105)
     Acquisitions, net of cash acquired (1)               (3,644)
                                                       --------------------
        Net cash used in investing activities             (5,110)   (1,148)


Cash flows from financing activities:
     Net borrowings under lines of credit                  6,948       675
     Net stock option transactions                           691
     Principal payments on long-term debt                   (441)      (56)
                                                       --------------------
        Net cash provided by financing activities          7,198       619


Effect of exchange rate changes on cash                      113      (32)
                                                       --------------------
        Net decrease in cash and cash equivalents         (1,080)   (2,035)


Cash and cash equivalents, beginning of period             4,701     8,637

Cash and cash equivalents, end of period             $     3,621     6,602
                                                       ====================

 **SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

(1) Acquisitions:
     Assets acquired                                 $     4,608
     Liabilities assumed and issued                         (411)
     Common stock issued                                    (425)
                                                       ----------

     Cash paid                                             3,771
     Less cash acquired                                    (127)
                                                       ----------

          Net cash paid for acquisitions             $     3,644
                                                       ==========




                          ROCK OF AGES CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Form 10-K 405 (SEC File No. 000-29464, filed March 31, 1999).


(2)  Inventories


                                              ($ in thousands)
Inventories consist of the following      (Unaudited)
at March 31,
1999 and December 31, 1998:                March 31,  December 31,
                                              1999        1998
                                          -------------------------
Raw materials                           $       10,511        9,815
Work-in-process                                  4,172        5,724
Finished goods and supplies                     11,002        8,536
                                          -------------------------
                                        $       25,685       24,075
                                          =========================


(3)  Pro Forma Information

During the three months ended March 31, 1999, the Company acquired three retail monument companies. The Company paid a total of $3,771,104 in cash and issued 32,065 shares of Class A Common Stock with a value of $424,997 for the acquired companies. In addition, various employment, noncompetition and lease agreements were entered into or assumed.

The acquisitions have been accounted for under the purchase method. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective fair market values, resulting in approximately $2,637,860 of cost in excess of net assets acquired which has been allocated to intangible assets, primarily names and reputations.

The following unaudited pro forma information has been prepared assuming that the acquisitions during 1998 (refer to specifics in the footnotes of Form 10-K 405 mentioned above) and 1999 occurred at the beginning of the periods presented. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisitions had been made as of those dates.


                                          ($ in thousands except per
                                                  share data)
                                                  (Unaudited)
                                              Three Months Ended
                                                   March 31,
                                          ---------------------------
                                              1999          1998
                                          ---------------------------
Net revenues                            $       17,574        18,515
Net loss                                $       (2,107)       (1,211)
Net loss per share - basic              $        (0.28)        (0.17)
Net loss per share - diluted            $        (0.28)        (0.17)


(4)  Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for net loss for the three months ended March 31, 1999 and 1998:


                                           ($ in thousands except per
                                                  share data)
                                                  (Unaudited)
                                               Three Months Ended
                                                   March 31,
                                          ----------------------------
                                               1999          1998
                                          ----------------------------
Numerator:
Loss available to common shareholders
used in basic and diluted earnings
per share                                $        (1,862)         (431)
                                          ============================
Denominator:
  Denominator for basic earnings per
     share:
     Weighted average shares                       7,553         7,289
  Effect of dilutive securities:
     Stock options                                     -             -
       Denominator for diluted
       earnings per share:
                                          ----------------------------
       Adjusted weighted average
       shares                            $         7,553         7,289

                                          ============================
Basic earnings per share                 $        (0.25)        (0.06)
Diluted earnings per share               $        (0.25)        (0.06)


Options to purchase 553,252 shares of Class A common stock ranging from $12.50 to $18.50 per share were outstanding in 1999, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.


(5)  Segment Information

On December 31, 1998 the Company adopted SFAS No. 131, Disclosures about Segments of Enterprise Related Information. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas.

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

The following is the unaudited segment information for the periods ended March 31, 1999 and 1998 (in thousands):


                  1999                        Quarrying  Manufacturing  Retailing      Total
                                            ----------------------------------------------------
Total net revenues                         $        4,983       11,264        4,024       20,271
Inter-segment net revenues                          1,409        1,344                     2,753
                                            ----------------------------------------------------
Net revenues                                        3,574        9,920        4,024       17,518
Total gross profit                                    824        1,362        2,104        4,290
Inter-segment gross profit                            198        (198)
                                            ----------------------------------------------------
Gross profit                                          626        1,560        2,104        4,290
Selling, general and administrative                 1,174        1,640        3,844        6,658
expenses
                                            ----------------------------------------------------
Loss from operations                                (548)         (80)      (1,740)      (2,368)
Interest expense                                                    28          455          483
                                            ----------------------------------------------------
Loss before benefit for income taxes       $        (548)        (108)      (2,195)      (2,851)
                                            ====================================================

                  1998                        Quarrying  Manufacturing  Retailing      Total
                                            ----------------------------------------------------
Total net revenues                         $        5,061       11,756        1,240       18,057
Inter-segment net revenues                          1,716        1,170                     2,886
                                            ----------------------------------------------------
Net revenues                                        3,345       10,586        1,240       15,171
Total gross profit                                  1,038        1,751          749        3,538
Inter-segment gross profit                            179        (179)                         -
                                            ----------------------------------------------------
Gross profit                                          859        1,930          749        3,538
Selling, general and administrative                 1,379        1,791          879        4,049
expenses
                                            ----------------------------------------------------
Income (loss) from operations                       (520)          139        (130)        (511)


Interest expense                                       12           46                        58
                                            ----------------------------------------------------
Income (loss) before provision (benefit)   $        (532)           93        (130)        (569)
for income tax
                                            ====================================================



Net revenues by geographic area is as follows:


                                              ($ in thousands)
                                                 (Unaudited)
                                             Three Months Ended
                                                  March 31,
                                         ---------------------------
Net revenues (1):                            1999          1998
                                         ---------------------------
United States                          $        15,759        13,254
Canada                                           1,759         1,917
                                         ---------------------------
Total net revenues                     $        17,518        15,171
                                         ===========================


(1) Net revenues are attributed to countries based on where product is produced.

Long-lived assets by geographic area is as follows:


                                              ($ in thousands)
                                          (Unaudited)
                                            March 31, December 31,
Long-lived assets:                           1999          1998
                                         ---------------------------
United States                          $        43,791        42,811
Canada                                           1,818         1,660
Japan                                                4             4
                                         ---------------------------
                                       $        45,613        44,475
                                         ===========================


(6)  Accounting Change

The Company adopted "SOP 98-5, Reporting on the Costs of Start-Up Activities", as of January 1, 1999. The SOP requires the costs of start-up activities, including organization costs, to be expensed as incurred. As a result, acquisition costs of $197,340 (net of taxes of $47,559), were expensed in the period ending March 31, 1999 as the cumulative effect of a change in accounting principle.

The following table summarizes the pro forma net loss and per share amounts assuming a change in application of accounting principles applied retroactively:


                                          ($ in thousands)
                                            (Unaudited)
                                            Three Months
                                               Ended
                                             March 31,
                                         ----------------
                                               1999
                                         ----------------
Net loss                               $       (1,862)
Net loss per share - basic                      (0.25)
Net loss per share - diluted                    (0.25)


Pro forma information for March 31, 1998 is not readily available.

(7)  Comprehensive Loss

Comprehensive Loss is as follows:


                                            ($ in thousands)
                                              (unaudited)
                                           Three Months Ended
                                               March 31,
                                            1999       1998
                                         ---------- -----------
Net Loss                               $    (2,012)       (431)
Cumulative translation adjustment             (113)        (55)
Minimum liability adjustment                     -           -
                                         ---------- -----------
          Comprehensive loss           $    (1,899)       (486)
                                         ========== ===========


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

In June 1997, the Company acquired the successor to Keystone Memorials, Inc. ("Keystone") and in October 1997, acquired Childs & Childs Granite Company Inc. ("C&C"), granite memorial manufacturers in Elberton, Georgia. In connection with the Keystone and C&C acquisitions, the Company acquired Southern Mausoleums, Inc. ("SMI" and, together with C&C and Keystone, the "Elberton Manufacturing Operations"). Also in connection with the Keystone and C&C acquisitions, the Company acquired three granite quarrying companies operating quarries located in Georgia, Pennsylvania, North Carolina, South Carolina and Oklahoma (the "Quarry Companies"). In November 1998, the Company acquired another quarry company in North Carolina which produces a white granite that will be a companion stone for the Company's Bethel White Quarry ("Gardenia" and, together with the Quarry Companies, the "Acquired Quarry Operations"). In October 1997, the Company acquired the Keith Monument Company and related companies which are engaged in the retailing of granite memorials to consumers in the State of Kentucky ("Keith"). In 1998, the Company made acquisitions of thirteen additional retail monument companies (the "1998 Retail Acquisitions"), thereby expanding its retail presence to locations in Georgia, Iowa, Illinois, Minnesota, Nebraska, Ohio, South Dakota, Wisconsin, Pennsylvania and New Jersey. In the three months ended March 31, 1999, the Company acquired an additional three monument retailers (the "1999 Retail Acquisitions").

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


                                                       Three Months Ended
                                                            March 31,

                                                         1999           1998
                                                  -----------    -----------
Statement of Operations Data:
Net Revenues:
        Quarrying                                      20.4%          22.0%
        Manufacturing                                  56.6%          69.8%
        Retailing                                      23.0%           8.2%
               Total net revenues                     100.0%         100.0%
Gross Profit:
        Quarrying                                      17.5%          25.7%
        Manufacturing                                  15.7%          18.2%
        Retailing                                      52.3%          60.4%
               Total gross profit                      24.5%          23.3%
Selling, general & administrative expenses             36.5%          26.7%
Loss from operations                                  (12.0%)         (3.4%)
Interest expense                                        2.8%           0.4%
Loss before income tax benefit and cumulative
  change in accounting principle                      (14.8%)         (3.8%)
Income tax benefit                                      4.1%           0.9%
Loss before cumulative effect of change in
  accounting principle                                (10.7%)         (2.8%)
Cumulative effect in prior years of change
in accounting principle                                 0.8%              -
Net Loss                                              (11.5%)         (2.8%)




THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

        Revenues for the three months ended March 31,1999 increased $2.3 million, or 15.5%, to $17.5 million from $15.2 million for the three months ended March 31, 1998. This increase was primarily attributable to revenues from the 1998 Retail Acquisitions and 1999 Retail Acquisitions, none of which the Company owned during the 1998 period. The Company's retailing net revenues increased to 23.0% of total net revenues in the 1999 period from 8.2% in the 1998 period as a result of these acquisitions.

        Gross profit for the three months ended March 31, 1999 increased $800,000, or 21.3%, to $4.3 million from $3.5 million for the three months ended March 31, 1998. The gross profit percentage increased to 24.5% for the 1999 period from 23.3% for the 1998 period. These increases were attributable to the increase in retailing net revenues during the 1999 period as described above.

        Quarrying gross profit decreased $233,000, or 27.1%, to $626,000 for the 1999 period from $859,000 for the 1998 period. The quarrying gross profit percentage decreased to 17.5% for the 1999 period from 25.7% for the 1998 period. These decreases were primarily attributable to the Company's Barre quarries being closed for a longer time during the 1999 period than during the 1998 period. These quarries are usually closed during the winter months; however, during the 1999 period the Company reopened them approximately three weeks later than it did during the 1998 period.

         Manufacturing gross profit decreased $370,000, or 19.2%, to $1.6 million for the 1999 period from $1.9 million for the 1998 period. The manufacturing gross profit percentage decreased to 15.7% for the 1999 period from 18.2% for the 1998 period. These decreases were primarily attributable to poor results at the Elberton Manufacturing Operations.

        Retailing gross profit increased $1.4 million, or 181.0%, to $2.1 million for the 1999 period from $750,000 for the 1998 period. This increase was attributable to the 1998 Retail Acquisitions and 1999 Retail Acquisitions, none of which the Company owned during the 1998 period. The retailing gross profit percentage decreased to 52.3% for the 1999 period from 60.4% for the 1998 period. This decrease was caused primarily by the seasonality of the business of the 1998 Retail Acquisitions and the 1999 Retail Acquisitions, which are mostly located in the Midwestern United States where monuments cannot generally be set in cemeteries during the first three months of the year.

        Selling, general and administrative expenses ("SGA expenses") increased $2.3 million, or 57.7%, to $6.4 million for the 1999 period from $4.0 million for the 1998 period. As a percentage of net revenues, SGA expenses increased to 36.5% for the 1999 period from 26.7% for the 1998 period. These increases were primarily attributable to SGA expenses of the 1998 Retail Acquisitions and the 1999 Retail Acquisitions and to the Company's continuing investment in people and infrastructure to support its retailing growth.

        Interest expense increased $425,000, or 732.8%, to $483,000 for the 1999 period from $58,000 for the 1998 period. This increase was caused by increased borrowings under the Company's credit facilities to support its retail acquisition strategy.


LIQUIDITY AND CAPITAL RESOURCES

        The Company considers liquidity to be its ability to meet its long and short-term cash requirements. Historically the Company has met these requirements primarily from cash generated by operating activities and periodic borrowings under commercial credit facilities. The Company's recent and pending acquisitions have increased its requirements for external sources of liquidity, and the Company anticipates that this trend will continue as it further implements its growth strategy.

        For the three months ended March 31, 1999, net cash used in operating activities was $3.1 million. This was the result of the operating loss in the quarter, a decrease in accounts payable and an increase in accounts receivable, all of which were partially offset by an increase in customer deposits. Net cash used in investing activities was $5.3 million. This was mostly due to acquisitions of monument retailers during the quarter. Net cash provided by financing activities was $7.2 million, most of which was provided by borrowings under the company's credit facilities.

        The Company has credit facilities pursuant to a financing agreement with the CIT Group/Business Credit ("CIT"). The agreement provides for an acquisition term loan line of credit of $25 million and a revolving credit facility of another $25 million. As of March 31, 1999 the revolving credit facility had $12.5 million outstanding and the term loan facility had $12 million outstanding. The interest rate on the revolving facility as of such date was 7.25% based on a formula of prime less .50%. The interest rate on the term loan as of such date was 6.97% based on a formula of LIBOR plus 1.75%. As of March 31, 1999, the Company also had $1.1 million outstanding and $1.2 available under a demand revolving line of credit with the Royal Bank of Canada. The interest rate on this facility as of such date was 7.25% based on a formula of Canadian prime plus .75%. The Company is in the process of negotiating a revised and expanded credit facility with a group of lenders; it expects to have this facility in place during the second or third quarter of 1999. The Company's primary need for capital will be to finance acquisitions of monument retailers as part of its growth strategy and to maintain and improve its existing manufacturing, quarrying and retailing facilities. The Company has $3.0 million budgeted for capital expenditures in 1999. The Company believes that the combination of cash flow from operations, its existing credit facilities, and cash on hand will be sufficient to fund its operations for at least the next twelve months.

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

        Scope of Readiness. A large part of the Company's legacy IT systems would require substantial resources to become Year 2000 compliant. Instead of remediating those core systems, the Company decided to replace those systems with a purchased package that is Year 2000 compliant in addition to software written in house that is also Year 2000 compliant. This decision was based on Year 2000 compliance requirements as well as the need to upgrade the software to meet current and future business requirements. Installation of the purchased software was complete in 1998 and implementation of those systems is expected to be complete by mid- 1999. In house programming and the installation and implementation of purchased software packages is being performed by three information technology employees as well as two external programmer/analysts. Other IT infrastructure equipment is generally Year 2000 compliant, however, some hardware systems will be replaced by year end 1999. Support software is being evaluated by in-house personnel and will be remediated or replaced by mid-1999.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        Number        Exhibits

        3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

        3.2 Amended and Restated By-Laws of the Company (as amended through April 6, 1999)

        11            Statement regarding computation of per share earnings

        27            Financial Data Schedule

(b)     Reports Submitted on Form 8-K:

        The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 1999.



                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            ROCK OF AGES CORPORATION


Dated: May 17, 1999                      By:    /s/ John L. Forney
                                            -----------------------------
                                            John L. Forney
                                            Vice President, Chief Financial
                                            Officer and Treasurer




                               Exhibit Index


Exhibits

3.1            Amended and Restated Certificate of Incorporation
               (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333- 33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

3.2 Amended and Restated By-Laws of the Company (as amended through April 6, 1999)

11             Statement regarding computation of per share earnings

27             Financial Data Schedule



                                                                   EXHIBIT 3.2




                                                                   EXHIBIT 11



           Statement Regarding Computation of Net Loss Per Share
                                (Unaudited)


  Net loss per share - basic, is computed by dividing losses available for common shares by the weighted average number of common shares outstanding during each year. Net loss per share - diluted, is computed by dividing losses available for common shares by the weighted average number of common shares outstanding during each year, adjusted to include the additional number of common shares that would have been outstanding if the dilutive potential common shares had been issued. Potential common shares are not included in the diluted earnings per share calculations where the effect of their inclusion would be antidilutive.