Form 10-Q
period 1999-06-30
ROCK OF AGES CORP
filed 1999-08-16
CIK 84581

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to ______________

                         Commission file number: 0-29464

                            ROCK OF AGES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

                Delaware                                 03015320
--------------------------------------------------------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

          772 Graniteville Road
          Graniteville, Vermont                            05654
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (802) 476-3121
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of August 14, 1999, 4,324,171 shares of Class A Common Stock, par value $0.01 per share, and 3,115,746 shares of Class B Common Stock, par value $0.01 per share, of Rock of Ages Corporation were outstanding.

                            ROCK OF AGES CORPORATION

                                      INDEX

                       Form 10-Q for the Quarterly Period
                               Ended June 30, 1999



PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets - June 30, 1999 and December 31, 1998

            Condensed Consolidated Statements of Operations - Three Months Ended and the Six Months Ended June 30, 1999 and 1998

            Condensed Consolidated Statements of Cash Flows - Three Months Ended And Six Months Ended June 30, 1999 and 1998

            Notes to Condensed Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Exhibits and Reports on Form 8-K

Signature

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                            ROCK OF AGES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                       (Unaudited)
                                                        June 30,      December 31,
                                                          1999           1998
                                                        --------      ------------

                                   ASSETS
Current assets:
Cash and cash equivalents                               $  5,216       $  4,701
Trade receivables, net                                    17,099         14,004
Inventories                                               23,411         24,075
Prepaid & refundable income taxes                            646            586
Due from affiliate                                            44
Deferred tax assets                                          307            352
Other current assets                                       2,471          1,549
                                                        --------       --------
    Total current assets                                  49,194         45,267

Property, plant and equipment, net                        44,140         44,475
Cash surrender value of life insurance, net                1,426          1,426
Intangibles, net                                          33,522         29,487
Deferred tax assets                                          572            110
Investments in and advances to affiliated company            131            131
Intangible pension asset                                     219            219
Other investments                                                           343
Other                                                        931            436
                                                        --------       --------
    Total assets                                        $130,135       $121,894
                                                        ========       ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under lines of credit                        $ 14,415       $  6,687
Current installments of long-term debt                       483            803
Trade payables                                             3,202          2,674
Accrued expenses                                           3,382          3,478
Due to related parties                                                        4
Customer deposits                                          7,267          5,100
                                                        --------       --------
    Total current liabilities                             28,749         18,746

Long-term debt, excluding current installments            12,800         12,880
Deferred compensation                                      3,912          3,692
Accrued pension cost                                          34             34
Accrued postretirement benefit cost                          570            570
Other                                                        135            135
                                                        --------       --------
    Total liabilities                                     46,200         36,057

Commitments
Stockholder's equity:
 Preferred stock - $.01 par value;
  2,500,000 shares authorized
  No shares issued or outstanding
 Common stock - Class A, $.01 par value;
  30,000,000 shares authorized
  4,324,171 and 3,896,178 shares issued and
  outstanding                                                 43             39
 Common stock - Class B, $.01 par value;
  15,000,000 shares authorized
  3,115,746 and 3,484,957 shares issued and
  outstanding                                                 31             35
Additional paid-in capital                                67,891         69,350
Retained earnings                                         16,222         16,898
Accumulated other comprehensive loss                        (252)          (485)
                                                        --------       --------
    Total stockholder's equity                            83,935         85,837
                                                        --------       --------
    Total liabilities and stockholder's equity          $130,135       $121,894
                                                        ========       ========


    **SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            ROCK OF AGES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    ($ in thousands except per share amounts)
                                   (Unaudited)


                                                        Three Months Ended           Six Months Ended
                                                            June 30,                      June 30,
                                                      ----------------------       --------------------
                                                        1999          1998          1999          1998
                                                      --------      --------       -------      -------
Net Revenues:
  Quarrying                                           $ 5,520       $ 5,625        $ 9,094      $ 8,970
  Manufacturing                                        11,508        13,443         21,427       24,029
  Retailing                                            11,958         3,887         15,982        5,127
                                                      -------       -------        -------      -------
    Total net revenues                                 28,986        22,955         46,503       38,126

Gross profit:
  Quarrying                                             2,386         2,791          3,013        3,650
  Manufacturing                                         2,922         3,616          4,482        5,546
  Retailing                                             6,334         2,193          8,438        2,942
                                                      -------       -------        -------      -------
    Total gross profit                                 11,642         8,600         15,933       12,138

Selling, general and administrative expenses            8,195         4,493         14,581        8,542
                                                      -------       -------       -------       -------
  Income from operations                                3,447         4,107          1,352        3,596

Loss on sale of assets                                    723                          723

Interest expense                                          506            73            989          131
                                                      -------       -------        -------      -------
  Income (loss) before provision (benefit) for
   income taxes and cumulative effect of a
   change in accounting principle                       2,218         4,034           (360)       3,465

Income tax expense                                        882         1,247            166        1,109
                                                      -------       -------        -------      -------
  Net income (loss) before cumulative effect of a
   change in accounting principle                     $ 1,336       $ 2,787        $  (526)     $ 2,356

  Cumulative effect in prior years of a change in
   accounting principle (net of taxes of $48)                                        (150)
                                                      -------       -------        -------      -------
  Net income (loss)                                   $ 1,336       $ 2,787        $  (676)     $ 2,356

Per share information:
  Net income (loss) per share-basic:
   Net income (loss) before cumulative effect of
    a change in accounting principle                  $  0.18       $  0.38        $ (0.07)     $  0.32

   Cumulative effect in prior years of a change in
    accounting principle (net of taxes of $48)            --            --          (0.02)          --
                                                      -------       -------       --------       ------
   Net income (loss) per share                        $  0.18       $  0.38       $  (0.09)      $ 0.32

  Net income (loss) per share - diluted:
   Net income (loss) before cumulative effect of
    a change in accounting principle                  $  0.17       $  0.35       $  (0.07)      $ 0.29

   Cumulative effect in prior years of a change in
    accounting principle (net of taxes of $48)                          --          (0.02)          --
                                                      -------       -------       --------       ------
   Net income (loss)                                  $  0.17       $  0.35       $  (0.09)      $ 0.29

Weighted average number of common shares
 outstanding - basic                                    7,604         7,349          7,579        7,319
Weighted average number of common shares
 outstanding - diluted                                  7,940         8,033          7,579        8,004


    **SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            ROCK OF AGES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)

                                                        Six Months Ended
                                                             June 30,
                                                       --------------------
                                                         1999        1998
                                                       -------      -------
Cash flows from operating activities:
  Net income (loss)                                    $  (676)     $ 2,356
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
   Depreciation, depletion and amortization              2,324        1,552
   Loss on sale of assets                                  752            2
   Increase in cash surrender value                                      (6)
   Cumulative effect of a change in accounting
    principle                                             (150)           0
   Deferred taxes                                            1          (71)
   Changes in assets and liabilities:
     Increase in trade receivables                      (2,722)      (2,044)
     Increase in due from related parties                  (53)         (99)
     Decrease (increase) in inventories                    665       (2,546)
     Increase in other assets                             (656)        (232)
     Increase in trade payables, accrued
      expenses and income taxes payable                    157        2,492
     Increase in due to related parties                                 154
     Increase in customer deposits                       1,667           90
     Increase (decrease) in deferred compensation           96         (200)
                                                       -------      -------
       Net cash provided by operating activities         1,405        1,448

Cash flows from investing activities:
  Purchases of property, plant and equipment            (2,501)      (1,986)
  Increase in intangibles                                 (235)
  Cash included in sale of subsidiary                     (250)
  Acquisitions, net of cash acquired (1)                (5,991)      (4,272)
                                                       -------      -------
      Net cash used in investing activities             (8,977)      (6,258)

Cash flows from financing activities:
  Net borrowings under lines of credit                   7,728          255
  Net stock option transactions                            700
  Increase in debt issuance costs                          (75)
  Principal payments on long-term debt                    (449)        (114)
                                                       -------      -------
      Net cash provided by financing activities          7,904          141

Effect of exchange rate changes on cash                    183           (7)
                                                       -------      -------
      Net increase (decrease) in cash and cash
        equivalents                                        515       (4,676)

Cash and cash equivalents, beginning of period           4,701        8,637

Cash and cash equivalents, end of period               $ 5,216      $ 3,961
                                                       =======      =======





(1) Acquisitions:
    Assets acquired                                    $ 7,887      $ 8,419
    Liabilities assumed and issued                        (937)      (2,730)
    Common stock issued                                   (640)      (1,350)
                                                       -------      -------

    Cash paid                                            6,310        4,339
    Less cash acquired                                    (319)         (67)
                                                       -------      -------
       Net cash paid for acquisitions                  $ 5,991      $ 4,272
                                                       =======      =======

Supplemental non-cash investing and financing activities:

On May 28, 1999 the Company exchanged all of the outstanding shares of Keystone Memorial Inc., a newly formed subsidiary, containing land, buildings and equipment of $2,281,457, inventory of $1,750,000, deferred tax liabilities of $417,564, prepaids of $9,351, intangibles of $47,974 and cash of $250,000 for shares valued at $2,799,061 and a note receivable with a net present value of $399,538. See Note 7 for further discussion.



    **SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

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

(2) Inventories


Inventories consist of the following at June 30,         ($ in thousands)
      1999 and December 31, 1998:                       June 30,  December 31,
                                                         1999        1998
                                                        -------     -------

Raw materials                                           $ 9,059     $ 9,815
Work-in-process                                           2,999       5,724
Finished goods and supplies                              11,353       8,536
                                                        -------     -------
                                                        $23,411     $24,075
                                                        =======     =======

(3) Pro Forma Information

During the six months ended June 30, 1999, the Company acquired seven retail monument companies. The Company paid a total of $6,310,235 in cash and issued 52,643 shares of Class A Common Stock with a value of $639,986 for the acquired companies. In addition, various employment, noncompetition and lease agreements were entered into.

The acquisitions have been accounted for under the purchase method. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective fair market values, resulting in approximately $4,389,000 of cost in excess of net assets acquired which has been allocated to intangible assets, primarily names and reputations.

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



                                          ($ in thousands except per share data)
                                                     (Unaudited)
                                                  Six Months Ended
                                                      June 30,
                                          --------------------------------------
                                                 1999               1998
                                               -------            -------
     Net revenues                              $47,671            $49,411
     Net income (loss)                         $  (855)           $ 2,142
     Net income (loss) per share-basic         $  (.11)           $   .29
     Net income (loss) per share-diluted       $  (.11)           $   .27

(4) Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for net loss for the three and six month periods ended June 30, 1999 and 1998:


                                                         ($ in thousands except per share data)
                                                        Three Months Ended      Six Months Ended
                                                             June 30,               June 30,
                                                        ------------------     ------------------
                                                         1999       1998        1999        1998
                                                         -----      -----      -------     ------
Numerator:
  Income (loss) available to common shareholders
   used in basic and diluted earnings per share         $1,336     $2,787      $ (676)     $2,356
                                                        ======     ======      ======      ======
Denominator:
  Denominator for basic earnings per share:
    Weighted average shares                              7,604      7,349       7,579       7,319
  Effect of dilutive securities:
    Stock options                                          336        684           0         685
                                                        ------     ------      ------      ------
      Denominator for dilulted earnings per share:
        Adjusted weighted average shares                 7,940      8,033       7,579       8,004
                                                        ======     ======      ======      ======

Basic earnings per share                                $ 0.18     $ 0.38      $(0.09)     $ 0.32

Diluted earnings per share                              $ 0.17     $ 0.35      $(0.09)     $ 0.29


Options to purchase 483,252 shares of Class A common stock at prices ranging from $12.00 to $18.50 per share were outstanding in 1999, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.


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

The following is the unaudited segment information for the three and six month periods ending June 30, 1999 and 1998 (in thousands):


Six month period:

                         1999                           Quarrying   Manufacturing  Retailing       Total
                                                         --------   -------------  ---------      -------
Total net revenues                                       $12,500      $24,711       $15,982       $53,193
Inter-segment net revenues                                 3,406        3,284          --           6,690
                                                         -------      -------       -------       -------

Net revenues                                               9,094       21,427        15,982        46,503

Total gross profit                                         4,108        3,482         8,343        15,933
Inter-segment gross profit                                 1,095       (1,000)          (95)            0
                                                         -------      -------       -------       -------
Gross profit                                               3,013        4,482         8,438        15,933

Selling, general and administrative expenses               2,590        3,333         8,658        14,581
                                                         -------      -------       -------       -------
Income (loss) from operations                                423        1,149          (220)        1,352

Loss on sale of assets                                                    723                         723

Interest expense                                               2           66           921           989
                                                         -------      -------       -------       -------
Income (loss) before provision (benefit) for
 income taxes                                            $   421      $   360       $(1,141)      $  (360)
                                                         =======      =======       =======       =======



                         1998                           Quarrying   Manufacturing  Retailing       Total
                                                         --------   -------------  ---------      -------
Total net revenues                                       $12,876      $25,764       $5,127        $43,767
Inter-segment net revenues                                 3,906        1,735         --            5,641
                                                         -------      -------       ------        -------
Net revenues                                               8,970       24,029        5,127         38,126

Total gross profit                                         4,715        4,481        2,942         12,138
Inter-segment gross profit                                 1,065       (1,065)        --                0
                                                         -------      -------       ------        -------
Gross profit                                               3,650        5,546        2,942         12,138

Selling, general and administrative expenses               2,569        3,407        2,566          8,542
                                                         -------      -------       ------        -------
Income from operations                                     1,081        2,139          376          3,596
Interest expense                                              37           94         --              131
                                                         -------      -------       ------        -------
Income before provision for income taxes                 $ 1,044      $ 2,045       $  376        $ 3,465
                                                         =======      =======       ======        =======


Three month period:


                         1999                           Quarrying   Manufacturing  Retailing      Total
                                                         --------   -------------  ---------     -------
Total net revenues                                       $ 7,517       13,447        11,958       32,922
Inter-segment net revenues                                 1,997        1,939          --          3,936
                                                         -------      -------       -------       ------
Net revenues                                               5,520       11,508        11,958       28,986

Total gross profit                                         3,284        2,120         6,238       11,642
Inter-segment gross profit                                   898         (802)          (96)           0
                                                         -------      -------       -------       ------
Gross profit                                               2,386        2,922         6,334       11,642

Selling, general and administrative expenses               1,416        1,693         5,086        8,195
                                                         -------      -------       -------       ------

Income from operations                                       970        1,229         1,248        3,447

Loss on sale of assets                                                    723                        723

Interest expense                                               2           38           466          506
                                                         -------      -------       -------       ------

Income before provision for income taxes                 $   968      $   468       $   782       $2,218
                                                         =======      =======       =======       ======


                         1998                           Quarrying   Manufacturing  Retailing       Total
                                                         --------   -------------  ---------      -------

Total net revenues                                        $7,815       14,008         3,887       25,710
Inter-segment net revenues                                 2,190          565            --        2,755
                                                          ------      -------         -----       ------

Net revenues                                               5,625       13,443         3,887       22,955

Total gross profit                                         3,677        2,730         2,193        8,600
Inter-segment gross profit                                   886         (886)           --            0
                                                          ------      -------         -----       ------

Gross profit                                               2,791        3,616         2,193        8,600

Selling, general and administrative expenses               1,190        1,616         1,687        4,493
                                                          ------      -------         -----       ------

Income from operations                                     1,601        2,000          506         4,107

Interest expense                                              25           48           --            73
                                                          ------      -------        -----        ------

Income before provision for income taxes                  $1,576        1,952          506         4,034
                                                          ======      =======        =====        ======


Net revenues by geographic area is as follows:

                              ($ in thousands)         ($ in thousands)
                              Three Months Ended       Six Months Ended
                                   June 30,                June 30,
                              -------------------      ------------------
                               1999         1998        1999        1998
                              -------      ------      ------      ------
Net revenues (1):
 United States                $25,828      20,421      41,587      33,708
 Canada                         3,158       2,534       4,916       4,418
                              -------      ------      ------      ------
Total net revenues            $28,986      22,955      46,503      38,126
                              =======      ======      ======      ======


(1) Net revenues are attributed to countries based on where product is produced.


Long-lived assets by geographic area is as follows:

                                 ($ in thousands)
                              June 30,   December 31,
                               1999         1998
                              -------      ------
Long-lived assets:
 United States                $42,150      42,811
 Canada                         1,986       1,660
 Japan                              4           4
                              -------      ------
                              $44,140      44,475
                              =======      ======

(6) Accounting Change

The Company adopted "SOP 98-5, Reporting on the Costs of Start-Up Activities", as of January 1, 1999. The SOP requires the costs of start-up activities, including organization costs, to be expensed as incurred. As a result, acquisition costs of $149,781 (net of taxes of $47,559), were expensed in the period ending June 30, 1999 as the cumulative effect of a change in accounting principle.

The following table summarizes the pro forma net loss and per share amounts assuming a change in application of accounting principles applied retroactively:

                                    ($ in  thousands)
                                        Six Months
                                          Ended
                                        June 30,
                                       -----------
                                          1999
                                       -----------
Net loss                                  (526)
Net loss per share - basic               (0.07)
Net loss per share - diluted             (0.07)


Pro forma information for the three and six month periods ended June 30, 1998 is not readily available.

(7) Significant Event

On May 28, 1999 the Company exchanged all of the outstanding shares of Keystone Memorial Inc., a newly formed subsidiary, containing land, buildings and equipment of its Keystone and Keywest manufacturing plants and certain inventory at those locations, for 263,441 shares of Rock of Ages Class B Commons Stock. The net assets of Keystone Memorial Inc. had a net book value of $3,921,219 and a note receivable with a net present value of $399,538. A loss on the sale was recorded of $722,620, included in loss on sale of assets. The loss was considered a tax free event for purposes of calculating the provision for income taxes.

(8) Comprehensive Income (loss)

Comprehensive income (loss) is as follows:


                                       ($ in thousands)       ($ in thousands)
                                      Three Months Ended      Six Months Ended
                                           June 30,              June 30,
                                      ------------------     -----------------
                                       1999       1998       1999        1998
                                       -----      -----      ----        -----

Net income (loss)                      1,336      2,787      (676)       2,356
Cumulative translation adjustment        119          7       232          (79)
                                       -----      -----      ----       ------
Comprehensive income (loss)            1,455      2,794      (444)       2,277
                                       =====      =====      ====       ======


(9) Subsequent Events

Subsequent to June 30, 1999, the Company acquired two additional retail monument companies for approximately $1,475,000 in cash.

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

In June 1997, the Company acquired the successor to Keystone Memorials, Inc. ("Keystone") and in October 1997, acquired Childs & Childs Granite Company Inc. ("C&C"), granite memorial manufacturers in Elberton, Georgia. In connection with the Keystone and C&C acquisitions, the Company acquired Southern Mausoleums, Inc. ("SMI" and, together with C&C and Keystone, the "Elberton Manufacturing Operations"). Also in connection with the Keystone and C&C acquisitions, the Company acquired three granite quarrying companies operating quarries located in Georgia, Pennsylvania, North Carolina, South Carolina and Oklahoma (the "Quarry Companies"). In November 1998, the Company acquired another quarry company in North Carolina which produces a white granite that will be a companion stone for the Company's Bethel White Quarry ("Gardenia" and, together with the Quarry Companies, the "Acquired Quarry Operations"). In October 1997, the Company acquired the Keith Monument Company and related companies which are engaged in the retailing of granite memorials to consumers in the State of Kentucky ("Keith"). In 1998, the Company made acquisitions of thirteen additional retail monument companies (the "1998 Retail Acquisitions"), thereby expanding its retail presence to locations in Georgia, Iowa, Illinois, Minnesota, Nebraska, Ohio, South Dakota, Wisconsin, Pennsylvania and New Jersey. In the six months ended June 30, 1999, the Company acquired an additional seven monument retailers (the "1999 Retail Acquisitions").

In May 1999, the Company sold certain Keystone assets back to the original owners from whom it had purchased them in June, 1997. In exchange for these assets, the Company received 263,441 shares of its Class B stock held by the Keystone owners. These shares were then retired. In connection with this transaction, the Company recognized a loss on disposal of assets of approximately $723,000, or $.09 per diluted share, in the three months and six months ended June 30, 1999. This nonrecurring charge had no impact on the Company's tax liability or overall cash position.

The Company records revenues from quarrying, manufacturing and retailing. The granite quarried by the Company is both sold to outside customers and used by the Company's manufacturing division. The Company records revenue and gross profit related to the sale of granite sold to an outside customer either when the granite is shipped or when the customer selects and identifies the blocks at the quarry site. The Company does not record a sale, nor does the Company record gross profit, at the time granite is transferred to the Company's manufacturing division. The Company records revenue and gross profit related to internally transferred granite only after the granite is manufactured into a finished product and sold to an outside customer. Manufacturing revenues related to outside customers are recorded when the finished product is shipped from Company facilities. Manufacturing revenues related to internally transferred finished products are recorded when sold at retail to an outside customer. Retailing revenues are recorded when the finished monument is placed in the cemetery.

The following table sets forth certain operations data as a percentage of net revenues with the exception of quarrying, manufacturing and retailing gross profit, which are shown as a percentage of their respective revenues.


STATEMENT OF OPERATIONS DATA                        THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
----------------------------                        ---------------------------     -------------------------
                                                         1999        1998            1999           1998
                                                        ------      ------          ------         ------
       NET SALES
Quarrying                                                19.0%       24.5%           19.6%          23.5%
Manufacturing                                            39.7%       58.6%           46.1%          63.0%
Retail                                                   41.3%       16.9%           34.4%          13.4%
                                                        ------      ------          ------         ------
  TOTAL NET SALES                                       100.0%      100.0%          100.0%         100.0%

       GROSS PROFIT
Quarrying                                                43.2%       49.6%           33.1%          40.7%
Manufacturing                                            25.4%       26.9%           20.9%          23.1%
Retail                                                   53.0%       56.4%           52.8%          57.4%
                                                        ------      ------          ------         ------
  TOTAL GROSS PROFIT                                     40.2%       37.5%           34.3%          31.8%

  SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES          28.3%       19.6%           31.4%          22.4%

  INCOME FROM OPERATIONS                                 11.9%       17.9%            2.9%           9.4%

      OTHER EXPENSES
Interest Expense                                          1.7%        0.3%            2.1%           0.3%
Loss on Disposal of Assets                                2.5%                        1.6%

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                7.7%       17.6%           -0.8%           9.1%

Income Taxes                                              3.0%        5.4%            0.4%           2.9%

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF                 4.6%       12.1%           -1.1%           6.2%
  CHANGE IN ACCOUNTING PRINCIPLE

Cumulative effect on prior years of change in
  accounting principle                                                               -0.3%

NET INCOME (LOSS)                                         4.6%       12.1%           -1.5%           6.2%
                                                        ======      ======          ======         ======

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Revenues for the three months ended June 30, 1999 increased $6.0 million, or 26.3%, to $29.0 million from $23.0 million for the three months ended June 30,1998. This increase was primarily attributable to revenues from the 1998 Retail Acquisitions and 1999 Retail Acquisitions, most of which the Company did not own during the 1998 period. The Company's retailing net revenues increased to 41.3% of total net revenues in the 1999 period from 16.9% in the 1998 period as a result of these acquisitions.

Gross profit for the three months ended June 30, 1999 increased $3.0 million, or 35.4%, to $11.6 million from $8.6 million for the three months ended June 30, 1998. The gross profit percentage increased to 40.2% for the 1999 period from 37.5% for the 1998 period. These increases were attributable to the absolute and relative increases in retailing net revenues during the 1999 period as described above. The Company's retailing operations historically have experienced a higher gross profit percentage than either quarrying or manufacturing.

Quarrying gross profit decreased $406,000, or 14.5%, to $2.4 million from $2.8 million for the 1998 period. The quarrying gross profit percentage decreased to 43.2% from 49.6% for the 1998 period. These decreases were primarily attributable to increased development costs at the Company's Salisbury quarry during the 1999 period.

Manufacturing gross profit decreased $694,000, or 19.2%, to $2.9 million from $3.6 million for the 1998 period. The manufacturing gross profit percentage decreased to 25.4% from 26.9% for the 1998 period. These decreases were primarily attributable to poor results at the Elberton Manufacturing Operations. During the 1999 period, the Company took several actions to address this situation, including the sale of certain assets of the Elberton Manufacturing Operations back to the original owners from whom it had purchased them in June, 1997.

Retailing gross profit increased $4.1 million, or 188.8%, to $6.3 million from $2.2 million for the 1998 period. This increase was attributable to the 1998 Retail Acquisitions and 1999 Retail Acquisitions, most of which the Company did not own during the 1998 period. The retailing gross profit percentage decreased to 53.0% from 56.4% for the 1998 period. This decrease was due to the fact that the 1998 Retail Acquisitions and 1999 Retail Acquisitions as a group have a lower gross profit percentage historically than Keith, which accounted for the vast majority of the Company's retailing revenue and gross profit for the 1998 period.

Selling, general, and administrative expenses ("SGA expenses") increased $3.7 million, or 82.4%, to $8.2 million from $4.5 million for the 1998 period. As a percentage of net revenues, SGA expenses increased to 28.3% from 19.6% for the 1998 period. These increases were primarily attributable to SGA expenses of the 1998 Retail Acquisitions and the 1999 Retail Acquisitions.

Interest expense increased $433,000, or 593.2%, to $506,000 from $73,000 for the 1998 period. This increase was caused by increased borrowing under the Company's credit facilities to support its retail acquisition strategy.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Revenues for the six months ended June 30, 1999 increased $8.4 million, or 22.0%, to $46.5 million from $38.1 million for the six months ended June 30,1998. This increase was primarily attributable to revenues from the 1998 Retail Acquisitions and 1999 Retail Acquisitions, most of which the Company did not own during the 1998 period. The Company's retailing net revenues increased to 34.4% of total net revenues in the 1999 period from 13.4% in the 1998 period as a result of these acquisitions.

Gross profit for the six months ended June 30, 1999 increased $3.8 million, or 31.2%, to $15.9 million from $12.1 million for the six months ended June 30, 1998. The gross profit percentage increased to 34.3% for the 1999 period from 31.8% for the 1998 period. These increases were attributable to the absolute and relative increases in retailing net revenues during the 1999 period as described above. The Company's retailing operations historically have experienced a higher gross profit percentage than either quarrying or manufacturing.

Quarrying gross profit decreased $639,000, or 17.5%, to $3.0 million from $3.7 million for the 1998 period. The quarrying gross profit percentage decreased to 33.1% from 40.7% for the 1998 period. These decreases were primarily attributable to increased development costs at the Company's Salisbury quarry during the 1999 period, and to the Company's Barre quarries being closed for a longer time during the 1999 period than during the 1998 period. The Barre quarries are usually closed during the winter months; however during the 1999 period the Company reopened them approximately three weeks later than during the 1998 period.

Manufacturing gross profit decreased $1.1 million, or 19.2%, to $4.5 million from $5.5 million for the 1998 period. The manufacturing gross profit percentage decreased to 20.9% from 23.1% for the 1998 period. These decreases were primarily attributable to poor results at the Elberton Manufacturing Operations. During the 1999 period, the Company took several actions to address this situation, including the sale of certain assets of the Elberton Manufacturing Operations back to the original owners from whom it had purchased them in June, 1997.

Retailing gross profit increased $5.5 million, or 186.8%, to $8.4 million from $2.9 million for the 1998 period. This increase was attributable to the 1998 Retail Acquisitions and 1999 Retail Acquisitions, most of which the Company did not own during the 1998 period. The retailing gross profit percentage decreased to 52.8% from 57.4% for the 1998 period. This decrease was due to the fact that the 1998 Retail Acquisitions and 1999 Retail Acquisitions as a group have a lower gross profit percentage historically than Keith, which accounted for the vast majority of the Company's retailing revenue and gross profit for the 1998 period.

Selling, general, and administrative expenses ("SGA expenses") increased $6.0 million, or 70.7%, to $14.6 million from $8.5 million for the 1998 period. As a percentage of net revenues, SGA expenses increased to 31.4% from 22.4% for the 1998 period. These increases were primarily attributable to SGA expenses of the 1998 Retail Acquisitions and the 1999 Retail Acquisitions.

Interest expense increased $859,000, or 655.7%, to $989,000 from $131,000 for the 1998 period. This increase was caused by increased borrowing under the Company's credit facilities to support its retail acquisition strategy.

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

For the six months ended June 30, 1999, net cash provided by operating activities was $1.4 million. This was primarily the result of customer deposits generated by the Company's retailing operations. Net cash used in investing activities was $9.0 million. This was mostly due to acquisitions of monument retailers during the quarter. Net cash provided by financing activities was $7.9 million, most of which was provided by borrowings under the company's credit facilities.

The Company has credit facilities pursuant to a financing agreement with the CIT Group/Business Credit ("CIT"). The agreement provides for an acquisition term loan line of credit of $25 million and a revolving credit facility of another $25 million. As of June 30, 1999 the revolving credit facility had $13.9 million outstanding and the term loan facility had $12 million outstanding. The interest rate on the revolving facility as of such date was 7.25% based on a formula of prime less .50%. The interest rate on the term loan as of such date was 6.97% based on a formula of LIBOR plus 1.75%. As of June 30, 1999, the Company also had $559,000 outstanding and $2.4 million available under a demand revolving line of credit with the Royal Bank of Canada. The interest rate on this facility as of such date was 7.25% based on a formula of Canadian prime plus .75%. The Company is in the process of negotiating a revised and expanded credit facility with a group of lenders; it expects to have this facility in place during the third quarter of 1999. The Company's primary need for capital will be to finance acquisitions of monument retailers as part of its growth strategy and to maintain and improve its existing manufacturing, quarrying and retailing facilities. The Company has $3.0 million budgeted for capital expenditures in 1999. The Company believes that the combination of cash flow from operations, its existing credit facilities, and cash on hand will be sufficient to fund its operations for at least the next twelve months.

SEASONALITY

Historically, the Company's operations have experienced certain seasonal patterns. Generally the Company's net sales have been lowest in the first quarter of each year due primarily to weather. Cemeteries in northern areas generally do not accept granite memorials during winter months when the ground is frozen because they cannot be properly set. In addition, the Company typically closes certain of its Vermont and Canadian quarries during these months because of increased operating costs attributable to adverse weather conditions. As a result, the Company has historically incurred a net loss during the first three months of each calendar year.

INFLATION

The Company believes that the relatively moderate rates of inflation experienced in recent years have not had a significant effect on its results of operations.

YEAR 2000

The Company has developed a plan to address the Year 2000 issue and is currently in the process of implementing that plan.

Scope of Readiness. A large part of the Company's legacy IT systems would require substantial resources to become Year 2000 compliant. Instead of remediating those core systems, the Company decided to replace those systems with a purchased package that is Year 2000 compliant in addition to software written in house that is also Year 2000 compliant. This decision was based on Year 2000 compliance requirements as well as the need to upgrade the software to meet current and future business requirements. Installation of the purchased software was complete in 1998 and implementation of those systems is expected to be complete during the third quarter of 1999. In house programming and the installation and implementation of purchased software packages is being performed by three information technology employees as well as two external programmer/analysts.

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

PART II. OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on June 18, 1999 (the "Annual Meeting"), to elect two Class II directors and to ratify the selection of KPMG LLP as the Company's independent auditors for the 1999 fiscal year.

Each of George R. Anderson and Frederick E. Webster, Jr. was elected to serve as a Class II director for a three year term expiring at the annual meeting of stockholders in 2002 and until their successors are duly elected and qualified.

The following table sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to the election of each of George R. Anderson and Frederick E. Webster, Jr. and the ratification of the selection of KPMG LLP as the Company's independent auditors for the 1999 fiscal year.

                                            Votes Against/
                                Votes For   Votes Withheld   Abstentions   Broker Non-votes
                                ---------   --------------   -----------   ----------------

Election of
  George R. Anderson            6,685,975       16,462              --         977,843
  Frederick E. Webster, Jr.     6,685,975       16,462              --         977,843

KPMG LLP                        6,663,429       2,400           36,608         977,843

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         NUMBER       EXHIBITS
         ------       --------

         3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

         3.2 Amended and Restated By-laws of the Company as amended through April 6, 1999 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed with the Securities and Exchange Commission on May 17, 1999)

         11           Statement regarding computation of per share earnings

         27           Financial Data Schedule

(b)      Reports Submitted on Form 8-K:

         The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      ROCK OF AGES CORPORATION


Dated: August 16,1999                 By: /s/ John L. Forney
                                         ---------------------------------------
                                      John L. Forney
                                      Vice President, Chief Financial Officer
                                      and Treasurer

                                  EXHIBIT INDEX


EXHIBITS
--------

3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

3.2 Amended and Restated By-laws of the Company as amended through April 6, 1999 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed with the Securities and Exchange Commission on May 17, 1999)

11                Statement regarding computation of per share earnings

27                Financial Data Schedule