Form 10-Q
period 1999-09-30
ROCK OF AGES CORP
filed 1999-11-15
CIK 84581

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 10, 1999, 4,327,171 shares of Class A Common Stock, par value $0.01 per share, and 3,115,746 shares of Class B Common Stock, par value $0.01 per share, of Rock of Ages Corporation were outstanding.

ROCK OF AGES CORPORATION

INDEX

Form 10-Q for the Quarterly Period
Ended September 30, 1999



PART I   FINANCIAL INFORMATION
------   ---------------------

Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets - September 30, 1999 and December 31, 1998

            Condensed Consolidated Statements of Operations - Three Months Ended and the Nine Months Ended September 30, 1999 and 1998

            Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 1999 and 1998

            Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II  OTHER INFORMATION
-------  -----------------

Item 6.  Exhibits and Reports on Form 8-K

Signature

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                       ROCK OF AGES CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                           ($ in thousands)

                                                        (Unaudited)
                                                       September 30,  December 31,
                                                           1999          1998
                                                       ------------   -----------

                        ASSETS
Current assets:
Cash and cash equivalents                               $   5,773         4,701
Trade receivables, net of allowance for bad debt
  of $1,822 in 1999 and $2,124 in 1998                     16,295        14,004
Inventories                                                24,402        24,075
Prepaid & refundable income taxes                             475           586
Due from affiliate                                            117
Deferred tax assets                                           308           352
Other current assets                                        2,734         1,549
                                                        ---------      --------
     Total current assets                                  50,104        45,267

Property, plant and equipment, net                         44,833        44,475
Cash surrender value of life insurance, net                 1,450         1,426
Intangibles, net                                           35,959        29,487
Deferred tax assets                                           572           110
Investments in and advances to affiliated company             131           131
Intangible pension asset                                      219           219
Other investments                                                           343
Other                                                         894           436
                                                        ---------      --------
     Total assets                                       $ 134,162       121,894
                                                        =========      ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under lines of credit                        $  16,378         6,687
Current installments of long-term debt                        474           803
Trade payables                                              2,837         2,674
Accrued expenses                                            3,927         3,478
Due to related parties                                                        4
Customer deposits                                           8,143         5,100
                                                        ---------      --------
      Total current liabilities                            31,759        18,746

Long-term debt, excluding current installments             12,751        12,880
Deferred compensation                                       3,973         3,692
Accrued pension cost                                           34            34
Accrued postretirement benefit cost                           570           570
Other                                                         120           135
                                                        ---------      --------
      Total liabilities                                    49,207        36,057

Commitments
Stockholder's equity:
  Preferred stock - $.01 par value;
      2,500,000 shares authorized
      No shares issued or outstanding
  Common stock - Class A, $.01 par value;
      30,000,000 shares authorized
      4,324,671 and 3,896,178 shares
      issued and outstanding                                   43            39
  Common stock - Class B, $.01 par value;
      15,000,000 shares authorized
      3,115,746 and 3,484,957 shares
      issued and outstanding                                   31            35
  Additional paid-in capital                               67,893        69,350
  Retained earnings                                        17,284        16,898
  Accumulated other comprehensive loss                       (296)         (485)
                                                        ---------      --------
      Total stockholder's equity                           84,955        85,837
                                                        ---------      --------
      Total liabilities and stockholder's equity        $ 134,162       121,894
                                                        =========      ========



 ** SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       ROCK OF AGES CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               ($ in thousands except per share amounts)
                              (Unaudited)

                                                            Three Months Ended     Nine Months Ended
                                                               September 30,         September 30,
                                                            ------------------     -----------------
                                                              1999      1998         1999       1998
                                                            --------   -------     -------    ------
Net Revenues:
  Quarrying                                                 $ 6,285     4,787       15,379    13,757
  Manufacturing                                               8,921    11,579       30,349    35,608
  Retailing                                                   9,207     5,640       25,189    10,767
                                                            -------   -------      -------    ------
     Total net revenues                                      24,413    22,006       70,917    60,132
Gross profit:
  Quarrying                                                   3,236     2,344        6,248     5,994
  Manufacturing                                               2,338     3,274        6,820     8,820
  Retailing                                                   4,766     3,250       13,204     6,192
                                                            -------   -------      -------    ------
     Total gross profit                                      10,340     8,868       26,272    21,006
Selling, general and administrative expenses                  8,335     5,407       22,916    13,949
                                                            -------   -------      -------    ------
     Income from operations                                   2,005     3,461        3,356     7,057
Loss on sale of assets                                                                 723
Interest expense                                                541       113        1,529       244
                                                            -------   -------      -------    ------
     Income before provision for income taxes
     and a cumulative effect of a change in
     accounting principle                                     1,464     3,348        1,104     6,813
Income tax expense                                              402       594          568     1,703
                                                            -------   -------      -------    ------
     Net income before cumulative effect of
       a change in accounting principle                     $ 1,062     2,754          536     5,110
     Cumulative effect in prior years of a
        change in accounting principle
        (net of taxes of $48)                                                         (150)
                                                            -------   -------      -------    ------
     Net income                                             $ 1,062     2,754      $   386     5,110
Per share information:
     Net income per share-basic:
        Net income before cumulative effect of
        a change in accounting principle                    $  0.14      0.37      $  0.07      0.70
        Cumulative effect in prior year of a
        change in accounting principle
        (net of taxes of $48)                                    --        --        (0.02)       --
                                                            -------   -------      -------    ------
        Net income per share                                $  0.14      0.37      $  0.05      0.70
     Net income per share - diluted:
        Net income before cumulative effect
        of a change in accounting principle:                $  0.14      0.35      $  0.07      0.64
        Cumulative effect in prior year of a
        change in accounting principle
        (net of taxes of $48)                                              --        (0.02)       --
                                                            -------   -------      -------    ------
        Net income                                          $  0.14      0.35      $  0.05      0.64
Weighted average number of common shares
     outstanding-basic                                        7,440     7,377        7,532     7,339
Weighted average number of common shares
     outstanding - diluted                                    7,727     7,970        7,891     7,993




 ** SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       ROCK OF AGES CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           ($ in thousands)
                              (Unaudited)

                                                                            Nine Months Ended
                                                                               September 30,
                                                                          ---------------------
                                                                            1999         1998
                                                                          --------     --------

Cash flows from operating activities:
     Net income                                                           $    386        5,110
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation, depletion and amortization                             3,246        2,477
        Loss (gain) on sale of assets                                          695          (15)
         Decrease (increase) in cash surrender value                           (23)          20
        Cumulative effect of a change in accounting principle                  150
        Deferred taxes                                                           1          (30)
        Changes in assets and liabilities:
          Increase in trade receivables                                     (1,918)      (1,472)
          Increase in due from related parties                                (127)        (111)
          Decrease (increase) in inventories                                   285       (3,948)
          Increase in other assets                                            (796)        (513)
          Increase in trade payables, accrued
             expenses and income taxes payable                                 514        1,611
          Increase in customer deposits                                      2,544        1,019
          Increase in deferred compensation                                    144          135
          Decrease in other liabilities                                        (15)
          Increase(decrease) in deferred income                                 12         (300)
                                                                          --------     --------
               Net cash provided by operating activities                     5,098        3,983
Cash flows from investing activities:
     Purchases of property, plant and equipment                             (3,192)      (2,819)
     Increase in intangibles                                                  (599)
     Proceeds from sale of property, plant and equipment                        40           25
    Cash included in sale of subsidiary                                       (250)
     Acquisitions, net of cash acquired (1)                                 (9,975)     (11,427)
                                                                          --------     --------
               Net cash used in investing activities                       (13,976)     (14,221)
Cash flows from financing activities:
     Net borrowings under lines of credit                                    9,691        6,385
     Net stock option transactions                                             702         (374)
     Increase in debt issuance costs                                           (75)
     Principal payments on long-term debt                                     (508)        (223)
                                                                          --------     --------
               Net cash provided by financing activities                     9,810        5,788
Effect of exchange rate changes on cash                                        140         (261)
                                                                          --------     --------
               Net increase (decrease) in cash and cash equivalents          1,072       (4,711)
Cash and cash equivalents, beginning of period                               4,701        8,637
                                                                          --------     --------
Cash and cash equivalents, end of period                                  $  5,773        3,926
                                                                          ========     ========

 ** SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

(1)  Acquisitions:
     Assets acquired                                                       $11,883      $19,560
     Liabilities assumed and issued                                           (940)      (6,109)
     Common stock issued                                                      (640)      (1,448)
                                                                          --------     --------
     Cash paid                                                              10,303       12,003
     Less cash acquired                                                       (328)         576
                                                                          --------     --------
          Net cash paid for acquisitions                                  $  9,975       11,427
                                                                          ========     ========

Supplemental non-cash investing and financing activities:

On May 28, 1999 the Company exchanged all of the outstanding shares of Keystone Memorial Inc., a newly formed subsidiary, containing land, buildings and equipment of $2,281,458, inventory of $1,750,000, Deferred tax liabilities of $417,564, prepaids of $9,351, intangibles of $47,974 and cash of $250,000 for shares valued at $2,799,061 and a note receivable with a net present value of 399,538.

See Note 7 for further discussion.


                            ROCK OF AGES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K 405 (SEC File No. 000-29464, filed March 31, 1999).

(2)  Inventories

                                                          ($ in thousands)
Inventories consist of the following at
   September 30, 1999 and December 31, 1998:         September 30,  December 31,
                                                         1999          1998
                                                     ------------   -----------

       Raw materials                                   $10,082       $ 9,815
       Work-in-process                                   2,810         5,724
       Finished goods and supplies                      11,510         8,536
                                                       -------       -------
                                                       $24,402       $24,075
                                                       =======       =======


(3)  Pro Forma Information

During the nine months ended September 30, 1999, the Company acquired ten retail monument companies. The Company paid a total of $10,302,863 in cash and issued 52,623 shares of Class A Common Stock with a value of $639,986 for the acquired companies. In addition, various employment, noncompetition and lease agreements were entered into.

The acquisitions have been accounted for under the purchase method. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective fair market values, resulting in approximately $6,997,134 of cost in excess of net assets acquired which has been allocated to intangible assets, primarily names and reputations.

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

                                          ($ in thousands except per share data)
                                                         (Unaudited)
                                                      Nine Months Ended
                                                        September 30,
                                                      -----------------
                                                        1999     1998
                                                      -------   -------

Net revenues                                          $74,507    77,969
Net income                                            $   760     5,546
Net income per share-basic                            $  0.10      0.76
Net income per share - diluted                        $  0.10      0.69


(4)  Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for net income for the three and nine month periods ended September 30, 1999 and 1998:

                                                         ($ in thousands except  ($ in thousands except
                                                             per share data)          per share data)

                                                           Three Months Ended        Nine Months Ended
                                                              September 30,            September 30,
                                                           ------------------        -----------------
                                                            1999        1998         1999         1998
                                                           -----        -----        ----        -----
Numerator:
 Income available to common shareholders
  used in basic and diluted earnings per share             1,062        2,754         386        5,110
                                                           =====        =====       =====        =====
Denominator:
  Denominator for basic earnings per share:
     Weighted average shares                               7,440        7,377       7,532        7,339
  Effect of dilutive securities:
     Stock options                                           287          593         359          654
                                                           -----        -----       -----        -----
        Denominator for diluted earnings per share:
          Adjusted weighted average shares                 7,727        7,970       7,891        7,993
                                                           =====        =====       =====        =====
Basic earnings per share                                    0.14         0.37        0.05         0.70
Diluted earnings per share                                  0.14         0.35        0.05         0.64


Options to purchase 488,252 shares of Class A common stock at prices ranging from $9.875 to $18.50 per share were outstanding in 1999, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.


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

The following is the unaudited segment information for the three and nine month periods ending September 30, 1999 and 1998 (in thousands):



Three month period:

                          1999                             Quarrying    Manufacturing     Retailing     Total
                                                           ---------    -------------     ---------     -----

Total net revenues                                           $7,825         11,052          9,207       28,084
Inter-segment net revenues                                    1,540          2,131                       3,671
                                                             ------         ------        -------       ------
Net revenues                                                  6,285          8,921          9,207       24,413
Total gross profit                                            4,129          1,637          4,574       10,340
Inter-segment gross profit                                      893           (701)          (192)           0
                                                             ------         ------        -------       ------
Gross profit                                                  3,236          2,338          4,766       10,340
Selling, general and administrative expenses                    972          1,983          5,380        8,335
                                                             ------         ------        -------       ------
Income (loss) from operations                                 2,264            355           (614)       2,005
Interest expense                                                  1             27            513          541
                                                             ------         ------        -------       ------
Income (loss) before provision for income taxes              $2,263            328         (1,127)       1,464
                                                             ======         ======        =======       ======


                          1998                             Quarrying    Manufacturing     Retailing     Total
                                                           ---------    -------------     ---------     -----

Total net revenues                                           $6,830         12,927          5,640       25,397
Inter-segment net revenues                                    2,043          1,348                       3,391
                                                             ------         ------        -------       ------
Net revenues                                                  4,787         11,579          5,640       22,006
Total gross profit                                            3,159          2,459          3,250        8,868
Inter-segment gross profit                                      815           (815)                          0
Gross profit                                                  2,344          3,274          3,250        8,868
                                                             ------         ------        -------       ------
Selling, general and administrative expenses                    999          1,628          2,780        5,407
Income from operations                                        1,345          1,646            470        3,461
Interest expense                                                 --             44             69          113
                                                             ------         ------        -------       ------
Income before provision for income taxes                     $1,345          1,602            401        3,348
                                                             ======         ======        =======       ======

Nine month period:

                          1999                             Quarrying    Manufacturing     Retailing     Total
                                                           ---------    -------------     ---------     -----

Total net revenues                                          $20,325         35,764         25,189       81,278
Inter-segment net revenues                                    4,946          5,415                      10,361
                                                            -------         ------         ------       ------
Net revenues                                                 15,379         30,349         25,189       70,917
Total gross profit                                            8,237          5,119         12,916       26,272
Inter-segment gross profit                                    1,989         (1,701)          (288)           0
                                                            -------         ------         ------       ------
Gross profit                                                  6,248          6,820         13,204       26,272
Selling, general and administrative expenses                  3,562          5,316         14,038       22,916
                                                            -------         ------         ------       ------



Income (loss) from operations                                 2,686          1,504           (834)       3,356
Loss on sale of assets                                                         723                         723
Interest expense                                                  2             93          1,434        1,529
                                                            -------         ------         ------       ------
Income (loss) before provision (benefit) for income taxes   $ 2,684            688         (2,268)       1,104
                                                            =======         ======         ======       ======

                          1998                             Quarrying    Manufacturing     Retailing     Total
                                                           ---------    -------------     ---------     -----

Total net revenues                                          $19,706         39,430         10,767       69,903
Inter-segment net revenues                                    5,949          3,822                       9,771
                                                            -------         ------         ------       ------
Net revenues                                                 13,757         35,608         10,767       60,132
Total gross profit                                            7,874          6,940          6,192       21,006
Inter-segment gross profit                                    1,880         (1,880)                          0
                                                            -------         ------         ------       ------
Gross profit                                                  5,994          8,820          6,192       21,006
Selling, general and administrative expenses                  3,567          5,035          5,347       13,949
                                                            -------         ------         ------       ------
Income from operations                                        2,427          3,785            845        7,057
Interest expense                                                               138            106          244
                                                            -------         ------         ------       ------
Income before provision for income taxes                    $ 2,427          3,647            739        6,813
                                                            =======         ======         ======       ======


Net revenues by geographic area is as follows:

                                                ($ in thousands)      ($ in thousands)

                                               Three Months Ended     Nine Months Ended
                                                    September 30,        September 30,
                                               ------------------     -----------------
                                                 1999       1998       1999       1998
                                               -------     ------     ------     ------

Net revenues (1):
  United States                                $22,008     20,769     63,412     53,365
  Canada                                         2,405      1,237      7,505      6,767
                                               -------     ------     ------     ------
  Total net revenues                           $24,413     22,006     70,917     60,132
                                               =======     ======     ======     ======

(1) Net revenues are attributed to countries based on where product is produced.

Long-lived assets by geographic area is as follows:

                                                           ($ in thousands)

                                                      September 30,  December 31,
                                                          1999          1998
                                                      ------------   -----------

Long-lived assets:
  United States                                        $42,863         42,811
  Canada                                                 1,964          1,660
  Japan                                                      6              4
                                                       -------         ------
                                                       $44,833         44,475
                                                       =======         ======

(6)  Accounting Change

The Company adopted "SOP 98-5, Reporting on the Costs of Start-Up Activities", as of January 1, 1999. The SOP requires the costs of start-up activities, including organization costs, to be expensed as incurred. As a result, acquisition costs of $149,781 (net of taxes of $47,559), were expensed in the period ending September 30, 1999 as the cumulative effect of a change in accounting principle.


The following table summarizes the pro forma net income and per share amounts assuming a change in application of accounting principles applied retroactively:

                                                               ($ in thousands)
                                                                  (Unaudited)
                                                               Nine Months Ended
                                                                 September 30,
                                                                      1999
                                                               -----------------

Net income                                                           $ 536
Net income per share - basic                                          0.07
Net income per share - diluted                                        0.07


Pro forma information for the three and nine month periods ended September 30, 1998 is not readily available.

(7)  Significant Event

On May 28, 1999 the Company exchanged all of the outstanding shares of Keystone Memorial Inc., a newly formed subsidiary, containing land, buildings and equipment of its Keystone and Keywest manufacturing plants and certain inventory at those locations, for 263,441 shares of Rock of Ages Class B Commons Stock and a note receivable with a net present value of $399,538. The net assets of Keystone Memorial Inc. had a net book value of $3,921,219. A loss on the sale was recorded of $722,620, included in loss on sale of assets. The loss was considered a tax free event for purposes of calculating the provision for income taxes.

(8)  Comprehensive Income

Comprehensive income is as follows:

                                                ($ in thousands)        ($ in thousands)
                                                  (Unaudited)              (Unaudited)
                                              Three Months Ended       Nine Months Ended
                                                 September 30,            September 30,
                                              ------------------       -----------------
                                              1999          1998       1999         1998
                                              ----          ----       ----         ----

Net income                                   $1,062        2,754       536         5,110
Cumulative translation adjustment               (43)        (178)      189          (258)
                                             ------        -----       ---         -----
          Comprehensive income               $1,019        2,576       725         4,852
                                             ======        =====       ===         =====


(9)  Subsequent Events

Subsequent to September 30, 1999, the Company acquired two additional retail monument companies for approximately $2,009,000 in cash.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including but not limited to those that discuss strategies, goals, outlook or other non-historical matters, or projected or anticipated revenues, income, returns or other financial measures. These forward-looking statements are subject to numerous risks and uncertainties that may cause actual results to differ materially from those contained in or indicated by such statements, including but not limited to the ability of the Company to continue to identify suitable retail acquisition candidates, to consummate additional retail acquisitions on acceptable terms and to successfully integrate the operations of such acquired entities, demand for the Company's products, as well as general economic, competitive, key employee and other factors described in the Company's Annual Report on Form 10-K or other filings with the Securities and Exchange Commission. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

In June 1997, the Company acquired the successor to Keystone Memorials, Inc. ("Keystone") and in October 1997, acquired Childs & Childs Granite Company Inc. ("C&C"), granite memorial manufacturers in Elberton, Georgia. In connection with the Keystone and C&C acquisitions, the Company acquired Southern Mausoleums, Inc. ("SMI" and, together with C&C and Keystone, the "Elberton Manufacturing Operations"). Also in connection with the Keystone and C&C acquisitions, the Company acquired three granite quarrying companies operating quarries located in Georgia, Pennsylvania, North Carolina, South Carolina and Oklahoma (the "Quarry Companies"). In November 1998, the Company acquired another quarry company in North Carolina which produces a white granite that will be a companion stone for the Company's Bethel White Quarry ("Gardenia" and, together with the Quarry Companies, the "Acquired Quarry Operations"). In October 1997, the Company acquired the Keith Monument Company and related companies, which are engaged in the retailing of granite memorials to consumers in the State of Kentucky ("Keith"). In 1998, the Company made acquisitions of thirteen additional retail monument companies (the "1998 Retail Acquisitions"), thereby expanding its retail presence to locations in Georgia, Iowa, Illinois, Minnesota, Nebraska, Ohio, South Dakota, Wisconsin, Pennsylvania and New Jersey. In the nine months ended September 30, 1999, the Company acquired an additional ten monument retailers (the "1999 Retail Acquisitions").

In May 1999, the Company sold certain Keystone assets back to the original owners from whom it had purchased them in June 1997. In exchange for these assets, the Company received

263,441 shares of its Class B stock held by the Keystone owners. These shares were then retired. In connection with this transaction, the Company recognized a loss on disposal of assets of approximately $723,000, or $.09 per diluted share, in the nine months ended September 30, 1999. This nonrecurring charge had no impact on the Company's tax liability or overall cash position.

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

STATEMENT OF OPERATIONS DATA

                                                         Three Months Ended       Nine  Months  Ended
                                                            September 30,            September 30,
                                                         ------------------       -------------------
                                                         1999        1998         1999          1998
                                                         -----       -----        -----         -----
              NET SALES
Quarrying                                                 25.7%       21.8%        21.7%        22.9%
Manufacturing                                             36.5%       52.6%        42.8%        59.2%
Retail                                                    37.7%       25.6%        35.5%        17.9%
                                                         -----       -----        -----        -----
   TOTAL NET SALES                                       100.0%      100.0%       100.0%       100.0%

              GROSS PROFIT
Quarrying                                                 51.5%       49.0%        40.6%        43.6%
Manufacturing                                             26.2%       28.3%        22.5%        24.8%
Retail                                                    51.8%       57.6%        52.4%        57.5%
                                                         -----       -----        -----        -----
   TOTAL GROSS PROFIT                                     42.4%       40.3%        37.0%        34.9%
   SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES          34.1%       24.6%        32.3%        23.2%
   INCOME FROM OPERATIONS                                  8.2%       15.7%         4.7%        11.7%
              OTHER EXPENSES
Interest Expense                                           2.2%        0.5%         2.2%         0.4%
Loss on Disposal of Assets                                                          1.0%
INCOME BEFORE INCOME TAXES AND CUMULATIVE
     EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE              6.0%       15.2%         1.6%        11.3%
Income Taxes                                               1.6%        2.7%         0.8%         2.8%
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                                  4.4%       12.5%         0.8%         8.5%
Cumulative effect on prior years of change in
     accounting principle                                                          -0.2%
NET INCOME                                                 4.4%       12.5%         0.5%         8.5%
                                                         =====       =====        =====        =====


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Revenues for the three months ended September 30, 1999 increased $2.4 million, or 10.9%, to $24.4 million from $22.0 million for the three months ended September 30,1998. This increase was primarily attributable to increased quarrying revenues and revenues from the 1998 Retail Acquisitions and 1999 Retail Acquisitions, most of which the Company did not own during the 1998 period. These increases were partially offset by lower manufacturing revenues. The Company's retailing net revenues increased to 37.7% of total net revenues in the 1999 period from 25.6% in the 1998 period as a result of these acquisitions.

Gross profit for the three months ended September 30, 1999 increased $1.5 million, or 16.6%, to $10.3 million from $8.9 million for the three months ended September 30, 1998. The gross profit percentage increased to 42.4% for the 1999 period from 40.3% for the 1998 period. These increases were attributable to the absolute and relative increases in retailing net revenues during the 1999 period as described above. The Company's retailing operations historically have experienced a higher gross profit percentage than either quarrying or manufacturing. However, the small increase in the gross profit percentage despite the large relative increase in retailing net revenues was caused by lower gross margins in the Company's retailing operations in the 1999 period.

Quarrying gross profit increased $892,000, or 38.1%, to $3.2 million from $2.3 million for the 1998 period. The quarrying gross profit percentage increased to 51.5% from 49.0% for the 1998 period. These increases were primarily attributable to improved profitability at the Company's Salisbury and Laurentian rose quarries.

Manufacturing gross profit decreased $936,000, or 28.6%, to $2.3 million from $3.3 million for the 1998 period. The manufacturing gross profit percentage decreased to 26.2% from 28.3% for the 1998 period. These decreases were primarily attributable to lower profitability at the Company's Barre manufacturing operations, including both monumental and press rolls.

Retailing gross profit increased $1.5 million, or 46.6%, to $4.8 million from $3.3 million for the 1998 period. This increase was attributable to the 1998 Retail Acquisitions and 1999 Retail Acquisitions, most of which the Company did not own during the 1998 period. The retailing gross profit percentage decreased to 51.8 % from 57.6% for the 1998 period. This decrease was due to the fact that the 1998 Retail Acquisitions and 1999 Retail Acquisitions as a group have a lower gross profit percentage historically than Keith, which accounted for the majority of the Company's retailing revenue and gross profit for the 1998 period.

Selling, general, and administrative expenses ("SGA expenses") increased $2.9 million, or 54.1%, to $8.3 million from $5.4 million for the 1998 period. As a percentage of net revenues, SGA expenses increased to 34.1% from 24.6% for the 1998 period. These increases were primarily attributable to SGA expenses of the 1998 Retail Acquisitions and the 1999 Retail Acquisitions and to expenditures on marketing materials and programs to support the Company's branding strategy at retail.

Interest expense increased $428,000, or 378.8%, to $541,000 from $113,000 for the 1998 period. This increase was caused by increased borrowing under the Company's credit facilities to support its retail acquisition strategy.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Revenues for the nine months ended September 30, 1999 increased $10.8 million, or 17.9%, to $70.9 million from $60.1 million for the nine months ended September 30,1998. This increase was primarily attributable to revenues from the 1998 Retail Acquisitions and 1999 Retail Acquisitions, most of which the Company did not own during the 1998 period. The Company's retailing net revenues increased to 35.5% of total net revenues in the 1999 period from 17.9% in the 1998 period as a result of these acquisitions.

Gross profit for the nine months ended September 30, 1999 increased $5.3 million, or 25.1%, to $26.3 million from $21.0 million for the nine months ended September 30, 1998. The gross profit percentage increased to 37.0% for the 1999 period from 34.9% for the 1998 period. These increases were attributable to the absolute and relative increases in retailing net revenues during the 1999 period as described above. The Company's retailing operations historically have experienced a higher gross profit percentage than either quarrying or manufacturing. However, the small increase in the gross profit percentage despite the large relative increase in retailing net revenues was caused by lower gross margins in the Company's retailing operations in the 1999 period.

Quarrying gross profit increased $254,000, or 4.2%, to $6.2 million from $6.0 million for the 1998 period. The quarrying gross profit percentage decreased to 40.6% from 43.6% for the 1998 period. The increase in absolute gross profit was primarily due to higher quarry revenues in the 1999 period, mostly as a result of increased sales from the Company's Bethel and Gardenia white quarries. The decrease in gross profit percentage was primarily attributable to increased development costs at the Company's Salisbury quarry during the 1999 period, and to the Company's Barre quarries being closed for a longer time during the 1999 period than during the 1998 period. The Barre quarries are usually closed during the winter months; however during the 1999 period the Company reopened them approximately three weeks later than during the 1998 period.

Manufacturing gross profit decreased $2.0 million, or 22.7%, to $6.8 million from $8.8 million for the 1998 period. The manufacturing gross profit percentage decreased to 22.5% from 24.8% for the 1998 period. These decreases were primarily attributable to poor results at the Elberton Manufacturing Operations and the company's Barre monumental manufacturing operations. During the 1999 period, the Company took several actions to address this situation, including the sale in May, 1999 of certain assets of the Elberton Manufacturing Operations back to the original owners from whom it had purchased them in June, 1997. This sale contributed to the subsequent decrease in manufacturing revenues and therefore gross profit during the 1999 period.

Retailing gross profit increased $7.0 million, or 113.2%, to $13.2 million from $6.2 million for the 1998 period. This increase was attributable to the 1998 Retail Acquisitions and 1999 Retail Acquisitions, most of which the Company did not own during the 1998 period. The retailing gross profit percentage decreased to 52.4% from 57.5% for the 1998 period. This decrease was due to the fact that the 1998 Retail Acquisitions and 1999 Retail Acquisitions as a group have a lower gross profit percentage historically than Keith, which accounted for the majority of the

Company's retailing revenue and gross profit for the 1998 period.

Selling, general, and administrative expenses ("SGA expenses") increased $9.0 million, or 64.3%, to $22.9 million from $13.9 million for the 1998 period. As a percentage of net revenues, SGA expenses increased to 32.3% from 23.2% for the 1998 period. These increases were primarily attributable to SGA expenses of the 1998 Retail Acquisitions and the 1999 Retail Acquisitions and to expenditures on marketing materials and programs to support the Company's branding strategy at retail.

Interest expense increased $1.3 million, or 527.0%, to $1.5 million from $244,000 for the 1998 period. This increase was caused by increased borrowing under the Company's credit facilities to support its retail acquisition strategy.

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

For the nine months ended September 30, 1999, net cash provided by operating activities was $5.1 million. This was primarily caused by an increase in customer deposits and a slight decrease in inventory levels. Net cash used in investing activities was $14 million. This was mostly due to acquisitions of monument retailers during the period. Net cash provided by financing activities was $9.8 million, most of which was provided by borrowings under the Company's credit facilities.

The Company has credit facilities pursuant to a financing agreement with the CIT Group/Business Credit ("CIT"). The agreement provides for an acquisition term loan line of credit of $25 million and a revolving credit facility of another $25 million. As of September 30, 1999 the revolving credit facility had $16.0 million outstanding and the term loan facility had $12 million outstanding. Given the covenants contained in that agreement, the Company's effective incremental credit availability as of that date was approximately $12 million. The interest rate on the revolving facility as of such date was 7.25% based on a formula of prime less .50%. The interest rate on the term loan as of such date was 7.25% based on a formula of LIBOR plus 1.75%. As of September 30, 1999, the Company also had $372,000 outstanding and $2.3 million available under a demand revolving line of credit with the Royal Bank of Canada. The interest rate on this facility as of such date was 6.50% based on a formula of Canadian prime plus .25%. The Company is in the process of negotiating a revised and expanded credit facility with a group of lenders. The Company's primary need for capital will be to finance acquisitions of monument retailers as part of its growth strategy and to maintain and improve its existing manufacturing, quarrying and retailing facilities. The Company has $3.0 million budgeted for capital expenditures in 1999. The Company believes that the combination of cash flow from operations, its existing credit facilities, and cash on hand will be sufficient to fund its operations for the next twelve months.

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

Scope of Readiness. A large part of the Company's legacy IT systems would require substantial resources to become Year 2000 compliant. Instead of remediating those core systems, the Company decided to replace those systems with a purchased package that is Year 2000 compliant in addition to software written in house that is also Year 2000 compliant. This decision was based on Year 2000 compliance requirements as well as the need to upgrade the software to meet current and future business requirements. Installation of the purchased software was complete in 1998 and implementation of those systems is substantially complete. Other IT infrastructure equipment is generally Year 2000 compliant.

Non-IT systems (HVAC systems, machine controls, and other similar systems) have been evaluated and should not be materially affected by the Year 2000 compliance issue. Suppliers to the Company have been evaluated and management believes that critical suppliers do not have any material Year 2000 compliance issues. The Company believes that any products currently sourced from a non-critical supplier facing a Year 2000 compliance issue could be sourced elsewhere.

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

Part II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Number     Exhibits
         ------     --------

         27         Financial Data Schedule

(b)      Reports Submitted on Form 8-K:

         The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1999.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                             ROCK OF AGES CORPORATION


Dated: November 15, 1999                     By: /s/ John L. Forney
                                                 ------------------------------
                                                 John L. Forney
                                                 Vice President, Chief Financial
                                                 Officer and Treasurer

Exhibit Index
-------------


Exhibits
--------

27            Financial Data Schedule