Form 10-K405
period 1999-12-31
ROCK OF AGES CORP
filed 2000-03-30
CIK 84581

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

(MARK ONE)



        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.
                                        OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM________TO________

                          COMMISSION FILE NO. 000-29464

                            ROCK OF AGES CORPORATION

             (Exact name of registrant as specified in its charter)

                                   -----------

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

      TITLE OF EACH CLASS                              NAME OF EACH EXCHANGE
                                                        ON WHICH REGISTERED
             None


           Securities registered pursuant to Section 12(g) of the Act:

                      CLASS A COMMON STOCK, PAR VALUE $0.01
                                (Title of Class)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 21, 2000, the aggregate market value of the registrant's voting stock (including Class B Common Stock, par value $.01 per share ("Class B Common Stock"), which is convertible on a share-for-share basis into Class A Common Stock, par value $.01 per share ("Class A Common Stock" and, together with Class B Common Stock, "Common Stock")), held by non-affiliates of the registrant was $38,412,603. As of March 21, 2000, there were outstanding 4,359,580 shares of Class A Common Stock and 3,104,137 shares of Class B Common Stock.

                                TABLE OF CONTENTS
                                     PART I
                                                                            PAGE
                                                                            ----
ITEM 1.   BUSINESS                                                            1
ITEM 2.   PROPERTIES                                                          6
ITEM 3.   LEGAL PROCEEDINGS                                                   9
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS             9

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS                                                 9
ITEM 6.   SELECTED FINANCIAL DATA                                            11
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                                              12
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         16
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA                         16
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE                                               16

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS                                   17
ITEM 11.  EXECUTIVE COMPENSATION                                             18
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT     22
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     23

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K    24
          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
          STATEMENT SCHEDULE SIGNATURES                                      25

                                     PART I

ITEM 1. BUSINESS


GENERAL

         Rock of Ages Corporation ("Rock of Ages" or the "Company") was founded in 1885 and is an integrated granite quarrier, manufacturer and retailer whose principal product is granite memorials used primarily in cemeteries. The Company believes that it is the largest quarrier, manufacturer and retailer of finished granite memorials and granite blocks for memorial use in North America, based on revenues. The Company owns and operates 13 active quarry properties and 10 manufacturing and sawing facilities in North America, principally in Vermont, Georgia and the Province of Quebec. The Company markets and distributes its memorials on a retail basis through 97 Company-owned retail sales outlets as of March 21, 2000 in the states indicated in Item 2 below. The Company also sells memorials wholesale to approximately 2,100 independent memorial retailers in the United States and Canada, including approximately 400 independent authorized Rock of Ages retailers that, in addition to the Company's owned retail sales outlets, are the primary outlet for the Company's branded memorials. The Company markets its memorials at four quality and price points under four separate brand names: Rock of Ages Signature, Rock of Ages Sealmark, Golden Rule by Rock of Ages and Stone Eternal by Rock of Ages. The Company also sells non-branded memorials. The Company believes the Rock of Ages trademark is one of the oldest and best known brand names in the granite memorialization industry. The Company actively promotes its brand names and places a seal bearing the brand name on each branded memorial. All Rock of Ages branded memorials are supported by a perpetual warranty with varying levels of coverage depending on the brand.

         The Company estimates that 80% or more of all granite memorials manufactured in North America are made in one of four regions: Barre, Vermont; Beebe, Quebec; Elberton, Georgia, and an area encompassing Milbank, South Dakota, Cold Spring, Minnesota, and Wausau, Wisconsin known in the industry as the "Northwest". The Company has solidified its leading position in the granite memorial business primarily through acquisitions of quarries and of major granite memorial manufacturers, principally in three of these four regions.

         In 1999, the Company continued its strategy to vertically integrate into the retail channel by acquiring 13 memorial retailers in 13 separate and independent transactions, thereby acquiring 50 retail sales outlets in the states of Iowa, Illinois, Ohio, Wisconsin, Pennsylvania, Rhode Island, Connecticut, Massachusetts and New Jersey (the "1999 Retail Acquisitions"). The Company paid a total aggregate purchase price in the 1999 Retail Acquisitions of approximately $13.7 million, comprised of $13.1 million in cash and assumed interest bearing debt and 52,623 shares of Class A Common Stock having an aggregate market value of $640,000 as of the respective closings of these acquisitions.

         In May 1999, the Company sold certain manufacturing assets in Elberton, Georgia back to the original owners from whom it had purchased them in June 1997 (the "Keystone Sale"). In exchange for these assets, the Company received 263,441 shares of its Class B Common Stock held by the Keystone owners. These shares were then retired. In connection with this transaction, the Company recognized a loss on disposal of assets of approximately $845,000 or $.11 per diluted share, during the 1999 fiscal year. This nonrecurring charge had no impact on the Company's tax liability or overall cash position. See Item 13 - "Certain Relationships and Related Transactions" for more information regarding the Keystone Sale.

         The Company has operations in three business segments: Quarrying, Manufacturing and Retailing. Included within the business segments are operations that are unincorporated divisions of Rock of Ages and others that are separately incorporated subsidiaries. Financial information by business segment and geographic area is incorporated herein by reference to note 14 to the Consolidated Financial Statements of the Company. In addition, information regarding the revenues of each business segment is incorporated herein by reference to Item 7-"Management's Discussion and Analysis of Financial Condition and Results of Operations." Additional information regarding each business segment and Rock of Ages in general is set forth below.

GROWTH STRATEGY

         The Company seeks to expand the scope and profitability of its operations through a growth strategy that focuses on forward vertical integration into retailing, thereby enabling the Company to move closer to the ultimate customer. The principal elements of the growth strategy include the following:

* Expansion of Company-Owned Retail Network. The Company anticipates that it will continue to acquire independent granite memorial retailers in selected markets in North America in order to further develop its network of Company-owned Rock of Ages retailers, thereby capturing the higher margins (relative to quarrying and manufacturing margins) that have historically existed at the retail level.

* Increased Emphasis on Independent Authorized Dealers. The Company will seek to increase sales to independent authorized Rock of Ages retailers that are current or potential customers of the Company in furtherance of its efforts to build an integrated retail network consisting of Company-owned and independent authorized Rock of Ages retail outlets that sell the Company's brands.

* Brand Enhancement. The Company believes that the Rock of Ages brand is one of the best known brand names in the memorial industry. The Company anticipates that it will, as a part of building its integrated network of Company-owned retailers, continue to increase promotion of and advertising expenditures on the Rock of Ages brand and other proprietary brands sold at its Company-owned retail outlets and independent authorized Rock of Ages dealers.

* Pre-Need Selling Program. The Company intends to initiate an active pre-need selling program for granite memorials at its Company-owned retail locations and to assist its independent Rock of Ages authorized retailers in developing similar programs. Currently, the best estimate of the Company is that less than 10% of granite memorials are sold pre-need.

* Strategic Alliances with Funeral Homes and Cemeteries. The Company anticipates that it will pursue strategic alliances with funeral home and cemetery owners, including consolidators, to sell granite memorials in cooperation with them, in order to increase both pre-need and at-need sales of granite memorials.

* Selected Acquisitions of Quarriers and Manufacturers. While the Company owns or controls many of the highest quality memorial grade granite quarries in North America, the Company will continue to explore the possibility of acquiring selected memorial grade granite quarriers and manufacturers in North America and internationally to assure that it will continue to have the colors and grades of granites sought by retail purchasers of granite memorials in North America.

* Other Product Line Enhancements. The Company intends to continue to expand and enhance its memorial product lines in color, design and style. The Company's objective is to provide a full range of memorials available at various price ranges.

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

Granite Quarry Products. The principal quarry product sold by the Company is granite blocks, the raw material of the dimension granite industry. These blocks are extracted from quarries in various sizes through a drilling, blasting and wire sawing process in the quarry. The range of block sizes is large, but most manufacturers of granite memorials and other products generally require minimum dimensions of height, width and length to maximize the efficiency of their block sawing equipment in meeting the required dimensions of the finished product. Granite blocks are normally sold in heights from 2'6" to 5', widths of 3' to 5', and lengths from 7' to 10'. These blocks typically weigh between 20 and 30 tons.

         Granite differs from deposit to deposit by color, grade and/or quality. Rock of Ages owns, quarries and sells blocks of (i) gray granites from its Barre, Vermont, Elberton, Georgia, and Stanstead, Quebec quarries, (ii) black granite from its American Black quarry in Pennsylvania, (iii) pink granites from its Laurentian Pink quarry in Quebec and its Salisbury Pink quarry in North Carolina, (iv) white granite from its Bethel White quarry in Vermont and its Gardenia White quarry in North Carolina, (v) brownish red granite from its Autumn Rose quarry in Oklahoma and (vi) grayish pink granites from its Kershaw and Coral Gray quarries in South Carolina.

         The Company sells granite blocks for memorial, building and other uses. While each of the quarries owned by the Company sells granite for memorial use and for building use, the output of the Bethel White quarry, the Gardenia White quarry and the Salisbury Pink quarry are primarily sold and used for building granite use outside North America and the output of the other quarries is primarily used for memorial use in North America. The Company has an exclusive supply agreement with Eurimex, a societe anonyme of Luxembourg ("Eurimex"), whereby the Company appointed Eurimex as its exclusive distributor outside of North America, as specified in the agreement, of Salisbury Pink granite, for a term of six years. This agreement expires on December 31, 2003. The Company distributes Bethel White, Gardenia White and other owned granites outside North America using its own sales personnel, commissioned agents and stocking distributors.

         Granite blocks sold by the Company in North America are sold by a quarry sales force. The Company's quarry sales force markets and advertises its granite blocks in various trade publications and by attending various trade shows in North America. Outside of North America, the Company generally sells to the user or independent distributors who buy blocks from the Company and resell them. This includes Rock of Ages Asia, a 50% Company-owned corporation.

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

Manufactured Products. The principal manufactured product of Rock of Ages is granite memorials, which are sold to retailers of granite memorials, including Company-owned outlets, and substantially all of which are placed in cemeteries in remembrance of the life of a person or persons. The memorials sold by the Company encompass a wide range of granites, including granite blocks purchased from others, as well as a wide range of sizes, styles and shapes ranging from small, inexpensive markers set flush to the ground to very elaborate and expensive personal mausoleums of larger sizes available at various price ranges. The broad classifications of granite memorials used by the industry are generally markers, hickeys, slants, standard uprights, estate uprights, pre-assembled mausoleums and conventional mausoleums. From time to time memorial retailers or others order granite products such as benches, steps and other products that may or may not be for cemetery use. These are classified by the Company as memorial sales.

         The Company is widely recognized for the personalized granite memorials it produces and the very large memorials it can produce. It has made memorials as large as thirty-five feet in length from one block of granite, including a full size granite replica of a Mercedes Benz automobile.

         The Company's granite memorials are sold to retailers by the Company's memorial sales force which regularly speaks with customers by phone and makes personal visits to customers. The Company provides various point of sale materials to its owned and independent authorized Rock of Ages dealers. The Company also advertises in various trade publications.

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

Retail Products. The Company's retail division markets and sells granite, bronze and marble memorials primarily to consumers. The Company currently operates 97 retail outlets in 15 states. The granite memorials sold at retail also vary widely and are of the same types as those manufactured by the Company. The Company's retail operations utilize a retail sales force which markets and sells memorials through phone calls and direct meetings with customers in their homes and at retail sales offices. The Company advertises and promotes retail sales through direct mail material, yellow page listings and newspaper advertising. The Company's retail sales outlets are positioned to sell branded and unbranded memorials at all price points and qualities.

MANUFACTURING AND RAW MATERIALS

         The Company quarries and manufactures granite in the United States and Canada at the locations detailed in Item 2 "Properties." In 1999, the Company acquired new equipment for certain of its quarries and plants. There were no plants acquired or material additions to plants in 1999. Management believes that the Company's manufacturing and quarrying capacity is generally sufficient to meet anticipated production requirements for the foreseeable future.

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

         The Company had manufacturing backlogs of $9.5 million as of December 31, 1999 and $16.1 million as of December 31, 1998. These backlogs occurred in the normal course of business. The Company does not have a material backlog in its quarrying operations. The Company had retail backlogs of $11.1 million as of December 31, 1999 and $7.0 million as of December 31, 1998. The Company expects that substantially all of the backlog orders will be filled during the 2000 fiscal year.

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

RESEARCH AND DEVELOPMENT

         The Company does not have a research and development department for any of its products. The Company regularly conducts market research, as well as research on new product designs and on equipment to improve the Company's technology. These activities are not separately accounted for as research, and the Company had no expenditures classified for financial reporting purposes as research in 1997, 1998 or 1999.

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

EMPLOYEES

         As of December 31, 1999, the Company had approximately 1,078 employees.

         The Company's collective bargaining agreements with the Granite Cutters Association and the United Steelworkers of America, respectively, which together represent approximately 260 of the Company's employees, expire on May 1, 2000. The Company is currently negotiating renewal contracts. No assurance can be given that an agreement will be reached on satisfactory terms or otherwise.

SEASONALITY

         Historically, the Company's operations have experienced certain seasonal patterns. Generally, the Company's net sales are highest in the third quarter and lowest in the first quarter of each year due primarily to weather. See Item 7 - "Management's Discussion and Analysis of Financial Conditions and Results of Operations-Seasonality."

REGULATION AND ENVIRONMENTAL COMPLIANCE

         The Company's quarry and manufacturing operations are subject to substantial regulation by federal and state governmental statutes and agencies, including OSHA, the Mine Safety and Health Administration and similar state and Canadian authorities. The Company's operations are also subject to extensive laws, and regulations administered by the EPA and similar state and Canadian authorities for the protection of the environment, including those relating to air and water quality, and solid and hazardous waste handling and disposal. These laws and regulations may require the Company to fund remedial action or to pay damages regardless of fault. Environmental laws and regulations may also impose liability with respect to divested or terminated operations even if the operations were divested or terminated many years ago. In addition, current and future environmental or occupational health and safety laws, regulations or regulatory interpretations may require significant expenditures for compliance which could require the Company to modify its operations. The Company cannot predict the effect of such laws, regulations or regulatory interpretations on its business, financial condition or results of operations. The Company expects to be able to continue to comply, in all material respects, with existing laws and regulations.

FORWARD-LOOKING STATEMENTS

         Certain statements in this Annual Report on Form 10-K, and other oral and written statements made by the Company from time to time, are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including those that discuss strategies, goals, outlook or other non-historical matters, or projected or anticipated revenues, income, returns or other financial measures. These forward-looking statements are subject to numerous risks and uncertainties that may cause actual results to differ materially from those contained in such statements. These risks and uncertainties include the ability of the Company to continue to identify suitable retail acquisition candidates, to consummate additional retail acquisitions on acceptable terms and to successfully integrate the operations of such acquired entities.

         Other factors and assumptions that could generally cause the Company's actual results to differ materially from those included in the forward-looking statements made herein include the effects of general economic conditions in the United States or abroad, changes in competitive market conditions, changes in the Company's business strategy or an inability of the Company to implement its growth strategy due to unanticipated changes in general economic conditions, the Company's ability to negotiate collective bargaining agreements, competitive market conditions or other factors, demand for the Company's products and the sufficiency of the Company's production capacity to meet future demand for its products. Other factors and assumptions not identified above were also involved in the derivation of the forward-looking statements contained in this Annual Report on Form 10-K, and such other factors and the failure of such other assumptions to be realized, may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

ITEM 2. PROPERTIES

         The Company owns the following quarry and manufacturing properties:

PROPERTY                                FUNCTION
--------                                --------

VERMONT
 Barre
          Quarry Properties
               E. L. Smith Quarry      Quarrying of dimensional Barre Gray granite blocks
               Adam-Pirie Quarry       Quarrying of dimensional Barre Gray granite blocks
          Manufacturing Properties
               Associated Saw Plant    Finished product storage
               Rock of Ages
                Manufacturing Plant     Manufacturing of memorials
               Press Roll Production
                Plant                   Manufacturing of granite press rolls
               Rock of Ages Saw
                Plant #1                Slabbing of granite blocks
               Lawson Production Plant  Slabbing of granite blocks and memorials production facility
 Bethel
          Qarry Properties
               Bethel Quarry            Quarrying of dimensional Bethel White granite blocks

GEORGIA
 Madison County
          Quarry Properties
               Royalty/Berkeley
                Quarries                Quarrying of dimensional Royalty Blue and Berkeley Blue granite blocks
 Oglethorpe County


          Quarry Properties
               Millstone Quarry         Quarrying of dimensional Millstone Gray
 Elberton
          Manufacturing Properties
               Southern Mausoleum Plant Manufacturing of mausoleums
               Childs & Childs Plant    Manufacturing of memorials

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

PENNSYLVANIA
 St. Peters
          Quarry Properties
               American Black Quarry     Quarrying of dimensional American Black granite blocks
          Manufacturing Properties
               Saw Plant                 Slabbing of granite blocks

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


         In addition, the Company owns 97 retail sales outlets and 17 associated sand blasting facilities in the states of Georgia, Iowa, Illinois, Minnesota, Connecticut, Massachusetts, Rhode Island, Nebraska, New Jersey, Pennsylvania, Ohio, South Dakota, Kentucky, Wisconsin and Missouri. In certain cases, the Company leases, under customary lease arrangements, the land or other real estate associated with these outlets and facilities.

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


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              NET
                    APPROXIMATE                                                                           NET SALEABLE     SALEABLE
                      DATE OF                                                MEANS           TOTAL        RECOVERABLE    RECOVERABLE
                   COMMENCEMENT      PRIOR OWNER                              OF          ORIGINAL COST   RESERVES(1)      RESERVES
QUARRY             OF OPERATIONS   (DATE ACQUIRED)                          ACCESS      OF EACH PROPERTY  (CUBIC FEET)    (YEARS)(2)
------------------------------------------------------------------------------------------------------------------------------------

E.L. Smith            1880         E.L. Smith Quarry Co. (1948)            Paved road      $7,562,676     2,459,534,000     4,918

Adam-Pirie            1880         J.K. Pirie Quarry (1955)                Paved road      $4,211,363       984,886,000     6,559

Bethel                1900         Woodbury Granite Company, Inc. (1957)   Dirt road         $174,024        76,529,000       382

Royalty/Berkeley      1923         Coggins Granite (1991)                  Paved road      $2,794,500         6,691,000        67

Millstone             1985         Coggins Granite (1991)                  Paved road      $1,195,900         5,599,000        55

Stanstead             1920         Brodies Limited and Stanstead Granite   Paved road        $505,453        32,563,000       216
                                   Company (1960)

Laurentian Pink       1944         Brodies Limited (1960)                  Paved road        $860,115         3,864,000        51

American Black        1973         Pennsylvania Granite Inc. (1997)        Paved road      $2,900,000        14,615,000        97

Salisbury             1918         Pennsylvania Granite Inc. (1997)        Paved road      $3,886,592        19,344,000        86

Autumn Rose           1969         Autumn Rose Quarry Inc. (1997)          Paved road        $200,000           708,000        21

Kershaw               1955         Pennsylvania Granite Inc. (1997)        Paved road        $200,000           591,000        21

Coral Gray            1955         Pennsylvania Granite Inc. (1997)        Paved road        $200,000       No estimate        No
                                                                                                                            estimate
Gardenia White        1995         J. Greg Faith                           Dirt road       $4,633,000         2,602,000        37
                                   Thomas E. Ebans, Sr.
                                   David S. Hooker
                                   William L. Comolli
                                   (1998)

------------------------------------------------------------------------------------------------------------------------------------
-----------

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         The Class A Common Stock is traded on the Nasdaq(R) National Market under the symbol "ROAC." There is currently no established public trading market for the Class B Common Stock. The Class A Common Stock commenced public trading on October 21, 1997. The table below sets forth the quarterly high and low sales quotations for the Class A Common Stock for each full quarterly period during fiscal years 1998 and 1999, compiled from information supplied by Nasdaq(R). All prices represent inter dealer quotations without retail mark ups, mark downs or commissions, and may not necessarily represent actual transactions.

                                                                     1998
                                                              ----------------
                                                               HIGH       LOW
                                                              ------     ------
First Quarter............................................     18 1/4     14 1/4
Second Quarter. .........................................     18 1/4     15 1/8
Third Quarter............................................     16 1/2      9
Fourth Quarter...........................................     16         10


                                                                     1999
                                                               ----------------
                                                                HIGH      LOW
                                                               -------   ------
First Quarter............................................      14 15/16  10 3/8
Second Quarter. .........................................      12         9 3/4
Third Quarter............................................      11         6 1/16
Fourth Quarter...........................................       7  1/8    4 1/4



         As of March 23, 2000, based upon information provided by the Company's transfer agent, there were 288 record holders of Class A Common Stock and 33 record holders of Class B Common Stock, which numbers do not include stockholders who beneficially own shares held in street name by brokers.

         The Company has not declared or paid a cash dividend since the Class A Common Stock commenced public trading. The Company does not anticipate paying cash dividends in the foreseeable future, but intends to retain any future earnings for reinvestment in its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements, contractual restrictions and such other factors as the Board of Directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

         During fiscal 1999, in connection with the 1999 Retail Acquisitions, the Company issued and sold to the respective individual owners of the acquired retailers (the "Acquired Retail Owners"), as partial consideration for such acquisitions, a total of 52,623 shares of Class A Common Stock (the "1999 Acquisition Shares"). The respective issuances and sales of the 1999 Acquisition Shares were not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption provided by Section 4(2) thereof as transactions by an issuer not involving any public offering, in that (i) the 1999 Acquisition Shares were issued and sold to the respective Acquired Retail Owners who, at the respective times of entering into the respective agreements providing for the respective 1999 Retail Acquisitions, represented to the Company that they were "accredited investors" as such term is defined in the Securities Act and that they were acquiring the respective 1999 Acquisition Shares solely for investment for their own account and not with a view toward the resale or distribution thereof, (ii) at such respective times the Company provided written disclosure to the respective Acquired Retail Owners stating, and the respective Acquired Retail Owners acknowledged, that the respective 1999 Acquisition Shares were not registered under the Securities Act and would be subject to certain restrictions on transfer, (iii) the Company placed a restricted share legend to such effect on the certificates representing the respective 1999 Acquisition Shares and (iv) the Company did not engage in any general solicitation or advertising in connection with entering into the respective agreements providing for the 1999 Retail Acquisitions or the issuance and sale of the respective 1999 Acquisition Shares.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated historical financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for and as of the end of each of the years in the five-year period ended December 31, 1999 are derived from the consolidated financial statements of the Company, which financial statements have been audited by KPMG LLP, independent certified public accountants ("KPMG"). The following selected consolidated financial data should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of the Company, including the notes thereto, referred to in
Item 8.

                                                                                  YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------------------------
                                                                   1995       1996       1997       1998       1999
                                                                 -------    -------    -------    -------    -------
                                                                        (U.S. $ IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
Net revenues:
         Quarrying ..........................................    $15,295    $12,083    $14,090    $19,225    $22,181
         Manufacturing ......................................     17,793     32,586     38,336     44,294     37,414
         Retailing ..........................................                            1,781     18,597     36,933
                           Total net revenues ...............     33,088     44,669     54,207     82,746     96,527
Gross Profit:
         Quarrying ..........................................      6,104      5,158      5,606      8,780      9,973
         Manufacturing ......................................      4,345      8,248      9,302     10,842      7,791
         Retailing ..........................................                            1,198     10,799     19,579
                           Total gross profit ...............     10,449     13,406     16,106     30,421     37,344
Selling, general and administrative expenses ................      6,453      9,131     11,036     20,371     31,241
Income from operations ......................................      3,996      4,275      5,070     10,050      6,103
Loss on sale of assets ......................................         --         --         --         --        845
Interest expense ............................................      1,678      1,723      1,576        511      2,034
Other expenses ..............................................        564
Income before provision for income taxes ....................      1,754      2,552      3,494      9,539      3,224
Provision for income taxes ..................................        358        643        849      2,303      1,395
Net income before cumulative effect of a change in accounting
principle ...................................................    $ 1,396    $ 1,909    $ 2,645    $ 7,236    $ 1,829
Net income per share ........................................    $  0.40    $  0.55    $  0.62    $  0.98    $  0.22
Net income per share assuming dilution.......................    $  0.35    $  0.45    $  0.53    $  0.91    $  0.21
Weighted average number of shares outstanding ...............      3,500      3,500      4,290      7,349      7,509
Weighted average number of shares outstanding assuming
  dilution ..................................................      4,027      4,208      4,997      7,984      7,826


                                                                                    AS OF DECEMBER 31,
                                                                 -----------------------------------------------------
                                                                  1995        1996       1997       1998        1999
                                                                 -------    -------    -------    --------    --------

BALANCE SHEET DATA:
Cash and cash equivalents ...................................    $ 1,995    $   763    $ 8,637    $  4,701    $  4,877
Working capital .............................................     13,691     13,286     28,737      26,520      18,121
Total assets ................................................     48,101     47,995     93,137     121,893     130,669
Long-term debt, net of current maturities ...................     14,657     13,054        975      12,880      12,620
Stockholders' equity ........................................     15,479     17,371     77,844      85,837      86,382

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

         In June 1997, the Company acquired the successor to Keystone Memorials, Inc. ("Keystone") and in October 1997, acquired Childs & Childs Granite Company Inc. ("C&C"), both granite memorial manufacturers in Elberton, Georgia. In connection with the Keystone and C&C acquisitions, the Company also acquired Southern Mausoleums, Inc., (collectively referred to as the "Acquired Manufacturing Operations"). Also in connection with the Keystone and C&C acquisitions, the Company acquired three granite quarrying companies operating quarries located in Georgia, Pennsylvania, North Carolina, South Carolina and Oklahoma. In November 1998, the Company acquired another quarry company (the "White Gardenia Quarry") in North Carolina. In October 1997, the Company acquired the Keith Monument Company and related companies that are engaged in the retail sales of granite memorials to consumers in the State of Kentucky. During the year ended December 31, 1998, the Company acquired 13 more retail monument companies, thereby expanding its retail presence to locations in Georgia, Iowa, Illinois, Minnesota, Nebraska, New Jersey, Pennsylvania, Ohio and South Dakota (the "1998 Retail Acquisitions"). During the year ended December 31, 1999, the Company acquired an additional 13 retail monument companies and in so doing strengthened its existing retail presence in certain states while expanding its retail presence to Connecticut, Rhode Island, Massachusetts and Missouri (the "1999 Retail Acquisitions").

         In May 1999, the Company sold certain Keystone assets back to the original owners from whom it had purchased them in June 1997 (the "Keystone Sale"). In exchange for these assets, the company received 263,441 shares of its Class B stock held by the Keystone owners. These shares were then retired. In connection with this transaction, the Company recognized a loss on disposal of assets of approximately $845,000 or $.11 per diluted share, during the 1999 fiscal year. This nonrecurring charge had no impact on the Company's tax liability or overall cash position.

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

                                                    YEAR ENDED DECEMBER 31,
                                                   --------------------------
                                                    1997      1998      1999
                                                   ------    ------    ------

STATEMENT OF OPERATIONS DATA:
Net Revenues:
         Quarrying ..........................       26.0%     23.2%     23.0%
         Manufacturing ......................       70.7%     54.3%     38.8%
         Retailing ..........................        3.3%     22.5%     38.3%
                   Total net revenues........      100.0%    100.0%    100.0%
GROSS PROFIT:
         Quarrying ..........................       39.8%     45.7%     45.0%
         Manufacturing ......................       24.3%     24.1%     20.8%
         Retailing ..........................       67.3%     58.1%     53.0%
                   Total gross profit........       29.7%     36.7%     38.7%
Selling, general & administrative expenses ..       20.3%     24.6%     32.4%
Income from operations ......................        9.4%     12.1%      6.3%
Loss on disposal of assets ..................         --        --        .9%
Interest expense ............................        2.9%      0.6%      2.1%
Income before provision for income taxes ....        6.5%     11.5%      3.3%
Provision for income taxes ..................        1.6%      2.8%      1.4%
Net income ..................................        4.9%      8.7%      1.9%
                                                   =====     =====     =====

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998.

   Revenues for the fiscal year ended December 31, 1999 increased 16.7% to $96.6 million from $82.7 million for the year ended December 31, 1998. Quarrying revenues increased $3.0 million, of which $1.1 million was due to owning and operating the White Gardenia Quarry for the full year and the remaining $1.9 million from stronger sales at existing quarry operations. Manufacturing revenues declined $7.5 million, primarily as a result of the Keystone Sale. Retailing revenues increased $18.4 million due to the positive impact of a full year's revenue from the 1998 Retail Acquisitions and revenues generated by the 1999 Retail Acquisitions.

   Gross profit for the fiscal year ended December 31, 1999 increased 22.7% to $37.3 million from $30.4 million for the fiscal year ended December 31, 1998. Quarrying gross profit increased $1.2 million as a result of the increase in quarry sales. The quarrying gross profit percentage decreased to 45.0% in 1999 from 45.7% in 1998.

   Manufacturing gross profit decreased $3.1 million, which was attributable to lower manufacturing revenues and inadequate pricing in the Company's monumental operations. The manufacturing gross profit percentage decreased to 20.8% in 1999 from 24.1% in 1998.

   Retailing gross profit increased $8.8 million in 1999 as a result of the 1999 Retail Acquisitions and owning and operating the 1998 Retail Acquisitions for the full 1999 fiscal year. However, the retailing gross profit percentage declined from 58.1% to 53.0% due to operating the 1998 Retail Acquisitions during the first quarter of fiscal year 1999, which is historically a poor quarter due to seasonality, and delays in fully implementing the Company's branding strategy and pricing policy at its retail locations. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality."

   Selling, general and administrative expenses for 1999 increased 53.3% to $31.2 million from $20.4 million. As a percentage of net sales, these expenses for 1999 increased to 32.4% from 24.6%. The absolute increase in selling, general and administrative expenses was primarily caused by the Company's increase in retail sales, which carry substantially higher selling costs than the Company's other sources of revenue; the relative increase in selling, general and administrative expenses was primarily caused by the Company's continued investment in people to support and foster the growth in its retail operations.

   Interest expense for the fiscal year ended December 31, 1999 increased to $2.0 million from $.5 million for the fiscal year ended December 31, 1997. This increase was due to increased borrowings by the Company to support its retail acquisition growth strategy.

   Income taxes as a percentage of earnings before taxes increased to 43.3% in 1999 from 24.1% in 1998. This was primarily the result of three factors: (1) the $845,000 loss from the Keystone Sale which was not deductible for tax purposes;
(2) an increase in the relative effect of state taxes and (3) an increase in the effect of Canadian taxes due to a relatively high proportion of the Company's profits being generated by its Canadian subsidiary.

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

Year Ended December 31, 1999. For 1999, net cash provided by operating activities was $9.2 million. This result was primarily attributable to depreciation, depletion and amortization of $4.0 million, net income of $1.7 million, a decrease in inventories of $1.7 million, and an increase in customer deposits of $1.2 million. Net cash used in investing activities was $16.2 million, used primarily for net acquisitions of $12.6 million and capital expenditures of $3.7 million. Net cash provided by financing activities was $7.1 million, most of which was from net borrowings under commercial credit facilities of $6.9 million.

Capital Resources. The Company has a credit facility with the CIT Group/Business Credit. The facility consists of an acquisition term loan line of credit of up to $25.0 million and a revolving credit facility of up to another $25.0 million based on eligible accounts receivable and inventory. As of December 31, 1999, the Company had $12.0 million outstanding and $13.0 million available under the term loan line of credit and $13.6 million outstanding and $900,000 available under the revolving credit facility. The interest rate under the revolving credit facility as of such date was 7.25% based on a formula of prime less .50%. The interest rate under the term loan as of such date was 7.25% based on a formula of LIBOR plus 1.75%. The Company's primary need for capital will be to maintain and improve its manufacturing and quarrying facilities and to finance acquisitions as part of its growth strategy. The Company has approximately $3.0 million budgeted for capital expenditures in 1999. The Company believes that the combination of cash flow from operations and its existing credit facilities will be sufficient to fund its operations for at least the next twelve months.

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

YEAR 2000

         The Company did not experience any interruptions to its business or operations as a result of the transition to the year 2000. Costs associated with year 2000 remediation were not material to the Company's financial position.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The information required for this item is included in this Annual Report on Form 10-K on Pages F-1 through F-32, inclusive, and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         Certain information concerning directors and executive officers of the Company is set forth below:

NAMES OF DIRECTORS AND EXECUTIVE
OFFICERS(1)                          AGE       POSITIONS WITH THE COMPANY
--------------------------------     ---       --------------------------

George R. Anderson (2)                60       Director
John L. Forney (3)                    38       Chief Financial Officer, Treasurer
James L. Fox                          48       Director
Jon M. Gregory                        50       President and Chief Operating Officer/Quarries Division, Director
John E. Keith                         52       President/Memorials Division
Richard C. Kimball                    59       Chief Operating Officer/Wholesale Division, Vice Chairman of the Board of Directors
Kurt M. Swenson                       55       President and Chief Executive Officer, Chairman of the Board of Directors
Charles M. Waite                      67       Director
Frederick E. Webster, Jr              62       Director

-----------

(1) Each executive officer serves for a term of one year (and until his successor is chosen and qualified).

(2) Mr. Anderson resigned as Chief Financial Officer and Treasurer, effective February 1, 1999.

(3) Mr. Forney assumed the position of Chief Financial Officer and Treasurer, effective February 1, 1999.

         George R. Anderson has been a director of the Company since 1984. From 1984 until February 1999, Mr. Anderson was also Chief Financial Officer and Treasurer. Mr. Anderson joined the Company in 1969 as Chief Accountant and subsequently held the position of Controller. He has been a director of the Barre Granite Association and a trustee of the Granite Group Insurance Trust and the Barre Belt Multi-Employer Pension Plan. Mr. Anderson's current term as a director will expire in 2001.

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

         Jon M. Gregory has been President and Chief Operating Officer/Quarries Division of the Company since 1993. Mr. Gregory was elected by the Board of Directors to his current directorship in October 1998. Since joining the Company in 1975, Mr. Gregory has served in various positions including Senior Vice President-Memorials Division, Manager of Manufacturing and line production supervisor. Mr. Gregory's current term as a director will expire in 2000.

         John E. Keith has been President/Memorials Division of the Company since October 1997. Prior to that time and since 1989, Mr. Keith was an owner and the President of Keith Monument. From 1965 to 1989, Mr. Keith held various officer positions with Keith Monument.

         Richard C. Kimball has been Chief Operating Officer/Wholesale Division of the Company and Vice Chairman of the Company's Board of Directors since 1993, and a director of the Company since 1986. Prior to joining the Company,

Mr. Kimball served as a director, principal and President of The Bigelow Company, Inc., a strategic planning and investment banking firm from 1972 until 1993. Mr. Kimball's current term as a director will expire in 2000.

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

         Frederick E. Webster, Jr., Ph.D. has been a Professor of Management at the Amos Tuck School of Business Administration of Dartmouth College since 1965. He is also a management consultant and lecturer. Dr. Webster serves as a director of Vermont Public Radio and the American Marketing Association. He is also a member of the Corporation of Mary Hitchcock Memorial Hospital. Mr. Webster has been a director of the Company since October 1997. Mr. Webster's current term as a director will expire in 2002.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth information with respect to the Chief Executive Officer of the Company and each of the four other most highly compensated executive officers of the Company (the "Named Executive Officers") for the years ended December 31, 1999, December 31, 1998 and December 31, 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                                   LONG-TERM
                                                                                                 COMPENSATION
                                                                                                 ------------
                                                                      SALARY       BONUS          SECURITIES
                                                                      ------       -----         ------------           ALL OTHER
NAME AND PRINCIPAL POSITION                                YEAR      ANNUAL COMPENSATION           OPTIONS(2)        COMPENSATION(1)
---------------------------                                ----     ---------------------        ------------        ---------------
Kurt M. Swenson                                            1999     $340,080      $     0             -0-                $1,150
  President, Chief Executive Officer, Chairman of the      1998     $310,320      $36,000             -0-                $1,150
  Board of Directors                                       1997     $310,320      $29,500             -0-                $1,100

Richard C. Kimball                                         1999     $240,000      $     0           25,000               $1,150
  Chief Operating Officer/Memorials Division, Vice         1998     $210,360      $33,000             -0-                $1,150
  Chairman of the Board of Directors                       1997     $210,360      $26,500             -0-                $1,100

John L. Forney (2)                                         1999     $185,040      $     0             -0-                $1,150
  Chief Financial Officer, Treasurer                       1998           --           --              --                    --
                                                           1997           --           --              --                    --

Jon M. Gregory                                             1999     $185,040      $     0             -0-                $1,150
  President and Chief Operating Officer/Quarries           1998     $171,920      $22,000             -0-                $1,150
  Division, Director                                       1997     $160,440      $13,500             -0-                $1,100

John E. Keith (3)                                          1999     $170,040      $     0             -0-                $1,150
  President/Memorials Division                             1998     $165,000      $17,500             -0-                $1,150
                                                           1997     $165,000        4,200           62,500               $    0

-----------

(1) In each case, represents a matching contribution under the Company's 401(K) plan.

(2) Mr. Forney has been the Chief Financial Officer and Treasurer of the Company since February 1, 1999.

(3) Mr. Keith has been the President/Memorials Division of the Company since October 24, 1997. The 1997 salary listed above represents Mr. Keith's annualized 1997 salary.

STOCK OPTION GRANTS

         The following table sets forth information concerning options to purchase Class A Common Stock granted by the Company to Named Executive Officers during the 1999 fiscal year. Except as set forth below, the Company did not grant options to purchase its Class A Common Stock or Class B Common Stock to any Named Executive Officer.

                        OPTION GRANTS IN LAST FISCAL YEAR(1)


                                                                                                          Potential Realizable Value
                      Number of Securi-     Percent of Total Op-      Exercise                            At Assumed Annual Rates
                      ties Underlying       tions Granted to Em-       Price         Expiration           of Stock Price Appre-
Name                  Options Granted       ployees in Fiscal year     ($/Sh)        Date                 ciation for Option Term

                                                                                                             5%($)    10%($)

Richard C. Kimball         25,000(2)                100%               $12.375     February 22, 2004         $85,474  $188,875

-----------
(1) On January 25, 1999, John L. Forney was granted options to purchase up to 75,000 shares of Class A Common Stock at an exercise price of $13.25 per share and with an expiration date of January 25, 2004. On December 20, 1999, Mr. Forney surrendered such options.

(2) Options to purchase 5,000 or 20% of such shares of Class A Common Stock became exercisable immediately upon grant and options to purchase an additional 20,000 shares of Class A Common Stock will become exercisable at a rate of 20% annually for four years.

         The following table sets forth information concerning options to purchase Class B Common Stock (except for Richard C. Kimball who has options to purchase both Class A Common Stock and Class B Common Stock) held by the Named Executive Officers. The Class B Common Stock is convertible on a share-for-share basis into Class A Common Stock. The Company has not granted any stock appreciation rights.

                          AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

-------------------------------------------------------------------------------------------------------------------------------
NAME                                                           EXERCISABLE       UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
-------------------------------------------------------------------------------------------------------------------------------
                                                                    NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                              SHARES                               UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS
                           ACQUIRED ON    VALUE                 OPTIONS AT DECEMBER 31, 1999        AT DECEMBER 31, 1999(1)
                             EXERCISE   REALIZED                ----------------------------        -----------------------

Kurt M. Swenson              107,500    1,048,850                   2,500           2,500           $ 1,106          $1,106
Richard C. Kimball            82,500      832,200                   7,500(3)       22,500(4)          2,056           2,056
Jon M. Gregory                25,000      280,625                  40,000          10,000            32,900           8,225
John L. Forney (2)                 0            0                       0               0                 0               0
John E. Keith (2)                  0            0                       0               0                 0               0
-------------------------------------------------------------------------------------------------------------------------------

-----------

(1) These values are calculated using the $4 9/16 per share closing price of the Class A Common Stock on the Nasdaq(R) National Market on December 31, 1999.

(2) On December 20, 1999, Messrs. Forney and Keith surrendered options to purchase 75,000 and 62,500 shares of Class A Common Stock, respectively.

(3) Includes options to purchase 2,500 shares of Class B Common Stock and 5,000 shares of Class A Common Stock.

(4) Includes options to purchase 2,500 shares of Class B Common Stock and 20,000 shares of Class A Common Stock.


PENSION PLANS

         The Company maintains a qualified pension plan (the "Pension Plan"), and has entered into non-qualified salary continuation agreements (the "Salary Continuation Agreements") with certain officers of the Company, including the Named Executive Officers listed in the table on the next succeeding page. The Company's Pension Plan is noncontributory and provides benefits based upon length of service and final average earnings. Generally, employees age 21 with one year of continuous service are eligible to participate in the Pension Plan. The annual pension benefits shown for the Pension Plan assume a participant attains age 65 during 2000 and retires immediately. The Employee Retirement Income Security Act of 1974 places limitations on the compensation used to calculate pensions and on pensions which may be paid under federal income tax qualified plans, and some of the amounts shown on the following table may exceed the applicable limitations. Such limitations are not currently applicable to the Salary Continuation Agreements.

         The following table shows the total estimated annual retirement benefits payable upon normal retirement under the Pension Plan for the Named Executive Officers at the specified executive remuneration and years of continuous service.

                               PENSION PLAN TABLE

FINAL AVERAGE                     15 YEARS     20 YEARS      25 YEARS      30 YEARS      35 YEARS
COMPENSATION                      --------     ---------      --------     ---------     --------
-------------

$125,000                           $39,165       $52,220       $65,275      $78,330       $78,330
$150,000                           $47,415       $63,220       $79,025      $94,830       $94,830
$175,000                           $55,665       $74,220       $92,775     $111,330      $111,330
$200,000                           $63,915       $85,220      $106,525     $127,830      $127,830
$225,000                           $72,165       $96,220      $120,275     $144,330      $144,330
$250,000                           $80,415      $107,220      $134,025     $160,830      $160,830
$275,000                           $88,665      $118,220      $147,775     $177,330      $177,330
$300,000                           $96,915      $129,220      $161,525     $193,830      $193,830
$325,000                          $105,165      $140,220      $175,275     $210,330      $210,330
$350,000                          $113,415      $151,220      $189,025     $226,830      $226,830


         These calculations are based on the retirement formula in effect as of December 31, 1999, which provides an annual life annuity at age 65 equal to 1.8% of a participant's final five-year average compensation (excluding bonus) plus
 .4% of a participant's final five-year average compensation in excess of social security covered compensation times years of service to a maximum of 30 years. Estimated years of continuous service for each of the Named Executive Officers, as of December 31, 1999 and rounded to the full year, are: Mr. Forney, 1 year; Mr. Gregory, 24 years; Mr. Keith, 2 years; Mr. Kimball, 7 years; and Mr. Swenson, 16 years.

         In addition, the Company's Salary Continuation Agreements provide for supplemental pension benefits to certain officers of the Company, including the Named Executive Officers listed in the table below. The following table sets forth the supplemental pension benefits for the specified Named Executive Officers under their respective Salary Continuation Agreements.

                                                                    ANNUAL
                                                   TOTAL YEARS    RETIREMENT
                               ANNUAL BASE         OF SERVICE      BENEFIT
NAME                          COMPENSATION          AT AGE 65     AT AGE 65
----                          ------------         -----------    ---------
R. Kimball                      $240,000               12           28,800
K. Swenson                      $340,080               26           97,263
J. Gregory                      $185,040               39           43,299


         These calculations are based on individual Salary Continuation Agreements, which provide a 100% joint and survivor annuity at age 65 equal to a percentage, ranging from .6% to 1.1%, of a participant's highest annual base compensation times full years of service. The percentage range has been determined by the Board of Directors. There are no compensation increases assumed in these calculations.

COMPENSATION OF DIRECTORS

         Directors who are not also officers of the Company are paid annual directors' retainers of $5,000 and $250 for each meeting of the Board, including committee meetings. Directors are also eligible for stock option grants under the Company's Amended and Restated 1994 Stock Plan.

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

         The Company also has employment agreements with each of the other Named Executive Officers (such employment agreements being referred to collectively as the "Other Employment Agreements"), each of which provides for an initial five-year employment term commencing on October 24, 1997, with the exception of the Company's agreement with John L. Forney, which has a five-year term commencing on January 22, 1999. The Other Employment Agreements provide for benefits of the type generally provided to key executives of the Company, and for continued payment of salary and benefits over the remainder of the term if the employee's employment is terminated by the Company without Cause (as defined in the Other Employment Agreements). The Other Employment Agreements or related undertakings generally prohibit the employee from competing with the Company during the term of employment and for two years thereafter, and contain customary confidentiality provisions in favor of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 21, 2000, certain information with respect to the beneficial ownership of the Common Stock by each
(i) director, (ii) executive officer and (iii) beneficial owner of more than 5 of either class of the outstanding Common Stock known to the Company, based on Securities and Exchange Commission filings and other available information and
(iv) by all directors and executive officers of the Company as a group. The Class B Common Stock is convertible on a share-for-share basis into Class A Common Stock. The Class B Common Stock is entitled to ten votes per share and the Class A Common Stock is entitled to one vote per share.

                                                                               PERCENT OF                  PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                           NUMBER         CLASS         NUMBER (2)  CLASS (2)
---------------------------------------                          ---------     ----------      ----------  ----------
                                                                        SHARES OF CLASS B        SHARES OF CLASS A
                                                                          COMMON STOCK            COMMON STOCK
                                                                       BENEFICIALLY OWNED       BENEFICIALLY OWNED
                                                                       ------------------       ------------------
Wellington Management Company, LLP(3)
75 State Street
Boston, MA 02109                                                        --           --           808,000        18.5
Goldman Sachs Asset Management(4)
1 New York Plaza
New York, NY 10004                                                      --           --           555,500        12.7
Dimensional Fund Advisors Inc.(5)
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401                                                  --           --           337,600         7.7
Commonwealth of Pennsylvania(6)
Public School Employees Retirement System
5 North 5th Street
Harrisburg, PA 07101                                                    --           --           270,500         6.2
Kurt M. Swenson(7) **                                            1,002,500         28.3         1,131,500        21.1
Kevin C. Swenson(8)                                              1,023,489         28.9         1,023,489        19.0
Mark A. Gherardi(9)                                                322,573          9.1           322,573         6.9
Robert L. Pope(10)                                                 246,375          7.0           246,375         5.3
Peter A. Friberg (11)                                              206,375          5.8           251,375         5.5
Richard C. Kimball(12)**                                            31,626            *           132,426         3.0
John E. Keith **                                                        --           --            40,540           *
George R. Anderson(13)**                                            20,000            *            45,000         1.0
Jon M. Gregory(14)**                                                40,000          1.1            94,126         2.1
Charles M. Waite**                                                  29,126            *            30,000           *
James L. Fox**                                                          --           --             1,000           *
John L. Forney**                                                        --           --                --          --
Frederick E. Webster, Jr.**                                             --           --                --           *
All directors and executive officers as a group (9 persons)      1,123,252         31.7         1,474,592        26.9

-----------

**       Executive Officer and/or Director

*        Less than 1%

(1) The business address of each director and executive officer of the Company is c/o Rock of Ages Corporation, 772 Graniteville Road, Graniteville, Vermont 05654.

(2) For each beneficial owner (and directors and executive officers as a group), (i) the number of shares of Class A Common Stock listed includes (or is comprised solely of) a number of shares equal to the number of shares of Class B Common Stock, if any, listed as beneficially owned by such beneficial owner(s) and (ii) the percentage of Class A Common Stock listed assumes the conversion on March 21, 2000 of all shares of Class B Common Stock, if any, listed as beneficially owned by such beneficial owner(s) into Class A Common Stock and also that no other shares of Class B Common Stock beneficially owned by others are so converted.

 (3) According to a Schedule 13G dated February 9, 2000, Wellington Management Company, LLP, in its capacity as an investment advisor, may be deemed to be the beneficial owner of the listed shares which are held of record its clients.

(4) According to a Schedule 13G dated February 16, 2000, Goldman Sachs Asset Management, in its capacity as an investment advisor, may be deemed to be the beneficial owner of the listed shares which are held of record by its clients.

(5) According to a Schedule 13G dated February 4, 2000, Dimensional Fund Advisors Inc., in its capacity as an investment advisor or manager, may be deemed to be the beneficial owner of the listed shares which are held of record by certain investment companies, trusts or other accounts that it advises or manages.

(6) According to a Schedule 13G dated January 31, 2000, the Commonwealth of Pennsylvania, Public School Employees Retirement System, an employee benefit plan, is the beneficial owner of the listed shares.

(7) Kurt M. Swenson is the brother of Kevin C. Swenson. Includes 2,500 shares of Class B Common Stock subject to currently exercisable options. Includes 1,000,000 shares of Class B Common Stock and 129,000 shares of Class A Common Stock held by the Kurt M. Swenson Revocable Trust of 2000. Kurt M. Swenson, as the sole trustee of the Kurt M. Swenson Revocable Trust of 2000, beneficially owns such shares.

(8)      Kevin C. Swenson is the brother of Kurt M. Swenson.

(9) Includes 75,000 shares of Class B Common Stock subject to currently exercisable stock options.

(10) Includes 75,000 shares of Class B Common Stock subject to currently exercisable stock options.

(11) Includes 75,000 shares of Class B Common Stock subject to currently exercisable stock options.

(12) Includes 5,000 shares of Class A Common Stock subject to currently exerciseable options and 2,500 shares of Class B Common Stock subject to currently exerciseable options.

(13) All 20,000 shares of Class B Common Stock listed are subject to currently exercisable stock options.

(14) All 40,000 shares of Class B Common Stock listed are subject to currently exercisable stock options.

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

         Swenson LLC owns two granite quarries, one in Concord, New Hampshire and another in Woodbury, Vermont. Both have been owned by Swenson LLC (or its predecessor Swenson Granite) for more than 40 years. The Company purchases Woodbury granite from Swenson LLC at the same price Swenson LLC charges its landscape manufacturing operations. Because of the proximity of the Woodbury quarry to Barre, Vermont, the Company provides, and may continue to provide, certain maintenance services and equipment to the Woodbury quarry. Both the Company and Swenson LLC have the right to terminate these services at any time and the Company has no obligation to purchase or continue to purchase Woodbury granite from Swenson LLC. The Company also purchases Concord blocks from Swenson LLC at market prices. The Company's purchases of granite provided by Swenson LLC in 1999 were approximately $278,000. The Company believes these arrangements with Swenson LLC are as favorable, or more favorable, to the Company than would be available from an unrelated party for comparable granite blocks.

         In connection with the acquisition of Keith Monument in 1997, the Company entered into a five year triple net lease agreement with John E. Keith, who is an executive officer of the Company, and Mr. Keith's nephew, for office buildings and retail locations. The lease provides for, and in 1999 the Company paid, annual rental payments of $195,322.

         In May 1999, the Company sold certain manufacturing assets in Elberton, Georgia back to Missouri Red Quarries, Inc. ("Missouri Red") and G. Thomas Oglesby, Jr., the original owners of such assets from whom the Company had purchased them in June 1997 (the "Keystone Sale"). Prior to the Keystone Sale,
G. Thomas Oglesby, Jr., the President of Missouri Red, was an officer of the Company and beneficially owned approximately six percent of the Company's Class A Common Stock then outstanding. In exchange for these assets, the Company received 263,441 shares of its Class B Common Stock held by Missouri Red and G. Thomas Oglesby, Jr. These shares were then retired. The Company recognized a loss on disposal of assets of approximately $845,000 or $.11 per diluted share, during the 1999 fiscal year. This nonrecurring charge had no impact on the Company's tax liability or overall cash position.

         Additionally, in connection with the Keystone Sale, a Supply and Distribution Agreement among the Company, Missouri Red and G. Thomas Oglesby, Jr., and a Supply and Distribution Agreement among the Company, Keystone Granite Company, Inc., an affiliate of Missouri Red, and Missouri Red were mutually terminated (the "Old Supply Agreements"). Effective as of June 1, 1999, the Company entered into two Supply Agreements with Keystone Memorials, Inc., an affiliate of Missouri Red ("KMI"), under which the Company agrees to sell to KMI certain amounts of granite from the Company's quarries (the "KMI Supply Agreement"). KMI has no obligation to purchase any of the Company's granite under these agreements. The Company also entered into a Supply Agreement with Missouri Red under which Missouri Red agrees to sell to the Company certain amounts of granite from Missouri Red's quarries (the "Missouri Red Supply Agreement", together with the KMI Supply Agreement, the "New Supply Agreements"). The Company has no obligation to purchase any of Missouri Red's granite under this agreement.

         In 1999, the Company purchased approximately $120,000 from Missouri Red and its affiliates under the Old Supply Agreements and New Supply Agreements. The Company believes the terms and conditions of the transactions under such agreements were and are as favorable to the Company as would have been available from unrelated suppliers.

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

                  (b) Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended December 31, 1999.

                   ROCK OF AGES CORPORATION AND SUBSIDIARIES

                               Table of Contents

                                                                           PAGE
                                                                           ----

Independent Auditors' Report                                                F-1
Consolidated Balance Sheets                                                 F-2
Consolidated Statements of Operations                                       F-4
Consolidated Statements of Stockholders' Equity and Comprehensive Income    F-5
Consolidated Statements of Cash Flows                                       F-6
Notes to Consolidated Financial Statements                                  F-8
Supplementary Information:
         Independent Auditors' Report on Supplementary Information         F-31
         Schedule II-Valuation and Qualifying Accounts and Reserves        F-32

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

                   (With Independent Auditors' Report Thereon)

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES


                                Table of Contents






                                                                           PAGE


Independent Auditors' Report                                                F-1


Consolidated Balance Sheets                                                 F-2


Consolidated Statements of Operations                                       F-4


Consolidated Statements of Stockholders' Equity and Comprehensive Income    F-5


Consolidated Statements of Cash Flows                                       F-6


Notes to Consolidated Financial Statements                                  F-8




Supplementary Information:

    Independent Auditors' Report on Supplementary Information              F-31

    Schedule II - Valuation and Qualifying Accounts and Reserves           F-32

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Rock of Ages Corporation and Subsidiaries:


We have audited the accompanying consolidated balance sheets of Rock of Ages Corporation and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rock of Ages Corporation and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company adopted the provisions of Statement of Position 98-5, "Reporting the Costs of Start-Up Activities," in 1999.

KPMG LLP
/s/ KPMG LLP


March 2, 2000
Boston, Massachusetts

                      ROCK OF AGES CORPORATION AND SUBSIDIARIES
                             Consolidated Balance Sheets
                              December 31, 1999 and 1998

          ASSETS                                                       1999              1998
                                                                   ------------      -----------
Current assets:
    Cash and cash equivalents                                      $  4,877,214        4,701,168
    Trade receivables, less allowance for doubtful accounts
       of $1,826,150 in 1999 and $2,123,702 in 1998 (note 5)         14,127,848       14,003,954
    Due from affiliates (note 11)                                        95,289               --
    Inventories (notes 2 and 5)                                      23,291,807       24,074,622
    Income taxes receivable                                                  --          585,765
    Deferred tax assets (note 8)                                        156,000          352,201
    Other current assets                                              2,250,659        1,548,658
                                                                   ------------      -----------
          Total current assets                                       44,798,817       45,266,368
                                                                   ------------      -----------
Property, plant and equipment:
    Granite reserves and development costs                           16,549,564       16,461,219
    Land                                                              6,989,004        6,736,003
    Buildings and land improvements                                  15,905,426       15,302,318
    Machinery and equipment                                          34,564,968       36,328,432
    Furniture and fixtures                                            1,150,355          960,994
    Construction-in-process                                             156,937          418,823
                                                                   ------------      -----------
                                                                     75,316,254       76,207,789
    Less accumulated depreciation, depletion and amortization        30,537,131       31,732,945
                                                                   ------------      -----------
          Net property, plant and equipment                          44,779,123       44,474,844
                                                                   ------------      -----------
Other assets:
    Cash surrender value of life insurance, net of loans
        of $95,412 in 1999 and 1998                                   1,525,132        1,426,476
    Intangibles, less accumulated amortization
       of $1,914,343 in 1999 and $771,428 in 1998 (note 3)           37,786,935       29,070,802
    Debt issuance costs, less accumulated amortization
       of $90,469 in 1999 and $42,436 in 1998                           135,676          195,495
    Organization costs, less accumulated amortization
       of $77,634 in 1998                                                    --          220,513
    Deferred tax assets (note 8)                                        721,377          110,321
    Intangible pension asset (note 9)                                        --          218,888
    Other investments                                                        --          342,551
    Other                                                               922,279          566,868
                                                                   ------------      -----------
          Total other assets                                         41,091,399       32,151,914
                                                                   ------------      -----------

          Total assets (note 6)                                    $130,669,339      121,893,126
                                                                   ============      ===========

          See accompanying notes to consolidated financial statements.

          LIABILITIES AND STOCKHOLDERS' EQUITY                                    1999                1998
                                                                              -------------       ------------
Current liabilities:
    Borrowings under lines of credit (note 5)                                 $  13,619,846          6,686,656
    Current installments of long-term debt (note 6)                                 616,118            802,685
    Trade payables                                                                1,991,930          2,674,139
    Accrued expenses                                                              2,404,988          3,478,280
    Due to related parties (note 11)                                                     --              4,412
    Income taxes payable                                                            843,780                 --
    Customer deposits                                                             7,201,254          5,099,963
                                                                              -------------       ------------


          Total current liabilities                                              26,677,916         18,746,135

Long-term debt, excluding current installments (note 6)                          12,620,306         12,879,661
Deferred compensation (note 9)                                                    3,658,043          3,691,899
Accrued pension cost (note 9)                                                       501,190             34,092
Accrued postretirement benefit cost (note 9)                                        634,805            569,645
Other                                                                               195,417            135,000
                                                                              -------------       ------------

          Total liabilities                                                      44,287,677         36,056,432
                                                                              -------------       ------------

Commitments (note 4)


Stockholders' equity (note 10):
    Preferred stock - $.01 par value;
       2,500,000 shares authorized
       No shares issued and outstanding
    Common stock - Class A, $.01 par value; 30,000,000 shares authorized
       4,328,171 shares issued and outstanding in 1999
          and 3,896,178 shares in 1998                                               43,282             38,962
    Common stock - Class B, $.01 par value;
       15,000,000 shares authorized
       3,115,746 shares issued and outstanding in 1999
          and 3,484,957 shares in 1998, convertible into
          equivalent shares of Class A common stock                                  31,157             34,849
    Additional paid-in capital                                                   67,909,375         69,350,225
    Retained earnings                                                            18,577,207         16,897,906
    Accumulated other comprehensive income                                         (179,359)          (485,248)
                                                                              -------------       ------------

          Total stockholders' equity                                             86,381,662         85,836,694
                                                                              -------------       ------------


          Total liabilities and stockholders' equity                          $ 130,669,339        121,893,126
                                                                              =============       ============

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Years ended December 31, 1999, 1998 and 1997

                                                                      1999             1998            1997
                                                                 ------------       ----------      ----------

Net revenues                                                     $ 96,527,337       82,745,780      54,207,117

Cost of revenues                                                   59,183,035       52,324,812      38,100,903
                                                                 ------------       ----------      ----------
          Gross profit                                             37,344,302       30,420,968      16,106,214

Selling, general and administrative expenses                       31,241,128       20,371,776      11,035,768
                                                                 ------------       ----------      ----------
          Income from operations                                    6,103,174       10,049,192       5,070,446

Loss on sale of Keystone assets                                       845,117               --              --
Interest expense                                                    2,034,129          510,341       1,576,477
                                                                 ------------       ----------      ----------
          Income before provision for income taxes
             and cumulative effect of a change in
             accounting principle                                   3,223,928        9,538,851       3,493,969

Provision for income taxes (note 8)                                 1,394,846        2,302,824         849,036
                                                                 ------------       ----------      ----------
          Net income before cumulative effect of
             a change in accounting principle                       1,829,082        7,236,027       2,644,933

Cumulative effect in prior years of a change in accounting
    principle (net of tax benefit of $47,559) (note 19)              (149,781)              --              --
                                                                 ------------       ----------      ----------
          Net income                                             $  1,679,301        7,236,027       2,644,933
                                                                 ============       ==========      ==========
Net income per share - basic:
    Net income before cumulative effect of a
       change in accounting principle                            $        .24              .98             .62
    Cumulative effect in prior year of a change in
       accounting principle (net of tax benefit of $47,559)              (.02)              --              --
                                                                 ------------       ----------      ----------
          Net income per share                                   $        .22              .98             .62
                                                                 ============       ==========      ==========
Net income per share - diluted:
    Net income before cumulative effect of a
       change in accounting principle                            $        .23              .91             .53
    Cumulative effect in prior year of a change in
       accounting principle (net of tax benefit of $47,559)              (.02)              --              --
                                                                 ------------       ----------      ----------
          Net income per share                                   $        .21              .91             .53
                                                                 ============       ==========      ==========
Weighted average number of common shares
    outstanding - basic                                             7,509,241        7,349,371       4,289,858
Weighted average number of common shares
    outstanding - diluted                                           7,825,589        7,984,094       4,997,229

See accompanying notes to consolidated financial statements.

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                  Years ended December 31, 1999, 1998 and 1997



                            NUMBER OF SHARES
                          ISSUED AND OUTSTANDING
                          -----------------------
                            CLASS A     CLASS B                                                           ACCUMULATED
                            COMMON      COMMON        CLASS A      CLASS B    ADDITIONAL                     OTHER        TOTAL
                            STOCK       STOCK         COMMON       COMMON      PAID-IN       RETAINED    COMPREHENSIVE STOCKHOLDERS'
                           (SHARES)    (SHARES)       STOCK        STOCK       CAPITAL       EARNINGS        INCOME       EQUITY
                          ----------   ----------   -----------   --------   ------------   ------------   ---------   -------------

Balance
at December 31, 1996              --    3,499,998   $        --   $ 35,000   $  5,593,843   $ 11,736,082   $   6,561   $ 17,371,486
   Comprehensive income:
     Net income                   --           --            --         --             --      2,644,933          --      2,644,933
     Cumulative
       translation
       adjustment                 --           --            --         --             --             --    (174,808)      (174,808)
                                                                                                                       ------------
   Total comprehensive
     income                                                                                                               2,470,125
                                                                                                                       ------------
   Dividends                      --           --            --         --             --     (1,069,136)         --     (1,069,136)
   Swenson merger
     (note 17)                    --           --            --         --             --     (3,650,000)         --     (3,650,000)
   Issuance of stock
     (note 15)             3,708,750     (275,482)       37,088     (2,755)    57,088,177             --          --     57,122,510
   Acquisitions (note 16)     91,891      263,441           919      2,634      5,595,374                                 5,598,927
                          ----------   ----------   -----------   --------   ------------   ------------   ---------   ------------
Balance
at December 31, 1997       3,800,641    3,487,957        38,007     34,879     68,277,394      9,661,879    (168,247)    77,843,912

  Comprehensive income:
     Net income                   --           --            --         --             --      7,236,027          --      7,236,027
     Cumulative
       translation
       adjustment                 --           --            --         --             --             --    (286,259)      (286,259)
     Minimum liability
       adjustment                 --           --            --         --             --             --     (30,742)       (30,742)
                                                                                                                          ---------
   Total comprehensive
      income                                                                                                              6,919,026
   Conversion of                                                                                                          ---------
     common stock              5,000       (5,000)           50        (50)            --             --          --             --
   Exercise of options            --        2,000            --         20          7,460             --          --          7,480
   Purchase of options            --           --            --         --       (381,200)            --          --       (381,200)
   Acquisitions (note 16)     90,537           --           905         --      1,446,571                                 1,447,476
                          ----------   ----------   -----------   --------   ------------   ------------   ---------   ------------

Balance
at December 31, 1998       3,896,178    3,484,957        38,962     34,849     69,350,225     16,897,906    (485,248)    85,836,694

  Comprehensive income:
     Net income                   --           --            --         --             --      1,679,301          --      1,679,301
     Cumulative
       translation
       adjustment                 --           --            --         --             --             --     305,889        305,889
                                                                                                                       ------------
   Total comprehensive
      income                                                                                                              1,985,190
                                                                                                                       ------------
   Retirement of stock        (1,000)          --           (10)        --             --             --          --            (10)
   Conversion of
     common stock            380,370     (380,370)        3,804     (3,804)            --             --          --             --
   Exercise of options            --      274,600            --      2,746        716,117             --          --        718,863
   Repurchase of
      stock (note 18)             --     (263,441)           --     (2,634)    (2,796,427)            --          --     (2,799,061)
   Acquisitions (note 16)     52,623           --           526         --        639,460                                   639,986
                          ----------   ----------   -----------   --------   ------------   ------------   ---------   ------------

Balance
at December 31, 1999       4,328,171    3,115,746   $    43,282   $ 31,157   $ 67,909,375   $ 18,577,207   $(179,359)  $ 86,381,662
                          ==========   ==========   ===========   ========   ============   ============   =========   ============



See accompanying notes to consolidated financial statements.

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 1999, 1998 and 1997

                                                                           1999              1998              1997
                                                                      ------------       -----------       -----------
Cash flows from operating activities:
    Net income                                                        $  1,679,301         7,236,027         2,644,933
    Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
       Depreciation, depletion and amortization                          4,010,012         3,308,377         2,106,642
       Increase in cash surrender value of life insurance                  (78,076)         (149,685)         (105,713)
       Loss (gain) on sale of property, plant and equipment                842,030            34,078           (40,612)
       Loss in income of affiliated company                                     --                --           130,341
       Cumulative effect of a change in accounting principle               149,781                --                --
       Deferred taxes                                                        2,709           207,044           (79,658)
       Changes in operating assets and liabilities:
          Decrease (increase) in trade receivables                         400,648           538,321          (152,923)
          Decrease (increase) in due to/from related parties               (99,701)          (31,030)           38,872
          Decrease (increase) in inventories                             1,671,371        (3,996,110)       (1,034,738)
          Decrease (increase) in other current assets                     (613,993)          241,015          (376,363)
          Decrease (increase) in intangible pension asset                  218,888           (24,852)         (100,618)
          Decrease (increase) in other assets                               59,413            26,462           (59,108)
          Decrease in trade payables                                      (987,382)         (716,437)         (996,628)
          Decrease in accrued expenses                                  (1,196,545)         (607,247)         (309,864)
          Increase (decrease) in income taxes payable/receivable         1,482,531          (941,723)         (199,708)
          Increase (decrease) in customer deposits                       1,241,789        (1,090,054)         (238,225)
          Increase (decrease) in deferred compensation                     (33,856)          (29,398)          217,207
          Decrease in deferred income                                     (124,386)         (400,000)         (400,000)
          Increase (decrease) in accrued pension cost                      467,098            34,092        (1,504,512)
          Increase in accrued postretirement benefit cost                   65,160            42,131            20,576
          Increase in other liabilities                                        417                --                --
                                                                      ------------       -----------       -----------
          Net cash provided by (used in) operating activities            9,157,209         3,681,011          (440,099)
                                                                      ------------       -----------       -----------
Cash flows from investing activities:
    Purchases of property, plant and equipment                          (3,559,510)       (3,462,286)       (4,100,519)
    Proceeds from sale of property, plant and equipment                    137,451            40,725           136,959
    Decrease (increase) in other investments                               342,551           (12,424)           56,340
    Acquisitions, net of cash acquired                                 (12,919,177)      (20,451,341)      (19,124,100)
    Cash included in sale of subsidiary                                   (250,000)               --                --
                                                                      ------------       -----------       -----------
          Net cash used in investing activities                        (16,248,685)      (23,885,326)      (23,031,320)
                                                                      ------------       -----------       -----------
Cash flows from financing activities:
    Net borrowings (repayments) under lines of credit                    6,933,190         5,358,176        (2,171,957)
    Decrease (increase) in debt issuance costs                              11,796          (147,398)          (66,215)
    Increase in organization costs                                              --            (9,717)         (234,765)
    Proceeds from long-term debt                                                --        12,000,000                --
    Principal payments on long-term debt                                  (608,216)         (327,016)      (23,181,796)
    Net stock option transactions                                          718,853          (373,720)               --
    Proceeds from issuance of common stock, net of fees                         --                --        57,122,510
                                                                      ------------       -----------       -----------
          Net cash provided by financing activities                      7,055,623        16,500,325        31,467,777
                                                                      ------------       -----------       -----------
Effect of exchange rate changes on cash                                    211,899          (231,702)         (122,554)
                                                                      ------------       -----------       -----------
          Net increase (decrease) in cash and cash equivalents             176,046        (3,935,692)        7,873,804

Cash and cash equivalents, beginning of year                             4,701,168         8,636,860           763,056
                                                                      ------------       -----------       -----------
Cash and cash equivalents, end of year                                $  4,877,214         4,701,168         8,636,860
                                                                      ============       ===========       ===========

See accompanying notes to consolidated financial statements.

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                      1999                 1998                1997
                                                   ----------           ---------           ----------
Supplemental cash flow information:
    Cash paid during the year for:
       Interest                                    $2,112,113             432,257           1,576,477
       Income taxes                                   363,954           3,203,313             982,262




Supplemental non-cash investing and financing activities:
    On May 28, 1999 the Company exchanged all of the outstanding shares of Keystone Memorial, Inc., a newly formed subsidiary, containing land, buildings and equipment of $2,381,292, inventory of $1,750,000, deferred tax liabilities of $417,564, prepaids of $9,351, intangibles of $47,974 and cash of $250,000 for shares valued at $2,799,061 and a note receivable with a net present value of $399,538. See Note 18 for further discussion.

    See Note 16 for non-cash activities relating to the acquisitions.

    During 1998, the Company adjusted goodwill and income tax payable for the 1997 acquisitions in the amount of $163,439 upon filing of final tax returns.

    During 1997, the Company dividend certain assets of $1,069,136 to a related party, converted 275,482 shares of Class B common stock into Class A common stock, and incurred a capital lease obligation of $555,687 in exchange for property, plant and equipment. See Note 17 for non-cash activities relating to the Swenson merger.


                                                1999              1998              1997
                                           ------------       -----------       -----------
Acquisitions:
    Assets acquired                        $ 15,364,803        29,187,584        40,345,902
    Liabilities assumed and issued           (1,638,803)       (6,664,933)      (13,271,975)
    Common stock issued                        (639,986)       (1,447,476)       (5,598,927)
                                           ------------       -----------       -----------
    Cash paid                                13,086,014        21,075,175        21,475,000
    Costs related to 1998 acquisition           336,976
    Less cash acquired                         (503,813)         (623,834)       (2,350,900)
                                           ------------       -----------       -----------
       Net cash paid for acquisitions      $ 12,919,177        20,451,341        19,124,100
                                           ============       ===========       ===========

See accompanying notes to consolidated financial statements.

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997



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

       (d)    INVESTMENTS

              Investments consist of certificates of deposit with initial terms of six years with maturities through 1999. Certificates of deposit are valued at cost plus accrued interest.

       (e)    DEPRECIATION, DEPLETION AND AMORTIZATION

              Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line and declining balance methods, based upon the following estimated useful lives:

                 Buildings and land improvements             5 to 40 years
                 Machinery and equipment                     3 to 20 years
                 Furniture and fixtures                      5 to 12 years

              Depreciation expense amounted to $2,658,965, $2,547,300 and $1,720,810 in 1999, 1998 and 1997, respectively, which includes depreciation related to equipment under capital leases.

              Cost depletion and amortization of granite reserves and development costs are provided by charges to operations based on cubic feet produced in relation to estimated reserves of the property. Cost depletion and amortization charged to operations amounted to $160,109, $58,080 and $66,906 in 1999, 1998 and 1997,
              respectively.

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997





       (f)    INTANGIBLES

              Intangibles consists of names and reputations and covenants not to compete. Names and reputations, also called goodwill, is recorded as a result of acquisitions, and is equal to the purchase price of the acquisition less the value of net assets acquired. The Company amortizes goodwill over 40 years using the straight-line method. Covenants not to compete, which are also recorded as a result of acquisitions, are being amortized over the length of the respective agreements. The Company assesses the recoverability of goodwill by determining whether the amortization over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

       (g)    DEBT ISSUANCE COSTS

              The Company amortizes debt issuance costs using the straight-line method over the term of the related borrowing. Amortization expense was $48,023, $34,595 and $131,046 in 1999, 1998 and 1997,
              respectively.

       (h)    ORGANIZATION COSTS

              The Company adopted "Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities" as of January 1, 1999. The SOP requires the costs of start-up activities, including organization costs to be expensed as incurred. See Note 19 for further discussion.

              Organization costs had previously been capitalized and were amortized using the straight-line method over 60 months. Amortization expense amounted to $0, $53,013 and $76,841 in 1999, 1998 and 1997, respectively.

       (i)    FOREIGN CURRENCY TRANSLATION

              The Company translates the accounts of its foreign subsidiaries in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation, under which all assets and liabilities are translated at the rate of exchange in effect at year end. Revenue and expense accounts are translated using weighted average exchange rates in effect during the year. Gains or losses from foreign currency translation are charged to accumulated other comprehensive income which is included in stockholders' equity in the accompanying consolidated balance sheets.

       (j)    INCOME TAXES

              The Company files its U.S. Federal income tax returns on a consolidated basis. Rock of Ages Canada, Inc., a wholly-owned subsidiary, is responsible for income taxes in Canada.

              The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognizes the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date.

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997



              The Company is allowed to claim percentage depletion, under IRS Code Section 613, for tax purposes based upon income derived from quarrying operations.

              The Company intends to reinvest the unremitted earnings of its non-U.S. subsidiaries and postpone their remittance indefinitely. Accordingly, no provision for U.S. income taxes was required on such earnings during the three years ended December 31, 1999.


       (k)    STOCK-BASED EMPLOYEE COMPENSATION

              The Company uses the intrinsic value based method per Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, for all of its stock-based employee compensation arrangements.


       (l)    PENSION AND OTHER POSTRETIREMENT PLANS

              On January 1, 1998, the Company adopted SFAS No. 132, Employers' Disclosures about Pension and Other Postretirement Benefits. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 does not change the method of accounting for such plans.

              The Company has a defined benefit pension plan covering substantially all of its Vermont based non-union employees. The benefits are based on years of service and the employee's compensation. The cost of this program is being funded currently.

              The Company has a salary continuation plan which covers certain employees who have deferred compensation agreements with the Company. The Company measures the costs of its obligations based on actuarial estimates. The Company recognizes net periodic costs as employees render the necessary services to earn the deferred compensation benefits.

              The Company also sponsors a defined benefit postretirement health care plan for certain early retirees and defined benefit postretirement group life insurance plans for all Vermont based union and non-union employees. The Company measures the costs of its obligation based on actuarial estimates and recognizes net periodic costs as retirees and employees render the services necessary to earn the postretirement benefits.


       (m)    USE OF ESTIMATES

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

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997




      (n)     IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE
              DISPOSED OF

              The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company measures recoverability of assets to be held and used by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. The Company reports assets to be disposed of at the lower of the carrying amount or fair value less costs to sell.

       (o)    REVENUE RECOGNITION

              The manufacturing division recognizes revenue upon shipment of finished orders from the manufacturing plant. The retailing division recognizes revenue upon the setting of the memorial. In certain instances, the Company may enter into an agreement with a customer which provides for extended payment terms, generally up to two years from either the date of setting of the memorial or, in certain instances, upon the settlement of an estate.

              The quarry division recognizes revenue from sales of granite blocks when the customer is invoiced for the block. At that time, the block is removed from the Company's inventory, the customer's name is printed on the block, and title and risk of ownership passes to the buyer. In many cases, granite blocks owned by customers remain on the Company's property for varying periods of time after title passes to the buyer. Payment terms are less 5% 30 days, net 30 days, except the December terms described below. Sales of the Company's blocks are FOB quarry and the Company retains the obligation to load customer's blocks on trucks. At its Barre, Vermont location, sales are FOB Barre, Vermont and the Company retains a delivery obligation using the Company's trucks for block customers in Barre. The customer may take delivery at any time determined by the customer, but all invoices must be paid in accordance with their terms when due whether or not the customer requests delivery.

              The Company considers the earnings process substantially complete despite the Company's obligations to load the blocks, and, in the case of its Barre customers, deliver the blocks, because the cost of delivery service is inconsequential (less than 3%) in relation to the selling price. Further, under industry terms of trade, title passes and the payment obligation is established when the block is identified to a particular customer and transaction.

              In December each year, the Company provides special 90 day payment terms at its Barre quarries for all block purchased in the month of December. The reason for this is that the Barre quarries are generally closed from mid-December through mid-March because of weather. The quarry customer's manufacturing plants remain open during most of this period, however, and most prefer to assure they own blocks of a size and quality selected by them prior to the quarries' closure. All blocks purchased in December on deferred payment terms are invoiced on or about December 31 and removed from the Company's inventory with title passing to the buyer. Payment terms are one-third of the invoice amount on January 15, one-third on February 15, and one-third on March 15. The program provides essentially the normal 30 day payment terms during the months when the quarry is closed notwithstanding the customer's purchase of a three months supply in December. Customers need not use these terms and may buy from inventory during the closure period on a first come first served basis with normal 30 day terms.

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997



              The Company does not require collateral or other security on trade receivables. The credit risk on trade receivables is controlled by requiring significant deposits. The Company continuously monitors outstanding trade receivables.

       (p)    COMMON STOCK

              The Company has two classes of common stock outstanding, Class A and Class B. The shares of Class A common stock and Class B common stock differ with respect to voting rights and certain conversion rights, as described below:

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

       (r)    COMPREHENSIVE INCOME

              On January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income, cumulative translation adjustment, and a minimum liability adjustment and is presented in the consolidated pension statements of stockholders' equity and comprehensive income. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

       (t)    RECLASSIFICATIONS

              Certain reclassifications have been made to prior year's financial statements in order to conform to the 1999 presentation.

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997



(2)    INVENTORIES

       Inventories consist of the following at December 31, 1999 and 1998:

                                                                                               1999                1998
                                                                                        ------------------  ------------------

          Raw materials                                                                 $      9,650,190          9,814,621
          Work-in-process                                                                      1,703,543          5,724,011
          Finished goods and supplies                                                         11,938,074          8,535,990
                                                                                          --------------      -------------

                                                                                        $     23,291,807         24,074,622
                                                                                          ==============      =============

(3)    INTANGIBLES

       Intangibles consist of the following at December 31, 1999 and 1998:

                                                                         ESTIMATED
                                                                        USEFUL LIFE            1999                1998
                                                                     -----------------  ------------------  ------------------

          Names and reputations                                            40 Years     $     39,206,178         29,397,130
          Covenants not to compete                                       5-10 Years              495,100            445,100
                                                                                          --------------      -------------

                                                                                              39,701,278         29,842,230
          Less accumulated amortization                                                        1,914,343            771,428
                                                                                          --------------      -------------

                      Total                                                             $     37,786,935         29,070,802
                                                                                          ==============      =============

       Amortization expense was $1,142,915 in 1999, $615,389 in 1998 and $111,039 in 1997.


(4)    LEASES

       The Company has several noncancellable operating leases for vehicles, equipment and office space which expire over the next five years. Rental expense for all operating leases was $1,257,320, $596,912 and $207,646 during 1999, 1998 and 1997, respectively. Rental expense includes amounts for related party operating leases of $533,047, $320,330 and $29,500 in 1999, 1998 and 1997, respectively.

       Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

               YEAR ENDED DECEMBER 31:                                                    RELATED PARTY            OTHER
               -----------------------                                                    -------------            -----
                        2000                                                            $        593,916            589,672
                        2001                                                                     596,433            463,292
                        2002                                                                     563,649            406,703
                        2003                                                                     335,882            288,869
                        2004                                                                     157,467            140,494
                        Thereafter                                                                75,088            115,384
                                                                                          --------------      -------------

                                                                                        $      2,322,435          2,004,414
                                                                                          ==============      =============

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997




       The Company also is the lessor of various parcels of land. Rental income was $35,239, $36,031 and $32,133 in 1999, 1998 and 1997,
       respectively. Future minimum rentals to be received under noncancellable leases are as follows:

              YEAR ENDED DECEMBER 31:
              -----------------------

                        2000                             $       33,941
                        2001                                     33,341
                        2002                                     21,241
                        2003                                     17,641
                        2004                                     12,386
                        Thereafter                                   --
                                                         --------------
                                                         $      118,550
                                                         ==============
(5)    LINES OF CREDIT

       The Company's financing with the CIT Group/Business Credit, Inc. provides for an acquisition term loan line of credit of $25 million and a revolving credit facility of an additional $25 million. Effective July 1, 1998, 50% of each facility has been assigned to the FleetBoston, consistent with the initial agreement. Such loans and advances under the revolving credit facility shall be in amounts up to 75% of the outstanding eligible accounts receivable of the Company and 50% of the aggregate value of eligible inventory of the Company; however, advances against eligible inventory may not exceed $12,500,000 at any one time. The acquisition term loans are limited to two per calendar quarter and must be at least $1,000,000 each. The interest rate on this agreement is based on a formula of prime less .50%, or at the Company's election, the sum of 1-3/4% plus LIBOR. However, if the Company chooses the latter option, the elections must be in multiples of $1,000,000, and no more than four LIBOR elections may be in effect at any one time. Fees include a one time fee of $125,000 (which was paid in full in 1999), a line of credit fee of $4,167 per month and a collateral management fee of $1,000 per month. Amounts outstanding were $13,619,846 and $12,000,000 as of December 31, 1999 and $6,379,511 and $12,000,000 as of December 31, 1998
       on the revolving credit facility and term loan line of credit, respectively. The weighted average interest rate was 7.25% and 7.96% on the revolving credit facility in 1999 and 1998, respectively.

       The Company's Canadian subsidiary also has a line of credit agreement with a lending institution. Under the terms of this agreement, a maximum of approximately $4,000,000 may be advanced based on percentages of eligible accounts receivable, eligible inventory, and tangible fixed assets. The line of credit agreement will be reviewed at least annually for any revisions to the agreement, bears interest at the Canadian prime rate plus 1/4%, and is secured by substantially all assets of the subsidiary. Amounts outstanding as of December 31, 1999 and 1998 were $0 and $307,145 respectively

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997



(6)    LONG-TERM DEBT

       Long-term debt at December 31, 1999 and 1998 consists of the following:

                                                                                         1999            1998
                                                                                     -----------      ----------

          Note payable - Dutton, interest at 6%, payable in monthly principal
               and interest payments of $674, unsecured, due December 2003           $    28,733          34,860
          Note payable - Plante, interest at 8.0%, payable in monthly payments
               of $2,593 beginning February 2001, unsecured, due January 2021            310,000         310,000
          Note payable - bank, interest at prime plus 1.5%, payable in monthly installments of $544 plus interest, due November 2001, secured
               by property                                                                12,693          18,516
          Obligation under capital lease, interest at 7.99%, payable in monthly installments of $1,505 plus interest, due December 2000,
               secured by equipment                                                       35,411          48,163
          Obligation under capital lease, interest at 7.89%, payable in monthly
               installments of $10,276, due June 2001, secured by equipment              305,711         384,909
          Note payable - Anderson, payable with granite inventory at a set sales price of $14.50 per cubic foot at maximum sales of 1,500
               cubic feet per month                                                      282,660         342,227
          Note payable - Chrysler Financial, interest at 2.9%, payable in monthly installments of $598, due December 2001,
               secured by equipment                                                       10,508          20,045
          Note payable - GMAC, interest at 4.9%, payable in monthly
               installments of $439, due February 2002, secured by equipment              10,820          15,440
          Note payable - GMAC, interest at 2.9%, payable in monthly
               installments of $716, due October 2002, secured by equipment               23,360          31,157
          Note payable - Harold, interest at 10%, payable in monthly installments of $4,366, due June 2001, secured by property
               and equipment                                                              72,688         115,465
          Term loan, interest at 7.25% and 6.97% in 1999 and 1998,
               respectively (see note 5), due December 2002,
               secured by substantially all assets of the Company                     12,000,000      12,000,000
          Note payable - PNC, interest at 8.95%, payable in monthly
               installments of $334, due July 2001, secured by equipment                   6,482           9,220
          Note payable - Remsen Dodge, interest at 2.9%, payable in
               monthly installments of $598, due December 2002,
               secured by equipment                                                       13,362              --
          Note payable - Ford Motor Credit Corp., interest at 2.9%,
               payable in monthly installments of $392, due September
               2002, secured by equipment                                                 11,996              --
          Note payable - Hilgendorf, paid in February 2000                                62,000
          Note payable - Hilgendorf, paid in February 2000                                50,000              --

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997





                                                                                               1999                1998
                                                                                        ------------------  ------------------
          Note payable - Ford Motor Credit, interest at 9.2%, paid
               in full                                                                  $             --              3,264
          Notes payable - assumed at acquisition and paid in full in 1999                             --            349,080
                                                                                          --------------      -------------

                                                                                              13,236,424         13,682,346
          Less current installments                                                              616,118            802,685
                                                                                          --------------      -------------

          Long-term debt, excluding current installments                                $     12,620,306         12,879,661
                                                                                          ==============      =============

       Future maturities of the December 31, 1999 long-term debt are as follows:

                                                                                            OBLIGATIONS            OTHER
                                                                                               UNDER             LONG-TERM
          YEAR ENDED DECEMBER 31:                                                          CAPITAL LEASE            DEBT
          ----------------------                                                        ------------------       ----------
                  2000                                                                  $          168,277          470,243
                  2001                                                                             202,892           97,859
                  2002                                                                                  --       12,022,368
                  2003                                                                                  --           15,500
                  2004                                                                                  --            8,324
                 Thereafter                                                                                         281,008
                                                                                          ----------------       ----------
                                                                                                   371,169       12,895,302
               Interest included in obligations under capital lease                                 30,047       ==========
                                                                                          ----------------

                                                                                        $          341,122
                                                                                          ================


       The cost of the equipment under capital leases was $786,755 and $742,554 and related accumulated depreciation was $181,432 and $107,760 as of December 31, 1999 and 1998, respectively.

       The financing agreements with banks contain various restrictive covenants with respect to the maintenance of financial ratios, capital additions, and other items. As of December 31, 1999 the Company was in compliance with all such covenants.


(7)    FAIR VALUE OF FINANCIAL INSTRUMENTS

       SFAS No. 107, Disclosures About the Fair Value of Financial Instruments, requires disclosure of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of the following disclosure the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation. Management has determined that the carrying values of its financial assets and liabilities approximate fair value at December 31, 1999.

                   ROCK OF AGES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997


(8)   INCOME TAXES

      A summary of the significant components of the provision for income taxes for the years ended December 31, 1999, 1998 and 1997 is as follows:


                                              1999         1998         1997
                                            ---------    ---------    -------


      Current:
        Federal                               796,667    1,572,964    715,942
        State                                 314,787      423,833    242,685
        Foreign                               280,683       98,983    (36,611)
                                            ---------    ---------    -------
            Total current                   1,392,137    2,095,780    922,016
                                            =========    =========    =======

      Deferred:
        Federal                               (1,713)           --    (48,034)
        State                                   (926)           --    (24,946)
        Foreign                                5,348       207,044         --
                                            ---------    ---------    -------
            Total deferred                     2,709       207,044    (72,980)
                                            =========    =========    =======

      Total                                 1,394,846    2,302,824    849,036

      Cumulative effect of a change
        in accounting principle               (47,559)          --         --
                                            ---------    ---------    -------

      Total provision for income taxes      1,347,287    2,302,824    849,036
                                            =========    =========    =======

      Included in income before provision for income taxes is foreign income
      (loss) of $872,264, $1,346,338 and $379,736 for the years ended December 31, 1999, 1998 and 1997, respectively.


      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

                                                                                 1999               1998
                                                                              -----------        ----------
      Deferred tax assets:
           Accrued pension, accrued postretirement benefit cost
              and deferred compensation                                       $ 1,324,000         1,125,000
           Allowance for doubtful accounts                                        463,000           550,000
           Accrued expenses                                                        98,000            99,000
           Inventories, principally due to additional costs inventoried
              for tax purposes pursuant to the Tax Reform Act of 1986             393,000           345,000
           Alternative minimum tax credits                                      2,898,000         2,280,000
                                                                              -----------        ----------
           Total gross deferred tax assets                                      5,176,000         4,399,000
           Less valuation allowance                                            (3,347,000)       (2,908,000)
                                                                              -----------        ----------
           Total net deferred tax assets                                        1,829,000         1,491,000
                                                                              -----------        ----------
      Deferred tax liabilities:
           Quarry development                                                    (386,000)         (400,000)
           Names and reputations                                                 (286,000)          (87,000)
           Other liabilities                                                     (279,623)         (541,478)
                                                                              -----------        ----------
           Total gross deferred tax liabilities                                  (951,623)       (1,028,478)
                                                                              -----------        ----------
           Net deferred tax assets                                            $   877,377           462,522
                                                                              ===========        ==========

                   ROCK OF AGES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997



      SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax assets include significant alternative minimum tax credit carryforwards which have been fully reserved and may be carried forward indefinitely. Utilization of these alternative minimum tax credits is limited to future federal income tax in excess of the alternative minimum tax. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

      A reconciliation of differences between the statutory U.S. federal income tax rate, on income before provision for income taxes and cumulative effect of a change in accounting principle, and the Company's effective tax rate follows:

                                                     1999         1998         1997
                                                     ----         ----         ----
      U.S. statutory rate                            34.0%        34.0%        34.0%
      State taxes, net of federal benefit             8.8          5.3          6.0
      Names and reputations amortization              6.0          1.6          0.0
      Keystone divestiture                           10.3          0.0          0.0
      Minimum tax credits utilized                    0.0         (2.3)         0.0
      Other, primarily tax depletion                (15.8)       (14.5)       (15.7)
                                                     ----         ----         ----
      Effective tax rate                             43.3%        24.1%        24.3%
                                                     ====         ====         ====

      Deferred taxes have not been provided on the undistributed earnings of the Company's wholly-owned Canadian subsidiary since the Company can control the distribution of such earnings and has determined that such earnings will be reinvested indefinitely. Additional taxes could be due if these earnings were distributed.



(9)   PENSION AND OTHER BENEFITS

      The Company has a defined benefit pension plan covering substantially all of its Vermont based non-union employees. The benefits are based on years of service and the employee's compensation. The cost of this program is being funded currently.

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

                   ROCK OF AGES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997



                                                         NON-UNION                    DEFERRED
                                                     PENSION BENEFITS           COMPENSATION BENEFITS         OTHER BENEFITS
                                                  -------------------------   ------------------------   -----------------------
                                                      1999         1998          1999         1998         1999          1998
                                                  -----------   -----------   ----------    ----------   ----------   ----------

CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year           $16,819,615    16,359,506    1,793,754     1,585,088    1,782,602    1,670,595
Service cost                                          475,922       451,249       96,855        84,815       24,613       22,159
Interest cost                                       1,127,258     1,146,229      117,612       111,725      119,513      117,122
Amendments                                                 --    (1,108,710)          --            --           --           --
Actuarial (gain)/loss                              (1,248,952)      881,772     (313,510)      100,226      (63,819)     131,324
Benefits paid                                        (944,883)     (910,431)    (102,695)      (88,100)    (151,018)    (158,598)
                                                  -----------   -----------   ----------    ----------   ----------   ----------
Benefit obligation at end of year                 $16,228,960    16,819,615    1,592,016     1,793,754    1,711,891    1,782,602
                                                  -----------   -----------   ----------    ----------   ----------   ----------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year    $15,675,425    14,670,887           --            --           --           --
Actual return on plan assets                        1,811,082     1,723,826           --            --           --           --
Employer contribution                                      --       649,588      102,695        88,100      151,018      158,598
Spin-off (note 17)                                         --      (458,445)          --            --           --           --
Benefits paid                                        (944,883)     (910,431)    (102,695)      (88,100)    (151,018)    (158,598)
                                                  -----------   -----------   ----------    ----------   ----------   ----------
Fair value of plan assets at end of year          $16,541,624    15,675,425           --            --           --           --
                                                  -----------   -----------   ----------    ----------   ----------   ----------

Funded status                                     $   312,664    (1,144,190)  (1,592,016)   (1,793,754)  (1,711,891)  (1,782,602)
Unrecognized net actuarial (gain)/loss             (2,422,189)     (732,885)    (112,302)      202,768      193,184      265,919
Unrecognized prior service cost                     1,234,433     1,364,837      171,347       195,610           --           --
Unrecognized transition obligation                    373,902       478,146       17,113        23,278      883,902      947,038
                                                  -----------   -----------   ----------    ----------   ----------   ----------
Net amount recognized                             $  (501,190)      (34,092)  (1,515,858)   (1,372,098)    (634,805)    (569,645)
                                                  -----------   -----------   ----------    ----------   ----------   ----------
Amounts recognized in the consolidated
balance sheet consist of:
   Accrued benefit liability                      $  (501,190)      (34,092)  (1,515,858)   (1,621,728)    (634,805)    (569,645)
   Intangible asset                                        --            --           --       218,888           --           --
   Minimum liability adjustment                            --            --           --        30,742           --           --
                                                  -----------   -----------   ----------    ----------   ----------   ----------
Net amount recognized                             $  (501,190)      (34,092)  (1,515,858)   (1,372,098)    (634,805)    (569,645)
                                                  -----------   -----------   ----------    ----------   ----------   ----------

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
Discount rate                                             7.5%         6.75%         7.5%         6.75%         7.5%        6.75%
Expected return on plan assets                            9.0%         9.00%         N/A           N/A          N/A          N/A
Rate of compensation increase                             5.5%         5.50%         4.5%         4.50%         N/A          N/A



For measurement purposes, a 6 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5 percent for 2000 and 4 percent for 2001 and remain at that level thereafter.

                   ROCK OF AGES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997

                                                                                  DEFERRED
                                       NON-UNION PENSION BENEFITS         COMPENSATION BENEFITS           OTHER BENEFITS
                                -------------------------------------   -------------------------  ----------------------------
                                    1999        1998(1)       1997        1999     1998     1997    1999      1998       1997
                                -----------   ----------   ----------   -------  -------  -------  -------  --------   --------

COMPONENTS OF NET
PERIODIC BENEFIT COST:
   Service cost                 $   475,922      451,249      387,461    96,855   84,815   67,366   24,613    22,159     13,619
   Interest cost                  1,127,258    1,146,229    1,098,197   117,612  111,725   99,859  119,513   117,122    117,876
   Expected return on
     plan assets                 (1,370,730)  (1,283,875)  (1,005,314)       --       --       --       --        --         --
   Amortization of
     prior service cost             130,404      173,318      177,220    24,263   24,263   24,263       --        --         --
   Amortization of
     transition obligation          104,244      138,644      141,771     6,165    6,165    6,165   63,136    63,136     63,136
   Recognized net
     actuarial (gain)/loss               --           --           --     1,560       --       --    8,916    (1,688)    (6,334)
                                -----------   ----------   ----------   -------  -------  -------  -------  --------   --------
Net periodic benefit cost        $  467,098      625,565      799,335   246,455  226,968  197,653  216,178   200,729    188,297
                                ===========   ==========   ==========   =======  =======  =======  =======  ========   ========



      (1) In addition, there was a special charge under SFAS No. 88 of $58,115 due to the spin-off of the Swenson Granite Company, LLC salaried employees as of December 1, 1998.

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


UNION PENSION BENEFITS

In July 1999, Vermont based union employees became participants in Steelworkers Pension Trust. The Company contributes amounts as required by the union contract.

In 1998, Vermont based union employees participated in a multi-employer defined benefit pension plan. The Company contributed amounts as required by the union contract. The amount charged to operations in the accompanying consolidated statements of operations was $641,150, $740,941 and $786,217 in 1999, 1998 and
1997, respectively.

                   ROCK OF AGES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997



      DEFERRED COMPENSATION BENEFITS

      In addition to the deferred compensation benefits under its salary continuation plan, the Company has deferred compensation agreements with three former stockholders of acquired companies. The present value of the future payments under these agreements was $2,142,185, $2,070,171 and $2,294,031 as of December 31, 1999, 1998 and 1997, respectively. Total annual payments of $260,200 begin and end at various dates from 1997 to 2016. One of these agreements is partially paid through benefits paid by the Company into the defined pension plan, therefore the payment amount changes annually based on actuarial estimates.

      401(k) BENEFITS

      The Company's contributions were $156,205, $93,263 and $72,303 in 1999, 1998 and 1997, respectively. Acquisitions during 1999, 1998 and 1997 have significantly increased the number of participants in the plans.


(10)  STOCK-BASED EMPLOYEE COMPENSATION

      Under the terms of the Amended and Restated 1994 Stock Plan, 1,500,000 options were reserved for issuance to key employees and directors to purchase equivalent shares of common stock. The options granted have a five year term and vest at 20% per year.

      The following table sets forth the stock option transactions for the years ended December 31, 1999, 1998 and 1997:

                                                                             WEIGHTED
                                                               NUMBER         AVERAGE
                                                            OF OPTIONS     EXERCISE PRICE
                                                            ----------     --------------

      Outstanding, December 31, 1996                           862,500        $  3.31
           Granted during 1997                                 383,252          18.50
                                                            ----------        -------
      Outstanding, December 31, 1997                         1,245,752           7.98
           Granted during 1998                                 125,000          14.44
           Lapsed during 1998                                  (40,500)         (3.57)
           Exercised during 1998                               (42,000)         (3.10)
                                                            ----------        -------
      Outstanding, December 31, 1998                         1,288,252        $  8.90
           Granted during 1999                                 175,000          11.68
           Lapsed                                                   --             --
           Exercised                                          (274,600)         (2.62)
           Surrendered                                        (658,252)        (16.17)
                                                            ----------        -------
      Outstanding, December 31, 1999                           530,400        $  4.04
                                                            ==========        =======
      Exercisable, December 31, 1999                           404,400        $  3.78
      Weighted average remaining contractual life            1.1 years

                   ROCK OF AGES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997



                                            WEIGHTED AVERAGE         OPTIONS EXERCISABLE
                                         -----------------------     -------------------
                                                                                WEIGHTED
                           NUMBER OF                   REMAINING                AVERAGE
                            OPTIONS      EXERCISE    CONTRACTUAL                EXERCISE
       EXERCISE PRICE     OUTSTANDING     PRICE          LIFE        NUMBER      PRICE
       --------------     -----------    --------    -----------    --------    --------

       $3.59 - $3.76       505,400        $ 3.68         1 Year      399,400     $ 3.68
          $12.38            25,000        $12.38         4 Years       5,000     $12.38


      The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for stock options granted under the plan as the options were all granted at exercise prices which equaled the fair market value at the date of the grant. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards during 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net income would have been reduced to the pro forma amount indicated below:

                                                                      1999           1998            1997
                                                                   ----------      ---------      ---------

      Net income, as reported                                      $1,679,301      7,236,027      2,644,933
      Net income, pro forma                                         1,518,030      6,616,927      2,268,984
      Net income per share, pro forma                                     .20            .90            .53
      Net income per share - assuming dilution, pro forma                 .19            .83            .45


      Pro forma net income reflects only options granted subsequent to December 31, 1995 and is not necessarily indicative of future effects on net income. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented because compensation cost is reflected over the options' vesting periods and compensation cost only for options granted after January 1, 1996.

      The fair value of each option grant is estimated on the date of the grant. Options granted prior to 1997 were valued using the Minimum Value Method with the following weighted-average assumptions: risk-free interest rate of 6%; dividend yield of $0; and expected lives of five (5) years. The 1999, 1998 and 1997 options were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 6%; dividend yield of $0; expected volatility of 47%, 49% and 16%, respectively; and expected lives of five (5) years.


(11)  RELATED PARTY TRANSACTIONS

      The Company is related through common ownership with several companies. The transactions with related parties, included in the consolidated statements of operations, are as follows for the years ended December 31, 1999, 1998 and 1997:


                                                                1999            1998           1997
                                                              --------        -------        -------

      Net revenues                                            $ 26,013        196,032        840,554
      Cost of revenues                                         320,247      2,084,292      1,231,151
      Selling, general and administrative expenses                  --             --        750,000


                   ROCK OF AGES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997



      Amounts due to (from) related parties as of December 31, 1999 and 1998 are as follows:

                                                         1999            1998
                                                       --------        --------

      Due to (from) Swenson Granite Company, LLC       $ (8,370)         37,417
      Due from K & E Sawing Company                          --          (6,213)
      Due to Missouri Red Quarries                           --         107,047
      Due to (from) Keystone Granite Company                 --         (28,267)
      Due from Granite Accents, Inc.                    (83,723)       (105,572)
      Due to (from) Kotecki Family Enterprises           (3,196)             --
                                                       --------        --------
                                                       $(95,289)          4,412
                                                       ========        ========

      See note 4 for operating lease obligations with related parties.

(12)  UNAUDITED QUARTERLY SUMMARY INFORMATION

      The following is a summary of unaudited quarterly summary information for the years ended December 31, 1999, 1998 and 1997 (in thousands, except per share data):

                                                                                  NET INCOME
                                                                                    (LOSS)
                                                                     NET INCOME    PER SHARE-
                                           NET        NET INCOME       (LOSS)      ASSUMING
                                         REVENUES       (LOSS)       PER SHARE     DILUTION
                                         --------     ----------     ----------   ----------

       1999 Quarters:
            First                        $17,518        (2,012)         (.27)        (.27)
            Second                        28,986         1,336           .18          .17
            Third                         24,413         1,062           .14          .14
            Fourth                        25,610         1,293           .17          .17
                                          ------        ------          ----         ----
                  Total                  $96,527         1,679           .22          .21
                                          ======        ======          ====         ====
       1998 Quarters:
            First                        $15,171          (431)         (.06)        (.06)
            Second                        22,955         2,787           .38          .35
            Third                         22,006         2,754           .37          .35
            Fourth                        22,614         2,126           .29          .27
                                          ------        ------          ----         ----
                  Total                  $82,746         7,236           .98          .91
                                          ======        ======          ====         ====


                    ROCK OF AGES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997


                                                                     NET INCOME
                                                                       (LOSS)
                                                       NET INCOME    PER SHARE -
                                NET       NET INCOME    (LOSS)        ASSUMING
                             REVENUES       (LOSS)     PER SHARE      DILUTION
                             --------       ------     ---------      --------
     1997 Quarters:
        First                $ 8,192         (978)        (.22)       (.20)
        Second                12,575          986          .23         .20
        Third                 16,374          833          .19         .17
        Fourth                17,066        1,804          .42         .36
                              ------        -----        -----        ----

              Total          $54,207        2,645          .62         .53
                              ======        =====        =====        ====

     NOTE

     The Company has historically experienced certain seasonal patterns, primarily due to weather conditions affecting operations in Vermont and Canada and the setting of memorials in cemeteries located in northern regions. The Company made a significant number of acquisitions in the third and fourth quarters of 1997 and the second and third quarters of 1998.


(13) EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for net income for the years ended December 31, 1999, 1998 and 1997:

                                                                       1999          1998          1997
                                                                    ----------     ---------    ---------
     Numerator:
          Income available to common shareholders
             used in basic and diluted earnings per share           $1,679,301     7,236,027    2,644,933
                                                                    ==========     =========    =========
     Denominator:
          Denominator for basic earnings per share:
             Weighted average shares                                 7,509,241     7,349,371    4,289,858
          Effect of dilutive securities:
             Stock options                                             316,348       634,723      707,371
                                                                    ----------     ---------    ---------
          Denominator for diluted earnings per share:
             Adjusted weighted average shares                        7,825,589     7,984,094    4,997,229
                                                                    ==========     =========    =========

     Basic earnings per share                                       $      .22           .98          .62

     Diluted earnings per share                                     $      .21           .91          .53

     Options to purchase 25,000, 478,252 and 383,252 shares of Class A common stock at exercises prices ranging from $12.38 to $18.50 per share were outstanding in 1999, 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares during those years.



                                      F-24                           (Continued)

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997


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

     Inter-segment revenues are accounted for as if the sales were to third parties.

     The following is the segment information for the years ended December 31, 1999, 1998 and 1997 (in thousands):

       1999                                            QUARRYING    MANUFACTURING   RETAILING        TOTAL
       ----                                            ---------    -------------   ---------       -------
     Total net revenues                                 $ 27,972        44,790        36,933        109,695
     Inter-segment net revenues                            5,792         7,376            --         13,168
                                                        --------        ------       -------        -------

     Net revenues                                         22,180        37,414        36,933         96,527

     Total gross profit                                   12,565         5,595        19,184         37,344
     Inter-segment gross profit                           (2,591)        2,195           396             --
                                                        --------        ------       -------        -------

     Gross profit                                          9,974         7,790        19,580         37,344

     Selling, general and administrative expenses          4,768         6,715        19,758         31,241
                                                        --------        ------       -------        -------

     Income (loss) from operations                      $  5,206         1,075          (178)         6,103
                                                        ========        ======       =======        =======


                                      F-25                           (Continued)

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997


     1998                                              QUARRYING    MANUFACTURING   RETAILING      TOTAL
     ----                                              ---------    -------------   ---------     -------
Total net revenues                                       $26,448        48,858        18,597       93,903
Inter-segment net revenues                                 7,223         3,934            --       11,157
                                                         -------       -------        ------       ------

Net revenues                                              19,225        44,924        18,597       82,746

Total gross profit                                        11,672         7,950        10,799       30,421
Inter-segment gross profit                                 2,892        (2,892)           --           --
                                                         -------       -------        ------       ------

Gross profit                                               8,780        10,842        10,799       30,421

Selling, general and administrative expenses               4,497         6,506         9,368       20,372
                                                         -------       -------        ------       ------

Income from operations                                   $ 4,283         4,336         1,431       10,049
                                                         =======       =======        ======       ======

     1997                                              QUARRYING    MANUFACTURING   RETAILING      TOTAL
     ----                                              ---------    -------------   ---------     -------

Total net revenues                                       $18,544        40,850         1,781       61,175
Inter-segment net revenues                                 4,454         2,514            --        6,968
                                                         -------       -------        ------       ------

Net revenues                                              14,090        38,336         1,781       54,207

Total gross profit                                         7,400         7,508         1,198       16,106
Inter-segment gross profit                                 1,794        (1,794)           --           --
                                                         -------       -------        ------       ------

Gross profit                                               5,606         9,302         1,198       16,106

Selling, general and administrative expenses               4,407         5,832           797       11,036
                                                         -------       -------        ------       ------

Income from operations                                   $ 1,199         3,470           401        5,070
                                                         =======       =======        ======       ======



                                      F-26                           (Continued)

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997

     Net revenues by geographic area are as follows for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                     1999         1998         1997
                                   -------       ------       ------
     Net revenues (1):
          United States            $87,045       74,174       46,138
          Canada                     9,482        8,572        8,069
                                   -------       ------       ------

          Total net revenues       $96,527       82,746       54,207
                                   =======       ======       ======

     (1) Net revenues are attributed to countries based on where product is produced.

     Long-lived assets by geographic area are as follows as of December 31, 1999, 1998 and 1997 (in thousands):

                               1999          1998         1997
                              -------       ------       ------
     Long-lived assets:
          United States       $42,798       42,810       34,570
          Canada                1,976        1,660        1,866
          Japan                     5            5           --
                              -------       ------       ------

                              $44,779       44,475       36,436
                              =======       ======       ======

(15) INITIAL PUBLIC OFFERING

     Effective October 21, 1997 the Company made an initial public offering
     (IPO) of 3,225,000 shares of Class A common stock at $18.50 per share, inclusive of 275,482 shares being sold by the selling shareholders. On November 21, 1997 the underwriters exercised their option to purchase an additional 483,750 shares of Class A common stock at $18.50 per share. The issuance of stock was recorded net of underwriting fees and other IPO expenses incurred of $6,392,948.

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


                                      F-27                           (Continued)

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997


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

     In November 1998 the Company, through its subsidiary Carolina Quarries, Inc., acquired the White Gardenia Quarry, its related operating entity, Piedmont Quarries Limited Liability Company, and certain undeveloped land in proximity to the Company's existing Salisbury Pink Quarry.

     The aggregate consideration for the 1998 acquisitions was $21,075,175 in cash and $1,447,476 representing 90,537 shares of the Company's Class A common stock ranging from $14.6875 to $17.625 per share in transactions which were accounted for under the purchase method of accounting. The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective fair market values, resulting in $16,547,323 of cost in excess of net assets acquired of which $2,274,392 has been allocated to property, plant and equipment and the remaining $14,272,931 to names and reputations.

     Proceeds of $261,022 from certain of the 1998 purchases are being held by the Company for a period of one year per the purchase and sale agreements for the settlement of certain conditions. These amounts were recorded as accrued expenses as of December 31, 1998.

     For the period January through November 1999 the Company, through its subsidiary Rock of Ages Memorials, Inc., acquired Toledo Monumental Works Company, Milwaukee Memorial Company, Inc, J.W. Reynolds Monument Company, Inc., Beasley Monument Company, Inc., Hilgendorf Memorials, Inc., R&B Nelson Memorial Studio, Inc., Bethel-Miller Memorials, Inc., Caron Granite Company, Clinton Monuments, Inc., East Ohio Memorial Service, Bass Chickering Corporation, Bristol Memorial Works, Inc., Methuen Memorials, Inc., WRL, Inc. and all of the outstanding stock of Milwaukee, R&B, Nelson, Bethel-Miller, Caron, Clinton, Bristol and Urbach.


                                      F-28                           (Continued)

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997

     The aggregate consideration for the 1999 acquisitions was $13,086,014 in cash and $639,986 representing 52,623 shares of the Company's Class A common stock ranging from $10.00 to $13.26 per share in transactions which were accounted for under the purchase method of accounting. The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective fair market values, resulting in $9,570,046 of cost in excess of net assets acquired.

     The following unaudited pro forma information has been prepared assuming that the acquisitions occurred at the beginning of the current and immediately preceding periods, if presented. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisitions had been made as of those dates.

                                                                       (UNAUDITED)
                                                                  YEARS ENDED DECEMBER 31,
                                                      ----------------------------------------------
                                                          1999             1998              1997
                                                      ------------      -----------      -----------
       Net revenues                                   $100,117,063      102,772,198      100,579,947
       Net income                                        2,053,499        7,841,805        5,160,312
       Net income per share                                    .27              .93             1.20
       Net income per share - assuming dilution                .26              .86             1.03

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

     Prior to the initial public offering, the Company went through a reorganization (the "Reorganization") as follows: (i) the merger of Swenson Granite Company, Inc. ("Swenson Granite") with and into the Company, with the Company as the surviving corporation (the "Swenson Merger"), in which Swenson Granite's stockholders received 1,618.123 shares of Class B Common Stock for each share of Swenson Granite common stock (immediately prior to the Swenson Merger, a total of 2,163 shares of Swenson Granite were outstanding); and (ii) immediately prior to the Swenson Merger, Swenson Granite distributed its curb and landscaping business (essentially all of its operating assets and operating liabilities) to its stockholders (the "Swenson Granite Distribution") through a pro rata distribution of all of the member interests in a newly formed limited liability company named Swenson Granite Company, LLC ("Swenson LLC").


                                      F-29                           (Continued)

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997

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

(18) SIGNIFICANT EVENT

     On May 28, 1999 the Company exchanged all of the outstanding shares of Keystone Memorial, Inc., a newly formed subsidiary, containing land, buildings, and equipment of its Keystone and Keywest manufacturing plants and certain inventory at those locations, for 263,441 shares of Rock of Ages Class B common stock and a note receivable with a net present value of $399,538. The net assets of Keystone Memorial, Inc. had a net book value of $4,021,053. Legal costs incurred were $22,663. A loss on the sale was recorded of $845,117, included in loss on sale of assets. The transaction was considered a tax-free event for purposes of calculating the provision for income taxes.

(19) ACCOUNTING CHANGE

     The Company adopted "SOP 98-5, Reporting on the Costs of Start-Up Activities", as of January 1, 1999. The SOP requires the costs of start-up activities, including organization costs, to be expensed as incurred. As a result, acquisition costs of $197,340 were expensed in 1999 as the cumulative effect of a change in accounting principle.

     The following table summarizes the pro forma net income and per share amounts assuming a change in application of accounting principles applied retroactively.

                                                      DECEMBER 31,
                                        -------------------------------------
                                           1999           1998         1997
                                        ----------     ---------    ---------
     Net income                         $1,829,082     7,268,889    2,541,455
     Net income per share - basic              .24           .99          .59
     Net income per share - diluted            .23           .91          .51




                                      F-30                           (Continued)

            INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION



The Board of Directors
Rock of Ages Corporation and Subsidiaries:


Under date of March 2, 2000, we reported on the consolidated balance sheets of Rock of Ages Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule referred to as "Schedule II - Valuation and Qualifying Accounts and Reserves". This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
/s/ KPMG LLP

March 2, 2000
Boston, Massachusetts

                    ROCK OF AGES CORPORATION AND SUBSIDIARIES

          Schedule II - Valuation and Qualifying Accounts and Reserves

                  Years ended December 31, 1999, 1998 and 1997

                                 (In Thousands)

          COLUMN A               COLUMN B             COLUMN C            COLUMN D      COLUMN E
        -----------             ---------     -----------------------    ----------    ---------
                                                     ADDITIONS
                                              ------------------------
                                BALANCE AT       INCREASE   CHARGED TO                 BALANCE AT
                                BEGINNING         DUE TO     COSTS AND                     END
        DESCRIPTION             OF PERIOD     ACQUISITIONS   EXPENSES    DEDUCTIONS    OF PERIOD
        -----------             ---------     -----------------------    ----------    ---------
1999
   Allowances for doubtful
   accounts                      $2,124             --          555          853          1,826

1998
   Allowances for doubtful
   accounts                      $2,231            120          238          465          2,124

1997
   Allowances for doubtful
   accounts                      $  564          1,472          332          137          2,231



See accompanying independent auditors' report on supplementary information.

                                                                      SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ROCK OF AGES CORPORATION
                               By:        /s/ Kurt M. Swenson
                                   --------------------------------------
                                              Kurt M. Swenson
                                    President, Chief Executive Officer
                                   and Chairman of the Board of Directors


Date: March 30, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 30, 2000.

   SIGNATURE                               TITLE
   ---------                               -----

/s/ Kurt M. Swenson          President, Chief Executive Officer and (Principal
--------------------------   Executive Officer)
Kurt M. Swenson

/s/ John L. Forney           Chief Financial Officer and Treasurer (Principal
--------------------------   Accounting Officer)
John L. Forney

/s/ Richard C. Kimball       Vice Chairman and Chief Operating Officer/Wholesale
--------------------------   Division
Richard C. Kimball

/s/ Jon M. Gregory           President and Chief Operating Officer/Quarries
--------------------------   Division
Jon M. Gregory

/s/ George R. Anderson       Director
--------------------------
George R. Anderson

/s/ James L. Fox             Director
--------------------------
James L. Fox

/s/ Charles M. Waite         Director
--------------------------
Charles M. Waite

/s/ Frederick Webster        Director
--------------------------
Frederick Webster

                                  EXHIBIT INDEX


    EXHIBIT
    NUMBER                        DESCRIPTION
    -------                       -----------

     3.1 Form of Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

     3.2 Amended and Restated By-laws of the Company (as amended through April 6, 1999) (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly report on Form 10-Q for the quarterly period ended March 31, 1999 and filed with the Securities and Exchange Commission on May 17, 1999)

     4. Specimen Certificate representing the Class A Common Stock (incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

     10.1* Rock of Ages Corporation Amended and Restated 1994 Stock Plan (as amended through October 26, 1998) (incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and filed with the Securities and Exchange Commission on March 31, 1999)

     10.2* Employment Agreement of Kurt M. Swenson (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

     10.3* Employment Agreement of Peter Friberg (incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

     10.4* Employment Agreement of Mark Gherardi (incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

     10.5*     Employment Agreement of John L. Forney

     10.6* Form of Employment Agreement with Robert Otis Childs, III and John E. Keith (incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

     10.7* Form of Employment Agreement with Richard C. Kimball and Jon M. Gregory (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

     10.8* Form of Salary Continuation Agreement (incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

     10.9 Credit Facility dated as of June 25, 1997 between Royal Bank of Canada and Rock of Ages Canada, Inc., Rock of Ages Quarries Inc. and Rock of Ages Canada Inc. (incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

     10.10 Financing Agreement dated December 17, 1997 by and between The CIT Group/Business Credit, Inc., Rock of Ages Corporation, Royalty Granite Corporation, Carolina Quarries, Inc., Pennsylvania Granite Corp., Childs & Childs Granite Company, Inc., Southern Mausoleums, Inc. and Rock of Ages Memorials LLC (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission on March 31, 1998)

     10.11 Exclusive Supply Agreement dated as of December 8, 1997 by and between Rock of Ages Corporation and Eurimex (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission on March 31, 1998)

     11. Statement re: computation of per share earnings (incorporated herein by reference to Note (1)(q) of the Company's consolidated financial statements (filed herewith))

     21.       Subsidiaries of the Company

     23.       Consent of KPMG LLP

     27.       Financial Data Schedule

-----------
*    This exhibit is a management contract or compensatory plan or arrangement.