Form 10-Q
period 2000-03-31
ROCK OF AGES CORP
filed 2000-05-12
CIK 84581

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2000
                               OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
     SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______________ to ______________

                 Commission file number: 0-29464

                    ROCK OF AGES CORPORATION
                    ------------------------
     (Exact name of Registrant as Specified in its Charter)

          Delaware                                    03-0153200
-------------------------------                       ----------
(State or other jurisdiction of                       (I.R.S.Employer
 incorporation or organization)                        Identification No.)

772 Graniteville Road, Graniteville, Vermont      05654
------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

                         (802) 476-3121
                         --------------
      (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---

As of April 30, 2000, 4,374,706 shares of Class A Common Stock, par value $0.01 per share, and 3,075,011 shares of Class B
Common Stock, par value $0.01 per share, of Rock of Ages
Corporation were outstanding.

                    ROCK OF AGES CORPORATION

                              INDEX
                              -----
               Form 10-Q for the Quarterly Period
                      Ended March 31, 2000



PART I    FINANCIAL INFORMATION                           PAGE NO.
------    ---------------------                           --------
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -               3
          March 31, 2000 and December 31, 1999

          Condensed Consolidated Statements of Operations -     4
          Three Months Ended March 31, 2000 and 1999

          Condensed Consolidated Statements of Cash Flows -     5
          Three Months Ended March 31, 2000 and 1999

          Notes to Condensed Consolidated Financial Statements  6

Item 2.   Management's Discussion and Analysis of Financial     10
          Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About        13
          Market Risk

PART II OTHER INFORMATION
------- -----------------
Item 6.   Exhibits and Reports on Form 8-K                      14

Signature                                                       15

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
                    ROCK OF AGES CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS
                        ($ in thousands)

                                              March 31,     December 31,
                                                2000           1999
                                             (Unaudited)
                                             ------------   ------------
  ASSETS
Current Assets:
Cash and cash equivalents                    $      3,793   $      4,877
Trade receivables, net                             13,026         14,128
Inventories                                        25,115         23,292
Prepaid & refundable income taxes                     864           -
Due from affiliate                                    129             95
Deferred tax assets                                   156            156
Other current assets                                2,797          2,251
                                             ------------    -----------
 Total current assets                              45,880         44,799

Property, plant and equipment, net                 44,584         44,779
Cash surrender value of life
insurance, net                                      1,489          1,525
Intangibles, net                                   37,091         37,923
Deferred tax assets                                   817            721
Other                                                 937            922
                                             ------------    -----------
 Total assets                                $    130,798    $   130,669
                                             ============    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under lines of credit             $     13,535    $    13,620
Current installments of long-term
debt                                                  498            616
Trade payables                                      2,414          1,992
Accrued expenses                                    2,764          2,405
Due to related parties                                -              844
Customer deposits                                  10,366          7,201
                                             ------------    -----------
 Total current liabilities                         29,577         26,678

Long-term debt, excluding current
installments                                       12,557         12,620
Deferred compensation                               3,483          3,658
Accrued pension                                       501            501
Accrued postretirement benefit costs                  635            635
Other                                                 354            196
                                             ------------    -----------
 Total liabilities                                 47,107         44,288

Commitments
Stockholders' equity:
 Preferred stock - $.01 par value;
     2,500,000 shares authorized
     No shares issued or outstanding
 Common Stock - Class A, $.01 par
value;
     30,000,000 shares authorized
     4,345,580 and 4,328,171
     shares issued and outstanding                     43             43
 Common Stock - Class B, $.01 par
value;
     15,000,000 shares authorized
     3,104,137 and 3,115,746                           31             31
    shares issued and outstanding
 Additional paid-in capital                        67,931         67,909
 Retained earnings                                 15,884         18,577
 Accumulated other comprehensive loss                (198)          (179)
                                             ------------    -----------
     Total stockholders' equity                    83,691         86,381
                                             ------------    -----------
     Total liabilities and
     stockholders' equity                    $    130,798    $   130,669
                                             ============    ===========

  **SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    ROCK OF AGES CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        ($ in thousands)

                                            Three Months Ended
                                                March 31,
                                        --------------------------
                                            2000         1999
                                        ------------  ------------

Net Revenues:
 Quarrying                              $     3,636   $      3,574
 Manufacturing                                5,486          9,920
 Retailing                                    5,111          4,024
                                        ------------  ------------
  Total net revenues                         14,233         17,518

Gross Profit:
 Quarrying                                      669            626
 Manufacturing                                1,097          1,560
 Retailing                                    2,757          2,104
                                        -----------   ------------
  Total gross profit                          4,523          4,290

Selling, general and administrative
expenses                                      7,593          6,386
                                         ------------  ------------
  Loss from operations                       (3,070)        (2,096)

Interest expense                                567            483
                                         ------------  ------------
  Loss before benefit for income taxes
  and cumulative effect of
  change in accounting principle             (3,637)        (2,579)

Income tax benefit                             (944)          (717)
                                        ------------  ------------
  Net loss before cumulative effect of
  change in accounting principle             (2,693)        (1,862)

  Cumulative effect in prior years of
  change in accounting principle                -             (150)
                                        ------------  ------------
  Net loss                              $    (2,693)  $     (2,012)
                                        ============  ============
Per share information:
  Net loss per share - basic
  Net loss before cumulative effect of
  change in accounting principle        $     (0.36)   $     (0.25)

  Cumulative effect in prior years of
  change in accounting principles               -            (0.02)
                                        ------------   -----------
  Net loss                              $     (0.36)   $     (0.27)
                                        ============   ===========
  Net loss per share - diluted
     Net loss before cumulative effect
     of change in accounting principle  $     (0.36)   $     (0.25)

     Cumulative effect in prior  years
     of change in accounting principle          -            (0.02)
                                        ------------   -----------
     Net loss                           $     (0.36)   $     (0.27)
                                        ============   ===========
Weighted average number of common
shares outstanding - basic                    7,446          7,553
Weighted average number of common
shares outstanding - diluted                  7,446          7,553


**SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    ROCK OF AGES CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        ($ in thousands)
                           (Unaudited)

                                           Three Months Ended
                                               March 31,
                                        -------------------------
                                            2000        1999
                                        -------------  ----------

Cash flows from operating activities:
 Net loss                               $      (2,693) $   (2,012)
 Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation, depletion and
  amortization                                    957       1,071
  Loss on sale of assets                           -           36
  Cash surrender value of life insurance           36          -
  Cumulative effect of change in
  accounting principles                            -         (150)
  Deferred taxes                                  (95)         (1)
 Changes in assets and liabilities:
  Decrease (increase) in trade receivables      1,102      (1,960)
  Increase in due from related parties            (33)         (4)
  Increase in inventories                      (1,833)       (475)
  Increase in other assets                       (561)     (1,204)
  Decrease in trade payables, accrued
  expenses and income taxes payable              (929)     (1,203)
  Increase in customer deposits                 3,165       2,573
  Increase (decrease)
  in deferred compensation                       (175)         48
  Increase in other liabilities                   159          -
                                        ------------- -----------
    Net cash used in operating
    activities                                   (901)     (3,281)

Cash flows from investing activities:
 Purchases of property, plant and
 equipment                                       (489)     (1,361)
 Increase in intangibles                         (192)       (105)
 Proceeds from sale of business unit              700          -
 Acquisitions, net of cash
 acquired (1)                                    -         (3,644)
                                        -------------  -----------
    Net cash provided by (used in)
    investing activities                           19      (5,110)

Cash flows from financing activities:
 Net borrowings under lines of credit             (84)      6,948
 Net stock option transactions                     22         691
 Principal payments on long-term debt            (182)       (441)
                                         ------------  -----------
   Net cash provided by (used in)
   financing activities                          (244)      7,198

Effect of exchange rate changes on
cash                                               42          113
                                         ------------  -----------
   Net decrease in cash and cash
   equivalents                                 (1,084)      (1,080)

Cash and cash equivalents, beginning
of period                                       4,877        4,701

Cash and cash equivalents, end of
period                                  $       3,793   $     3,621
                                        =============   ===========

**SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Acquisitions:
     Assets acquired                    $     -         $     4,608
     Liabilities assumed and issued           -                (411)
     Common stock issued                      -                (425)
                                        ------------    -----------

     Cash paid                                -               3,771
     Less cash acquired                       -                (127)
                                        ------------    -----------
       Net cash paid for acquisitions   $     -         $     3,644
                                        ============    ===========

                    ROCK OF AGES CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Form 10-K 405 (SEC File No. 000-29464, filed March 30, 2000).

(2)  Inventories
                                     ($ in thousands)
Inventories consist of the          March 31,   December 31,
following at March 31,                2000          1999
2000 and December 31, 1999:
                                  (Unaudited)
                                  ----------    ------------
Raw materials                    $        9,596 $      9,650
Work-in-process                           2,473        1,704
Finished goods and supplies              13,046       11,938
                                 -------------- ------------
                                 $       25,115 $     23,292
                                 ============== ============

(3)  Pro Forma Information

The following unaudited pro forma information has been prepared assuming that the acquisitions during 1999 (refer to specifics in the footnotes of Form 10-K 405 mentioned above) occurred at the beginning of the periods presented. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisitions had been made as of those dates.

                                ($ in thousands except
                                   per share data)
                                  (Unaudited)
                               Three Months Ended
                                   March 31,
                             ------------------------
                                2000        1999
                             -----------  -----------
Net revenues                 $    14,233  $    18,632
Net loss                     $    (2,693) $    (2,136)
Net loss per share - basic   $     (0.36) $     (0.28)
Net loss per share -
diluted                      $     (0.36) $     (0.28)





(4)  Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for net loss for the three months ended March 31, 2000 and 1999:

                              ($ in thousands except
                                 per share data)
                                   (Unaudited)
                                Three Months Ended
                                    March 31,
                            --------------------------
                                 2000        1999
Numerator:                  -----------  -------------
Loss available to common
shareholders used in basic
and diluted earnings per
share                       $   (2,693)  $      (2,012)
                            ===========  =============
Denominator:
  Denominator for basic
  earnings per share:
  Weighted average
  shares                         7,446           7,553
  Effect of dilutive
  securities:
     Stock options                 -               -
Denominator for diluted
earnings per  share:
                            -----------  -------------
      Adjusted weighted
      average shares        $    7,446   $       7,553
                            ===========  =============
Basic earnings per share    $    (0.36)  $       (0.27)
Diluted earnings per share  $    (0.36)  $       (0.27)

Options to purchase 35,000 shares of Class A common stock ranging from $12.375 to $13.688 per share were outstanding in 2000, but were not included in the computation of diluted EPS because the effect would be anti-dilutive.

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

The following is the unaudited segment information for the three months ended March 31, 2000 and 1999 (in thousands):
        2000            Quarrying   Manufacturing  Retailing     Total
                       -----------  ------------- -----------  -----------

Total net revenues     $     4,345  $       7,179 $     5,111  $    16,635
Inter-segment net
revenues                      (709)        (1,693)        -         (2,402)
                       -----------  ------------- -----------  -----------
Net revenues                 3,636          5,486       5,111       14,233


Total gross profit             799          1,080       2,757        4,636
Inter-segment gross
profit                        (130)            17         -           (113)
                       -----------  ------------- -----------  -----------
Gross profit                   669          1,097       2,757        4,523

Selling, general and
administrative
expenses                       823          1,492       5,278        7,593
                       -----------  -------------  ----------  -----------

Loss from operations   $      (154) $        (395) $   (2,521) $    (3,070)
                       ===========  ==============  =========== ===========


        1999            Quarrying   Manufacturing  Retailing     Total
                       -----------  ------------- -----------  ----------

Total net revenues     $     4,983  $      11,264 $     4,024  $   20,271
Inter-segment net
revenues                     1,409          1,344         -         2,753
                       -----------  ------------- -----------  ----------
Net revenues                 3,574          9,920       4,024      17,518

Total gross profit             824          1,362       2,104       4,290
Inter-segment gross
profit                         198           (198)        -          -
                       -----------  ------------- -----------  ----------

Gross profit                   626          1,560       2,104       4,290

Selling, general and
administrative expenses      1,174          1,640       3,572       6,358
                       -----------  ------------- -----------  ----------
Loss from operations   $      (548) $         (80)$    (1,468) $   (2,096)
                       ===========  ============= ===========  ==========

Net revenues by geographic area is as follows:

                              ($ in thousands)
                                (Unaudited)
                             Three Months Ended
                                 March 31,
                          ------------------------
Net revenues (1):             2000        1999
                          ------------ -----------
United States             $     12,714 $    15,759
Canada                           1,519       1,759
                          ------------ -----------
Total net revenues        $     14,233 $    17,518
                          ============ ===========

(1) Net revenues are attributed to countries based on where product is produced.

Long-lived assets by geographic area is as follows:
                              March 31,    December 31,
                                2000          1999
Long-lived assets:           (Unaudited)
                             -----------   ------------
United States                $    42,721   $     42,798
Canada                             1,858          1,976
Japan                                  5              5
                             -----------   ------------
                             $    44,584   $     44,779
                             ===========   ============


(6)  Comprehensive Income
Comprehensive loss is as follows:



                             ($ in thousands)
                                (Unaudited)
                             Three Months Ended
                                  March 31,
                          ---------------------------
                              2000        1999
                          -------------  -------------
Net Loss                  $     (2,693) $      (2,012)
Cumulative translation
adjustment                         (18)          (113)
                          ------------   -------------
    Comprehensive loss    $     (2,711)   $     (1,899)
                          ============    =============

Item 2: Management's Discussion and Analysis of Financial
Condition and Results of Operations

General

This Form 10-Q contains certain "forward-looking" statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including but not limited to those that discuss strategies, goals, outlook or other non-historical matters, or projected or anticipated revenues, income, returns or other financial measures. These forward-looking statements are subject to numerous risks and uncertainties that may cause actual results to differ materially from those contained in or indicated by such statements, including but not limited to the ability of the Company to continue to identify suitable acquisition candidates, to consummate additional retail acquisitions on acceptable terms and to successfully integrate the operations of such acquired entities, demand for the Company's products, as well as general economic, competitive, key employee and other factors described in the Company's Annual Report on Form 10-K or other filings with the Securities and Exchange Commission. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

In June 1997, the Company acquired the successor to Keystone Memorials, Inc. ("Keystone") and in October 1997, acquired Childs & Childs Granite Company Inc. ("C&C"), granite memorial manufacturers in Elberton, Georgia. In connection with the Keystone and C&C acquisitions, the Company acquired Southern Mausoleums, Inc. ("SMI" and, together with C&C and Keystone, the "Elberton Manufacturing Operations"). Also in connection with the Keystone and C&C acquisitions, the Company acquired three granite quarrying companies operating quarries located in Georgia, Pennsylvania, North Carolina, South Carolina and Oklahoma (the "Quarry Companies"). In November 1998, the Company acquired another quarry company in North Carolina which produces a white granite that will be a companion stone for the Company's Bethel White Quarry ("Gardenia" and, together with the Quarry Companies, the "Acquired Quarry Operations"). In October 1997, the Company acquired the Keith Monument Company and related companies which are engaged in the retailing of granite memorials to consumers in the State of Kentucky ("Keith"). In 1998, the Company made acquisitions of thirteen additional retail monument companies (the "1998 Retail Acquisitions"), thereby expanding its retail presence to locations in Georgia, Iowa, Illinois, Minnesota, Nebraska, Ohio, South Dakota, Wisconsin, Pennsylvania and New Jersey. In 1999, the Company acquired an additional thirteen monument retailers (the "1999 Retail Acquisitions"), thereby bringing its total owned retail distribution base to 97 outlets in fifteen states. During the three months ended March 31, 2000, the Company made no further acquisitions of monument retailers.

In May 1999, the Company sold certain Keystone assets back to the original owners from whom it had purchased them in June 1997
(the "Keystone Sale). In exchange for these assets, the Company received 263,441 shares of its Class B stock held by the Keystone owners.
These shares were then retired.

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
                                            Three Months Ended
                                                March 31,

                                            2000         1999
                                          ----------  ---------
Statement of Operations Data:
Net Revenues:
     Quarrying                                 25.6%      20.4%
     Manufacturing                             38.5%      56.6%
     Retailing                                 35.9%      23.0%
                                          ----------   --------
          Total net revenues                  100.0%     100.0%

Gross Profit:
     Quarrying                                 18.4%      17.5%
     Manufacturing                             20.0%      15.7%
     Retailing                                 53.9%      52.3%
                                           ---------   --------
          Total gross profit                   31.8%      24.5%

Selling, general & administrative
expenses                                       53.4%      36.5%
Loss from operations                          (21.6%)    (12.0%)
Interest expense                                4.0%       2.8%
Loss before income tax benefit and
  cumulative change in
  accounting principle                        (25.5%)    (14.7%)
Income tax benefit                              6.6%       4.1%
Loss before cumulative effect of
change in accounting principle                 (18.9%)   (10.6%)
Cumulative effect in prior years of
change in accounting principle                   -         0.9%
Net Loss                                       (18.9%)   (11.5%)

Three Months Ended March 31, 2000 Compared to Three Months Ended
March 31, 1999

Revenues for the three months ended March 31,2000 decreased $3.3 million, or 18.8%, to $14.2 million from $17.5 million for the three months ended March 31, 1999. This decrease was primarily attributable to lower manufacturing revenues as a result of (i) the Keystone sale; (ii) increased shipments from our manufacturing plants to our owned retail partners and (iii) lower revenues from press roll operations. These decreases were partially offset by increased retailing revenues caused both by increased aggregate revenues from retailers owned during both periods and by revenues from the 1999 Retail Acquisitions not owned during all of the 1999 period. The Company's retailing net revenues increased to 35.9% of total net revenues in the 2000 period from 23.0% in the 1999 period as a result of these acquisitions and the Keystone Sale.

Gross profit for the three months ended March 31, 2000 increased $233,000 or 5.4%, to $4.5 million from $4.3 million for the three months ended March 31, 1999. This increase was attributable to the absolute and relative increases in retailing net revenues during the 2000 period as described above. The Company's retailing operations historically have experienced a higher gross profit percentage than either quarrying or manufacturing. The increase in gross profit dollars from retail was partially offset by a decrease in manufacturing gross profit dollars as a result of the manufacturing revenue decline described above. The Company's overall gross profit percentage increased to 31.8% for the 2000 period from 24.5% for the 1999 period. These increases were attributable to improved profitability at the Company's manufacturing operations and to the relative increase in retailing as a percentage of the Company's revenues.

Quarrying gross profit increased $43,000, or 6.8%, to $669,000 for the 2000 period from $626,000 for the 1999 period. The quarrying gross profit percentage increased to 18.4% from 17.5% for the 1999 period. These increases were primarily attributable to improved profitability at the Company's Stanstead and Pennsylvania quarries.

Manufacturing gross profit decreased $463,000, or 29.7%, to $1.1 million for the 2000 period from $1.6 million for the 1999 period. This decrease was attributable to the decline in manufacturing revenues described above and to decreased profitability at SMI. The manufacturing gross profit percentage increased to 20.0% from 15.7% for the 1999 period. This increase was primarily attributable to improved profitability at the Company's Barre monumental operations, which was partially offset by a decline in profitability at SMI and in press rolls.

Retailing gross profit increased $653,000, or 31.0%, to $2.8 million for the 2000 period from $2.1 million for the 1999 period. This increase was primarily attributable to the increase in retail revenues described above. The retailing gross profit percentage increased to 53.9% from 52.3% for the 1999 period. This increase was primarily due to increased profitability at Keith relative to the 1999 period.

Selling, general and administrative expenses ("SGA expenses") increased $1.2 million, or 18.9%, to $7.6 million from $6.4 million for the 1999 period. As a percentage of net revenues, SGA expenses increased to 53.4% for the 2000 period from 36.5% for the 1999 period. These increases were primarily attributable to SGA expenses of the 1999 Retail Acquisitions which the Company did not own during all of the 1999 period.

Interest expense increased $84,000, or 17.4%, to $567,000 from $483,000 for the 1999 period. This increase was caused by increased borrowings under the Company's credit facilities to support its retail acquisition strategy.

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

For the three months ended March 31, 2000, net cash used in operating activities was $901,000. This was primarily caused by the net loss and an increase in inventories which were partially offset by a decrease in receivables and an increase in customer deposits. Net cash provided by investing activities was $19,000. This was mostly due to capital expenditures, which were offset by cash realized from the sale a of a burial vault business. Net cash used in financing activities was $244,000 primarily due to scheduled debt repayments.

The Company has credit facilities pursuant to a financing agreement with the CIT Group/Business Credit ("CIT"). The agreement provides for an acquisition term loan line of credit of $25 million and a revolving credit facility of another $25 million. As of March 31, 2000 the revolving credit facility had $13.5 million outstanding and the term loan facility had $12 million outstanding. Given the covenants contained in that agreement, the Company's effective incremental credit availability as of that date was approximately $12 million. The interest rate on the revolving facility and term loan as of such date was 8.25% based on a formula of prime less .50%. As of March 31, 2000, the Company also had $2.4 million available under a demand revolving line of credit with the Royal Bank of Canada. The interest rate on this facility as of such date was 7.5% based on a formula of Canadian prime plus .75%. The Company is in the process of negotiating a revised and expanded credit facility with a group of lenders. The Company's primary need for capital will be to finance acquisitions of monument retailers as part of its growth strategy and to maintain and improve its existing manufacturing, quarrying and retailing facilities. The Company has $3.0 million budgeted for capital expenditures in 2000. The
Company believes that the combination of cash flow from operations, its existing credit facilities, and cash on hand will be sufficient to fund its operations for at least the next twelve months.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Number         Exhibits
     ------         --------
     3.1            Amended and Restated Certificate of Incorporation of the
                    Registrant incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (File No.
                    333-33685) filed with the Securities and Exchange
                    Commission on August 15, 1997 and declared effective on October 20, 1997.

     3.2 Amended and Restated By-Laws of the Registrant (as amended through April 6, 1999) incorporated by reference to Exhibit
                    3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.


     27             Financial Data Schedule

(b)  Reports Submitted on Form 8-K:

     The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              ROCK OF AGES CORPORATION


Dated: May 12, 2000                 By:/s/ John L. Forney
                                       ------------------
                                       John L. Forney
                                       Vice President,
                                       Chief Financial Officer
                                       and Treasurer