Form 10-Q
period 2000-06-30
ROCK OF AGES CORP
filed 2000-08-11
CIK 84581

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2000

                               OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______________ to ______________

                 Commission file number: 0-29464

                    ROCK OF AGES CORPORATION
                    ------------------------
     (Exact name of Registrant as Specified in its Charter)

           Delaware                         03-015320
           --------                         ----------
(State or other jurisdiction of        (I. R. S.  Employer
incorporation or organization)        Identification Number)



772 Graniteville Road, Graniteville, Vermont    05654
----------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

                         (802) 476-3121
                         --------------
      (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ----     ----

As of   June 30, 2000, 4,375,956 shares of Class A Common Stock,
par value $0.01 per share, and 3,075,011 shares of Class B
Common Stock, par value $0.01 per share, of Rock of Ages
Corporation were outstanding.

                    ROCK OF AGES CORPORATION

                              INDEX

               Form 10-Q for the Quarterly Period
                       Ended June 30, 2000



PART I FINANCIAL INFORMATION                            PAGE NO.
----------------------------                            --------
Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets -          3
           June 30, 2000 and December 31, 1999

           Condensed Consolidated Statements of             4
           Operations -
           Three Months Ended and Six Months Ended
           June 30, 2000 and 1999

           Condensed Consolidated Statements of Cash        5
           Flows -
           Three Months Ended and Six Months Ended
           June 30, 2000 and 1999

           Notes to Condensed Consolidated Financial        6
           Statements

Item 2.  Management's Discussion and Analysis of            11
         Financial Condition of Operations

Item 3.  Quantitative and Qualitative Disclosures           15
         About Market Risk

PART II OTHER INFORMATION
-------------------------
Item 4. Submission of Matters to a Vote of Security         15
        Holders

Item 5.  Exhibits and Reports on Form 8-K                   16

Signature                                                   17

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
                    ROCK OF AGES CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS
                        ($ in thousands)

                                         June 30,          December 31,
                                           2000               1999
                                        (Unaudited)
                                        -----------        ------------
     ASSETS
Current Assets:
Cash and cash equivalents               $     3,821        $      4,877
Trade receivables, net                       13,828              14,128
Inventories                                  24,519              23,292
Prepaid & refundable income taxes                31                 -
Due from affiliate                              182                  95
Deferred tax assets                             156                 156
Other current assets                          3,084               2,251
                                        -----------        ------------
 Total current assets                        45,621              44,799

Property, plant and equipment, net           44,488              44,779
Cash surrender value of life                  1,531               1,525
insurance, net
Intangibles, net                             36,937              37,923
Deferred tax assets                             721                 721
Due from affiliates                             268                 -
Other                                           796                 922
                                        -----------        ------------
 Total assets                           $   130,362        $    130,669
                                        ===========        ============

     LIABILITIES AND STOCKHOLDERS'
     EQUITY
Current liabilities:
Borrowings under lines of credit        $    10,282        $     13,620
Current installments of long-term
debt                                            491                 616
Trade payables                                1,736               1,992
Accrued expenses                              4,546               2,405
Income taxes payable                            -                   844
Customer deposits                             9,026               7,201
                                        -----------        ------------
 Total current liabilities                   26,081              26,678

Long-term debt, excluding current
installments                                 12,490              12,620
Deferred compensation                         3,531               3,658
Accrued pension                                 501                 501
Accrued postretirement benefit costs            635                 635
Other                                           340                 196
                                        -----------        ------------
 Total liabilities                           43,578              44,288

Commitments
Stockholders' equity:
 Preferred stock - $.01 par value;
     2,500,000 shares authorized
     No shares issued or outstanding
 Common Stock - Class A, $.01 par
 value;
     30,000,000 shares authorized
     4,375,956 and 4,328,171 shares
     issued and outstanding                      44                  43
 Common Stock - Class B, $.01 par
 value;
     15,000,000 shares authorized
     3,075,011 and 3,115,746 shares
     issued and outstanding                      31                  31
 Additional paid-in capital                  67,936              67,909
 Retained earnings                           19,096              18,577
 Accumulated other comprehensive loss          (323)               (179)
                                        -----------        ------------
     Total stockholders' equity              86,784              86,381
                                        -----------        ------------
     Total liabilities and
     stockholders' equity               $   130,362        $    130,669
                                        ===========        ============

**SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                    ROCK OF AGES CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        ($ in thousands)
                      Three Months Ended           Six Months Ended
                           June 30,                    June 30,
                      ------------------           -----------------
                        2000      1999               2000     1999
                      --------  --------           -------- --------
Net Revenues:
 Quarrying            $  6,716  $  5,520           $ 10,353 $  9,094
 Manufacturing           7,359    11,508             12,845   21,427
 Retailing              14,738    11,958             19,849   15,982
                      --------  --------           -------- --------
  Total net
  revenues              28,813    28,986             43,047   46,503

Gross Profit:
 Quarrying               3,208     2,386              3,877    3,013
 Manufacturing           2,250     2,922              3,347    4,482
 Retailing               8,391     6,334             11,149    8,438
                      --------  --------           --------  -------
  Total gross profit    13,849    11,642             18,373   15,933

Selling, general
and administrative
expenses                 8,992     8,195             16,585   14,581
                      --------  --------           --------  -------
  Income from
  operations             4,857     3,447              1,788    1,352

Loss on sale of Keystone
assets                     -         723                -        723

Interest expense           544       506              1,111      989
                      --------  --------           --------  -------
Income (loss)
before benefit for
income taxes
and cumulative
effect of change
in accounting
principle                4,313     2,218                677     (360)

Income tax expense       1,102       882                158      166
                      --------  --------           --------  -------
Net income
(loss) before
cumulative
effect of change
in accounting
principle             $  3,211  $  1,336           $    519  $  (526)

Cumulative
effect in prior
years of    change
in accounting
principle (net of
taxes of $48)             -          -                   -      (150)
                      --------  --------           --------  -------
Net income (loss)     $  3,211  $  1,336           $    519  $  (676)
                      ========  ========           ========  =======
Per share
information:
  Net income (loss)
  per share - basic:
  Net income (loss) before
  cumulative effect
  of change in
  accounting
  principle           $   0.43  $   0.18           $   0.07   $ (0.07)

Cumulative
effect in prior
years of
change in
accounting
principle                  -          -                 -       (0.02)
                      --------  --------           --------   -------
Net income
(loss) per share      $   0.43  $   0.18           $   0.07   $ (0.09)

  Net income (loss) per
  share - diluted:
  Net income (loss)
  before cumulative
  effect of change
  in accounting
  principle           $    0.42 $    0.17          $   0.07   $ (0.07)


Cumulative
effect in prior
years of
change in
accounting
principle                  -         -                 -      (0.02)
                      --------- ---------          -------- -------
     Net income
    (loss)            $    0.42 $    0.17          $   0.07 $ (0.09)


Weighted average
number of common
shares outstanding
- basic                   7,451     7,604             7,449   7,579
Weighted average
number of common
shares outstanding
- diluted                 7,575     7,940             7,574   7,579


**SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    ROCK OF AGES CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        ($ in thousands)
                           (Unaudited)


                                             Six Months Ended
                                                June 30,
                                           ------------------
                                             2000      1999
                                           --------- --------


Cash flows from operating activities:
 Net income (loss)                        $     519 $   (676)
 Adjustments to reconcile net income
(loss) to net cash provided by operating
 activities:
  Depreciation, depletion and
  amortization                                 2,196    2,324
  Loss on sale of assets                          32      752
  Cash surrender value of life
  insurance                                       (6)     -
  Cumulative effect of change in
  accounting principles                          -       (150)
  Deferred taxes                                 -          1
 Changes in assets and liabilities:
  Decrease (increase) in trade
  receivables                                    299   (2,722)
  Increase in due from related parties          (355)     (53)
  (Increase) decrease in inventories          (1,206)     665
  Increase in other assets                      (705)    (656)
  Increase in trade payables, accrued
  expenses and income taxes payable            1,011      157
  Increase in customer deposits                1,824    1,667
  Increase (decrease) in deferred
  compensation                                  (127)      96
  Increase in other liabilities                  144      -
                                           ---------  -------
  Net cash provided by operating
  activities                                   3,626    1,405

Cash flows from investing activities:
 Purchases of property, plant and
 equipment                                    (1,161)  (2,501)
 Increase in intangibles                        (441)    (235)
 Cash included in sale of subsidiary            -        (250)
 Proceeds from sale of property,
 plant and equipment                             700      -
 Acquisitions, net of cash acquired (1)         (167)  (5,991)
                                           ---------  -------
  Net cash used in investing
  activities                                  (1,069)  (8,977)

Cash flows from financing activities:
 Net borrowings under lines of credit         (3,338)   7,728
 Net stock option transactions                    26      700
 Increase in debt issuance costs                 -        (75)
 Principal payments on long-term debt           (255)    (449)
                                           ---------  -------
  Net cash provided by (used in)
  financing activities                        (3,567)   7,904

Effect of exchange rate changes on
cash                                             (46)     183
                                           ---------  -------
  Net increase (decrease) in cash and
  cash equivalents                            (1,056)     515

Cash and cash equivalents, beginning
of period                                      4,877    4,701

Cash and cash equivalents, end of
period                                     $   3,821  $ 5,216
                                           =========  =======

Supplemental cash flow information:
    Cash paid during the year for:
             Interest                      $   1,119  $   991
             Income Taxes                  $     886  $   220


**SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS


(1)  Acquisitions:
     Assets acquired                       $     167  $ 7,887
     Liabilities assumed and issued               -      (937)
     Common stock issued                          -      (640)
                                           ---------  -------
     Cash paid                                   167    6,310
     Less cash acquired                           -      (319)
                                           ---------  -------
     Net cash paid for acquisitions        $     167  $ 5,991
                                           =========  =======

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

(2)  Inventories
                                     ($ in thousands)
Inventories consist of the         June 30,      December 31,
following at June 30,                2000            1999
2000 and December 31, 1999:       (Unaudited)
                                  ------------   ------------

Raw materials                     $     10,483   $      9,650
Work-in-process                          2,232          1,704
Finished goods and supplies             11,804         11,938
                                  ------------   ------------
                                  $     24,519   $     23,292
                                  ============   ============

(3)  Pro Forma Information

During the six months ended June 30, 2000, the Company acquired one retail monument company. The Company paid a total of $166,500 in cash.

The acquisition has been accounted for under the purchase method. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective fair market values, with no resulting goodwill.

The following unaudited pro forma information has been prepared assuming that the acquisitions (refer to specifics in the footnotes of Form 10-K 405 mentioned above) during 2000 and 1999 occurred at the beginning of the periods presented. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisitions had been made as of those dates.

                                     ($ in thousands except
                                        per share data)
                                         (Unaudited)
                                      Six Months Ended
                                          June 30,
                                      ----------------
                                       2000      1999
                                      -------- -------
Net revenues                           $43,098  $47,722
Net income (loss)                      $   520  $  (854)
Net income (loss) per share - basic    $  0.07  $ (0.11)
Net income (loss) per share - diluted  $  0.07  $ (0.11)

(4)  Earnings Per Share

The following is a reconciliation of the numerators and
denominators of the basic and diluted earnings per share (EPS)
computations for net income (loss) for the three and six month periods ended June 30, 2000 and 1999:
                            (in thousands except per share data)
                             Three Months Ended       Six Months Ended
                                  June 30,               June 30,
                             2000         1999       2000        1999
                          ----------    --------   --------    --------
Numerator:
Income (loss)
available to common
shareholders
used in basic and
diluted earnings per
share                     $    3,211    $  1,336   $    519    $   (676)
                          ==========    ========   ========    ========
Denominator:
Denominator for
basic earnings per
share:
Weighted
average shares                 7,451       7,604      7,449       7,579
Effect of dilutive
securities:
Stock options                    124         336        125         -
                          ----------     -------    -------    --------
Denominator for
diluted earnings per
share:
Adjusted
weighted average shares        7,575       7,940      7,574       7,579
                          ==========    ========   ========    ========
Basic earnings per
share                     $     0.43    $   0.18   $   0.07    $  (0.09)

Diluted earnings per
share                     $     0.42    $   0.17   $   0.07    $  (0.09)

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

The following is the unaudited segment information for the three and six month periods ended June 30, 2000 and 1999 (in thousands):
Six month period:

        2000            Quarrying  Manufacturing   Retailing     Total
                        ---------  -------------   ---------    --------

Total net revenues      $  12,206  $      16,918   $  19,849    $ 48,973
Inter-segment net
revenues                    1,853          4,073        -          5,926
                        ---------  -------------   ---------    --------

Net revenues               10,353         12,845      19,849      43,047

Total gross profit          4,571          3,071      10,731      18,373
Inter-segment gross
profit                        694           (276)       (418)        -
                        ---------  -------------   ---------     -------
Gross profit                3,877          3,347      11,149      18,373

Selling, general and
administrative
expenses                    2,085          3,302      11,198      16,585
                        ---------  -------------    --------     -------
Income (loss) from
operations                  1,792             45         (49)      1,788
                        =========  =============    ========     =======

        1999            Quarrying  Manufacturing    Retailing      Total
                        ---------  -------------    ---------    --------

Total net revenues      $  12,500  $      24,711    $  15,982    $ 53,193
Inter-segment net
revenues                    3,406          3,284          -         6,690
                        ---------  -------------    ---------    --------
Net revenues                9,094         21,427       15,982      46,503

Total gross profit          4,108          3,482        8,343      15,933
Inter-segment gross
profit                      1,095         (1,000)         (95)        -
                        ---------  -------------    ---------     -------
Gross profit                3,013          4,482        8,438      15,933

Selling, general and
administrative
expenses                    2,590          3,333        8,658      14,581
                        ---------  -------------    ---------     -------
Income (loss) from
operations              $     423  $       1,149    $    (220)    $ 1,352
                        =========  =============    =========     =======

                             8

Three month period:
        2000           Quarrying  Manufacturing   Retailing     Total
                       ---------  -------------   ----------  ----------

Total net revenues     $   7,861  $       9,740   $   14,738  $   32,339
Inter-segment net
revenues                   1,145          2,381          -         3,526
                       ---------  -------------   ----------  ----------
Net revenues               6,716          7,359       14,738      28,813

Total gross profit         3,772          1,991        8,086      13,849
Inter-segment gross
profit                       564           (259)        (305)        -
                       ---------  -------------   ----------   ---------
Gross profit               3,208          2,250        8,391      13,849

Selling, general and
administrative
expenses                   1,262          1,810        5,920       8,992
                       ---------  -------------   ----------   ---------
Income (loss)
from operations            1,946            440        2,471       4,857
                       =========  =============   ==========   =========

        1999           Quarrying  Manufacturing   Retailing      Total
                       ---------  -------------   ----------   ---------
Total net revenues     $   7,517  $      13,447   $   11,958   $  32,922
Inter-segment net
revenues                   1,997          1,939          -         3,936
                       ---------  -------------   ----------   ---------
Net revenues               5,520         11,508       11,958      28,986

Total gross profit         3,284          2,120        6,238      11,642
Inter-segment gross
profit                       898           (802)         (96)        -
                       ---------  -------------   ----------   ---------
Gross profit               2,386          2,922        6,334      11,642

Selling, general and
administrative
expenses                   1,416          1,693        5,086       8,195
                       ---------  -------------   ----------   ---------
Income from
operations                   970          1,229        1,248       3,447
                       =========  =============   ==========   =========

Net revenues by geographic area is as follows:
                        ($ in thousands)      ($ in thousands)
                      Three Months Ended     Six Months Ended
                           June 30,              June 30,
                      ------------------     -----------------
Net revenues (1):     2000       1999        2000       1999
                      ------------------     -----------------
United States         $ 26,354  $ 25,828     $ 39,068 $ 41,587
Canada                   2,459     3,158        3,979    4,916
                      --------  --------     -------- --------
Total net revenues    $ 28,813  $ 28,986     $ 43,047 $ 46,503
                      ========  ========     ======== ========

(1) Net revenues are attributed to countries based on where product is produced.

Long-lived assets by geographic area is as follows:
                              ($ in thousands)
                            June 30,      December 31,
                              2000          1999
Long-lived assets:         (Unaudited)
                           -----------------------------
United States              $  42,591      $  42,798
Canada                         1,765          1,976
Japan                            132              5
                           ---------      ---------
                           $  44,488      $  44,779
                           =========      =========

(6)  Significant Event

On March 31, 2000, the Company sold the burial vault business of Rock of Ages Memorials, Inc. for $700,000. Sales for the three month periods ending March 31, 2000 and 1999 amounted to $270,628 and $297,015, respectively.

(7) Comprehensive Income
Comprehensive income (loss) is as follows:

                       ($ in thousands)       ($ in thousands)
                      Three Months Ended      Six Months Ended
                           June 30,               June 30,
                      -----------------------------------------
                       2000       1999        2000        1999
                      -----------------------------------------
Net income (loss)     $  3,211   $ 1,336    $  519      $  (676)
Cumulative
translation
adjustment                  54      119      (144)         232
                      --------   -------    ------      -------
Comprehensive
income (loss)         $  3,265   $ 1,455    $  375      $  (444)
                      ========   =======    =======     =======

                             10

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

In June 1997, the Company acquired the successor to Keystone Memorials, Inc. ("Keystone") and in October 1997, acquired Childs & Childs Granite Company Inc. ("C&C"), granite memorial manufacturers in Elberton, Georgia. In connection with the Keystone and C&C acquisitions, the Company acquired Southern Mausoleums, Inc. ("SMI" and, together with C&C and Keystone, the "Elberton Manufacturing Operations"). Also in connection with the Keystone and C&C acquisitions, the Company acquired three granite quarrying companies operating quarries located in Georgia, Pennsylvania, North Carolina, South Carolina and Oklahoma (the "Quarry Companies"). In November 1998, the Company acquired another quarry company in North Carolina which produces a white granite ("Gardenia" and, together with the Quarry Companies, the "Acquired Quarry Operations"). In October 1997, the Company acquired the Keith Monument Company and related companies which are engaged in the retailing of granite memorials to consumers in the State of Kentucky ("Keith"). In 1998, the Company made acquisitions of thirteen additional retail monument companies (the "1998 Retail Acquisitions"), thereby expanding its retail presence to locations in Georgia, Iowa, Illinois, Minnesota, Nebraska, Ohio, South Dakota, Wisconsin, Pennsylvania and New Jersey. In 1999, the Company acquired an additional thirteen monument retailers (the "1999 Retail Acquisitions"), thereby bringing its total owned retail distribution base to 97 outlets in fifteen states. During the six months ended June 30, 2000, the Company acquired one additional monument retailer.

In May 1999, the Company sold certain Keystone assets back to the original owners from whom it had purchased them in June 1997 (the "Keystone Sale"). In exchange for these assets, the Company received 263,441 shares of its Class B stock held by the Keystone owners. These shares were then retired. In connection with this transaction, the company recognized a loss on disposal of assets of approximately $723,000, or $.09 per diluted share, in the three months and six months ended June 30, 1999. This nonrecurring charge had no impact on the Company's tax liability or cash position.

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
                               Three Months Ended    Six Months Ended
                                    June 30,             June 30,
                               ---------------------------------------
                                2000      1999      2000     1999
                               ---------------------------------------
Statement of Operations
Data:
Net Revenues:
     Quarrying                   23.3%     19.0%     24.1%     19.6%
     Manufacturing               25.5%     39.7%     29.8%     46.1%
     Retailing                   51.1%     41.3%     46.2%     34.3%
                               --------  --------  --------  --------
     Total net revenues         100.0%    100.0%    100.0%    100.0%

Gross Profit:
     Quarrying                   47.8%     43.2%     37.4%     33.1%
     Manufacturing               30.6%     25.4%     26.1%     20.9%
     Retailing                   56.9%     53.0%     56.2%     52.8%
                               --------- --------  ---------  --------
     Total gross profit          48.1%     40.2%     42.7%     34.3%

Selling, general &
administrative expenses          31.2%     28.3%     38.5%     31.4%
Income from operations           16.9%     11.9%      4.2%      2.9%
Interest expense                  1.9%      1.7%      2.6%      2.1%
Loss on disposal of
assets                             -        2.5%       -        1.6%
Income (loss) before
income taxes and
cumulative effect of
change in accounting
principle                        15.0%      7.6%      1.6%     (0.8%)
Income taxes                      3.8%      3.0%      0.4%      0.4%
Income (loss) before
cumulative effect of
change in accounting
principle                        11.1%      4.6%      1.2%      (1.1%)
Cumulative effect in
prior years of change in
accounting principle               -         -         -        (0.3%)                                )
Net Income (loss)                11.1%      4.6%      1.2%      (1.5%)
                               =========  ========   =======   =======

Three Months Ended June 30, 2000 Compared to Three Months Ended
June 30, 1999

Revenues for the three months ended June 30, 2000 decreased $172,000, or .6%, to $28.8 million from $29.0 million for the three months ended June 30, 1999. This decrease was primarily attributable to a decline in manufacturing revenues which was offset by increases in quarrying and retailing revenues. The Company's retailing net revenues increased to 51.1% of total net revenues in the 2000 period from 41.3% in the 1999 period as a result of the Company's retail acquisitions.

Gross profit for the three months ended June 30, 2000 increased $2.2 million or 19.0% , to $13.8 million from $11.6 million for the three months ended June 30, 1999. The gross profit percentage increased to 48.1% for the 2000 period from 40.2% for the 1999 period. This increase was attributable to the absolute and relative increases in retailing net revenues during the 2000 period as described above, and to improved performance in all three of the Company's segments relative to the 1999 period.

Quarrying gross profit increased $823,000, or 34.5%, to $3.2 million for the 2000 period from $2.4 million for the 1999 period. The quarrying gross profit percentage increased to 47.8% from 43.2% for the 1999 period. These increases were primarily attributable to improved profitability at most of the Company's quarries.

Manufacturing gross profit decreased $671,000, or 23.0%, to $2.3 million for the 2000 period from $2.9 million for the 1999 period. The manufacturing gross profit percentage increased to 30.6% from 25.4% for the 1999 period. The decrease in gross profit dollars was caused by a decline in outside shipments by the manufacturing division which was offset by improved profitability on those shipments, especially at the Company's Barre monumental operations.

Retailing gross profit increased $2.1 million, or 32.4%, to $8.4 million for the 2000 period from $6.3 million for the 1999 period. This increase was attributable to improved profitability at the 1998 Retail Acquisitions and to profit contributions from the 1999 Retail Acquisitions, most of which the Company did not own during the 1999 period. The retailing gross profit percentage increased to 56.9% from 53.0% for the 1999 period. This increase was mainly caused by improved profitability at the 1998 Retail Acquisitions.

Selling, general and administrative expenses ("SGA expenses") increased $797,000, or 9.7%, to $9.0 million from $8.2 million for the 1999 period. As a percentage of net revenues, SGA expenses increased to 31.2% for the 2000 period from 28.3% for the 1999 period. These increases were primarily attributable to SGA expenses of the 1999 Retail Acquisitions which the Company did not own during all of the 1999 period.

Interest expense increased $38,000, or 7.5%, to $544,000 from $506,00 for the 1999 period. This increase was caused by increased borrowings under the Company's credit facilities to support its retail acquisition strategy.

The Company's effective tax rate decreased to 25.6% due to the nontaxable sale of Keystone assets.

Six Months Ended June 30, 2000 Compared to Three Months Ended
June 30, 1999

Revenues for the six months ended June 30, 2000 decreased $3.5 million, or 7.4%, to $43.0 million from $46.5 million for the six months ended June 30, 1999. This decrease was caused by an $8.6 million decline in reported manufacturing revenues which was partially offset by increases in both quarrying and retailing revenues. The Company's retailing net revenues increased to 46.2% of total net revenues in the 2000 period from 34.4% in the 1999 period.

Gross profit for the six months ended June 30, 2000 increased $2.4 million or 15.3% , to $18.4 million from $15.9 million for the six months ended June 30, 1999. The gross profit percentage increased to 42.7% for the 2000 period from 34.3% for the 1999 period. This increase was caused by improved profitability in all three of the Company's segments, and to the relative increase in retailing revenues (which historically have a higher gross margin percentage than the Company's other two segments) described above.

Quarrying gross profit increased $864,000, or 28.7%, to $3.9 million for the 2000 period from $3.0 million for the 1999 period. The quarrying gross profit percentage increased to 37.4% from 33.1% for the 1999 period. These increases were caused by improved results at most of the Company's quarries and lower shipments to the Company's manufacturing division.

Manufacturing gross profit decreased $1.1 million, or 25.3%, to $3.3 million for the 2000 period from $4.5 million for the 1999 period. The manufacturing gross profit percentage increased to 26.1% from 20.9% for the 1999 period. These results were caused by the decline in manufacturing revenues described above and an increase in profitability at the Company's Barre monumental operations.

Retailing gross profit increased $2.7 million, or 32.1%, to $11.1 million for the 2000 period from $8.4 million for the 1999 period. This increase was attributable to improved results from the 1998 Retail Acquisitions and profit contributions from the 1999 Retail Acquisitions, most of which the Company did not own during the 1999 period. The retailing gross profit percentage increased to 56.2% from 52.8% for the 1999 period. This increase was caused primarily by improved profitability at the 1998 Retail Acquisitions.

Selling, general and administrative expenses ("SGA expenses") increased $2.0 million, or 13.7%, to $16.6 million from $14.6 million for the 1999 period. As a percentage of net revenues, SGA expenses increased to 38.5% for the 2000 period from 31.4% for the 1999 period. These increases were primarily attributable to SGA expenses of the 1999 Retail Acquisitions which the Company did not own during all of the 1999 period.

Interest expense increased $122,000, or 12.3%, to $1.1 million from $989,000 for the 1999 period. This increase was caused by increased borrowings under the Company's credit facilities to support its retail acquisition strategy.

The Company's effective tax rate decreased to 23.4% due to the nontaxable sale of Keystone assets.


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

For the six months ended June 30, 2000, net cash provided by operating activities was $3.6 million compared to $1.4 million for the 1999 period. This increase was primarily due to higher net income and an increase in payables during the 2000 period which was partially offset by inventory decreases in the 1999 period. Net cash used in investing activities was $1.1 million compared to $9.0 million in the 1999 period. This decrease was primarily due to lower levels of acquisitions during the 2000 period. Net cash provided by (used in) financing activities was $(3.6 million), compared to $7.9 million for the 1999 period. This was primarily caused by a decline in acquisition activity in the 2000 period.

The Company has credit facilities pursuant to a financing agreement with the CIT Group/Business Credit ("CIT"). The agreement provides for an acquisition term loan line of credit of $25 million and a revolving credit facility of another $25 million. As of June 30, 2000 the revolving credit facility had $10.3 million outstanding and the term loan facility had $12.0 million outstanding. Given the covenants contained in that agreement, the Company's effective incremental credit availability as of that date was approximately $18 million. The interest rate on the revolving facility and term loan as of such date was 9.0% based on a formula of prime less 50 basis points.

As of June 30,2000, the Company also had $2.4 million available and non outstanding under a demand revolving line of credit with the Royal Bank of Canada.The Company believes that the combination of cash flow from operations, its existing credit facilities, and cash on hand will be sufficient to fund its operations for at least the next twelve months.

Recent Accounting Pronouncements

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation - an Interpretation of APB No. 25." The Company has assessed that there is no material impact of the interpretation on the consolidated financial statements.

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

PART II.   OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on June 16, 2000 (the "Annual Meeting"), to elect three Class III directors and to ratify the selection of KPMG LLP as the Company's independent auditors for the 2000 fiscal year.

Each of Jon M. Gregory, Richard C. Kimball and Kurt M. Swenson was elected to serve as a Class III director for a three year term expiring at the annual meeting of stockholders in 2003 and until their successors are duly elected and qualified.


The following table sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to the election of each of Jon M. Gregory,
Richard C. Kimball and Kurt M. Swenson and the ratification of the selection of KPMG LLP as the Company's independent auditors for the 2000 fiscal year.
                           Votes       Votes
                            For      Against/    Abstentions     Broker
                                      Votes                      Non-
                                     Withheld                    votes
                     -------------------------------------------------
Election of
   Jon M. Gregory       6,032,754    378,883        -        1,038,080
   Richard C. Kimball   6,032,754    378,883        -        1,038,080
   Kurt M. Swenson      6,032,754    378,883        -        1,038,080

KPMG LLP                6,296,658      5,000      109,979    1,038,080

Item 5.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Number         Exhibits

     3.1 Amended and Restated Certificate of Incorporation of the Registrant incorporated by reference to
               Exhibit 3.1 to the Company's Registration
               Statement on Form S-1 (File No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997.

     3.2 Amended and Restated By-Laws of the Registrant (as amended through April 6, 1999) incorporated by referenced to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31.1999.

     27        Financial Data Schedule

(b)  Reports Submitted on Form 8-K:

     The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 2000.

        -         -         -         (0.3%


                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              ROCK OF AGES CORPORATION


Dated: August 10, 2000        By:/s/John L. Forney
                                 -----------------
                                 John L. Forney
                                 Vice President, Chief
                                 Financial Officer
                                 and Treasurer