Form 10-Q
period 2000-09-30
ROCK OF AGES CORP
filed 2000-11-15
CIK 84581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 0-29464

ROCK OF AGES CORPORATION

(Exact name of Registrant as Specified in its Charter)

Delaware -----------	03-153200 -------------
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

772 Graniteville Road, Graniteville, Vermont 05654

(Address of principal executive offices) (Zip Code)

(802) 476-3121

(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of September 30, 2000, 4,369,646 shares of Class A Common Stock, par value $0.01 per share, and 3,045,011 shares of Class B Common Stock, par value $0.01 per share, of Rock of Ages Corporation were outstanding.

ROCK OF AGES CORPORATION

INDEX

Form 10-Q for the Quarterly Period

Ended September 30, 2000

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

ROCK OF AGES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands except per share data)

	September 30,	December 31,
	2000	1999
	(Unaudited)	(Audited)
	-----------------	------------------
ASSETS
Current Assets:
Cash and cash equivalents	$ 2,720	$ 4,877
Trade receivables, net	14,508	14,128
Inventories	24,042	23,292
Due from affiliate	195	95
Deferred tax assets	156	156
Other current assets	3,262	2,251
	------------	------------
TOTAL CURRENT ASSETS	44,883	44,799
Property, plant and equipment, net	44,567	44,779
Cash surrender value of life insurance, net	1,521	1,525
Intangibles, net	36,783	37,923
Due from affiliates	268	-
Deferred tax assets	721	721
Other	571	922
	------------	------------
TOTAL ASSETS	$129,314	$130,669
	========	========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Borrowings under lines of credit	$8,203	$13,620
Current installments of long-term debt	469	616
Trade payables	1,521	1,992
Accrued expenses	3,802	2,405
Income taxes payable	136	844
Customer deposits	9,960	7,201
	------------	------------
TOTAL CURRENT LIABILITIES	24,091	26,678
Long-term debt, excluding current installments	12,438	12,620
Deferred compensation	3,509	3,658
Accrued pension cost	501	501
Accrued post-retirement benefit cost	635	635
Other	311	196
	------------	------------
TOTAL LIABILITIES	41,485	44,288
Commitments
Stockholders' equity:
Preferred stock - $.01 par value;
2,500,000 shares authorized
No shares issued or outstanding
Common Stock - Class A, $.01 par value;
30,000,000 shares authorized
4,369,646 and 4,328,171 shares issued and outstanding	44	43
Common Stock - Class B, $.01 par value;
15,000,000 shares authorized
3,045,011and 3,115,746 shares issued and outstanding	30	31
Additional paid-in capital	67,720	67,909
Retained earnings	20,451	18,577
Accumulated other comprehensive loss	(416)	(179)
	-----------	-----------
TOTAL STOCKHOLDERS' EQUITY	87,829	86,381
	-----------	-----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$129,314	$130,669
	=======	=======

**SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ROCK OF AGES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	1999	2000	1999
	---------	--------	--------	--------
Net Revenues:
Quarrying	$6,011	$6,285	$16,364	$15,379
Manufacturing	7,332	8,921	20,177	30,349
Retailing	10,185	9,207	30,034	25,189
	---------	---------	----------	----------
Total net revenues	23,528	24,413	66,575	70,917
Gross Profit:
Quarrying	2,218	3,236	6,096	6,248
Manufacturing	2,072	2,338	5,419	6,820
Retailing	5,492	4,766	16,641	13,204
	---------	---------	----------	---------
Total gross profit	9,782	10,340	28,156	26,272
Selling, general and administrative expenses	7,360	8,335	23,945	22,916
	---------	---------	----------	---------
Income from operations	2,422	2,005	4.211	3,356
Loss on sale of Keystone assets	-	-	-	723
Interest expense	516	541	1,627	1,529
	--------	---------	-------	-------
Interest before provision for income taxes and cumulative effect of a change in accounting principle	1,906	1,464	2,584	1,104
Income tax expense	551	402	710	568
	--------	---------	-------	-------
Net income before cumulative effect of a change in accounting principle	1,355	1,062	1,874	536
Cumulative effect in prior years of a change in accounting principle (net)	-	-	-	(150)
	--------	---------	---------	----------
Net income	$1,355	$1,062	$1,874	$386
	=====	======	=====	======
Net income per share - basic:
Net income before cumulative effect of a change in accounting principle	$0.18	$0.14	$0.25	$0.07
Cumulative effect in prior years of a change in accounting principle (net)	-	-	-	(0.02)
	---------	---------	--------	---------
Net income - basic	$0.18	$0.14	$0.25	$0.05
	======	======	======	======
Net income per share - diluted:
Net income before cumulative effect of a change in accounting principle	$0.18	$0.14	$0.25	$0.07
Cumulative effect in prior years of a change in accounting principle (net of taxes of $48)	-	-	-	(0.02)
	---------	----------	---------	---------
Net income - diluted	$0.18	$0.14	$0.25	$0.05
	======	=====	=====	======
Weighted average number of common shares outstanding - basic	7,451	7,440	7,449	7,532
Weighted average number of common shares outstanding - diluted	7,603	7,727	7,583	7,891

**SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2000	1999
	--------	---------
Cash flows from operating activities:
Net income (loss)	$1,874	$386
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	3,330	3,246
Loss on sale of assets	73	695
Cash surrender value of life insurance	4	(23)
Cumulative effect of change a in accounting principle	-	150
Deferred taxes	-	1
Changes in assets and liabilities:
Decrease (increase) in trade receivables	(375)	(1,918)
Increase in due from related parties	(368)	(127)
Increase (decrease) in inventories	(636)	285
Increase in other assets	(644)	(796)
Increase in trade payables, accrued expenses and income taxes payable	165	514
Increase in customer deposits	2,687	2,544
Increase (decrease) in deferred compensation	(149)	144
Increase (decrease)in other liabilities	115	(15)
Increase (decrease) in deferred income	-	12
	---------	-------
Net cash provided by operating activities	6,077	5,098
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,641)	(3,192)
Increase in intangibles	(441)	(599)
Cash included in sale of subsidiary	-	40
Proceeds from sale of property, plant and equipment	700	(250)
Acquisitions, net of cash acquired (1)	(655)	(9,975)
	---------	--------
Net cash used in investing activities	(2,038)	(13,976)
Cash flows from financing activities:
Net borrowings under lines of credit	(5,417)	9,691
Net stock option transactions	(189)	702
Increase in debt issuance costs	-	(75)
Principal payments on long-term debt	(329)	(508)
	-------	-------
Net cash provided by (used in) financing activities	(5,935)	9,810
Effect of exchange rate changes on cash	(262)	140
	-------	--------
Net increase (decrease) in cash and cash equivalents	(2,158)	1,072
Cash and cash equivalents, beginning of period	4,877	4,701
Cash and cash equivalents, end of period	$2,720	$5,773
	======	======
Supplemental cash flow information:
Cash paid during the year for:
Interest	$1,627	$1,529
Income taxes	$1,161	$292
** SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS
(1) Acquisitions:
Assets acquired	$781	$11,883
Liabilities assumed and issued	126	(940)
Common stock issued	-	(640)
	-------	-------
Cash paid	655	10,303
Less cash acquired	-	(328)
	--------	--------
Net cash paid for acquisitions	$655	$9,975
	======	======

ROCK OF AGES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Form 10-K 405 (SEC File No. 000-29464, filed March 31, 2000).

(2) Inventories

	($ in thousands)
Inventories consist of the following at September 30, 2000 and December 31, 1999	September 30,	December 31,
	2000	1999
	(Unaudited)
	-------------------	----------------
Raw materials	$11,354	$9,650
Work-in-process	2,454	1,704
Finished goods and supplies	10,234	11,938
	----------	-----------
	$24,042	$23,292
	======	=======

(3) Pro Forma Information

During the nine months ended September 30, 2000, the Company acquired two retail monument companies. The Company paid a total of $655,081 in cash.

The acquisitions have been accounted for under the purchase method. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective fair market values, resulting in approximately $209,055 of cost in excess of net assets acquired which has been allocated to goodwill.

The following unaudited pro forma information has been prepared assuming that the acquisitions during (refer to specifics in the footnotes of Form 10-K 405 mentioned above) 2000 and 1999 occurred at the beginning of the periods presented. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisitions had been made as of those dates.

	($ in thousands except per share data)
	(Unaudited)
	Nine Months Ended
	September 30,
	2000	1999
	---------	---------
Net revenues	$66,835	$74,767
Net income	$2,263	$780
Net income per share - basic	0.30	$0.10
Net income per share - diluted	0.30	$0.10

(4) Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for net income for the three months and nine months ended September 30, 2000 and 1999:

	($ in thousands except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	1999	2000	1999
	----------	----------	----------	---------
Numerator:
Income available to common shareholders used in basic and diluted earnings per share	$1,355	$1,062	$1,874	$386
	======	======	======	======
Denominator:
Denominator for basic earnings per share:
Weighted average shares	7,451	7,440	7,449	7,532
Effect of dilutive securities:
Stock options	152	287	134	359
	--------	--------	--------	--------
Denominator for diluted earnings per share:
Adjusted weighted average shares	7,603	7,727	7,583	7,891
	======	======	======	======
Basic earnings per share	$0.18	$0.14	$0.25	$0.05
Diluted earnings per share	$0.18	$0.14	$0.25	$0.05

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

Inter-segment revenues are accounted for as if the sales were to third parties.

The following is the unaudited segment information for the three and nine month periods ended September 30, 2000 and 1999 (in thousands):

Three month period:
2000	Quarrying	Manufacturing	Retailing	Total
	-------------	-------------------	------------	--------
Total net revenues	$6,948	$9,502	$10,185	$26,635
Inter-segment net revenues	937	2,170	-	3,107
	---------	---------	---------	----------
Net revenues	6,011	7,332	10,185	23,528
Total gross profit	2,563	2,100	5,492	10,155
Inter-segment gross profit	345	28	-	373
	---------	---------	---------	----------
Gross profit	2,218	2,072	5,492	9,782
Selling, general and administrative expenses	630	1,454	5,276	7,360
	---------	---------	---------	---------
Income from operations	$1,588	$618	$216	$2,422
	======	======	======	======
1999	Quarrying	Manufacturing	Retailing	Total
	-------------	------------------	------------	---------
Total net revenues	$7,825	$11,052	$9,207	$28,084
Inter-segment net revenues	1,540	2,131	-	3,671
	---------	---------	---------	---------
Net revenues	6,285	8,921	9,207	24,413
Total gross profit	4,129	1,637	4,574	10,340
Inter-segment gross profit	893	(701)	(192)	-
	---------	---------	---------	---------
Gross profit	3,236	2,338	4,766	10,340
Selling, general and administrative expenses	972	1,983	5,380	8,335
	---------	---------	--------	--------
Income (loss) from operations	$2,264	$355	$(614)	$2,005
	=====	=====	=====	=====

Nine month period:
2000	Quarrying	Manufacturing	Retailing	Total
	-------------	------------------	------------	--------
Total net revenues	$19,154	$26,421	$30,034	$75,609
Inter-segment net revenues	2,790	6,244	-	9,034
	---------	---------	---------	---------
Net revenues	16,364	20,177	30,034	66,575
Total gross profit	7,135	5,723	17,376	30,234
Inter-segment gross profit	1,039	304	735	2,078
	---------	---------	---------	---------
Gross profit	6,096	5,419	16,641	28,156
Selling, general and administrative expenses	2,715	4,756	16,474	23,945
	---------	---------	---------	---------
Income from operations	$3,381	$663	$167	$4,211
	=====	=====	=====	=====
1999	Quarrying	Manufacturing	Retailing	Total
	------------	------------------	-------------	--------
Total net revenues	$20,325	$35,764	$25,189	$81,278
Inter-segment net revenues	4,946	5,415	-	10,361
	---------	---------	----------	----------
Net revenues	15,379	30,349	25,189	70,917
Total gross profit	8,237	5,119	12,916	26,272
Inter-segment gross profit	1,989	(1,701)	(288)	-
	--------	---------	----------	----------
Gross profit	6,248	6,820	13,204	26,272
Selling, general and administrative expenses	3,562	5,316	14,038	22,916
	---------	---------	---------	----------
Income (loss) from operations	$2,686	$1,504	$(834)	$3,356
	=====	=====	=====	=====

Net revenues by geographic area is as follows:

	($ in thousands)		($ in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	1999	2000	1999
Net revenues (1):	--------	--------	--------	-------
United States	$21,193	$22,008	$60,261	$63,412
Canada	2,335	2,405	6,314	7,505
	---------	----------	----------	---------
Total net revenues	$23,528	$24,413	$66,575	$70,917
	=====	======	======	======

(1) Net revenues are attributed to countries based on where product is produced.

Long-lived assets by geographic area is as follows:

	($ in thousands)
	September 30,	December 31,
	2000	1999
	(Unaudited)
Long-lived assets:	------------------	----------------
United States	$42,621	$42,798
Canada	1,819	1,976
Japan	127	5
	---------	---------
	$44,567	$44,779
	=====	=====

(6) Comprehensive Income

Comprehensive income is as follows:

	($ in thousands)		($ in thousands)
	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	1999	2000	1999
	-------	-------	-------	-------
Net income	$1,355	$1,062	$1,875	$386
Cumulative translation adjustment	(93)	(43)	(237)	189
	--------	--------	-------	-------
Comprehensive income	$1,262	$1,019	$1,638	$575
	=====	=====	=====	=====

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

In June 1997, the Company acquired the successor to Keystone Memorials, Inc. ("Keystone") and in October 1997, acquired Childs & Childs Granite Company Inc. ("C&C"), granite memorial manufacturers in Elberton, Georgia. In connection with the Keystone and C&C acquisitions, the Company acquired Southern Mausoleums, Inc. ("SMI" and, together with C&C and Keystone, the "Elberton Manufacturing Operations"). Also in connection with the Keystone and C&C acquisitions, the Company acquired three granite quarrying companies operating quarries located in Georgia, Pennsylvania, North Carolina, South Carolina and Oklahoma (the "Quarry Companies"). In November 1998, the Company acquired another quarry company in North Carolina which produces a white granite that will be a companion stone for the Company's Bethel White Quarry ("Gardenia" and, together with the Quarry Companies, the "Acquired Quarry Operations"). In October 1997, the Company acquired the Keith Monument Company and related companies which are engaged in the retailing of granite memorials to consumers in the State of Kentucky ("Keith"). In 1998, the Company made acquisitions of thirteen additional retail monument companies (the "1998 Retail Acquisitions"), thereby expanding its retail presence to locations in Georgia, Iowa, Illinois, Minnesota, Nebraska, Ohio, South Dakota, Wisconsin, Pennsylvania and New Jersey. In 1999, the Company acquired an additional thirteen monument retailers (the "1999 Retail Acquisitions"), thereby bringing its total owned retail distribution base to 97 outlets in fifteen states. During the nine months ended September 30, 2000, the Company acquired two additional monument retailers.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	1999	2000	1999
	--------	--------	--------	--------
Statements of Operations Data:
Net Revenues:
Quarrying	25.5%	25.7%	24.6%	21.7%
Manufacturing	31.2%	36.5%	30.3%	42.8%
Retailing	43.3%	37.7%	45.2%	35.5%
	--------	---------	--------	----------
Total net revenues	100.0%	100.0%	100.0%	100.0%
Gross Profit:
Quarrying	36.9%	51.5%	37.3%	40.6%
Manufacturing	28.3%	26.2%	26.9%	22.5%
Retailing	53.9%	51.8%	55.4%	52.4%
	--------	--------	--------	----------
Total gross profit	41.3%	42.3%	42.3%	37.0%
Selling, general and administrative expenses	31.0%	34.1%	36.0%	32.3%
Income from operations	10.3%	8.2%	6.3%	4.7%
Interest expense	2.2%	2.2%	2.4%	2.2%
Loss on disposal of assets	-	-	-	1.0%
Income before income tax benefit and cumulative change in accounting principle	8.1%	6.0%	3.9%	1.6%
Income taxes	2.3%	1.6%	1.1%	0.8%
Income before cumulative effect of change in accounting principle	5.8%	4.4%	2.8%	0.8%
Cumulative effect in prior years of change in accounting principle	-	-	-	(0.2%)
Net income (loss)	5.8%	4.4%	2.8%	0.5%
	=====	======	=====	=====

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Revenues for the three months ended September 30, 2000 decreased $887,000, or 3.6%, to $23.5 million from $24.4 million for the three months ended September 30, 1999. This decrease was primarily attributable to lower manufacturing revenues from the Company's Elberton Manufacturing Operations, which were partially offset by an increase in retailing revenues. The Company's retailing net revenues increased to 43.3% of total net revenues in the 2000 period from 37.7% in the 1999 period.

Gross profit for the three months ended September 30, 2000 decreased $556,000, or 5.4%, to $9.8 million from $10.3 million for the three months ended September 30, 1999. The Company's gross profit percentage decreased to 41.6% for the 2000 period from 42.4% for the 1999 period. These decreases were primarily attributable to a decline in quarrying gross profit dollars and percentage during the quarter.

Quarrying gross profit decreased $1.0 million, or 31.4%, to $2.2 million for the 2000 period from $3.2 million for the 1999 period. The quarrying gross profit percentage decreased to 36.9% from 51.5% for the 1999 period. These decreases were primarily attributable to increased development costs at the Company's Barre and Salisbury quarries during the 2000 period.

Manufacturing gross profit decreased $265,000, or 11.4%, to $2.1million for the 2000 period from $2.3 million for the 1999 period. The manufacturing gross profit percentage increased to 28.3% from 26.2% for the 1999 period. These results were primarily attributable to lower shipments by the Elberton Manufacturing Operations and improved profitability at the Barre Manufacturing Operations.

Retailing gross profit increased $727,000, or 15.3%, to $5.5 million for the 2000 period from $4.8 million for the 1999 period. This increase was primarily attributable to the 1999 Retail Acquisitions, several of which the company did not own during the 1999 period. The retailing gross profit percentage increased to 53.9% from 51.8% for the 1999 period. This increase was primarily due to improved results from the 1999 Retail Acquisitions.

Selling, general and administrative expenses ("SGA expenses") decreased $923,000, or 11.7%, to $7.4 million from $8.3 million for the 1999 period. This was due primarily to the reversal during the 2000 period of certain incentive compensation accruals that had been made during the second quarter of 2000. As a percentage of net revenues, SGA expenses decreased to 31.3% for the 2000 period from 34.1% for the 1999 period.

Interest expense decreased $25,000, or 4.5%, to $516,000 from $541,000 for the 1999 period. This was caused by decreased borrowings under the Company's credit facilities which were partially offset by a higher average interest rate during the 2000 period.

Nine Months Ended September 30, 2000 Compared to None Months Ended September 30, 1999

Revenues for the nine months ended September 30, 2000 decreased $4.3 million, or 6.1%, to $66.6 million from $70.9 million for the nine months ended September 30, 1999. This decrease was primarily attributable to lower manufacturing revenues from the Company's Elberton Manufacturing Operations, which were partially offset by an increase in retailing net revenues. The Company's retailing net revenues increased to 45.2% of total net revenues in the 2000 period from 35.5% in the 1999 period.

Gross profit for the nine months ended September 30, 2000 increased $1.9 million, or 7.2% to $28.2 million from $26.3 million for the nine months ended September 30, 1999. The gross profit percentage increased to 42.3% for the 2000 period from 37.0% for the 1999 period. These increases were attributable to the absolute and relative increases in retailing net revenues during the 1999 period as described above and to an improvement in the manufacturing gross profit percentage. The Company's retailing operations historically have experienced a higher gross profit percentage than either quarrying or manufacturing.

Quarrying gross profit decreased $151,000, or 2.4%,to $6.1 million from $6.2 million for the 1999 period. The quarrying gross profit percentage decreased to 37.3% from 40.6% for the 1999 period. These decreases were primarily attributable to lower gross profit at the Company's Bethel and Laurentian quarries.

Manufacturing gross profit decreased $1.4 million, or 20.5%, to $5.4 million from $6.8 million for the 1999 period. The manufacturing gross profit percentage increased to 26.9% from 22.5% for the 1999 period. These results were primarily attributable to lower shipments from the Elberton Manufacturing Operations and press roll business but a significantly higher gross profit percentage from the Company's Barre monumental operations.

Retailing gross profit increased $3.4 million, or 26.0%, to $16.7 million from $13.2 million for the 1999 period. This increase was attributable to higher sales and gross profit percentage from the 1998 Retail Acquisitions and to the 1999 Retail Acquisitions, some of which the Company did not own during the entire 1999 period. The retailing gross profit percentage increased to 55.4% from 52.4% for the 1999 period. This increase was the result of a higher gross profit percentage at most of the Company's retailing operations, and to higher internal purchases of granite from the manufacturing division.

Selling, general, and administrative expenses ("SGA expenses") increased $1.0 million, or 4.5%, to $23.9 million from $22.9 million for the 1999 period. As a percentage of net revenues, SGA expenses increased to 36.0% from 32.3% from the 1999 period. These increases were primarily attributable to SGA expenses of the 1999 Retail Acquisitions, some of which the Company did not own during the entire 1999 period.

Interest expense increased $78,000, or 6.4%, to $1.6 million from $1.5 million for the 1999 period. This increase was caused by lower borrowing amounts under the Company's credit facilities which were offset by higher interest rates on those facilities.

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

For the nine months ended September 30, 2000, net cash provided by operating activities was $6.1 million. Net cash used in investing activities was $2.0 million, which was mostly due to capital expenditures and acquisitions of monument retailers during the period. Net cash used in financing activities was $5.9 million, most of which was due to the Company reducing its borrowings under the credit facilities.

The Company has credit facilities pursuant to a financing agreement with the CIT Group/Business Credit ("CIT"). The agreement provides for an acquisition term loan line of credit of $25 million and a revolving credit facility of another $25 million. As of September 30, 2000 the revolving credit facility had $8.2 million outstanding and the term loan facility had $12.0 million outstanding. Given the covenants contained in that agreement, the Company's effective incremental credit availability as of that date was approximately $19.0 million. The interest rate on the revolving facility and term loan as of such date was 9.0% based on a formula of prime less 50 basis points. As of September 30, 2000, the Company also had $2.4 million available and none outstanding under a demand revolving line of credit with the Royal Bank of Canada. The Company is in the process of negotiating a revised and expanded credit facility with a group of lenders. The Company's primary need for capital will be to finance acquisitions of monument retailers as part of its growth strategy and to maintain and improve its existing manufacturing, quarrying and retailing facilities. The Company has $3.0 million budgeted for capital expenditures in 2000. The Company believes that the combination of cash flow from operations, its existing credit facilities, and cash on hand will be sufficient to fund its operations for at least the next twelve months.

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

Item 4. Exhibits and Reports on Form 8-K

(a) Exhibits

Number	Exhibits
---------	----------
3.1	Amended and Restated Certificate of Incorporation of the Registrant incorporated by referenced to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997.
3.2	Amended and Restated By-Laws of the Registrant (as amended through April 6, 1999) incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.
27	Financial Data Schedule

(b) Reports Submitted on Form 8-K:

On September 27, 2000, the Registrant filed a report on Form 8-K to report the acquisition of American Monument Corporation, a retailer of granite memorials. The Registrant also reported the resignation of Mark A. Gherardi from his position as Senior Vice President of Manufacturing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ROCK OF AGES CORPORATION

Dated: November 15, 2000

By: /s/ John L. Forney

John L. Forney

Vice President, Chief Financial Officer

and Treasurer