Form 10-K405
period 2000-12-31
ROCK OF AGES CORP
filed 2001-03-30
CIK 84581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

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

Yes [ x ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of March 23, 2001, the aggregate market value of the registrant's voting stock (including Class B Common Stock, par value $.01 per share ("Class B Common Stock"), which is convertible on a share-for-share basis into Class A Common Stock, par value $.01 per share ("Class A Common Stock" and, and together with Class B Common Stock, "Common Stock"), held by non-affiliates of the registrant was $31,516,825. As of March 23, 2001, there were outstanding 4,751,219 shares of Class A Common Stock and 2,816,438 shares of Class B Common Stock.

TABLE OF CONTENTS
			PAGE
			------
PART I
ITEM	1.	BUSINESS	1
ITEM	2.	PROPERTIES	6
ITEM	3.	LEGAL PROCEEDINGS	8
ITEM	4.	SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS	8
PART II
ITEM	5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	9
ITEM	6.	SELECTED FINANCIAL DATA	10
ITEM	7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
ITEM	7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14
ITEM	8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA	14
ITEM	9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	14
PART III
ITEM	10.	DIRECTORS AND EXECUTIVE OFFICERS	15
ITEM	11.	EXECUTIVE COMPENSATION	16
ITEM	12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	20
ITEM	13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	21
PART IV
ITEM	14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	22
		SIGNATURES	24
		INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE	25

PART I

ITEM 1. BUSINESS

GENERAL

Rock of Ages Corporation ("Rock of Ages" or the "Company") was founded in 1885 and is an integrated granite quarrier, manufacturer and retailer whose principal product is granite memorials used primarily in cemeteries. The Company believes that it is the largest quarrier, manufacturer and retailer of finished granite memorials and granite blocks for memorial use in North America, based on revenues. The Company owns and operates 13 active quarry properties and 10 manufacturing and sawing facilities in North America, principally in Vermont, Georgia and the Province of Quebec. The Company markets and distributes its memorials on a retail basis through approximately 110 Company-owned retail sales outlets (including sales outlets located at certain cemeteries owned by the Company located in the state of Kentucky) as of March 23, 2001 in the states indicated in Item 2 below. The Company also sells memorials wholesale to approximately 1,200 independent memorial retailers in the United States and Canada, including approximately 400 independent authorized Rock of Ages retailers that, in addition to the Company's owned retail sales outlets, are the primary outlet for the Company's branded memorials. The Company markets its memorials at four quality and price points under four separate brand names: Rock of Ages Signature, Rock of Ages Sealmark, Golden Rule by Rock of Ages and Stone Eternal by Rock of Ages. The Company also sells non-branded memorials. The Company believes the Rock of Ages trademark is one of the oldest and best known brand names in the granite memorialization industry. The Company actively promotes its brand names and places a seal bearing the brand name on each branded memorial. All Rock of Ages branded memorials are supported by a perpetual warranty with varying levels of coverage depending on the brand.

The Company estimates that 80% or more of all granite memorials manufactured in North America are made in one of four regions: Barre, Vermont; Beebe, Quebec; Elberton, Georgia, and an area encompassing Milbank, South Dakota, Cold Spring, Minnesota, and Wausau, Wisconsin known in the industry as the "Northwest." The Company has solidified its leading position in the granite memorial business primarily through acquisitions of quarries and major granite memorial manufacturers, principally in three of these four regions.

In 2000, the Company acquired 2 memorial retailers in 2 separate and independent transactions, thereby acquiring 3 retail sales outlets in the states of Connecticut and Iowa (the "2000 Acquisitions). The Company also acquired 16 cemetery properties and 1 memorial retailer located in the state of Kentucky as of January 2, 2001. The Company paid a total aggregate purchase price in the 2000 Acquisitions of approximately $655,000, all of which was paid in cash; and approximately $6.8 million for the Kentucky cemeteries and retailer acquired in January 2001, all of which was paid in cash.

See Item 13 - "Certain Relationships and Related Transactions" for more information regarding the Kentucky cemeteries and retailer acquisitions.

The Company has operations in three business segments: Quarrying, Manufacturing and Retailing. Included within the business segments are operations that are unincorporated divisions of Rock of Ages and others that are separately incorporated subsidiaries. Financial information by business segment and geographic area is incorporated herein by reference to note 14 of the Consolidated Financial Statements of the Company. In addition, information regarding the revenues of each business segment is incorporated herein by reference to Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." Additional information regarding each business segment and Rock of Ages in general is set forth below.

GROWTH STRATEGY

The Company seeks to expand the scope and profitability of its operations through a growth strategy that focuses on forward vertical integration into retailing, thereby enabling the Company to move closer to the ultimate customer. The principal elements of the growth strategy include the following:

  Expansion of Company-Owned Retail Network. Although the primary focus during fiscal 2000 was to integrate the retail acquisitions made during the prior three years, the Company anticipates that it will continue to acquire independent granite memorial retailers in selected markets in North America in order to further develop its network of Company-owned Rock of Ages retailers, thereby capturing the higher margins (relative to quarrying and manufacturing margins) that have historically existed at the retail level. Where appropriate, the Company may also acquire cemetery properties that have the potential of expanding sales of its granite memorials.

  Increased Emphasis on Independent Authorized Dealers. The Company will seek to increase sales to independent authorized Rock of Ages retailers that are current or potential customers of the Company in furtherance of its efforts to build an integrated retail network consisting of Company-owned and independent authorized Rock of Ages retail outlets that sell the Company's brands.

  Brand Enhancement. The Company believes that the Rock of Ages brand is one of the best known brand names in the memorial industry. The Company anticipates that it will, as part of building its integrated network of Company-owned retailers, continue to increase promotion of and advertising expenditures on the Rock of Ages brand and other proprietary brands sold at its Company-owned retail outlets and independent authorized Rock of Ages dealers.

  Pre-Need Selling Program. The Company is in the process of initiating an active pre-need selling program for granite memorials at its Company-owned retail locations and to assist its independent Rock of Ages authorized retailers in developing similar programs. Currently, the best estimate of the Company is that less than 10% of granite memorials are sold pre-need.

  Strategic Alliances with Funeral Homes and Cemeteries. The Company has formed and anticipates that it will continue to pursue strategic alliances with funeral home and cemetery owners, including consolidators, to sell granite memorials in cooperation with them, in order to increase both pre-need and at-need sales of granite memorials.

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

  Other Product Line Enhancements. The Company intends to continue to expand and enhance its memorial product lines in color, design and style. The Company's objective is to provide a full-range of memorials available at various price ranges.

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

Granite differs from deposit to deposit by color, grade and/or quality, Rock of Ages owns, quarries and sells blocks of (i) gray granites from its Barre, Vermont; Elberton, Georgia; and Stanstead, Quebec quarries, (ii) black granite from its American Black quarry in Pennsylvania, (iii) pink granites from its Laurentian Pink quarry in Quebec and its Salisbury Pink quarry in North Carolina, (iv) white granite from its Bethel White quarry in Vermont and its Gardenia White quarry in North Carolina, (v) brownish red granite from its Autumn Rose quarry in Oklahoma and (vi) grayish pink granites from its Kershaw and Coral Gray quarries in South Carolina.

The Company sells granite blocks for memorial, building and other uses. While each of the quarries owned by the Company sells granite for memorial use and for building use, the output of Bethel White quarry, the Gardenia White quarry, and the Salisbury Pink quarry are primarily sold and used for building granite use outside North America and the output of the other quarries is primarily used for memorial use in North America. The Company distributes Salisbury Pink, Bethel White, Gardenia White and other owned granites outside North America using its own sales personnel, commissioned agents and stock distributors.

Granite blocks sold by the Company in North America are sold by a quarry sales force. The Company's quarry sales force markets and advertises its granite blocks in various trade publications and by attending various trade shows in North America. Outside of North America, the Company generally sells to the user or independent distributors who buy blocks from the Company and resell them. This includes Rock of Ages Asia, a Company-owned corporation.

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

Manufactured Products. The principal manufactured product of Rock of Ages is granite memorials, which are sold to retailers of granite memorials, including Company-owned outlets, and substantially all of which are placed in cemeteries in remembrance of the life of a person or persons. The memorials sold by the Company encompass a wide-range of granites, including granite blocks purchased from others, as well as a wide-range of sizes, styles and shapes ranging from small, inexpensive markers set flush to the ground, to very elaborate and expensive personal mausoleums of larger sizes available at various price ranges. The broad classifications of granite memorials used by the industry are generally markers, hickeys, slants, standard uprights, estate uprights, pre-assembled mausoleums and conventional mausoleums. From time to time memorial retailers or others order granite products such as benches, steps and other products that may or may not be for cemetery use. These are classified by the Company as memorial sales.

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

Retail Products. The Company's retail division markets and sells granite, bronze and marble memorials primarily to consumers. The Company currently owns and operates approximately 110 retail outlets in 15 states. The granite memorials sold at retail also vary widely and are of the same types as those manufactured by the Company. The Company's retail operations utilize a retail sales force which markets and sells memorials through phone calls and direct meeting with customers in their homes and at retail sales offices. The Company advertises and promotes retail sales through direct mail material, yellow page listings and newspaper advertising. The Company's retail sales outlets are positioned to sell branded and unbranded memorials at all price points and qualities.

MANUFACTURING AND RAW MATERIALS

The Company quarries and manufactures granite in the United States and Canada at the locations detailed in Item 2 "Properties." In 2000, the Company acquired new equipment for certain of its quarries and plants. There were no plants acquired or material additions to plants in 2000. Management believes that the Company's manufacturing and quarrying capacity is generally sufficient to meet anticipated production requirements for the foreseeable future.

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

Significant supplies used by the Company in its manufacturing operations include industrial diamond segments for saw blades and wires, drill steel, drill bits and abrasives. There are a number of sources for these supplies at competitive prices.

The Company had manufacturing backlogs of $8.5 million as of December 31, 2000 and $9.5 million as of December 31, 1999. These backlogs occurred in the normal course of business. The Company does not have a material backlog in its quarrying operations. The Company had retail backlogs of $12.4 million as of December 31, 2000 and $11.1 million as of December 31, 1999. The Company expects that substantially all of the backlog order will be filled during the 2001 fiscal year.

The Company does not normally maintain a significant inventory of finished manufactured products in anticipation of future orders in its manufacturing operations. The Company does maintain a significant inventory of memorials for display and delivery purposes at its retail operations. Approximately 75% of the Company's manufactured product orders and retail orders are delivered within two to twelve weeks, as is customary in the granite memorial industry. The delivery time depends on the size and complexity of the memorial. The Company does accumulate inventory of granite blocks from September from December in preparation for the winter months when its northern quarries are inactive.

Because the Company's Barre quarries are closed from mid-December through mid-March, in December each year the Company provides special 90-day payment terms at these quarries for all blocks purchased in the month of December. Customers' manufacturing plants generally remain open during most of this period, and most customers prefer to assure they own blocks of a size and quality selected to them prior to closure. All blocks purchased from the Company's Barre quarries in December on deferred payment terms are invoiced on or about December 31 and removed from the Company's inventory with title passing to the buyer. Payment terms are one-third of the invoice amount on January 15, one-third on February 15, and one-third on March 15. This program provides essentially the normal 30-day payment terms during the months when the Barre quarries are closed, notwithstanding the customer's purchase of a three month supply in December. Customers need not use these terms and may buy from inventory during the closure period on a first come first served basis with normal 30-day terms.

RESEARCH AND DEVELOPMENT

The Company does not have a research and development department for any of its products. The Company regularly conducts market research, as well as research on new product designs and on equipment to improve the Company's technology. These activities are not separately accounted for as research, and the Company had no expenditures classified for financial reporting purposes as research in 1998,1999 or 2000.

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

EMPLOYEES

As of December 31, 2000, the Company had approximately 940 employees.

The Company's collective bargaining agreements with the Granite Cutters Association and the United Steelworkers of America, respectively, which together represent approximately 322 of the Company's employees, expire on April 25, 2003.

SEASONALITY

Historically, the Company's operations have experienced certain seasonal patterns. Generally, the Company's net sales are highest in the second quarter and lowest in the first quarter of each year due primarily to weather. See Item 7 - "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Seasonality."

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, and other oral and written statements made by the Company from time to time, are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including those that discuss strategies, goals, outlook or other nonhistorical matters, or projected or anticipated revenues, income, returns or other financial measures. These forward-looking statements are subject to numerous risks and uncertainties that may cause actual results to differ materially from those contained in such statements. These risks and uncertainties include the ability of the Company to continue to identify suitable retail acquisition candidates, to consummate additional retail acquisitions on acceptable terms and to successfully integrate the operations of such acquired entities.

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

ITEM 2. PROPERTIES

The Company owns the following quarry and manufacturing properties:

PROPERTY	FUNCTION
----------------	----------------
VERMONT
BARRE:
----------
Quarry Properties
----------------------
E. L. Smith Quarry	Quarrying of dimensional Barre Gray granite blocks
Adam-Pirie Quarry	Quarrying of dimensional Barre Gray granite blocks
Manufacturing Properties
-------------------------------
Associated Saw Plant	Finished product storage
Rock of Ages Manufacturing Plant	Manufacturing of memorials
Press Roll Production Plant	Manufacturing of granite press rolls
Rock of Ages Saw Plant #1	Slabbing of granite blocks
Lawson Production Plant	Slabbing of granite blocks and memorials production facility
BETHEL:
-----------
Quarry Properties
-----------------------
Bethel Quarry	Quarrying of dimensional Bethel White granite blocks
GEORGIA
MADISON COUNTY:
--------------------------
Quarry Properties
----------------------
Royalty/Berkeley Quarries	Quarrying of dimensional Royalty Blue and Berkeley Blue granite blocks
OGLETHORPE COUNTY:
---------------------------------
Quarry Properties
----------------------
Millstone Quarry	Quarrying of dimensional Millstone Gray
ELBERTON
----------------
Manufacturing Properties
-------------------------------
Southern Mausoleum Plant	Manufacturing of mausoleums
Childs & Childs Plant	Manufacturing of memorials
CANADA
STANSTEAD, QUEBEC:
-------------------------------
Quarry Properties
----------------------
Stanstead Quarry	Quarrying of dimensional Stanstead Gray granite blocks
GUENETTE, QUEBEC:
-----------------------------
Quarry Properties
----------------------
Laurentian Quarry	Quarrying of dimensional Laurentian Rose granite blocks
BEEBE PLAIN, QUEBEC:
---------------------------------
Manufacturing Properties
-------------------------------
Rock of Ages Manufacturing Plant	Manufacturing of memorials
Adru Manufacturing Plant	Manufacturing of memorials
PENNSYLVANIA
ST. PETERS:
----------------
Quarry Properties
-----------------------
American Black Quarry	Quarrying of dimensional American Black granite blocks
Manufacturing Properties
-------------------------------
Saw Plant	Slabbing of granite blocks
NORTH CAROLINA
SALISBURY:
----------------
Quarry Properties
----------------------
Salisbury Pink Quarry	Quarrying of dimensional Salisbury Pink granite blocks
ROCKWELL:
-----------------
Quarry Properties
-----------------------
Gardenia White Quarry	Quarrying of dimensional Gardenia White granite blocks
OKLAHOMA
MILL CREEK:
-------------------
Quarry Properties
----------------------
Autumn Rose Quarry	Quarrying of dimensional Autumn Rose granite blocks
SOUTH CAROLINA
KERSHAW COUNTY:
----------------------------
Quarry Properties
----------------------
Kershaw Quarry	Quarrying of dimensional Kershaw granite blocks
LANCASTER COUNTY:
------------------------------
Quarry Properties
-----------------------
Coral Gray Quarry	Quarrying of dimensional Coral Gray granite blocks

In addition, the Company owns 110 retail sales outlets and 6 associated sand-blasting facilities in the states of Georgia, Iowa, Illinois, Minnesota, Connecticut, Massachusetts, Rhode Island, Nebraska, New Jersey, Pennsylvania, Ohio, South Dakota, Kentucky, Wisconsin and Missouri. In certain cases, the Company leases, under customary lease arrangements, the land or other real estate associated with these outlets and facilities.

The following table sets forth certain information relating to the Company's quarry properties. Each of the quarries listed below: (i) is owned by the Company (other than the Kershaw quarry, which is leased with 38 years remaining on the lease); (ii) is an open-pit quarry; (iii)contains granite that is suitable for extraction as dimension granite for memorial or other use; (iv) is serviced by electricity provided by local utility companies (other than the Bethel quarry which is serviced by internal generators); and (v) has adequate and modern extraction and other equipment. The Company presently has no exploration plans.

QUARRY	APPROXIMATE DATE OF COMMENCEMENT OF OPERATIONS	PRIOR OWNER (DATE ACQUIRED)	MEANS OF ACCESS	TOTAL ORIGINAL COST OF EACH PROPERTY	NET SALEABLE RECOVERABLE RESERVES(1) (CUBIC FEET)	SALEABLE RECOVERABLE RESERVES (YEARS) (2)
-----------------	--------------------	------------------	----------------	--------------------	--------------------	------------------
E. L. Smith	1880	E.L. Smith Quarry Co. (1948)	Paved road	$7,562,676	2,459,534,000	4,918
Adam-Pirie	1880	J.K. Pirie Quarry (1955)	Paved road	$4,211,363	948,886,000	6,559
Bethel	1900	Woodbury Granite Company, Inc. (1957)	Dirt road	$174,024	76,529,000	382
Royalty/Berkeley	1923	Coggins Granite (1991)	Paved road	$2,794,500	6,691,000	67
Millstone	1985	Coggins Granite (1991)	Paved road	$1,195,900	5,599,000	55
Stanstead	1920	Brodies Limited and Stanstead Granite Company (1960)	Paved road	$505,453	32,563,000	216
Laurentian Pink	1944	Brodies Limited (1960)	Paved road	$860,115	3,864,000	51
American Black	1973	Pennsylvania Granite Inc. (1997)	Paved road	$2,900,000	14,615,000	97
Salisbury	1918	Pennsylvania Granite Inc. (1997)	Paved road	$3,886,592	19,344,000	86
Autumn Rose	1969	Autumn Rose Quarry Inc. (1997)	Paved road	$200,000	708,000	21
Kershaw	1955	Pennsylvania Granite Inc. (1997)	Paved road	$200,000	591,000	21
Coral Gray	1955	Pennsylvania Granite Inc. (1997)	Paved road	$200,000	No estimate	No estimate
Gardenia White	1995	J. Greg Faith	Dirt road	$4,633,000	2,602,000	37
		Thomas E. Ebans, Sr.
		David S. Hooker
		William L. Comolli (1998)

(1) Net saleable reserves are based on internal Company estimates, except for reserves for the E.L. Smith, Adam-Pirie and Bethel quarries, which are based on independent assessments by CA Rich Consultants, Inc. and for the Gardenia White quarry, which are based on an independent assessment by Geomapping Associates.

(2) Based on internal Company estimates using current production levels.

The estimates of saleable reserves of Company are based on historical quarry operations, workable reserves in the existing quarries and immediately adjacent areas, current work force sizes and current demand. While quarry operations decrease the granite deposits, the size of the granite deposits in which the Company's quarries are located are large and extend well beyond existing working quarry perimeters. The Company has historically expanded quarry perimeters or opened other quarries in the deposit as necessary to utilize reserves and the Company believes it has adequate acreage for expansions as and when necessary. The Company has no reason to believe that it will deplete its granite reserves at any time in the foreseeable future.

Dimension granite is not considered a valuable mineral or commodity such as gold, nor is it traded on any commodities exchange. The prices charged by the Company to third parties for granite blocks depend on the characteristics such as color of and costs to quarry each granite block. The price per cubic food currently charged by the Company for its granite blocks is generally comparable to other granite suppliers and typically does not exceed $30.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Class A Common Stock is traded on the NASDAQ National Market under the symbol "ROAC." There is currently no established public trading market for the Class B Common Stock. The Class A Common Stock commenced public trading on October 21, 1997. The table below sets forth the quarterly high and low sales quotations for the Class A Common Stock for each full quarterly period during fiscal years 1999 and 2000 compiled from information supplied by NASDAQ. All prices represent inter dealer quotations without retail mark ups, mark downs or commissions, and may not necessarily represent actual transactions.

1999
	HIGH	LOW
	---------	--------
First Quarter	14 15/16	10 3/8
Second Quarter	12	9 3/4
Third Quarter	11	6 1/16
Fourth Quarter	7 1/8	4 1/4

2000
	HIGH	LOW
	--------	-------
First Quarter	9 1/2	4 1/4
Second Quarter	5 3/4	4 3/16
Third Quarter	6 1/4	3 19/20
Fourth Quarter	6 1/8	4

As of March 23, 2001, based upon information provided by the Company's transfer agent, there were 278 record holders of Class A Common Stock and 28 record holders of Class B Common Stock, which numbers do not include stockholders who beneficially own shares held in street name by brokers.

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

RECENT SALES OF UNREGISTERED SECURITIES

The Company made no sales of unregistered securities during fiscal 2000.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated historical financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for and as of the end of each years in the five-year period ended December 31, 2000 are derived from the consolidated financial statements of the Company, which financial statements have been audited by KPMG LLP, independent certified public accountants ("KPMG"). The following selected consolidated financial data should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of the Company, including the notes thereto, referred to in Item 8.

	YEAR ENDED DECEMBER 31,
	-------------------------------------------
	1996	1997	1998	1999	2000
	-------	-------	--------	---------	--------
STATEMENT OF OPERATIONS DATA:
Net Revenues:
Quarrying	$12,083	$14,090	$19,225	$22,181	$22,887
Manufacturing	32,586	38,336	44,294	37,414	27,183
Retailing	-	1,781	18,597	36,933	40,622
Total net revenues	44,669	54,207	82,746	96,527	90,693
Gross Profit:
Quarrying	5,158	5,606	8,780	9,973	9,871
Manufacturing	8,248	9,302	10,842	7,791	6,801
Retailing	-	1,198	10,799	19,579	22,389
Total gross profit	13,406	16,106	30,421	37,344	39,061
Selling, general and administrative expenses	9,131	11,036	20,371	32,086	33,164
Income from operations	4,275	5,070	10,049	6,103	5,897
Interest expense	1,723	1,576	511	2,034	2,143
Income before provision for income taxes	2,552	3,494	9,539	3,224	3,754
Provision for income taxes	643	849	2,303	1,395	1,291
Net income before cumulative effect of a change in accounting principle	$1,909	$2,645	$7,236	$1,829	$2,463
Net income per share	$0.55	$0.62	$0.98	$0.22	$0.33
Net income per share assuming dilution	$0.45	$0.53	$0.91	$0.21	$0.33
Weighted average number of shares outstanding	3,500	4,290	7,349	7,509	7,447
Weighted average number of shares outstanding assuming dilution	4,208	4,997	7,984	7,826	7,576

	AS OF DECEMBER 31,
	------------------------------------
	1996	1997	1998	1999	2000
	-------	--------	--------	-------	-------
BALANCE SHEET DATA:
Cash and cash equivalents	$763	$8,637	$4,701	$4,877	$9,501
Working capital	13,286	28,737	26,520	18,386	28,875
Total assets	47,995	93,137	121,893	130,669	135,554
Long-term debt, net of current maturities	13,054	975	12,880	12,620	18,527
Stockholders' equity	17,371	77,844	85,837	86,382	88,720

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

In June 1997, the Company acquired the successor to Keystone Memorials, Inc. ("Keystone") and in October 1997, acquired Childs & Childs Granite Company, Inc. ("C&C"), both granite memorial manufacturers in Elberton, Georgia. In connection with the Keystone and C&C acquisitions, the Company also acquired Southern Mausoleums, Inc. (collectively referred to as the "Acquired Manufacturing Operations"). Also in connection with the Keystone and C&C acquisitions, the Company acquired three granite quarrying companies operating quarries located in Georgia, Pennsylvania, North Carolina, South Carolina and Oklahoma. In November 1998, the Company acquired another quarry company (the "White Gardenia Quarry") in North Carolina. In October 1997, the Company acquired the Keith Monument Company and related companies that are engaged in the retail sales of granite memorials to consumers in the State of Kentucky. During the year ended December 31, 1998, the Company acquired 13 more retail monument companies, thereby expanding its retail presence to locations in Georgia, Iowa, Illinois, Minnesota, Nebraska, New Jersey, Pennsylvania, Ohio and South Dakota (the "1998 Retail Acquisitions"). During the year ended December 31, 1999, the Company acquired an additional 13 retail monument companies and in so doing strengthened its existing retail presence in certain states while expanding its retail presence to Connecticut, Rhode Island, Massachusetts and Missouri (the "1999 Retail Acquisitions"). In 2000, the Company acquired 2 memorial retailers in 2 separate and independent transactions, thereby acquiring 3 retail sales outlets in the states of Connecticut and Iowa (the "2000 Acquisitions"). The Company also acquired 16 cemetery properties and 1 memorial retailer located in the state of Kentucky as of January 2, 2001. The Company paid a total aggregate purchase price in the 2000 Acquisitions of approximately $655,000, all of which was paid in cash; and approximately $6.8 for the Kentucky cemeteries and retailer acquired in January 2001, all of which was paid in cash.

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

The Company records revenues from quarrying, manufacturing and retailing. The granite quarried by the Company is sold both to outside customers and used by the Company's manufacturing division. The Company records revenue and gross profit related to the sale of granite sold to an outside customer either when the granite is shipped or when the customer selects and identifies the blocks at the quarry site. The Company does not record a sale, nor does the Company record gross profit, at the time granite is transferred to the Company's manufacturing division. The Company records revenue and gross profit related to internally transferred granite only after the granite is manufactured into a finished product and sold to an outside customer. Manufacturing revenues related to outside customers are recorded when the finished product is shipped from Company facilities. Manufacturing revenues related to internally transferred finished products are recorded when ultimately sold at retail to an outside customer. Retailing revenues are recorded when the finished monument is placed in the cemetery. For a more detailed description of the Company's revenue recognition, please see Footnote 1(n) of the Consolidated Financial Statements.

The following table sets forth certain historical statement of operations data as a percentage of net revenues with the exception of quarrying, manufacturing and retailing gross profit, which are shown as a percentage of quarrying, manufacturing and retailing revenues, respectively.
	YEAR ENDED DECEMBER 31,
	-------------------------------------------
	1998	1999	2000
	---------	---------	--------
STATEMENT OF OPERATIONS DATA:
Net Revenues:
Quarrying	23.2%	23.0%	25.2%
Manufacturing	54.3%	38.8%	30.0%
Retailing	22.5%	38.3%	44.8%
Total net revenues	100.0%	100.0%	1000%
GROSS PROFIT:
Quarrying	45.7%	45.0%	43.1%
Manufacturing	24.1%	20.8%	25.0%
Retailing	58.1%	53.0%	55.1%
Total gross profit	36.7%	38.7%	43.1%
Selling, general & administrative expenses	24.6%	33.2%	36.6%
Income from operations	12.1%	6.3%	6.5%
Interest expense	0.6%	2.1%	2.4%
Income before provision for income taxes	11.5%	3.3%	4.1%
Provision for income taxes	2.8%	1.4%	1.4%
Net income	8.7%	1.9%	2.7%
	=====	=====	======

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Revenues for the fiscal year ended December 31, 2000 decreased 6.0% to $90.7 million from $96.6 million for the year ended December 31, 1999. Quarrying revenues increased $.7 million, mostly due to a greater percentage of its shipments being made to outside customers. Manufacturing revenues declined $10.2 million, primarily a result of the Keystone Sale and increased shipments to the Company's owned retailers. Retailing revenues increased $3.7 million due to the positive impact of a full year's revenue from the 1998 Retail Acquisitions and revenues generated by the 1999 Retail Acquisitions.

Gross profit dollars for the fiscal year ended December 31, 2000 increased 4.6% to $39.0 million from $37.3 million for the fiscal year ended December 31, 1999. Quarrying gross profit decreased $100,000. The quarrying gross profit percentage decreased to 43.1% in 2000 from 45.0% in 1999, primarily as a result of slightly lower gross profit margin at the Company's Barre and Bethel quarries.

Manufacturing gross profit decreased $1.0 million, which was attributable to lower manufacturing revenues as described above. The manufacturing gross profit increased to 25.0% in 2000 from 20.8% in 1999, as a result of significantly stronger gross profit margins at the Company's Barre, Beebe, and Industrial Products operations.

Retailing gross profit increased $2.8 million in 2000 as a result of owning and operating the 1999 Retail Acquisitions for the full 2000 fiscal year. The retailing gross profit percentage increased from 53.0% to 55.1% primarily due to a slightly stronger performance by the 1998 Retail Acquisitions.

Selling, general and administrative expenses for 2000 increased 3.4% to $33.1 million from $32.1 million. As a percentage of net sales, these expenses for 2000 increased to 36.6% from 33.2%. The absolute increase in selling, general and administrative expenses was primarily caused by the Company's increase in retail sales, which carry substantially higher selling costs than the Company's other sources of revenue; the relative decrease in selling, general and administrative expenses was primarily caused by the Company's ability to begin to leverage its investment in retail as the size of that segment increases.

Interest expense for the fiscal year ended December 31, 2000 increased to $2.1 million from $2.0 million for the fiscal year ended December 31, 1999. This increase was due to higher interest rates during the first half of the year.

Income taxes as a percentage of earnings before taxes decreased to 34.4% in 2000 from 43.3% in 1999. This was primarily the result of the $845,000 loss from the Keystone Sale in 1999 which was not deductible for tax purposes.

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

Gross profit for the fiscal year ended December 31, 1999 increased 22.7% to $37.3 million from $30.4 million for the fiscal year ended December 31, 1998. Quarrying gross profits increased $1.2 million as a result of the increase in quarry sales. The quarrying gross profit percentage decreased to 45.0% in 1999 from 45.7% in 1998.

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

Selling, general and administrative expenses for 1999 increased 57.5% to $31.2 million from $20.4 million. As a percentage of net sales, these expenses for 1999 increased to 33.2% from 24.6%. The absolute increase in selling, general and administrative expenses was primarily caused by the Company's increase in retail sales, which carry substantially higher selling costs than the Company's other sources of revenue; the relative increase in selling, general and administrative expenses was primarily caused by the Company's continued investment in people to support and foster the growth in its retail operations.

Interest expense for the fiscal year ended December 31, 1999 increased to $2.0 million from $.5 million for the fiscal year ended December 31, 1998. This increase was due to increased borrowings by the Company to support its retail acquisition growth strategy.

Income taxes as a percentage of earnings before taxes increased to 43.3% in 1999 from 24.1% in 1998. This was primarily the result of three factors: (1) the $845,000 loss from the Keystone Sale which was not deductible for tax purposes; (2) an increase in the relative effect of state taxes; and (3) an increase in the effect of Canadian taxes due to a relatively high proportion of the Company's profits being generated by its Canadian subsidiary.

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

Selling, general and administrative expenses for 1998 increased 84.6% to $20.4 million from $11.0 million in 1997. Acquired operations accounted for all of this increase as the existing operations reported a reduction in selling, general and administrative expenses of $.6 million. As a percentage of net sales, these expenses for 1998 increased 24.6% from 20.3% in 1997. This increase is attributable to the introduction of retailing activities, which have a higher level of selling, general and administrative expenses, and the Company's investment in people in anticipation of continued growth.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. The Company considers its liquidity to be adequate to meet its long and short-term cash requirements. Historically the Company has met these requirements from cash generated by operating activities and periodic borrowings under commercial credit facilities. The Company's recent acquisitions have increased its requirements for external sources of liquidity, and the Company anticipates that this trend will continue as it further implements its growth strategy.

Cash Flow. For 2000, net cash provided by operating activities was $4.7 million. This result was primarily attributable to depreciation, depletion and amortization of $4.7 million, net income of $2.5 million, and a decrease in inventories of $500,000. These were partially offset by an increase in trade receivables of $1.3 million. Net cash used in investing activities was $2.8 million, used primarily for acquisitions and capital expenditures. Net cash provided by financing activities was $2.9 million, most of which was from net borrowings under commercial credit facilities.

Capital Resources. The Company has a credit facility with the CIT Group/Business Credit ("CIT"). The facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable and inventory. As of December 31, 2000, the Company had $18.5 million outstanding and $11.5 million available under the term loan line of credit and $10.3 million outstanding and $7.4 million available under the revolving line of credit facility.

The Company has a multi-tiered interest rate structure on its outstanding debt with CIT. As of December 31, 2000, the interest rate structure was as follows:

	Amount	Formula	Effective Rate
Revolving Credit Facility	$3.0 million	LIBOR + 1.75%	8.57%
	7.3 million	Prime - .50%	9.00%
Term Loans	12.0 million	LIBOR +1.75%	8.57%
	6.0 million	Prime - .25%	9.25%
	.5 million	Prime - .50%	9.00%

The Company's primary need for capital will be to maintain and improve its manufacturing, quarrying, and retail facilities and to finance acquisitions as part of its growth strategy. The Company has approximately $3.0 million budgeted for capital expenditures in 2001. The Company believes that the combination of cash flow from operations and its existing credit facilities will be sufficient to fund its operations for at least the next twelve months.

SEASONALITY

Historically, the Company's operations have experienced certain seasonal patterns. Generally the Company's net sales have been highest in the second quarter and lowest in the first quarter of each year due primarily to weather. Cemeteries in northern areas generally do not accept granite memorials during winter months when the ground is frozen because they cannot be properly set. In addition, the Company typically closes certain of its Vermont and Canadian quarries during these months because of increased operating costs attributable to adverse weather conditions. As a result, the Company has historically incurred a net loss during the first three months of each calendar year.

INFLATION

The Company believes that the relatively moderate rates of inflation experienced in recent years have not had a significant effect on its results of operations.

YEAR 2000

The Company did not experience any interruption to its business or operations as a result of the transition to the year 2000. Costs association with year 2000 remediation were not material to the Company's financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has financial instruments that are subject to interests rate risk, principally debt obligations under its credit facilities. Historically, the Company has not experienced material gains or losses due to interest rate changes. Based on the Company's current variable rate debt obligations, the Company believes its exposure to interest rate risk is not material.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The information required for this item is included in this Annual Report on Form 10-K on Pages i through xxix, inclusive, and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Certain information concerning directors and executive officers of the Company is set forth below:

NAME OF DIRECTORS AND EXECUTIVE OFFICERS(1)	AGE	POSITIONS WITH THE COMPANY
------------------------------------------------------------------------------------	-------	--------------------------------------------------------
George R. Anderson	61	Director
John L. Forney	39	Director, President and Chief Operating Officer/Memorials Division; Chief Financial Officer, Treasurer
James L. Fox	49	Director
Jon M. Gregory	51	President and Chief Operating Officer/Quarries Division, Director
Richard C. Kimball	59	Chief Strategic and Marketing Officer, Vice Chairman of the Board of Directors
Kurt M. Swenson	56	President and Chief Executive Officer, Chairman of the Board of Directors
Charles M. Waite	68	Director
Frederick E. Webster Jr.	63	Director
------------------------------

(1) Each executive officer serves for a term of one year (and until his successor is chosen and qualified).

George R. Anderson has been a director of the Company since 1984. From 1984 until February 1999, Mr. Anderson was also Chief Financial Officer and Treasurer. Mr. Anderson joined the Company in 1969 as Chief Accountant and subsequently held the position of Controller. He has been a director of the Barre Granite Association and a trustee of the Granite Group Insurance Trust and the Barre Belt Multi-Employer Pension Plan. Mr. Anderson's current term as a director will expire in 2002.

John L. Forney has been President and Chief Operating Officer/Memorials Division since January 2001 and Chief Financial Officer and Treasurer of the Company since February 1999. He has been a director of the Company since February 2001. Prior to assuming these position and since 1996, Mr. Forney was Senior Vice President of Finance at Raymond James & Associates, Inc. From 1994 to 1996, Mr. Forney was a Vice President at Morgan Stanley & Company. Mr. Forney's current term as director will expire in 2002.

James L. Fox has been Executive Vice President and General Manager of First Data Investor Services Group, a division of First Data Corporation, since 1989. Mr. Fox has been a director of the Company since October 1997. Mr. Fox's current term as a director of the Company will expire at the 2001 annual shareholders meeting.

Jon M. Gregory has been President and Chief Operating Officer/Quarries Division of the Company since 1993. Mr. Gregory was elected by the Board of Directors to his current directorship in October 1998. Since joining the Company in 1975, Mr. Gregory has served in various positions including Senior Vice President - Memorials Division, Manager of Manufacturing and line production supervisor. Mr. Gregory's current term as a director will expire in 2003.

Richard C. Kimball has been Chief Strategic and Marketing Officer of the Company since January 2001 and Vice Chairman of the Company's Board of Directors since 1993. From 1993 to January 2001, he was Chief Operating Officer/Wholesale Division. He has been a director of the Company since 1986. Prior to joining the Company, Mr. Kimball served as a director, principal and President of The Bigelow Company, Inc., a strategic planning and investment banking firm from 1972 until 1993. Mr. Kimball's current term as a director will expire in 2003.

Kurt M. Swenson has been President, Chief Executive Officer and Chairman of the Board of Directors of the Company since 1984. Prior to the IPO, Mr. Swenson had been the Chief Executive Officer and a director of Swenson Granite Company, Inc. since 1974, and currently serves as non-officer Chairman of the Board of Swenson Granite Company, LLC, a Delaware limited liability company engaged in the granite curb and landscaping business. He is also a director of the American Monument Association, the National Building Granite Quarries Association and Group Polycor International and its subsidiaries. Mr. Swenson's current term as a director will expire in 2003.

Charles M. Waite has been a director of the Company since 1985. Since 1989, Mr. Waite has been managing partner of Chowning Partners, a financial consulting firm that provides consulting services to New England companies. Mr. Waite's current term as a director will expire at the 2001 annual shareholders meeting.

Frederick E. Webster Jr., Ph.D. has been a Professor of Management at the Amos Tuck School of Business Administration of Dartmouth College since 1965. He is also a management consultant and lecturer. Mr. Webster has been a director of the Company since October 1997. Mr. Webster's current term as a director will expire in 2002.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information with respect to the Chief Executive Officer of the Company and each of the four other most highly compensated executive officers of the Company (the "Named Executive Officers") for the years ended December 31, 2000, December 31, 1999 and December 31, 1998.

SUMMARY COMPENSATION TABLE
				LONG-TERM
				COMPENSATION
		SALARY	BONUS	SECURITIES	ALL OTHER
NAME AND PRINCIPAL POSITION	YEAR	ANNUAL COMPENSATION		UNDERLYING OPTIONS (#)	COMPENSATION (1)
Kurt M. Swenson	2000	$340,080	$0	- 0 -	$1,200
Chief Executive Officer and Chairman of the Board of Directors	1999	$340,080	$ 0	- 0 -	$1,150
	1998	$310,320	$36,000	- 0 -	$1,150
Richard C. Kimball (2)	2000	$240,000	$0	- 0 -	$1,200
Chief Strategic and Marketing Officer and Vice Chairman of	1999	$240,000	$ 0	25,000	$1,150
the Board of Directors	1998	$210,360	$33,000	- 0 -	$1,150
John L. Forney (3)	2000	$192,000	$0	75,000	$1,200
President and Chief Operating Officer/Memorials Division and	1999	$185,040	$ 0	- 0 -	$1,150
Chief Financial Officer and Treasurer and Director	1998	-	-	-	-
Jon M. Gregory	2000	$192,000	$0	75,000	$1,200
President and Chief Operating Officer/Quarries Division, Director	1999	$185,040	$ 0	- 0 -	$1,150
	1998	$171,920	$22,000	- 0 -	$1,150
John E. Keith (4)	2000	$192,000	$0	75,000	$1,200
Chief Operating Officer/Keith Business Unit	1999	$170,040	$0	- 0 -	$1,150
	1998	$165,000	$17,500	- 0 -	$1,150

(1) In each case, represents a matching contribution under the Company's 401(k) Plan.

(2) Mr. Kimball has been Chief Strategic and Marketing Officer since January 1, 2001.

(3) Mr. Forney has been the President and Chief Operating Officer/Memorials Division of the Company since January 1, 2001.

(4) Mr. Keith served as President/Memorials Division until December 31, 2000 and is currently service as Chief Operating Officer/Keith Business Unit.

STOCK OPTION GRANTS

The following table sets forth information concerning options to purchase Class A Common Stock granted by the Company to Named Executive Officers during the 2000 fiscal year. Except as set forth below, the Company did not grant options to purchase its Class A or Class B Common Stock to any Named Executive Officer.

OPTION GRANTS IN LAST FISCAL YEAR

					Potential Realizable Value
	Number of Securities	Percent of Total Options	Exercise		At Assumed Annual Rates
	Underlying	Granted to Employees	Price	Expiration	of Stock Price Appreciation
Name	Options Granted	in Fiscal year	($/Sh)	Date	for Option Term
					5%($)	10%($)
John L. Forney	75,000 (1)	19%	$4.94	07/20/2004	$79,500	$171,750
John E. Keith	75,000 (1)	19%	$4.94	07/20/2004	$79,500	$171,750

(1) The options vest in 1/3 increments on July 20, 2001, 2002 and 2003, respectively.

The following table sets forth information concerning options to purchase Class A and Class B Common Stock held by the Named Executive Officers. The Class B Common Stock is convertible on a share-for-share basis into Class A Common Stock. The Company has not granted any stock appreciation rights.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

NAME			EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE
	SHARES		NUMBER OF SECURITIES		VALUE OF UNEXERCISED
	ACQUIRED ON	VALUE	UNDERLYING UNEXERCISED		IN-THE-MONEY OPTIONS
	EXERCISE	REALIZED	OPTIONS AT DECEMBER 31, 2000		AT DECEMBER 31, 2000 (1)
Kurt M. Swenson	-	-	5,000	-	$1,900	-
Richard C. Kimball	-	-	15,000 (2)	10,000	$3,800	-
Jon M. Gregory	-	-	50,000	-	$38,000	-
John L. Forney	-	-	-	75,000	-	-
John E. Keith	-	-	-	75,000	-	-

(1) These values are calculated using the $4.50 per share closing price of the Class A Common Stock on the NASDAQ National Market on December 31, 2000.

(2) Includes options to purchase 5,000 shares of Class B Common Stock and 10,000 shares of Class A Common Stock.

PENSION PLANS

The Company maintains a qualified pension plan (the "Pension Plan"), and has entered into non-qualified salary continuation agreements (the "Salary Continuation Agreements") with certain officers of the Company, including the Named Executive Officers listed in the table on the next succeeding page. The Company's Pension Plan is noncontributory and provides benefits based upon length of service and final average earnings. Generally, employees age 21 with one year of continuous service are eligible to participate in the Pension Plan. The annual pension benefits shown for the Pension Plan assume a participant attains age 65 during 2001 and retires immediately. The Employee Retirement Income Security Act of 1974 places limitations on the compensation used to calculate pensions and on pensions which may be paid under federal income tax qualified plans, and some of the amounts shown on the following table may exceed the applicable limitations. Such limitations are not currently applicable to the Salary Continuation Agreements.

The following table shows the total estimated annual retirement benefits payable upon normal retirement under the Pension Plan for the Named Executive Officers at the specified executive remuneration and years of continuous service.

PENSION PLAN TABLE

FINAL AVERAGE
COMPENSATION	15 YEARS	20 YEARS	25 YEARS	30 YEARS	35 YEARS
$125,000	$39,098	$52,078	$65,097	$78,117	$78,117
$150,000	$47,308	$63,078	$78,847	$94,617	$94,617
$175,000	$55,558	$74,078	$92,597	$111,117	$111,117
$200,000	$63,808	$85,078	$106,347	$127,617	$127,617
$225,000	$72,058	$96,078	$120,097	$144,117	$144,117
$250,000	$80,308	$107,078	$133,847	$160,617	$160,617
$275,000	$88,558	$118,078	$147,597	$177,117	$177,117
$300,000	$96,808	$129,078	$161,347	$193,617	$193,617
$325,000	$105,058	$140,078	$175,097	$210,117	$210,117
$350,000	$113,308	$151,078	$188,847	$226,617	$226,617

These calculations are based on the retirement formula in effect as of December 31, 2000, which provides an annual life annuity at age 65 equal to 1.8% of a participant's final five-year average compensation (excluding bonus) plus .4% of a participant's final five-year average compensation in excess of social security covered compensation times years of service to a maximum of 30 years. Estimated years of continuous service for each of the Named Executive Officers, as of December 31, 2000 and rounded to the full year, are: Mr. Forney, 2 years; Mr. Gregory, 25 years; Mr. Kimball, 8 years; and Mr. Swenson, 27 years.

In addition, the Company's Salary Continuation Agreements provide for supplemental pension benefits to certain officers of the Company, including the Named Executive Officers listed in the table below. The following table sets forth the supplemental pension benefits for the specified Named Executive Officers under their respective Salary Continuation Agreements.

			ANNUAL
		TOTAL YEARS	RETIREMENT
	ANNUAL BASE	OF SERVICE	BENEFIT
NAME	COMPENSATION	AT AGE 65	AT AGE 65
R. Kimball	$240,000	12	28,800
K. Swenson	$340,080	26	97,263
J. Gregory	$192,000	39	44,928

These calculations are based on individual Salary Continuation Agreements, which provide a 100% joint and survivor annuity at age 65 equal to a percentage, ranging from .6% to 1.1%, of a participant's highest annual base compensation times full years of service. The percentage range has been determined by the Board of Directors. There are no compensation increases assumed in these calculations.

COMPENSATION OF DIRECTORS

Directors who are not also officers of the Company are paid annual directors' retainers of $10,000 and $500 for each meeting of the Board, including committee meetings. Directors are also eligible for stock option grants under the Company's Amended and Restated 1994 Stock Plan.

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

The Company also has employment with each of the other Named Executive Officers (such employment agreements being referred to collectively as the "Other Employment Agreements"), each of which provides for an initial five-year employment term commencing on October 24, 1997, with the exception of the Company's agreement with John L. Forney, which has a five-year term commencing on January 22, 1999. In addition, Mr. Keith's original employment agreement has been amended and restated to extend his term of employment to December 31, 2004. The Other Employment Agreements provide for benefits of the type generally provided to key executives of the Company, and for continued payment of salary and benefits over the remainder of the term if the employee's employment is terminated by the Company without Cause (as defined in the Other Employment Agreements). The Other Employment Agreements or related undertakings generally prohibit the employee from competing with the Company during the term of employment and for two years thereafter, and contain customary confidentiality provisions in favor of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 23, 2001, certain information with respect to the beneficial ownership of the Common Stock by each (i) director, (ii) executive officer and (iii) beneficial owner of more than 5% of either class of the outstanding Common Stock known to the Company, based on Securities and Exchange Commission filings and other available information and (iv) by all directors and executive officers of the Company as a group. The Class B Common Stock is convertible on a share-for-share basis into Class A Common Stock. The Class B Common Stock is entitled to ten votes per share and the Class A Common Stock is entitled to one vote per share. Unless otherwise indicated, each person has sole voting and investment power with respect to the shares listed opposite such person's name.

		PERCENT OF		PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)	NUMBER	CLASS	NUMBER (2)	CLASS (2)
	SHARES OF CLASS B		SHARES OF CLASS A
	COMMON STOCK		COMMON STOCK
	BENEFICIALLY OWNED		BENEFICIALLY OWNED
Wellington Management Company, LLP (3)
75 State Street
Boston, MA 02109	-	-	808,000	17.0%
Douglas M. Schair (4)
PO Box 402
Portland, ME 04112	-	-	385,173	8.1%
Dimensional Fund Advisors (5)
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401	-	-	333,700	7.0%
Kurt M. Swenson (6) **	1,005,000	35.7%	1,135,000	19.7%
Kevin C. Swenson (7)	1,023,489	36.3%	1,023,489	17.7%
Robert L. Pope	161,375	5.7%	161,375	3.3%
Richard C. Kimball (8) **	34,126	1.2%	130,426	2.7%
John E. Keith**	-	-	40,540	*
George R. Anderson (9) **	25,000	*	75,000	1.6%
Jon M. Gregory (10) **	40,000	1.4%	79,126	1.7%
Charles M. Waite**	29,126	1.0%	30,000	*
James L. Fox **	-	-	2,618	*
John L. Forney **	-	-	-	-
Frederick E. Webster Jr. **	-	-	-	-
All directors and executive officers as a group (9 persons)	1,133,252	40.2%	1,492,710	25.4%
7

**Executive Officer and/or Director

* Less than 1%

(1) The business address of each director and executive officer of the Company is c/o Rock of Ages Corporation, 772 Graniteville Road, Graniteville, Vermont 05654.

(2) For each beneficial owner (and directors and executive officers as a group), (i) the number of shares of Class A Common Stock listed includes (or is comprised solely of) a number of shares equal to the number of shares of Class B Common Stock, if any, listed as beneficially owned by such beneficial owner(s) and (ii) the percentage of Class A Common Stock listed assumes the conversion on March 23, 2001 of all shares of Class B Common Stock, if any, listed as beneficially owned by such beneficial owner(s) into Class A Common Stock and also that no other shares of Class B Common Stock beneficially owned by others are so converted.

(3) According to a Schedule 13G dated February 13, 2001, Wellington Management Company, LLP, in its capacity as an investment advisor, may be deemed to be the beneficial owner of the listed shares which are held of record its clients.

(4) Based solely on Mr. Schair's Schedule 13D dated December 22, 2000 and information provided by Mr. Schair as of March 9, 2001.

(5) According to a Schedule 13G dated February 2, 2001, Dimensional Fund Advisors Inc., in its capacity as an investment advisor or manager, may be deemed to be the beneficial owner of the listed shares which are held of record by certain investment companies, trusts or other accounts that it advises or manages.

(6) Kurt M. Swenson is the brother of Kevin C. Swenson. Includes 5,000 shares of Class B Common Stock subject to currently exercisable options. Includes 1,000,000 shares of Class B Common Stock and 130,000 shares of Class A Common Stock held by the Kurt M. Swenson Revocable Trust of 2000. Kurt M. Swenson, as the sole trustee of the Kurt M. Swenson Revocable Trust of 2000, beneficially owns such shares.

(7) Kevin C. Swenson is the brother of Kurt M. Swenson.

(8) Includes 10,000 shares of Class A Common Stock subject to currently exerciseable options and 5,000 shares of Class B Common Stock subject to currently exerciseable options.

(9) All 25,000 shares of Class B Common Stock listed are subject to currently exercisable stock options.

(10) All 40,000 shares of Class B Common Stock listed are subject to currently exercisable stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with and prior to its initial public offering in 1997, the Company effected a reorganization whereby, among other things, the Company's then parent corporation Swenson Granite Company, Inc. ("Swenson Granite") was merged with and into the Company, with the Company as the surviving corporation, and, immediately prior to such merger, Swenson Granite distributed its curb and landscaping business to its stockholders through a pro rata distribution of all of the member interests in a newly formed limited liability company named Swenson Granite Company LLC ("Swenson LLC"). Kurt M. Swenson, the Company's Chairman, President and Chief Executive Officer, and his brother Kevin C. Swenson, each own approximately 30.3% of Swenson Granite LLC. Certain other executive officers and directors of the Company collectively own approximately 9% of Swenson LLC. Kurt M. Swenson serves as a non-officer Chairman of the Board of Swenson LLC, but has no involvement with its day-to-day operations. Robert Pope, a holder of more than 5% of the Class B Common Stock, is the President and Chief Executive Officer, and owns approximately 5% of Swenson LLC. Neither Kurt M. Swenson nor any other officer of the Company receives salary, bonus, expenses or other compensation from Swenson LLC, except for any pro rata share of earnings attributable to their ownership interest in Swenson LLC.

Swenson LLC owns two granite quarries, one in Concord, New Hampshire and another in Woodbury, Vermont. Both have been owned by Swenson LLC (or its predecessor Swenson Granite) for more than 40 years. Because of the proximity of the Woodbury quarry to Barre, Vermont, the Company provides, and may continue to provide, certain maintenance services and parts to the Woodbury quarry and is reimbursed for the cost of such services. During 2000, the Company received approximately $127,000 for such maintenance service and parts. Both the Company and Swenson LLC have the right to terminate these services at any time and the Company has no obligation to purchase or continue to purchase Woodbury granite from Swenson LLC. The Company also purchases Concord blocks from Swenson LLC at market prices. The Company's purchases of granite provided by Swenson LLC in 2000 were approximately $55,000 . Swenson also purchases granite blocks and slabs from the Company. Such purchases amounted to approximately $40,000 in 2000. The Company believes these arrangements with Swenson LLC are as favorable, or more favorable, to the Company than would be available from an unrelated party for comparable granite blocks.

In connection with the acquisition of Keith Monument in 1997, the Company entered into a five-year triple-net lease agreement with John E. Keith, who was an executive officer of the Company during fiscal 2000, for office buildings and retail locations. The lease provides for, and in 2000 the Company paid, annual rental payments of $190,846.

In February and April 2000 the Company loaned $130,000 to Richard C. Kimball and $143,186 to Jon M. Gregory, in connection with the exercise of certain stock options by them. Mr. Kimball and Mr. Gregory are both directors and executive officers of the Company. The purpose of the loans was to assist Mr. Kimball and Mr. Gregory in paying certain taxes incurred in connection with the exercise of Company stock options and the resulting Alternative Minimum Tax imposed on the unrealized gain on the transactions. The loans are each evidenced by a demand promissory note and are secured by a pledge of the shares acquired in the option exercises. The notes are payable on demand and provide for annual interest of 5.88% on the outstanding principal balance. As of March 26, 2001, $130,000 remained outstanding on the loan to Mr. Kimball and $74,543 remained outstanding on the loan to Mr. Gregory.

On September 22, 2000, the Company repurchased 30,000 shares of Class B Common Stock from Mark A. Gherardi, a Senior Vice President of the Company, in connection with Mr. Gherardi's resignation from the Company. The purchase price for the shares was $5.9375 per share, the closing bid price of the Company's Common Stock on the date prior to the repurchase, for a total purchase price of $178,125.

On January 3, 2001, the Company acquired 16 cemeteries and one granite memorial retailer in Kentucky owned by the Loewen Group, Inc. ("Loewen") for $6.8 million. The Company acquired the cemeteries from Loewen as the designee of Keith & Keith Enterprises, LLC ("Keith"), a limited liability company owned by John E. Keith and Roy H. Keith Jr. John Keith is currently the Chief Operating Officer of Keith Monument Company LLC and Rock of Ages Kentucky Cemeteries LLC, both wholly owned subsidiaries of the Company. Roy Keith Jr. is a Vice President of Keith Monument Company LLC and Rock of Ages Kentucky Cemeteries LLC. Keith was the successful bidder in a bankruptcy auction of the combined package of 31 funeral homes and 19 cemeteries in Kentucky owned by Loewen. The Company agreed to purchase 16 of the cemetery properties and 1 memorial retailer which were a part of the combined package. The purchase price of $6.8 million paid by the Company was the result of arms-length negotiations with Keith and the transaction was approved by the Company's nonemployee directors. In connection with the transaction, John Keith entered into an amended and restated employment agreement with the Company, pursuant to which he receives $182,500 in annual base salary and a bonus based on the annual EBIT of combined cemetery and memorial sales operations in Kentucky and Southern Illinois. In addition, Keith agreed to extend the term of his employment agreement to December 31, 2004.

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

(b) Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended December 31, 2000.

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2000, 1999 and 1998

(With Independent Auditors' Report Thereon)

ROCK OF AGES CORPORATION AND SUBSIDIARIES

INDEPENDENT AUDITORS' REPORT

The Board of Directors of Rock of Ages Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Rock of Ages Corporation and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rock of Ages Corporation and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, the Company adopted the provisions of Statement of Position 98-5, "Reporting the Costs of Start-Up Activities," in 1999.

KMPG LLP

/s/ KPMG LLP

March 2, 2001

Boston, Massachusetts

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2000 and 1999

ASSETS (note 6)	2000	1999
	--------	--------
Current assets:
Cash and cash equivalents	$9,501,365	$4,877,214
Trade receivables, less allowance for doubtful accounts of $1,303,054 in 2000 and $1,826,150 in 1999 (note 5)	15,486,560	14,127,848
Due from affiliates (note 11)	147,429	95,289
Inventories (notes 2 and 5)	22,910,377	23,291,807
Income taxes receivable	521,259	-
Deferred tax assets (note 8)	576,000	585,000
Other current assets	2,865,856	2,250,659
	--------------	--------------
Total current assets	52,008,936	45,227,817
Property, plant and equipment:
Granite reserves and development costs	16,570,984	16,549,564
Land	7,260,436	6,989,004
Buildings and land improvements	16,925,559	15,905,426
Machinery and equipment	32,045,754	34,564,968
Furniture and fixtures	1,544,710	1,150,355
Construction-in-process	203,717	156,937
	-----------------	--------------
	74,551,160	75,316,254
Less accumulated depreciation, depletion and amortization	30,104,619	30,537,131
	----------------	---------------
Net property, plant and equipment	44,446,541	44,779,123
	---------------	------------
Other assets:
Cash surrender value of life insurance, net loans of $95,412 in 2000 and 1999	1,599,487	1,525,132
Intangibles, less accumulated amortization of $3,326,578 in 2000 and $1,914,343 in 1999 (note 3)	36,083,403	37,786,935
Debt issuance costs, less accumulated amortization of $133,094 in 2000 and $90,469 in 1999	92,951	135,676
Due from affiliates (note 11)	219,874	-
Deferred tax assets (note 8)	-	292,377
Intangible pension asset (note 9)	119,483	-
Other	982,883	922,279
	---------------	---------------
Total other assets	39,098,081	40,662,399
	---------------	---------------
Total assets	$135,553,558	$130,669,339
	===========	==========

See accompanying notes to consolidated financial statements

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2000 and 1999

LIABILITIES AND STOCKHOLDERS' EQUITY	2000	1999
	--------------	------------
Current liabilities:
Borrowings under lines of credit (note 5)	$10,340,260	$13,619,846
Current installments of long-term debt	791,697	616,118
Deferred compensation payable (note 9)	163,907	163,907
Trade payables	1,687,420	1,991,930
Accrued expenses	3,429,512	2,404,988
Income taxes payable	-	843,780
Customer deposits	6,720,982	7,201,254
	---------------	---------------
Total current liabilities	23,133,778	26,841,823
Long-term debt, excluding current installments (note 6)	18,527,340	12,620,306
Deferred compensation (note 9)	3,381,305	3,494,136
Deferred tax liability (note 8)	151,000	-
Accrued pension cost (note 9)	438,597	501,190
Accrued post-retirement benefit cost (note 9)	705,537	634,805
Other	496,476	195,417
	----------------	---------------
Total liabilities	46,834,033	44,287,677
Commitments (note 4)
Stockholders' equity (note 10):
Preferred stock - $.01 par value;
2,500,000 shares authorized
No shares issued and outstanding
Common stock - Class A, $.01 par value; 30,000,000 shares authorized;
4,665,219 shares issued and outstanding in 2000
and 4,328,171 in 1999	46,652	43,282
Common stock - Class B, $.01 par value;
15,000,000 shares authorized;
2,826, 438 shares issued and outstanding in
2000 and 3,115,746 shares in 1999, convertible
into equivalent shares of Class A common stock	28,264	31,157
Additional paid-in capital	67,996,227	67,909,375
Retained earnings	21,040,703	18,577,207
Accumulated other comprehensive income	(392,321)	(179,359)
	----------------	---------------
	88,719,525	86,381,662
	-----------------	---------------
Total liabilities and stockholders' equity	$135,553,558	$130,669,339
	===========	===========

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2000, 1999 and 1998

	2000	1999	1998
	-----------	------------	-----------
Net revenues:
Quarrying	$22,886,916	$22,180,179	$19,224,906
Manufacturing	27,183,417	37,414,503	44,923,942
Retailing	40,622,169	36,932,655	18,596,932
	----------------	---------------	---------------
Total net revenues	90,692,502	96,527,337	82,745,780
	--------------	--------------	---------------
Cost of revenues:
Quarrying	13,015,779	12,206,442	10,445,029
Manufacturing	20,382,475	29,623,521	34,081,672
Retailing	18,233,141	17,353,072	7,798,111
	--------------	---------------	-------------
Total cost of revenues	51,631, 395	59,183,035	53,324,812
	----------------	---------------	---------------
Gross profit:
Quarrying	9,871,137	9,973,737	8,779,877
Manufacturing	6,800,942	7,790,982	10,842,270
Retailing	22,389,028	19,579,583	10,798,821
	----------------	---------------	---------------
Total gross profit	39,061,107	37,344,302	30,420,968
Selling, general and administrative expenses	33,163,621	32,086,245	20,371,776
	--------------	---------------	---------------
Income from operations	5,897,486	5,258,057	10,049,192
Interest expense	2,143,226	2,034,129	510,341
	--------------	---------------	---------------
Income before provision for income taxes and cumulative effect of a change in accounting principle	3,754,260	3,223,928	9,538,851
Provision for income taxes (note 8)	1,290,764	1,394,846	2,302,824
	---------------	---------------	---------------
Net income before cumulative effect of a change in accounting principle	2,463,496	1,829,082	7,236,027
Cumulative effect in prior years of a change in accounting principle (net of tax benefit of $47,559) (note 17)	-	(149,781)	-
	--------------	---------------	--------------
Net income	$2,463,496	$1,679,301	$7,236,027
	==========	=========	========
Net income per share - basic:
Net income before cumulative effect of a change in accounting principle	$0.33	$0.24	$0.98
Cumulative effect in prior year of a change in accounting principle (net of tax benefit of $47,559)	-	(0.02)	-
	---------------	---------------	--------------
Net income per share	$0.33	$0.22	$0.98
	==========	=========	========
Net income per share - diluted:
Net income before cumulative effect of a change in accounting principle	$0.33	$0.23	$0.91
Cumulative effect in prior year of a change in accounting principle (net of tax benefit of $47,559)	-	(0.02)	-
	---------------	-------------	--------------
Net income per share	$0.33	$0.21	$0.91
	=========	========	========
Weighted average number of common shares outstanding - basic	7,447,460	7,509,241	7,349,371
Weighted average number of common shares outstanding - diluted	7,575,839	7,825,589	7,984,094

See accompanying notes to consolidated financial statements

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Income

Years ended December 31, 2000, 1999 and 1998

	NUMBER OF SHARES
	ISSUED AND OUTSTANDING
	CLASS A	CLASS B					ACCUMULATED
	COMMON	COMMON	CLASS A	CLASS B	ADDITIONAL		OTHER	TOTAL
	STOCK	STOCK	COMMON	COMMON	PAID-IN	RETAINED	COMPREHENSIVE	STOCKHOLDERS'
	(SHARES)	(SHARES)	STOCK	STOCK	CAPITAL	EARNINGS	INCOME	EQUITY
	---------------	----------------	--------------	------------	--------------	----------------	----------------	--------------
Balance at December 31, 1997	3,800,641	3,487, 957	$38,007	$34,879	$68,277,394	$9,661,879	$(168,247)	$77,843,912
Comprehensive income:
Net income	-	-	-	-	-	7,236,027	-	7,236,027
Cumulative translation adjustment	-	-	-	-	-	-	(286,259)	(286,259)
Minimum liability adjustment	-	-	-	-	-	-	(30,742)	(30,742)
								-----------
Total comprehensive income								6,919,026
								-----------
Conversion of common stock	5,000	(5,000)	50	(50)	-	-	-	-
Exercise of options	-	2,000	-	20	7,460	-	-	7,480
Purchase of options	-	-	-	-	(381,200)	-	-	(381,200)
Acquisitions (note 16)	90,537	-	905	-	1,446,571			1,447,476
	-----------	-------------	-------------	------------	-------------	-----------	-----------	--------------
Balance at December 31, 1998	3,896,178	3,484,957	38,962	34,849	69,350,225	16,897,906	(485,248)	85,836,694
Comprehensive income:
Net income	-	-	-	-	-	1,679,301	-	1,679,301
Cumulative translation adjustment	-	-	-	-	-	-	305,889	305,889
								--------------
Total comprehensive income								1,985,190
								--------------
Retirement of stock	(1,000)	-	(10)	-	-	-	-	(10)
Conversion of common stock	380,370	(380,370)	3,804	(3,804)	-	-	-	-
Exercise of options	-	274,600	-	2,746	716,117	-	-	718,863
Repurchase of stock (note 16)	-	(263,441)	-	(2,634)	(2,796,427)	-	-	(2,799,061)
Acquisitions (note 15)	52,623	-	526	-	639,460	-	-	639,986
	------------	------------	------------	------------	-------------	------------	------------	-------------
Balance at December 31, 1999	4,328,171	3,115,746	$43,282	$31,157	$67,909,375	$18,577,207	$(179,359)	$86,381,662
Comprehensive income:
Net income	-	-	-	-	-	2,463,496	-	2,463,496
Cumulative translation adjustment	-	-	-	-	-	-	(212,962)	(212,962)
								--------------
Total comprehensive income								2,250,534
								-------------
Conversion of common stock	343,626	(343,626)	3,436	(3,436)	-	-	-	-
Exercise of options	-	84,318	-	843	303,257	-	-	304,100
Repurchase of stock	(6,578)	(30,000)	(66)	(300)	(216,405)	-	-	(216,771)
	------------	------------ -	------------	------------	--------------	-------------	------------	--------------
Balance at December 31, 2000	4,665,219	2,826,438	$46,652	$28,264	$67,996,227	$21,040,703	$(392,321)	$88,719,525
	========	========	========	========	==========	=========	========	========

See accompanying notes to consolidated financial statements.

v

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2000, 1999 and 1998

	2000	1999	1998
	----------------	--------------	----------------
Cash flows from operating activities:
Net income	$2,463,946	$1,679,301	$7,236,027
Adjustments to reconcile net cash provided by operating activities:
Depreciation, depletion and amortization	4,670,803	4,010,012	3,308,377
Write down of goodwill	382,864	-	-
Increase in cash surrender value of life insurance	(74,355)	(78,076)	(149,685)
Loss on sale of property, plant and equipment	172,198	842,030	34,078
Cumulative effect of a change in accounting principle	-	149,781	-
Deferred taxes	452,377	2,709	207,044
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	(1,353,744)	400,648	538,321
Increase in due to/from related parties	(272,014)	(99,701)	(31,030)
Decrease (increase) in inventories	494,930	1,671,371	(3,996,110)
Decrease (increase) in other current assets	(600,559)	(613,993)	241,015
Decrease (increase) in intangible pension asset	(119,483)	218,888	(24,852)
Decrease in other assets	(58,603)	59,413	26,462
Decrease in trade payables	(348,629)	(987,382)	(716,437)
Increase (decrease) in accrued expenses	1,014,791	(1,196,545)	(607,247)
Increase (decrease) in income taxes payable/receivable	(1,365,039)	1,482,531	(941,723)
Increase (decrease) in customer deposits	(552,117)	1,241,789	(1,090,054)
Decrease in deferred compensation	(112,831)	(33,856)	(29,398)
Decrease in deferred income	-	(124,386)	(400,000)
Increase (decrease) in accrued pension cost	(62,593)	467,098	34,092
Increase in accrued post-retirement benefit cost	70,732	65,160	42,131
Increase (decrease) in other liabilities	(118,941)	417	-
	-----------	--------------	-------------
Net cash provided by operating activities	4,683,283	9,157,209	3,681,011
	------------	--------------	-------------
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,884,389)	(3,559,510)	(3,462,286)
Proceeds from sale of assets	884,586	137,451	40,725
Decrease (increase) in other investments	-	342,551	(12,424)
Acquisitions, net of cash acquired	(655,081)	(12,919,177)	(20,451,341)
Increase in intangible assets	(152,164)	-	-
Cash included in sale of subsidiary	-	(250,000)	-
	-----------	---------------	------------
Net cash used in investing activities	(2,807,048)	(16,248,685)	(23,885,326)
	------------	--------------	--------------
Cash flows from financing activities:
Net borrowings (repayments) under lines of credit	(3,279,586)	6,933,190	5,358,176
Decrease (increase) in debt issuance costs	-	11,796	(147,398)
Increase in organization costs	-	-	(9,717)
Proceeds from long-term debt	6,500,000	-	12,000,000
Principal payments on long-term debt	(417,387)	(608,216)	(327,016)
Net stock option transactions	87,330	718,853	(373,720)
	-------------	--------------	--------------
Net cash provided by financing activities	2,890,357	7,055,623	16,500,325
	--------------	-------------	--------------
Effect of exchange rate changes on cash	(142,441)	211,899	(231,702)
	-------------	-------------	------------
Net increase (decrease) in cash and cash equivalents	4,624,151	176,046	(3,935,692)
Cash and cash equivalents, beginning of year	4,877,214	4,701,168	8,636,860
	--------------	-------------	-------------
Cash and cash equivalents, end of year	$9,501,365	$4,877,214	$4,701,168
	=========	========	========

See accompanying notes to consolidated financial statements

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	2000	1999	1998
	------------	------------	------------
Supplemental cash flow information:
Cash paid during the year for:
Interest	$2,143,226	$2,112,113	$432,257
Income taxes	2,209,383	(88,691)	3,096,086

Supplemental non-cash investing and financing activities:

During 2000 the Company increased intangibles and other long-term liabilities for $420,000 of covenants- not- to- compete.

On May 28, 1999 the Company exchanged all of the outstanding shares of Keystone Memorial, Inc., a newly formed subsidiary, containing land, buildings and equipment of $2,318,292, inventory of $1,750,000, deferred tax liabilities of $417,564, prepaids of $9,351, intangibles of $47,974 and cash of $250,000 for shares valued at $2,799,061 and a note receivable with a net present value of $399,538. See Note 16 for further discussion.

See Note 15 for non-cash activities relating to the acquisitions.

During 1998 the Company adjusted goodwill and income tax payable for the 1997 acquisitions in the amount of $163,439 upon filing of final tax returns.

	2000	1999	1998
	------------	--------------	---------------
Acquisitions:
Assets acquired	$780,777	$15,364,803	$29,187,584
Liabilities assumed and issued	(125,696)	(1,638,803)	(6,664,933)
Common stock issued	-	(639,986)	(1,447,476)
	-------------	---------------	-----------------
Cash paid	655,081	13,086,014	21,075,175
Costs related to 1998 acquisitions	-	336,976	-
Less cash acquired	-	(503,813)	(623,834)
	-------------	---------------	--------------
Net cash paid for acquisitions	$655,081	$12,919,177	$20,451,341
	=========	==========	=========

See accompanying notes to consolidated financial statements.

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000, 1999 and 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Rock of Ages Corporation and Subsidiaries (the "Company") is an integrated quarrier, manufacturer, wholesaler and retailer of granite and products manufactured from granite.

(a) PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquidated investments purchased with a maturity of three months or less to be cash equivalents.

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

Depreciation expense amounted to $3,174,615, $2,658,965 and $2,547,300 in 2000, 1999 and 1998, respectively, which includes depreciation related to equipment under capital leases.

Cost depletion and amortization of granite reserves and development costs are provided by charges to operations based on cubic feet produced in relation to estimated reserves of the property. Cost depletion and amortization charged to operations amounted to $41,228, $160,109 and $58,080 in 2000, 1999 and 1998, respectively.

(e) INTANGIBLES

Intangibles consist of names and reputations, covenants not to compete, trademarks and other. Names and reputations, also called goodwill, is recorded as a result of acquisitions, and is equal to the purchase price of the acquisition less the value of net assets acquired. The Company amortizes goodwill over 40 years using the straight-line method. Covenants not to compete, which are also recorded as a result of acquisitions, are being amortized over the length of the respective agreements. The Company assesses the recoverability of goodwill by determining whether the amortization over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of impairment, if any, is measured based on discounted projected future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000, 1999 and 1998

(f) DEBT ISSUANCE COSTS

The Company amortizes debt issuance costs using the straight-line method over the term of the related borrowing. Amortization expense was $42,725, $48,023 and $34,595 in 2000, 1999 and 1998, respectively.

(g) ORGANIZATION COSTS

The Company adopted "Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities" as of January 1, 1999. The SOP requires the costs of start-up activities, including organization costs to be expensed as incurred. See Note 17 for further discussion.

Organization costs had previously been capitalized and were amortized using the straight-line method over 60 months. Amortization expense amounted to $53,013 in 1998.

(h) FOREIGN CURRENCY TRANSLATION

The Company translates the accounts of its foreign subsidiaries in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation, under which all assets and liabilities are translated at the rate of exchange in effect at year end. Revenue and expense accounts are translated using weighted average exchange rates in effect during the year. Gains or losses from foreign currency translation are charged to accumulated other comprehensive income which is included in the stockholders' equity in the accompanying consolidated balance sheets.

(i) INCOME TAXES

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

The Company intends to reinvest the unremitted earnings of its non-U.S. subsidiaries and postpone their remittance indefinitely. Accordingly, no provision for U.S. income taxes was required on such earnings during the three years ended December 31, 2000.

(j) STOCK-BASED EMPLOYEE COMPENSATION

The Company uses the intrinsic value based method per Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock issued to Employees, for all of its stock-based employee compensation arrangements.

(k) PENSION AND OTHER POSTRETIREMENT PLANS

The Company has a defined benefit pension plan covering substantially all of its Vermont based non-union employees. The benefits are based on years of service and the employee's compensation. The cost of this program is being funded currently.

The Company has a salary continuation plan which covers certain employees who have deferred compensation agreements with the Company. The Company measures the cost of its obligations based on actuarial estimates. The Company recognizes net periodic costs as employees render the necessary services to earn the deferred compensation benefits.

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000, 1999 and 1998

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

(l) USE OF ESTIMATES

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

(m) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

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

(n) REVENUE RECOGNITION

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

In December each year, the Company provides special 90-day payment terms at its Barre quarries for all block purchased in the month of December. The reason for this is that the Barre quarries are generally closed from mid-December through mid-March because of weather. The quarry customer's manufacturing plants remain open during most of this period, however, and most prefer to assure they own blocks of a size and quality selected by them prior to the quarries' closure. All blocks purchased in December on deferred payment terms are invoiced on or about December 31 and removed from the Company's inventory with title passing to the buyer. Payment terms are one-third of the invoice amount on January 15, one-third on February 15, and one-third on March 15. The program provides essentially the normal 30-day payment terms during the months when the quarry is closed notwithstanding the customer's purchase of a three-months supply in December. Customers need not use these terms and may buy from inventory during the closure period on a first-come first-serve basis with normal 30-day terms.

x

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000, 1999 and 1998

The Company does not require collateral or other security on trade receivables. The credit risk on trade receivables is controlled by requiring significant deposits. The Company continuously monitors outstanding trade receivables.

(o) COMMON STOCK

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

(p) NET INCOME PER SHARE

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

(q) COMPREHENSIVE INCOME

Comprehensive income consists of net income, cumulative translation adjustment, and a pension minimum liability adjustment and is presented in the consolidated pension statements of stockholders' equity and comprehensive income.

(r) RECLASSIFICATIONS

Certain reclassifications have been made to prior year's financial statements in order to conform to the 2000 presentation.

(2) INVENTORIES

Inventories consist of the following at December 31, 2000 and 1999:

	2000	1999
	-------------	--------------
Raw materials	$9,710,070	$9,650,190
Work-in-process	3,500,434	1,703,543
Finished goods and supplies	9,699,873	11,938,074
	-------------	-------------
	$22,910,377	$23,291,807
	===========	==========

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000, 1999 and 1998

(3) INTANGIBLES

Intangibles consist of the following at December 31, 2000 and 1999:

	ESTIMATED USEFUL LIFE	2000	1999
	--------------------------------------	-----------	-------------
Names and reputations	40 Years	$38,337,567	$39,206,178
Covenants not to compete	5 Years	945,100	495,100
Trademarks and other	5-40 Years	127,314	-
		---------------	---------------
		39,409,981	39,701,278
Less accumulated amortization		3,326,578	1,914,343
		--------------	--------------
Total		$36,083,403	$37,786,935
		=========	=========

Amortization expense was $1,412,235 in 2000, $1,142,915 in 1999 and $615,389 in 1998.

(4) LEASES

The Company has several noncancellable operating leases for vehicles, equipment and office space which expire over the next five years. Rental expense for all operating leases was $1,222,011, $1,257,320 and $596,912 during 2000, 1999 and 1998, respectively. Rental expense includes amounts for related party operating leases of $618,947, $533,047 and $320,330 in 2000, 1999 and 1998, respectively.

Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

YEAR ENDED DECEMBER 31:	RELATED PARTY	OTHER
------------------------------------------	-----------------------------	---------------
2001	$613,249	$443,283
2002	583,297	396,809
2003	321,181	276,706
2004	157,764	155,494
2005	76,800	71,020
Thereafter	-	10,050
	---------------	-------------
	$1,752,291	$1,353,632
	=========	=======

The Company also is the lessor of various parcels of land. Rental income was $45,771, $35,239 and $36,031 in 2000, 1999 and 1998, respectively. Future minimum rentals to be received under noncancellable leases are as follows:

YEAR ENDED DECEMBER 31:
-----------------------------------------
2001	$33,341
2002	21,241
2003	17,641
2004	12,386
------------
$84,609
=======

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000, 1999 and 1998

(5) LINES OF CREDIT

The Company's financing with the CIT Group/Business Credit, Inc. provides for an acquisition term loan line of credit of $30 million and a revolving credit facility of an additional $20 million. Effective July 1, 1998, 50% of each facility has been assigned to FleetBoston, consistent with the initial agreement. Such loans and advances under the revolving credit facility shall be in amounts up to 75% of the outstanding eligible accounts receivable of the Company and 50% of the aggregate value of eligible inventory of the Company; however, advances against eligible inventory may not exceed $12,500,000 at any one time. The acquisition term loans are limited to two per calendar quarter and must be at least $1,000,000 each. There are currently two loans, to be referred to as term loan A and term loan B. The interest rate on term loan A is based on a formula of prime less .50%, or at the Company's election, the sum of 1-3/4% plus LIBOR. The interest rate on term loan B is based on a formula of prime less .50%, or at the Company's election, the sum of 2.5% plus LIBOR. However, if the Company chooses the LIBOR option, the elections must be in multiples of $1,000,000, and no more than four LIBOR elections may be in effect at any one time. Fees include a one time fee of $125,000 (which was paid in full in 1999), a line of credit fee of $4,167 per month and a collateral management fee of $1,000 per month. Amounts outstanding were $10,340,260 and $12,500,000 and $6,000,000 as of December 31, 2000 and $13,619,846 and $12,000,000 and $0 as of December 31, 1999 on the revolving credit facility, term loan A and term loan B, respectively. The weighted average interest rate was 9.08% and 7.25% on the revolving credit facility in 2000 and 1999, respectively.

The Company's Canadian subsidiary also has a line of credit agreement with a lending institution. Under the terms of this agreement, a maximum of approximately $4,000,000 may be advanced based on percentages of eligible accounts receivable, eligible inventory, and tangible fixed assets. The line of credit agreement will be reviewed at least annually for any revisions to the agreement, bears interest at the Canadian prime rate plus .25%, and is secured by substantially all assets of the subsidiary. There were no amounts outstanding as of December 31, 2000 and 1999.

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000, 1999 and 1998

(6) LONG-TERM DEBT

Long-term debt at December 31, 2000 and 1999 consists of the following:

	2000	1999
	---------------	--------------
Note payable - Dutton, interest at 6%, payable in monthly principal and interest payments of $674, unsecured, due December 2003	$22,190	$28,733
Note payable - Plante, interest at 8%, payable in monthly payments of $2,563 beginning February 2001, unsecured, due January 2021	310,000	310,000
Note payable - bank, interest at prime plus 1.5%, payable in monthly installments of $544 plus interest, due November 2001, secured by property	-	12,693
Note payable - Anderson, payable with granite inventory at a set sales price of $14.50 per cubic foot at maximum sales of 1,500 cubic feet per month	236,697	282,660
Note payable - Chrysler Financial, interest at 2.9%, payable in monthly installments of $598, due December 2001, secured by equipment	2,122	10,508
Note payable - GMAC, interest at 4.9%, payable in monthly installments of $439, due February 2002, secured by equipment	5,968	10,820
Note payable - GMAC, interest at 2.9%, payable in monthly installments of $716, due October 2002, secured by equipment	15,332	23,360
Note payable - Harold, interest at 10%, payable in monthly installments of $4,366, due June 2001, secured by property and equipment	21,298	72,688
Term loan, interest at 9.25% and 7.25% in 2000 and 1999, respectively (see note 5), due December 2002, secured by substantially all assets of the Company	12,500,000	12,000,000
Note payable - PNC, interest at 8.95%, payable in monthly installments of $334, due July 2001, secured by equipment	2,811	6,482
Note payable - Remsen Dodge, interest at 2.9%, payable in monthly installments of $598, due December 2002, secured by equipment	6,483	13,362
Note payable - Ford Motor Credit Corp., interest 2.9%, payable in monthly installments of $392, due September 2002, secured by equipment	7,994	11,996
Note payable - Hilgendorf, paid in February 2000	-	62,000
Note payable - Hilgendorf, paid in February 2000	-	50,000
Term loan, interest at 9.25%, payable in quarterly installments of $212,000 with a final balloon payment due December 2002, secured by substantially all assets of the Company	6,000,000	-
Obligation under capital lease, interest at 7.99%, payable in monthly installments of $1,505 plus interest, due December 2000, secured by equipment	-	35,411
Obligation under capital lease, interest at 7.89%, payable in monthly installments of $10,276, due June 2001, secured by equipment	188,142	305,711
	---------------	---------------
	19,319,037	13,236,424
Less current installments	791,697	616,118
	--------------	----------------
Long-term debt, excluding current installments	$18,527,340	$12,620,306
	===========	==========

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000, 1999 and 1998

Future maturities of the December 31, 2000 long-term debt are as follows:

YEAR ENDED DECEMBER 31:	OBLIGATIONS UNDER CAPITAL LEASE	OTHER LONG-TERM DEBT
------------------------------------------	---------------------------------------------------------	---------------------------------------
2001	$203,193	$603,555
2002	-	18,222,509
2003	-	15,500
2004	-	8,323
2005	-	8,954
Thereafter	-	272,054
	-----------	-----------
	203,193	19,130,895
Interest included in obligations under capital lease	15,051	==========
	-------------
	$188,142
	=========

The cost of the equipment under capital leases was $670,590 and $786,755 and related accumulated depreciation was $201,558 and $181,432 as of December 31, 2000 and 1999, respectively.

The financing agreements with banks contain various restrictive covenants with respect to the maintenance of financial ratios, capital addition, and other items. As of December 31, 2000 the Company was in compliance with all such covenants.

(7) FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosure About the Fair Value of Financial Instruments, requires disclosure of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of the following disclosure the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation. Management has determined that the carrying values of its financial assets and liabilities approximate fair value at December 31, 2000.

(8) INCOME TAXES

Income before provision for income taxes, classified by source of income was as follows:

	2000	1999	1998
	----------	---------	----------
U.S.	$2,555,670	$2,351,664	$8,192,513
Foreign	1,198,590	872,264	1,346,338
	--------------	------------	----------
Income before provision for income taxes	$3,754,260	$3,223,928	$9,538,851
	========	=========	========

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000, 1999 and 1998

A summary of the significant components of the provision for income taxes for the years ended December 31, 2000, 1999 and 1998 is as follows:

	2000	1999	1998
	-----------	-------------	-------------
Current:
Federal	$233,446	$791,319	$1,572,964
State	197,003	314,787	423,833
Foreign	407,938	286,031	98,983
	------------	------------	-------------
Total current	838,387	1,392,137	2,095,780
	--------------	-------------	-------------
Deferred:
Federal	295,969	(1,713)	-
State	159,873	(926)	-
Foreign	(3,465)	5,348	207,044
	-----------	------------	--------------
Total deferred	452,377	2,709	207,044
	========	========	========
Cumulative effect of a change in accounting principle	-	(47,559)	-
	--------------	-------------	--------------
Total provision for income taxes	$1,290,764	$1,347,287	$2,302,824
	=========	========	========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:

	2000	1999
	-----------	------------
Deferred tax assets:
Accrued pension, accrued postretirement benefit cost and deferred compensation	$1,270,000	$1,324,000
Allowance for doubtful accounts	341,000	463,000
Accrued expenses	87,000	98,000
Inventories, principally due to additional costs inventoried for tax purposes pursuant to the Tax Reform Act of 1986	457,000	393,000
Alternative minimum tax credits	3,318,000	2,898,000
State net operating loss carryovers	405,000	-
	--------------	--------------
Total gross deferred tax assets	5,878,000	5,176,000
Less valuation allowance	(4,172,000)	(3,347,000)
	--------------	--------------
Total net deferred tax assets	1,706,000	1,829,000
	--------------	-------------
Deferred tax liabilities:
Quarry development	(394,000)	(386,000)
Names and reputations	(616,000)	(286,000)
Other liabilities	(271,000)	(279,623)
	--------------	-------------
Total gross deferred tax liabilities	(1,281,000)	(951,623)
	---------------	-------------
Net deferred tax assets	$425,000	$877,377
	=========	=======

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000, 1999 and 1998

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

A reconciliation of differences between the statutory U.S. federal income tax rate, on income before provision for income taxes and cumulative effect of a change in accounting principle, and the Company's effective tax rate follows:

	2000	1999	1998
	-------------	--------------	---------------
U.S. statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	6.3%	6.4%	2.9%
Names and reputations amortization	10.7%	6.0%	1.6%
Keystone divestiture	-	10.3%	-
Minimum tax credits utilized	-	-	(2.3%)
Other, primarily tax depletion	(16.6%)	(13.4%)	(12.1%)
	------------	------------	------------
Effective tax rate	34.4%	43.3%	24.1%
	========	=======	=======

Deferred taxes have not been provided on the undistributed earnings of the Company's wholly-owned Canadian subsidiary since the Company can control the distribution if such earnings and has determined that such earnings will be reinvested indefinetely. Additional taxes could be due if these earnings were distributed.

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

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000, 1999 and 1998

	NON-UNION		DEFERRED
	PENSION BENEFITS		COMPENSATION BENEFITS		OTHER BENEFITS
	2000	1999	2000	1999	2000	1999
	------------	--------------	---------------	-------------	--------------	---------------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$16,228,960	$16,819,615	$1,592,016	$1,793,754	$1,711,891	$1,782,602
Service cost	442,750	475,922	62,488	96,855	24,962	24,613
Interest cost	1,200,929	1,127,258	115,417	117,612	114,738	119,513
Actuarial (gain)/loss	263,320	(1,248,952)	170,277	(313,510)	623	(63,819)
Benefits paid	(949,594)	(944,883)	(106,248)	(102,695)	(132,104)	(151,018)
	--------------	--------------	---------------	--------------	--------------	-------------
Benefit obligation at end of year	$17,186,365	$16,228,960	$1,833,950	$1,592,016	$1,720,110	$1,711,891
	==========	==========	==========	==========	=========	=========
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$16,541,624	$15,675,425	$-	$ -	$ -	$ -
Actual return on plan assets	292,534	1,811,082	-	-	-	-
Employer contribution	444,655	-	106,248	102,695	132,104	151,018
Benefits paid	(949,594)	(944,883)	(106,248)	(102,695)	(132,104)	(151,018)
	---------------	---------------	----------------	--------------	-------------	---------------
Fair value of plan assets at end of year	$16,329,219	$16,083,179	$ -	$ -	$ -	$- -
	=========	==========	===========	=========	==========	==========
Funded status	$(857,146)	$312,664	$(1,833,950)	$(1,592,016)	$(1,720,110)	$(1,711,891)
Unrecognized net actuarial (gain)/loss	(955,138)	(2,422,189)	57,975	(112,302)	193,807	193,184
Unrecognized prior service cost	1,104,029	1,234,433	147,084	171,347	-	-
Unrecognized transition obligation	269,658	373,902	10,948	17,113	820,766	883,902
	-------------	----------------	-------------	---------------	--------------	---------------
Net amount recognized	$(438,597)	$(501,190)	$(1,617,943)	$(1,515,858)	$(705,537)	$(634,805)
	-------------	----------------	----------------	---------------	----------------	---------------
Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability	$(438,597)	$(501,190)	$(1,737,426)	$(1,515,858)	$(705,537)	$(634,805)
Intangible asset	-	-	119,483	-	-	-
Minimum liability adjustment	-	-	-	-	-	-
	---------------	---------------	---------------	----------------	--------------	--------------
Net amount recognized	$(438,597)	$(501,190)	$(1,617,943)	$(1,515,858)	$(705,537)	$(634,805)
	---------------	--------------	----------------	----------------	--------------	--------------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
Discount rate	7.5%	7.5%	7.5%	7.5%	7.5%	7.5%
Expected return on plan assets	9.0%	9.0%	N/A	N/A	N/A	N/A
Rate of compensation increase	5.5%	5.5%	4.5%	4.5%	N/A	N/A

For measurement purposes, a 6 % annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5% for 2000 and 4% for 2001 and remain at that level thereafter.

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000, 1999 and 1998

				DEFERRED
	NON-UNION PENSION BENEFITS			COMPENSATION BENEFITS			OTHER BENEFITS
	2000	1999	1998(1)	2000	1999	1998	2000	1999	1998
	-----------	-----------	-------------	-------------	--------------	---------------	---------------	---------------	-------------
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$442,750	$475,922	$451,249	$62,488	$96,855	$84,815	$24,962	$24,613	$22,159
Interest cost	1,200,929	1,127,258	1,146,229	115,417	117,612	111,725	105,484	119,513	117,122
Expected return on plan assets	(1,458,621)	(1,370,730)	(1,283,875)	-	-	-	-	-	-
Amortization of prior service cost	130,404	130,404	173,318	24,263	24,263	24,263	-	-	-
Amortization of transition obligation	104,244	104,244	138,644	6,165	6,165	6,165	63,136	63,136	63,136
Recognized net actuarial (gain)/loss	(37,644)	-	-	-	1,560	-	-	8,916	(1,688)
	------------	------------	------------	------------	----------	---------	-------------	----------	----------
Net periodic benefit cost	$382,062	$467,098	$625,565	$208,333	$246,455	$226,968	$193,582	$216,178	$200,729
	========	=======	=======	=======	=======	=======	========	=======	=======

(1) In addition, there was a special charge under SFAS No. 88 of $58,115 due to the spin-off of the Swenson Granite Company, LLC salaried employees as of December 1, 1998.

The Company has multiple postretirement benefit plans. The health care plan covers a closed group of retirees selected by the Company and benefits for all but two of the participants cease at age 65. The life insurance plan covers all Vermont based employees; non-union coverage is 50% of the group insurance coverage which the employee had prior to retirement (but not more than $60,000) and union employee coverage is $6,000. The life insurance plan assumes a 4.50% rate of compensation increase for all years.

UNION PENSION BENEFITS

In July 1999, Vermont based union employees became participants in Steelworkers Pension Trust. The Company contributes amounts as required by the union contract.

In 1998, Vermont based union employees participated in a multi-employer defined benefit pension plan. The Company contributed amounts as required by the union contract. The amount charged to operations in the accompanying consolidated statements of operations was $641,358, $641,150 and $740,941 in 2000, 1999 and 1998, respectively.

DEFERRED COMPENSATION BENEFITS

In addition to the deferred compensation benefits under its salary continuation plan, the Company has deferred compensation agreements with three former stockholders of acquired companies. The present value of the future payments under these agreements was $1,807,786, $2,142,185 and $2,070,171 as of December 31, 2000, 1999 and 1998 respectively. Total annual payments of $260,200 begin and end at various dates from 1997 to 2016. One of these agreements is partially paid through benefits paid by the Company into the defined pension plan, therefore the payment amount changes annuall based on actuarial estimates.

401(k) BENEFITS

The Company's contributions were $104,032, $156,205 and $93,263 in 2000, 1999 and 1998, respectively. Acquisitions during 2000, 1999 and 1998 have significantly increased the number of participants in the plans.

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000, 1999 and 1998

(10) STOCK-BASED EMPLOYEE COMPENSATION

Under the terms of the Amended and Restated 1994 Stock Plan, 1,500,000 options were reserved for issuance to key employees and directors to purchase equivalent shares of common stock. The options granted prior to 1999 have a five year term and vest at 20% per year and options granted in 1999 and 2000 have a higher term and vest at 25% per year.

The following table sets forth the stock option transactions for the years ended December 31, 2000, 1999 and 1998:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE
	------------------------------------	-------------------------------------------------------
Outstanding, December 31, 1997	1,245,752	$7.98
Granted during 1998	125,000	14.44
Lapsed during 1998	(40,500)	(3.57)
Exercised during 1998	(42,000)	(3.10)
	-------------	------------
Outstanding, December 31, 1998	1,288,252	$8.90
Granted during 1999	175,000	11.68
Exercised during 1999	(274,600)	(2.62)
Surrendered during 1999	(658,252)	(16.17)
	-----------	-------------
Outstanding, December 31, 1999	530,400	$4.04
Granted during 2000	392,500	4.94
Lapsed during 2000	(84,318)	(3.61)
Exercised during 2000	(5,500)	(3.74)
	-------------	-------------
Outstanding, December 31, 2000	833,082	$4.45
	=========	========
Exercisable, December 31, 2000	338,716	$3.78
Weighted average remaining shares	2.1 years

		WEIGHTED AVERAGE		OPTIONS EXERCISABLE
EXERCISE PRICE	NUMBER OF OPTIONS OUTSTANDING	EXERCISE PRICE	REMAINING CONTRACTUAL LIFE	NUMBER	WEIGHTED AVERAGE EXERCISE PRICE
$3.59 - $3.76	415,582	$3.68	1 Year	332,466	$3.68
$4.94	392,500	$4.94	3.5 Years	-	$4.94
$12.38	25,000	$12.38	2 Years	6,250	$12.38

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for stock options granted under the plan as the options were all granted at exercise prices which equaled the fair market value at the date of the grant. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards during 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net income would have been reduced to the pro forma amount indicated below:

	2000	1999	1998
	----------------	---------------	------------
Net income, as reported	$2,463,496	$1,679,301	$7,236,027
Net income, pro forma	2,297,059	1,518,030	6,616,927
Net income per share, pro forma	.31	.20	.90
Net income per share - assuming dilution, pro forma	.29	.19	.83

Pro forma net income reflects only options granted subsequent to December 31, 1995 and is not necessarily indicative of future effects on net income. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented because compensation costs is reflected over the options' vesting periods and compensation cost only for options granted after January 1, 1996.

The fair value of each option grant is estimated on the date of the grant. Options granted prior to 1997 were valued using the Minimum Value Method with the following weighted-average assumptions: risk-free interest rate of 6%; dividend yield of $0; and expected lives of five (5) years. The per share weighted-average fair value of stock options granted during 2000, 1999 and 1998 was $2.32, $6.08, and $3.99, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions; risk-free interest rate of 6%; dividend yield of $0; expected volatility of 52%, 47% and 49%, respectively; and expected lives of four or five years.

(11) RELATED PARTY TRANSACTIONS

The Company is related through common ownership with several companies. The transactions with related parties, included in the consolidated statements of operations, are as follows for the years ended December 31, 2000, 1999 and 1998:

	2000	1999	1998
	----------------	-----------------	--------------
Net revenues	$14,934	$26,013	$196,032
Cost of revenues	54,379	320,247	2,084,292

Amounts due to (from) related parties as of December 31, 2000 and 1999 are as follows:

	2000	1999
	--------------	--------------
Due from Swenson Granite Company, LLC	$1,376	$8,370
Due from Granite Accents, Inc.	62,135	83,723
Due from Kotecki Family Enterprises	3,233	3,196
Due from Rock of Ages Asia	178,433	-
Due from Maple Farms Japan	122,126	-
	-------------	----------------
	$367,303	$95,289
	========	=========

See note 4 for operating lease obligations with related parties.

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000, 1999 and 1998

(12) UNAUDITED QUARTERLY SUMMARY INFORMATION

The following is a summary of unaudited quarterly summary information for the years ended December 31, 2000, 1999 and 1998 (in thousands, except per share data):

				NET INCOME
				(LOSS)
			NET INCOME	PER SHARE-
	NET	NET INCOME	(LOSS)	ASSUMING
	REVENUES	(LOSS)	PER SHARE	DILUTION
	-----------------------	----------------------	------------------------	----------------------
2000 Quarters:
First	$14,233	(2,693)	(.36)	(.36)
Second	28,813	3,211.43		.42
Third	23,528	1,355.18		.18
Fourth (1)	24,119	590.08		.09
	------------------	-------------------	--------------------	-----------------
Total	$90,693	2,463.33		.33
	===========	============	============	==========
1999 Quarters:
First	$17,518	$(2,012)	$(.27)	$(.27)
Second	28,986	1,336.18		.17
Third	24,413	1,062.14		.14
Fourth	25,610	1,293.17		.17
	------------------	-------------------	------------------	---------------
Total	$96,527	$1,679	$.22	$.21
	==========	===========	===========	=========
1998 Quarters:
First	$15,171	$(431)	$(.06)	$(.06)
Second	22,955	2,787.38		.35
Third	22,006	2,754.37		.35
Fourth	22,614	2,126.29		.27
	-----------------	-------------------	-------------------	-----------------
Total	$82,746	$7,236.98		.91
	========	=========	=========	========

NOTE

The Company has historically experienced certain seasonal patterns, primarily due to weather conditions affecting operations in Vermont and Canada and the setting of memorials in cemeteries located in northern regions. The Company made a significant number of acquisitions in the second and third quarters of 1998.

(1) The 2000 fourth quarter results have been affected by certain significant nonrecurring items. The Company evaluated certain assets for impairment and subsequently recorded a reduction in the value of these assets, amounting to approximately $843,000. Also, as the Company refined its standard costing system, and old inventory was replaced by new inventory, the net effect on cost of sales in the fourth quarter was approximately $600,000 increase to cost of sales.

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000, 1999 and 1998

(13) EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for net income for the years ended December 31, 2000, 1999 and 1998:

	2000	1999	1998
	-----------------	------------------	------------------
Numerator:
Income available to common shareholders used in basic and diluted earnings per share	$2,463,496	$1,679,301	$7,236,027
	==========	=========	=========
Denominator:
Denominator for basic earnings per share:
Weighted average shares	7,447,460	7,509,241	7,349,371
Stock options	128,379	316,348	634,723
	--------------	---------------	----------------
Denominator for diluted earnings per share:
Adjusted weighted average shares	7,575,839	7,825,589	7,984,094
	==========	=========	=========
Basic earnings per share:	$.33	$.22	$.98
Diluted earnings per share:	$.33	$.21	$.91

Options to purchase 25,000, 25,000 and 478,252 shares of Class A common stock at exercises prices ranging from $12.38 to $18.50 per share were outstanding in 2000, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares during those years.

(14) SEGMENT INFORMATION

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

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000, 1999 and 1998

The following is the segment information for the years ended December 31, 2000, 1999 and 1998 (in thousands):

				CORPORATE
2000	QUARRYING	MANUFACTURING	RETAILING	OVERHEAD	TOTAL
-------------	------------------	--------------------------	-----------------	----------------	-----------
Total net revenues	$26,588	$35,763	$40,622	$ -	$102,973
Inter-segment net revenues	3,701	8,579	-	-	12,280
	------------	-----------	------------	-----------	----------
Net revenues	22,887	27,184	40,622	-	90,693
Total gross profit	11,249	6,254	21,558	-	39,061
Inter-segment gross profit	1,378	(547)	(831)	-	-
	-------------	-----------	------------	-----------	-----------
Gross profit	9,871	6,801	22,389	-	39,061
Selling, general and administrative expenses	3,011	5,721	21,476	2,956	33,164
	-------------	--------------	------------	------------	------------
Income (loss) from operations	$6,860	$1,080	$913	$(2,956)	$5,897
	========	=========	=========	========	========

				CORPORATE
1999	QUARRYING	MANUFACTURING	RETAILING	OVERHEAD	TOTAL
--------	----------------------	-------------------------------	-------------------	---------------	--------------
Total net revenues	$27,972	$44,790	$36,933	$ -	$109,695
Inter-segment net revenues	5,792	7,376	-	-	13,168
	--------------	------------	-------------	--------------	---------------
Net revenues	22,180	37,414	36,933	-	96,527
Total gross profit	12,565	5,595	19,184	-	37,344
Inter-segment gross profit	2,591	(2,195)	(396)	-	-
	---------------	-------------	--------------	-------------	-------------
Gross profit	9,974	7,790	19,580	-	37,344
Selling, general and administrative expenses	3,068	7,107	19,154	2,757	32,086
	--------------	--------------	-------------	----------	--------------
Income (loss) from operations	$ 6,906	$683	$426	$(2,757)	$5,258
	=========	=========	=======	=======	=========

				CORPORATE
1998	QUARRYING	MANUFACTURING	RETAILING	OVERHEAD	TOTAL
---------	----------------------	-----------------------------	------------------	----------------	---------------
Total net revenues	$26,448	$48,858	$18,597	$-	$93,903
Inter-segment net revenues	7,223	3,934	-	-	11,157
	------------	--------------	-------------	------------	-------------
Net revenues	19,225	44,924	18,597	-	82,746
Total gross profit	11,672	7,950	10,799	-	30,421
Inter-segment gross profit	2,892	(2,892)	-	-	-
	------------	--------------	-------------	--------------	--------------
Gross profit	8,780	10,842	10,799	-	30,421
Selling, general and administrative expenses	2,837	6,506	9,369	1,660	20,372
	------------	--------------	-------------	-------------	------------
Income from operations	$5,943	$4,336	$1,430	$(1,660)	$10,049
	========	=========	========	========	=======

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000, 1999 and 1998

Net revenues by geographic area are as follows for the years ended December 31, 2000, 1999 and 1998 (in thousands):

	2000	1999	1998
	--------------	----------------	---------------
Net revenues (1):
United States	$82,886	$87,045	$74,174
Canada	7,807	9,482	8,572
	-----------	-------------	--------------
Total net revenues	$90,693	$96,527	$82,746
	========	=========	========

(1) Net revenues are attributed to countries based on where product is produced.

Long-lived assets by geographic area are as follows as of December 31, 2000, 1999 and 1998 (in thousands):

	2000	1999	1998
	----------------	---------------	-----------------
Long-lived assets:
United States	$42,543	$42,798	$42,810
Canada	1,904	1,976	1,660
Japan	-	5	5
	-------------	------------	-----------
	$44,447	$44,779	$44,475
	========	========	=======

(15) ACQUISITIONS

For the period April through December 1998 the Company, through its subsidiary Rock of Ages Memorials, Inc., acquired Clark Memorials, Inc., Watertown Monument Works, Inc., Aberdeen Monument Works, Inc., Owatonna Granite Works, Inc., Desch-Paine Monuments, Inc., Mount Rushmore Granite Corp., Gallagher & Sons Monuments, Inc., Owatonna Granite & Monument Works, Inc. and all of the outstanding stock of Maumee Valley Memorials, Inc., Miller Bros. Monument, Inc., Sioux Falls Monument Co., Portage Marble & Granite Co., Nor-Por Granite , Inc., North Hill Marble & Granite Co., Kotecki Monuments, Inc., Edward T. Christiansen & Sons, Inc., and Joseph Uras Monument Corp. In connection with these acquisitions, certain assets were acquired and liabilities assumed of Fremont Forsberg, JUM Corporation and Joseph Uras Management Cemeteries, Inc.

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

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000, 1999 and 1998

For the period January through November 1999 the Company, through its subsidiary Rock of Ages Memorials, Inc., acquired Toledo Monumental Works Company, Milwaukee Memorial Company, Inc., J. W. Reynolds Monument Company, Inc., Beasley Monument Company, Inc., Hilgendorf Memorials, Inc., R&B Nelson Memorial Studio, Inc., Bethel-Miller Memorials, Inc., Caron Granite Company, Clinton Monuments, Inc., East Ohio Memorial Service, Bass Chickering Corporation, Bristol Memorial Works, Inc., Methuen Memorials, Inc., WRL, Inc. and all of the outstanding stock of Milwaukee, R&B Nelson, Bethel-Miller, Caron, Clinton, Bristol and Urbach.

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

For the period January through December 2000, the Company, through its subsidiary Rock of Ages Memorials, Inc. acquired American Monument Corporation and Union County Memorials.

The aggregate consideration for the 2000 acquisitions was $655,081. The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective fair market values resulting in $209,055 of costs in excess of net assets acquired.

The following unaudited pro forma information has been prepared assuming that the acquisitions occurred at the beginning of the current and immediately preceding periods, if presented. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisitions had been made as of those dates.

	(UNAUDITED)
	YEARS ENDED DECEMBER 31,
	2000	1999	1998
	-----------	------------	--------------
Net revenues	$90,952,502	$100,377,063	$102,772,198
Net income	2,463,522	2,053,893	7,841,805
Net income per share	.33	.27	.93
Net income per share - assuming dilution	.33	.26	.86

(16) SIGNIFICANT EVENT

On May 28, 1999 the Company exchanged all of the outstanding shares of Keystone Memorials, Inc., a newly-formed subsidiary, containing land, buildings, and equipment of its Keystone and Keywest manufacturing plants and certain inventory at those locations, for 263,441 shares of Rock of Ages Class B common stock and a note receivable with a net present value of $399,538. The net assets of Keystone Memorials, Inc. had a net book value of $4,021,053. Legal costs incurred were $22,663. A loss on the sale was recorded of $845,117, included in loss on sale of assets. The transaction was considered a tax-free event for purposes of calculating the provision for income taxes.

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000, 1999 and 1998

(17) ACCOUNTING CHANGE

The Company adopted "SOP 98-5, Reporting on the Costs of Start-Up Activities," as of January 1, 1999. The SOP requires the costs of start-up activities, including organization costs, to be expensed as incurred. As a result, acquisition costs of $197,340 were expenses in 1999 as the cumulative effect of a change in accounting principle.

The following table summarizes the pro forma net income and per share amounts assuming a change in application of accounting principles applied retroactively.

	DECEMBER 31,
	2000	1999	1998
	--------------	----------------	-------------
Net income	$ -	$1,829,082	$7,268,889
Net income per share - basic	-	.24	.99
Net income per share - diluted	-	.23	.91

(18) SUBSEQUENT EVENT

Effective January 2, 2001 the Company completed the acquisition of 16 cemeteries and one granite memorial retailer in Kentucky. The purchase price was $6.8 million in cash representing approximately 90% of the 1999 revenues of the acquired entities.

INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION

The Board of Directors of Rock of Ages Corporation and Subsidiaries:

Under date of March 2, 2001, we reported on the consolidated balance sheets of Rock of Ages Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule referred to as "Schedule II - Valuation and Qualifying Accounts and Reserves." This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express and opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

/s/ KPMG LLP

March 2, 2001

Boston, Massachusetts

xxix

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts and Reserves

Years ended December 31, 2000, 1999 and 1998

(In Thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
-------------------	--------------------	----------------------------------------		-------------------	-----------------
		ADDITIONS
		------------------------
	BALANCE AT	INCREASE	CHARGED TO		BALANCE AT
	BEGINNING	DUE TO	COSTS AND		END
DESCRIPTION	OF PERIOD	ACQUISITIONS	EXPENSES	DEDUCTIONS	OF PERIOD
-----------------------	-----------------------	-----------------------	--------------------	-----------------------	---------------------
2000
Allowances for doubtful accounts	$1,826	-	362	885	1,303
1999
Allowances for doubtful accounts	$2,124	-	555	853	1,826
1998
Allowances for doubtful accounts	$2,231	120	238	465	2,124

See accompanying independent auditors' report on supplementary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCK OF AGES CORPORATION

By: /s/ Kurt M. Swenson

Kurt M. Swenson

President, Chief Executive Officer and

Chairman of the Board of Directors

Date: March 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March , 2000.

SIGNATURE	TITLE
------------------	----------
/s/ Kurt M. Swenson	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Kurt M. Swenson
/s/ John L. Forney	Director, President and Chief Operating Officer/Memorials Division, Chief Financial Officer and Treasurer (Principal Accounting Officer)
John L. Forney
/s/Richard C. Kimball	Chief Strategic and Marketing Officer; Vice Chairman of the Board of Directors
Richard C. Kimball
/s/Jon M. Gregory	Director, President and Chief Operating Officer/Quarries Division
Jon M. Gregory
/s/George R. Anderson	Director
George R. Anderson
/s/James L. Fox	Director
James L. Fox
/s/ Charles M. Waite	Director
Charles M. Waite
/s/Frederick Webster	Director
Frederick Webster

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
------------------	---------------------
3.1	Form of Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)
3.2	Amended and Restated By-laws of the Company (as amended through April 6, 1999) (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly report on Form 10-Q for the quarterly period ended March 31, 1999 and filed with the Securities and Exchange Commission on May 17, 1999)
4	Specimen Certificate representing the Class A Common Stock (incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)
10.1*	Rock of Ages Corporation Amended and Restated 1994 Stock Plan (as amended through October 26,1998) (incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and filed with the Securities and Exchange Commission on March 31, 1999)
10.2*	Employment Agreement of Kurt M. Swenson (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1(Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)
10.3*	Employment Agreement of Peter Friberg (incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)
10.4*	Employment Agreement of John L. Forney (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and filed with the Securities and Exchange Commission on March 30, 2000).
10.5*	Form of Employment Agreement with Richard C. Kimball and Jon M. Gregory (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)
10.6*	Form of Salary Continuation Agreement (incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)
10.7*	Restated Employment Agreement with John Keith
10.8	Form of Collective Bargaining Agreement dated May 2, 2000 by and between Rock of Ages Corporation and the United Steelworkers of America, AFL-CIO-CIC on behalf of USWA Amalgamated Local #4.
10.9	Form of Collective Bargaining Agreement dated May 1, 2000 by and between Rock of Ages Corporation - Quarries Division and the United Steelworkers of America, AFL-CIO-CIC on behalf of USWA Amalgamated Local #4.
10.10	Form of Collective Bargaining Agreement dated April 29, 2000 by and between Rock of Ages Corporation and the Granite Cutters Association.
10.11	Credit Facility dated as of June 25, 1997 between Royal Bank of Canada and Rock of Ages Canada, Inc., Rock of Ages Quarries, Inc. and Rock of Ages Canada Inc. (incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)
10.12	Financing Agreement dated December 17, 1997 by and between The CIT Group/Business Credit, Inc., Rock of Ages Corporation, Royalty Granite Corporation, Carolina Quarries, Inc., Pennsylvania Granite Corp., Childs & Childs Granite Company, Inc., Southern Mausoleums, Inc. and Rock of Ages Memorials LLC (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission on March 31, 1998)

10.13	Exclusive Supply Agreement dated as of December 8, 1997 by and between Rock of Ages Corporation and Eurimex (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission on March 31, 1998)
10.14	Supply Agreement dated as of September 7, 2000 by and between Keystone Memorials, Inc. and Rock of Ages Corporation
11	Statement re:computation of per share earnings (incorporated herein by reference to Note (1)(q) of the Company's consolidated financial statements (filed herewith))
21	Subsidiaries of the Company
23	Consent of KPMG LLP

* This exhibit is a management contract or compensatory plan or arrangement.