Form 10-Q
period 2001-03-31
ROCK OF AGES CORP
filed 2001-05-15
CIK 84581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 0-29464

ROCK OF AGES CORPORATION

(Exact name of Registrant as Specified in its Charter)

Delaware	03-0153200
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

772 Graniteville Road, Graniteville, Vermont 05654

(Address of principal executive offices) (Zip Code)

(802) 476-3121

(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of April 30, 2001, 4,751,219 shares of Class A Common Stock, par value $0.01 per share, and 2,816,438 shares of Class B Common Stock, par value $0.01 per share, of Rock of Ages Corporation were outstanding.

ROCK OF AGES CORPORATION

INDEX

Form 10-Q for the Quarterly Period

Ended March 31, 2001

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

ROCK OF AGES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands)

	March 31,	December 31,
	2001	2000
	(Unaudited)
	______________	______________
ASSETS
Current Assets:
Cash and cash equivalents	$1,668	$ 9,501
Trade receivables, net	18,367	15,487
Inventories	30,613	22,910
Prepaid & refundable income taxes	2,452	521
Due from affiliate	427	147
Deferred tax assets	576	576
Other current assets	3,831	2,866
	______________	____________
Total current assets	57,934	52,009
Property, plant and equipment, net	49,229	44,447
Cash surrender value of life insurance, net	1,593	1,599
Intangibles, net	36,402	36,176
Due from affiliates	184	220
Prearranged receivables	12,979	-
Intangible pension asset	119	119
Other	737	983
	______________	____________
Total assets	$159,177	$135,554
	=============	==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under lines of credit	$12,538	$10,340
Current installments of long-term debt	737	792
Current installments of deferred compensation	164	164
Trade payables	1,448	1,687
Accrued expenses	3,177	3,430
Customer deposits	10,266	6,721
	______________	____________
Total current liabilities	28,330	23,134
Long-term debt, excluding current installments	18,301	18,527
Deferred tax liability	151	151
Deferred compensation	3,381	3,381
Other	1,476	496
Prearranged deferred revenue	21,396	-
Accrued pension cost	439	439
Accrued postretirement benefit cost	706	706
	_____________	_____________
Total liabilities	74,180	46,834
Commitments
Stockholders' equity:
Preferred stock - $.01 par value;
2,500,000 shares authorized
No shares issued or outstanding
Common Stock - Class A, $.01 par value;
30,000,000 shares authorized
4,751,219 and 4,665,219 shares issued and outstanding	48	47
Common Stock - Class B, $.01 par value;
15,000,000 shares authorized
2,816,438 and 2,826,438 shares issued and outstanding	28	28
Additional paid-in capital	68,268	67,996
Retained earnings	17,358	21,041
Accumulated other comprehensive loss	(705)	(392)
	______________	______________
Total stockholders' equity	84,997	88,720
	______________	_______________
Total liabilities and stockholders' equity
	$159,177	$135,554
	=============	============

**SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ROCK OF AGES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands)

	Three Months Ended
	March 31,
	2001	2000
	_____________	______________
Net Revenues:
Quarrying	$4,513	$3,636
Manufacturing	4,149	5,486
Retailing	3,937	5,111
Cemeteries	720	-
	___________	__________
Total net revenues	13,319	14,233
Gross Profit:
Quarrying	936	669
Manufacturing	399	1,097
Retailing	1,486	2,757
Cemeteries	487	-
	____________	___________
Total gross profit	3,308	4,523
	-
Selling, general and administrative expenses	8,087	7,593
	____________	____________
Loss from operations	(4,779)	(3,070)
Interest expense	607	567
	____________	____________
Loss before provision for income taxes	(5,386)	(3,637)
Income tax benefit	(1,704)	(944)
	______________	_____________
Net loss	$(3,682)	$(2,693)
	============	===========
Per share information:
Net loss per share - basic:	(0.49)	(0.36)
Net loss per share - diluted:	$(0.49)	$(0.36)
	============	===============
Weighted average number of common shares outstanding - basic	7,567	7,446
Weighted average number of common shares outstanding - diluted	7,567	7,446

** SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2001	2000
	____________	_____________
Cash flows from operating activities:
Net loss	$(3,682)	$(2,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	1,077	957
Loss on sale of assets	58	-
Cash surrender value of life insurance	7	36
Deferred taxes	-	(95)
Changes in assets and liabilities:
Decrease (increase) in trade receivables	1,395	1,102
Increase in prearranged receivables	(49)	-
Increase in due from related parties	(244)	(33)
Increase in inventories	(765)	(1,833)
Increase in other assets	(718)	(561)
Decrease in trade payables, accrued expenses and income taxes payable	(3,155)	(929)
Increase in customer deposits	3,499	3,165
Increase (decrease) in deferred compensation	-	(175)
Increase in prearranged deferred revenue	(77)	-
Increase in other liabilities	979	159
	_______________	_____________
Net cash used in operating activities	(1,676)	(900)
Cash flows from investing activities:
Purchases of property, plant and equipment	(930)	(489)
Increase in intangibles	(10)	(192)
Proceeds from sale of property, plant and equipment	-	700
Acquisitions, net of cash acquired (1)	(7,030)	-
	_______________	_____________
Net cash provided by (used in) investing activities	(7,969)	19
Cash flows from financing activities:
Net borrowings under lines of credit	2,197	(84)
Net stock option transactions	273	22
Principal payments on long-term debt	(281)	(182)
	________________	______________
Net cash provided by (used in) financing activities	2,189	(244)
Effect of exchange rate changes on cash	(378)	42
	_______________	______________
Net decrease in cash and cash equivalents	(7,834)	(1,083)
Cash and cash equivalents, beginning of period	9,501	4,877
Cash and cash equivalents, end of period	$1,668	$3,793
	==============	===========
Supplemental cash flow information:
Cash paid during the quarter for:
Interest	607	567
Income taxes	291	815
-
**SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-
(1) Acquisitions:
Assets acquired	29,283	-
Liabilities assumed and issued	22,253	-
Common stock issued	-	-
	_______________	______________
Cash paid	7,030	-
Less cash acquired	-	-
	________________	______________
Net cash paid for acquisitions	$7,030	$-
	==============	============

ROCK OF AGES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Form 10-K405 (SEC File No. 000-29464, filed March 30, 2001).

(2) Significant Accounting Policies

In 2001, the Company acquired 16 cemeteries (see Note 4). Cemetery activity will be accounted for in the manner described below:

For preneed sales of interment rights, the associated revenue and all costs to acquire the sale will be recognized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real Estate." Under No. 66, recognition of revenue and costs must be deferred until 20% of the sale price has been collected.

For preneed sales of other merchandise, primarily vaults, the associated revenue and all costs to acquire them are deferred until the merchandise is delivered and all specified terms of sale are met.

For preneed sale of markers, the associated revenue and all costs will be recognized when the marker has been cast/manufactured and engraved for the customer, and title and risk of loss has been transferred to the customer; the customer obtains a certificate of ownership and the marker has been attached to the realty of the cemetery; or, at the request of the customer, the marker has been properly segregated, identified by the customer and stored in a manner acceptable to the customer.

Multiple element arrangements and service fee revenue will be recognized using timing appropriate to each individual element. Service fee revenue, including delivery and installation fees or grave opening and closing fees, will not be recognized prior to the time services are performed.

Cemetery merchandise trust earnings will be deferred until the underlying merchandise is delivered. The revenue is included in the prearranged deferred revenue line on the balance sheet.

The customer contract receivables and deferred revenue associated with prearranged cemetery contracts will be recognized in the Company's balance sheet as prearranged receivables and prearranged deferred revenue at the date a customer contract is signed provided they meet the definitions of assets and obligations as set forth in Statement of Financial Concepts No. 6, "Elements of Financial Statements" (CON6) and satisfy the fundamental recognition criteria set forth in Statement of Financial Accounting Concepts No.5, "Recognition and Measurement in Financial Statements of Business Enterprises" (CON5).

The Company will record a reduction in the customer receivable for the funds received from the customer and record a receivable from the trust upon transfer to the trust equal to the amount of funds transferred.

(3) Inventories

	($ in thousands)
Inventories consist of the following:	March 31,	December 31,
	2001	2000
	_____________	_____________
Raw materials	$10,262	$9,710
Work-in-process	1,729	3,500
Finished goods and supplies	18,622	9,700
	_____________	______________
	$30,613	$22,910
	============	=============

(4) Acquisition

On January 3, 2001, the Company acquired 16 cemeteries and one granite retailer in Kentucky. The purchase price was $7.0 million in cash. The acquisition was accounted for by the purchase method of accounting and, accordingly, the statement of consolidated income includes the results of operations and the acquired cemeteries and granite retailer beginning January 3, 2001. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company's management based on information currently available and on current assumptions as to future operations. Currently, the Company is completing the review and determination of the fair values of such assets and liabilities and accordingly, the allocation of the purchase price is subject to revision, which is not expected to be material, based on the final determination of appraised and other fair values.

The following unaudited pro forma information has been prepared assuming that the acquisitions during 2000 and 2001 (refer to specifics in the footnotes of Form 10-K405 mentioned above) occurred at the beginning of the periods presented. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisitions had been made as of those dates.

	($ in thousands except per share data)
	(Unaudited)
	Three Months Ended
	March 31,
	2001	2000
	____________	____________
Net revenues	$13,319	$15,350
Net loss	(3,682)	(2,613)
Net loss per share - basic	$(0.49)	$(0.36)
Net loss per share - diluted	$(0.49)	$(0.36)

(5) Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for net loss for the three months ended March 31, 2001 and 2000:

	($ in thousands except per share data)
	Three Months Ended
	March 31,
	2001	2000
	_____________	______________
Numerator:
Loss available to common shareholders used in basic and diluted earnings per share	$(3,682)	$(2,693)
	=============	==========
Denominator:
Denominator for basic earnings per share:
Weighted average shares	7,567	7,446
Effect of dilutive securities:
Stock options	-	-
Denominator for diluted earnings per share:
Adjusted weighted average shares	7,567	$7,446
	=============	=========
Basic earnings per share	(0.49)	(0.36)
Diluted earnings per share	(0.49)	(0.36)

Options to purchase 25,000 shares of Class A common stock ranging from $12.375 to $18.50 per share were outstanding in 2001, but were not included in the computation of diluted EPS because the effect would be anti-dilutive.

Options to purchase 35,000 shares of Class A common stock ranging from $12.375 to $13.3688 per share were outstanding in 2000, but were not included in the computation of diluted EPS because the effect would be anti-dilutive.

(6) Segment Information

The Company is organized based on the products and services that it offers. Under this organizational structure, the Company operates in four segments: quarrying, manufacturing, retailing and cemeteries.

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

The cemetery segment includes prearranged funeral sales as well as maintenance of cemetery grounds funded through perpetual care.

Inter-segment revenues are accounted for as if the sales were to third parties.

The following is the unaudited segment information for the three month period ended March 31, 2001 and 2000 (in thousands):

					Corporate
2001	Quarrying	Manufacturing	Retailing	Cemeteries	Overhead	Total
	_____________	_____________	__________	___________	____________	___________
Total net revenues	$4,981	$6,018	$ 3,937	$720	$-	$15,656
Inter-segment net revenues	(468)	(1,869)	-	-	-	(2,337)
	______________	_____________	____________	_____________	_____________	___________
Net revenues	4,513	4,149	3,937	720	-	13,319
	-
Total gross profit	936	439	1,446	487	-	3,308
Inter-segment gross profit	-	(40)	40	-	-	-
	______________	_____________	___________	____________	_____________	___________
Gross profit	936	399	1,486	487	-	3,308
Selling, general and administrative expenses	803	1,173	4,719	487	905	8,087
	______________	_____________	____________	____________	____________	__________
Income (loss) from operations	$133	$(774)	$(3,233)	$-	$(905)	$(4,779)
	============	============	==========	==========	==========	=========
					Corporate
2000	Quarrying	Manufacturing	Retailing	Cemeteries	Overhead	Total
	_____________	_______________	____________	___________	____________	____________
Total net revenues	$4,345	$7,179	$5,111	$-	$-	$16,635
Inter-segment net revenues	(709)	(1,693)	-	-	-	(2,402)
	_________	__________	___________	___________	__________	_________
Net revenues	3,636	5,486	5,111	-	-	14,233
Total gross profit	799	1,080	2,644	-	-	4,523
Inter-segment gross profit	(130)	17	113	-	-	-
	_________	_________	___________	____________	_________	_________
Gross profit	669	1,097	2,757	-	-	4,523
Selling, general and administrative expenses	624	1,293	5,012	-	664	7,593
	_________	_________	___________	_________	_________	_________
Loss from operations	$45	$(196)	$(2,255)	$-	$(665)	$(3,070)
	========	========	==========	========	========	========

Net revenues by geographic area is as follows:

	($ in thousands)
	Three Months Ended
	March 31,
Net revenues (1):	2001	2000
	____________	_____________
United States	$11,956	$12,714
Canada	1,363	1,519
	______________	____________
Total net revenues	$13,319	$14,233
	============	==========

(1) Net revenues are attributed to countries based on where product is produced.

Long-lived assets by geographic area is as follows:

	($ in thousands)
	March 31,	December 31,
	2001	2000
Long-lived assets:	(Unaudited)
	______________	_______________
United States	$47,208	$42,411
Canada	1,910	1,904
Japan	111	132
	______________	_____________
	$49,229	$44.447
	============	============

(7) Comprehensive Income

Comprehensive income (loss) is as follows:

	($ in thousands)
	Three Months Ended
	March 31,
	2001	2000
	_____________	___________
Net income	$(3,682)	$(2,693)
Cumulative translation adjustment	(313)	(18)
	_____________	___________
Comprehensive income	$(3,995)	$(2,711)
	===========	=========

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

Rock of Ages Corporation (the "Company") is an integrated quarrier, manufacturer, distributor and retailer of granite and products manufactured from granite. The quarry division sells granite blocks both to the manufacturing division and to outside manufacturers, as well as to distributors in Europe and Japan. The manufacturing division's principal product is granite memorials used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications. The retail division primarily sells granite memorials directly to consumers, both through owned retail memorial stores and through certain cemeteries owned by the Company.The Company entered the cemetery business on January 3, 2001 by acquiring 16 cemeteries and one granite memorial retailer in Kentucky owned by the Loewen Group, Inc. ("Loewen") for $7.0 million. Including these cemeteries, the Company sells its memorials through 110 owned retail outlets in fifteen states.

The Company records revenues from quarrying, manufacturing ,retailing and cemeteries. The granite quarried by the Company is sold both to outside customers and used by the Company's manufacturing division. The Company records revenue and gross profit related to the sale of granite sold to an outside customer either when the granite is shipped or when the customer selects and identifies the blocks at the quarry site. The Company does not record a sale, nor does the Company record gross profit, at the time granite is transferred to the Company's manufacturing division. The Company records revenue and gross profit related to internally transferred granite only after the granite is manufactured into a finished product and sold to an outside customer. Manufacturing revenues related to outside customers are recorded when the finished product is shipped from Company facilities. Manufacturing revenues related to internally transferred finished products are recorded when ultimately sold at retail to an outside customer. Retailing revenues are recorded when the finished monument is placed in the cemetery.

The cemetery division records revenues on its products and services primarily when the product is delivered or the service is performed. However, pre-need sales of cemetery lots are recognized as revenue when 20% of the total purchase price of the lot has been received from the customer.

The following table sets forth certain operations data as a percentage of net revenues with the exception of quarrying, manufacturing retailing and cemetery gross profit, selling, general and administrative expenses ,and divisional income, which are shown as a percentage of their respective revenues.

	Three Months Ended
	March 31,
	2001	2000
	______________	______________
Statement of Operations Data:
Net Revenues:
Quarrying	33.9%	25.6%
Manufacturing	31.1%	38.5%
Retailing	29.6%	35.9%
Cemeteries	5.4%	-
	_______________	______________
Total net revenues	100.0%	100.0%
Gross Profit:
Quarrying	20.7%	18.4%
Manufacturing	9.6%	20.0%
Retailing	37.7%	54.0%
Cemeteries	67.6%	-
	_________________	_______________
Total gross profit	24.8%	31.8%
Selling, general & administrative expenses:
Quarrying	17.8%	17.2%
Manufacturing	28.3%	23.6%
Retailing	119.9%	98.1%
Cemeteries	67.7%	-
	__________________	________________
Total SG&A expenses	53.9%	48.7%
Divisional income from operations:
Quarrying	2.9%	1.2%
Manufacturing	(18.7%)	(3.6%)
Retailing	(82.1%)	(44.1%)
Cemeteries	(0.1%)	-
	_________________	_________________
Total divisional income from operations	(29.1%)	(16.9%)
Unallocated corporate administrative expense	6.8%	4.7%
Income (loss) form operations	(35.9%)	(21.6%)
Interest expense	4.6%	4.0%
Income (loss) before income taxes	(40.4%)	(25.6%)
Provision for income taxes	(12.8%)	(6.6%)
Net income (loss)	(27.7%)	(18.9%)
	==============	=============

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Revenues for the three months ended March 31, 2001 decreased $913,000, or 6.4%, to $ 13.3 million from $14.2 million for the three months ended March 31, 2000. This decrease was primarily attributable to lower manufacturing and retailing revenues as a result of the relatively difficult winter weather conditions during the 2001 period compared to the 2000 period. These decreases were partially offset by increased quarrying revenues, primarily due to increased shipments from the Salisbury Pink and Gardenia White quarries.

Gross profit for the three months ended March 31, 2001 decreased $1.2 million, or 26.9%, to $3.3 million from $4.5 million for the three months ended March 31, 2000. This decrease was attributable to the decline in revenues described above. The Company's gross profit percentage decreased to 24.8 % for the 2001 period from 31.8% for the 2000 period. This decrease was attributable to lower manufacturing and retailing shipments as a result of the seasonal factors described above.

Quarrying gross profit increased $267,000, or 39.9%, to $936,000 for the 2001 period from $669,000 for the 2000 period. The quarrying gross profit percentage increased to 20.7% from 18.4% for the 2000 period. These increases were primarily attributable to improved profitability at the Company's Salisbury Pink quarry, which was partially offset by reduced profitability at the Pennsylvania Black quarry.

Manufacturing gross profit decreased $697,000, or 63.6%, to $399,000 for the 2001 period from $1.1 million for the 2000 period. This decrease was attributable to the decline in manufacturing revenues described above, especially from the Company's Barre, Vermont and Beebe, Quebec operations. The manufacturing gross profit percentage decreased to 9.6 % from 20.0% for the 2000 period. This decrease was primarily attributable to reduced profitability at the Company's Barre monumental operations, which was a direct result of the inefficiency created by the lower shipments described above.

Retailing gross profit decreased $1.3 million , or 46.2%, to $1.5 million for the 2001 period from $2.8 million for the 2000 period. This decrease was primarily attributable to the decrease in retail revenues described above. The retailing gross profit percentage decreased to 37.7 % from 53.9% for the 2000 period. This decrease was primarily due to the inefficiency created by the lower shipments described above.

Selling, general and administrative expenses ("SGA expenses") increased $493,000, or 6.5%, to $8.1 million from $7.6 million for the 2000 period. As a percentage of net revenues, SGA expenses increased to 60.7 % for the 2001 period from 53.4% for the 2000 period. These increases were primarily attributable to SGA expenses of the cemeteries acquired on January 2, 2001, none of which the Company owned during the 2000 period.

Interest expense increased $40,000, or 7.0%, to $ 607,000 from $567,000 for the 2000 period. This increase was caused by increased borrowings under the Company's credit facilities to pay for the cemetery acquisition.

Income tax benefit increased $760,000 to $1.7 million (31% of loss before income taxes) from $944,000 (26% of loss before income taxes) for the 2000 period. The change in effective tax rate was due to the estimated impact of higher 2001 retail profitability on the Company's overall tax rate.

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

For the three months ended March 31, 2001, net cash used in operating activities was $1.7 million. This was primarily caused by the operating loss, which was partially offset by a decrease in receivables and an increase in customer deposits. Net cash used investing activities was $8.0 million This was mostly due to the cemetery acquisition. Net cash used in financing activities was $2.2 , primarily due to borrowings under the Company's lines of credit.

Capital Resources. The Company has a credit facility with the CIT Group/Business Credit ("CIT"). The facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable and inventory. As of March 31, 2001, the Company had $18.3 million outstanding and $11.7 million available under the term loan line of credit and $12.5 million outstanding and $3.8 million available under the revolving line of credit facility. The Company has a multi-tiered interest rate structure on its outstanding debt with CIT. As of March 31, 2001, the interest rate structure was as follows:

	Amount	Formula	Effective Rate
Revolving Credit Facility	$7.0 million	LIBOR + 1.75%	6.66%
	5.5 million	Prime - .50%	8.00%
Term Loans	12.0 million	LIBOR + 1.75%	6.66%
	5.8 million	LIBOR + 2.00%	6.91%
	.5 million	Prime - .50%	8.00%

The Company's primary need for capital will be to maintain and improve its manufacturing, quarrying, and retail facilities and to finance acquisitions as part of its growth strategy. The Company has approximately $4.6 million budgeted for capital expenditures in 2001. The Company believes that the combination of cash flow from operations and its existing credit facilities will be sufficient to fund its operations for at least the next twelve months.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

On April 18, 2001, the Company received a Request for Arbitration ("Request") from its former European distributor, Eurimex, S.A. in connection with the termination by the Company of the distributor agreement for the Company's Salisbury Pink granite. Eurimex has also claimed compensation in connection with a distribution agreement for the Company's Bethel White granite, which agreement expired by its terms over two years ago. Pursuant to those agreements, the arbitration will take place under the International Chamber of Commerce rules and will be held in Luxemborg.

The Request includes claims by Eurimex that the Company wrongfully terminated the Salisbury Pink and Bethel White agreements. The Request also alleges that the Company violated antitrust laws under the European Community Treaty and United States antitrust laws. Eurimex has alleged that it has suffered damages in excess of $30 million, and will seek to have such damages trebled under U.S. antitrust laws.

The Company denies all of Eurimex's allegations and further states that it believes that Eurimex has engaged in improper or unlawful practices in the sale of the Company's products. The Company will determine whether to bring any claims against Eurimex in connection with this dispute. In all events, the Company will vigorously defend the claims made by Eurimex in connection with the arbitration.

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

(b) Reports Submitted on Form 8-K:

The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ROCK OF AGES CORPORATION

Dated: May 15, 2001

/s/ John L. Forney

John L. Forney

Executive Vice President, Chief Financial Officer

and Treasurer