Form 10-Q
period 2001-06-30
ROCK OF AGES CORP
filed 2001-08-14
CIK 84581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE        ACT OF 1934

For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No _______

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ____ No______

As of June 30,2001, 4,771,219 shares of Class A Common Stock, par value $0.01 per share, and 2,801,438 shares of Class B Common Stock, par value $0.01 per share, of Rock of Ages Corporation were outstanding.

ROCK OF AGES CORPORATION

INDEX

Form 10-Q for the Quarterly Period
Ended June 30, 2001

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements

ROCK OF AGES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands)

	June 30, 2001 (Unaudited)	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$1,977	$9,501
Trade receivables, net	21,876	15,487
Inventories	30,123	22,910
Prepaid & refundable income taxes	421	521
Due from affiliate	426	147
Deferred tax assets	576	576
Other current assets	3,114	2,866

Total current assets	58,513	52,009

Property, plant and equipment,net	48,965	44,447
Cash surrender value of life insurance, net	1,593	1,599
Intangibles, net	36,019	36,176
Due from affiliates	153	220
Prearranged receivables	12,973	—
Intangible pension asset	119	119
Other	752	983

Total assets	$159,087	$135,554

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under lines of credit	$8,224	$10,340
Current installments of long-term debt	1,239	792
Current installments of deferred compensation	164	164
Trade payables	1,988	1,687
Accrued expenses	4,254	3,430
Customer deposits	8,494	6,721

Total current liabilities	24,363	23,134

Long-term debt, excluding current installments	17,749	18,527
Deferred tax liability	151	151
Deferred compensation	3,381	3,381
Prearranged deferred revenue	21,226	—
Accrued pension cost	439	439
Accrued postretirement benefit costs	706	706
Other	1,833	496

Total liabilities	69,848	46,834

Commitments Stockholders' equity:
Preferred stock - $.01 par value; 2,500,000 shares authorized No shares issued or outstanding
Common Stock - Class A, $.01 par value; 30,000,000 shares authorized 4,771,219 and 4,665,219 shares issued and outstanding	48	47
Common Stock - Class B, $.01 par value; 15,000,000 shares authorized 2,801,438 and 2,826,438 shares issued and outstanding	28	28
Additional paid-in capital	68,171	67,996
Retained earnings	21,447	21,041
Accumulated other comprehensive loss	(455)	(392)

Total stockholders' equity	89,239	88,720

Total liabilities and stockholders' equity	$159,087	$135,554

**SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ROCK OF AGES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)

	Three Months Ended		Six Months Ended

	June 30,		June 30,
	2001	2000	2001	2000

Net Revenues:
Quarrying	$7,263	$6,716	$11,776	$10,353
Manufacturing	7,381	7,359	11,530	12,845
Retailing	15,791	14,825	19,728	19,936
Cemeteries	862	—	1,582	—

Total net revenues	31,297	28,900	44,616	43,134

Gross Profit:
Quarrying	3,230	3,208	4,166	3,877
Manufacturing	2,157	2,250	2,556	3,347
Retailing	9,969	8,475	11,455	11,235
Cemeteries	570	—	1,057	—

Total gross profit	15,926	13,933	19,234	18,459

Selling, general and administrative expenses	9,436	9,076	17,523	16,671

Income from operations	6,490	4,857	1,711	1,788

Interest Expense	482	544	1,089	1,111

Income before provision for income tax	6,008	4,313	622	677

Income tax expense	1,919	1,102	215	158

Net income (loss)	$4,089	$3,211	$407	$519

Per share information:
Net income per share - basic	$0.54	$0.43	$0.05	$0.07
Net income per share - diluted	$0.53	$0.42	$0.05	$0.07

Weighted average number of common shares outstanding - basic	7,571	7,451	7,561	7,449

Weighted average number of common shares outstanding - diluted	7,644	7,575	7,641	7,574

**SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2001	2000
Cash flows from operating activities:
Net income	$407	$519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation,depletion and amortization	2,418	2,196
Loss on sale of assets	76	32
Cash surrender value of life insurance	7	(6)
Changes in assets and liabilities:
Decrease (increase) in trade receivables	(2,116)	299
Increase in prearranged receivables	(43)	—
Increase in due from related parties	(212)	(355)
Increase in inventories	(276)	(1,206)
Increase in other assets	(14)	(705)
Increase in trade payables, accrued expenses and income taxes payable	492	1,011
Increase in customer deposits	1,726	1,824
Decrease in deferred compensation	—	(127)
Decrease in prearranged deferred revenue	(247)	—
Increase in other liabilities	1,338	144

Net cash provided by operating activities	3,556	3,626

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,751)	(1,161)
Increase in intangibles	(4)	(441)
Proceeds from sale of property, plant and equipment	—	700
Acquisitions, net of cash acquired (1)	(7,031)	(167)

Net cash used in investing activities	(8,786)	(1,069)

Cash flows from financing activities:
Net borrowings under lines of credit	(2,117)	(3,338)
Net stock option transactions	175	26
Principal payments on long-term debt	(330)	(255)

Net cash used in financing activities	(2,272)	(3,567)

Effect of exchange rate changes on cash	(22)	(46)

Net decrease in cash and cash equivalents	(7,524)	(1,056)

Cash and Cash Equivalents, Beginning of Period	9,501	4,877

Cash and Cash Equivalents, End of Period	$1,977	$3,821

Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,089	$1,119
Income Taxes	$196	$1,016

**SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Acquisitions
Assets acquired	$29,284	$167
Liabilities assumed and issued	22,253	—
Common stock issued	—	—

Cash paid	7,031	167
Less cash acquired	—	—

Net cash paid for acquistions	$7,031	$167

ROCK OF AGES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K405 (SEC File No. 000-29464, filed March 30, 2001).

(2) Significant Accounting Policies

New Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

Statement 141, will require upon the adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as accumulated effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill (and equity-method goodwill) is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impariment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but not later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

And finally, any unamortized negative goodwill (and negative equity-method goodwill) existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $35,213,374, unamortized identifiable intangible assets in the amount of $60,642, and unamortized negative goodwill in the amount of $(53,259), all of which will be subject to the transition provisions of Statement 141 and 142. Amortization expenses related to goodwill was $1,412,235 and $697,303 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively.

Cemetery Acquisitions

In 2001, the Company acquired 16 cemeteries (See Note 4). Cemetery activity will be accounted for in the manner described below:

For preneed sales of interment rights, the associated revenue and all costs to acquire the sale will be recognized in accordance with Statement of Financial Accounting ("SFAS") No. 66, "Accounting for Sales of Real Estate." Under Statement No. 66, recognition of revenue and costs must be deferred until 20% of the property sale price has been collected.

For preened slaes of merchandise, primarily vaults and markers, the associated revenue and all costs to acquire them are deferred until the merchandise is delivered or certain conditions are met.

For preneed sales of markers, the associated revenue and all costs will be recognized when the marker has been cast/manufactured and engraved for the customer, title and risk of loss has been transferred to the customer, the customer obtains a certificate of ownership and the marker has been attached to the realty of the cemetery or at the request of the customer, the marker has been property segregated, identified by the customer and stored in an acceptable manner.

Multiple element arrangements and service fee revenue will be recognized using timing appropriate to each individual element. Service fee revenue, including delivery and installation fees or grave opening and closing fees, will not be recognized prior to the time the services are performed.

Cemetery merchandise trust earnings will be deferred until the underlying merchandise is delivered. The revenue is included in the prearranged deferred revenue line item on the balance sheet.

The customer contract receivables and deferred revenue associated with prearranged cemetery contracts will be recognized in the Company's balance sheet as prearranged receivables and prearranged deferred revenue at the date a customer contract is signed provided they meet the definitions of assets and obligations as set forth in Statement of Financial Concepts No. 6, "Elements of Financial Statements" (CON6) and satisfy the fundamental recognition criteria set forth in Statment of Financial Concepts No. 5, "Recognition and Measurement in Financial Statements of Business Enterprises" (CON5).

The Company will record a reduction in the customer receivable for the funds received from the customer and record a receivable from the trust upon transfer to trust equal to the amount of funds transferred.

(3) Inventories

	($ in thousands)
Inventories consist of the following at June 30, 2001 and December 31, 2000:	June 30, 2001	December 31, 2000
	(Unaudited)

Raw materials investments	$9,015		$9,710
Work-in-process	1,693		3,500
Finished goods and supplies	19,415		9,700

	$30,123		$22,910

(4) Acquisition

On January 3, 2001 the Company acquired 16 cemeteries and one granite retailer in Kentucky. The purchase price was approximately $7 million in cash. The acquisition was accounted for by the purchase method of accounting, and accordingly the statement of consolidated income includes the results of operations of the acquired cemeteries and granite retailer beginning January 3, 2001. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company's management based on information currently available and on current assumptions as to future operations. Currently, the Company is completing the review and determination of the fair values of such assets and liabilities and accordingly, the allocation of the purchase price is subject to revision, which is not expected to be material, based on the final determination of appraised and other fair values.

The following unaudited pro forma information has been prepared assuming that the acquisitions (refer to specifics in the footnotes of Form 10-K405 mentioned above) occurred at the beginning of the periods presented. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisitions had been made as of those dates.

	($ in thousands except per share data)
	(Unaudited)
	Six Months Ended
	June 30,
	2001	2000

Net revenues	$44,616		$45,282
Net income	$407		$679
Net income per share - basic	$0.05		$0.09
Net income per share - diluted	$0.05		$0.09

(5) Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for net income for the three and six month periods ended June 30, 2001 and 2000.

	(in thousands except per share data)
	Three Months Ended		Six Months Ended

	June 30,		June 30,
	2001	2000	2001	2000

Numerator:
Income available to common shareholders used in basic and diluted earnings per share	$4,089	$3,211	$407	$519

Denominator:
Denominator for basic earnings per share:
Weighted average shares	7,571	7,451	7,561	7,449
Effect of dilutive securities:
Stock options	73	124	80	125

Denominator for diluted earnings per share:
Adjusted weighted average shares	7,644	7,575	7,641	7,574

Basic earnings per share	$0.54	$0.43	$0.05	0.07

Diluted earnings per share	$0.53	$0.42	$0.05	$0.07

Options to purchase 35,000 shares of Class A common stock at $12.375 per share were outstanding in 2001, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

Options to purchase 35,000 shares of Class A common stock at prices ranging from $12.375 to $13.688 per share were outstanding in 2000, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

(6) Segment Information

The Company is organized based on the products and services that it offers. Under this organizational structure, the Company operates in four segments: quarrying, manufacturing, retailing, and cemeteries.

The quarrying segment extracts granite from the ground and sells it to both the manufacturing segment and to outside manufacturers, as well as to distributors in Europe and Japan.

The manufacturing segment's principal product is granite memorials uses primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications.

The retailing segment sells memorials and other granite products at various locations throughout the United States.

The cemetery segment includes prearranged funeral sales as well as maintenance of cemetery grounds funded through perpetual care funds.

Inter-segment revenues are accounted for as if the sales were to third parties.

The following is the unaudited segment information for the three and six month periods ended June 30, 2001 and 2000 (in thousands):

Three month period:

2001	Quarrying	Manufacturing	Retailing	Cemeteries	Corporate Overhead	Total
Total net revenues	$8,048	$10,006	$15,791	$862	$—	$34,707
Inter-segment net revenues	785	2,625	—	—	—	3,410

Net revenues	7,263	7,381	15,791	862	—	31,297

Total gross profit	3,571	2,102	9,683	570	—	15,926
Inter-segment gross profit	341	(55)	(286)	—	—	—

Gross profit	3,230	2,157	9,969	570	—	15,926

Selling, general and administrative expenses	866	1,372	5,872	447	879	9,436

Income from operations	$2,364	$785	$4,097	$123	$(879)	$6,490

2000	Quarrying	Manufacturing	Retailing	Cemeteries	Corporate Overhead	Total
Total net revenues	$7,861	$9,740	$14,825	$—	$—	$32,426
Inter-segment net revenues	1,145	2,381	—	—	—	3,526

Net revenues	6,716	7,359	14,825	—	—	28,900

Total gross profit	3,772	1,991	8,170	—	—	13,933
Inter-segment gross profit	564	(259)	(305)	—	—	—

Gross profit	3,208	2,250	8,475	—	—	13,933

Selling, general and administrative expenses	971	1,519	5,614	—	972	9,076

Income from operations	$2,237	$731	$2,861	$—	$(972)	$4,857

Six month period:

2001	Quarrying	Manufacturing	Retailing	Cemeteries	Corporate Overhead	Total
Total net revenues	$13,029	$16,024	$19,728	$1,582	$—	$50,363
Inter-segment net revenues	1,253	4,494	—	—	—	5,747

Net revenues	11,776	11,530	19,728	1,582	—	44,616

Total gross profit	4,507	2,541	11,129	1,057	—	19,234
Inter-segment gross profit	341	(15)	(326)	—	—	—

Gross profit	4,166	2,556	11,455	1,057	—	19,234

Selling, general and administrative expenses	1,669	2,545	10,591	934	1,784	17,523

Income from operations	$2,497	$11	$864	$123	$(1,784)	$1,711

2000	Quarrying	Manufacturing	Retailing	Cemeteries	Corporate Overhead	Total
Total net revenues	$12,206	$16,918	$19,936	$—	$—	$49,060
Inter-segment net revenues	1,853	4,073	—	—	—	5,926

Net revenues	10,353	12,845	19,936	—	—	43,134

Total gross profit	4,571	3,071	10,817	—	—	18,459
Inter-segment gross profit	694	(276)	(418)	—	—	—

Gross profit	3,877	3,347	11,235	—	—	18,459

Selling, general and administrative expenses	1,595	2,812	10,628	—	1,636	16,671

Income from operations	$2,282	$535	$607	$—	$(1,636)	$1,788

Net revenues by geographic area is as follows:

	($ in thousands) Three Months Ended June 30,		($ in thousands) Six Months Ended June 30,
	2001	2000	2001	2000

Net revenues (1):
United States	$28,612	$26,441	$40,568	$39,155
Canada	$2,685	$2,459	$4,048	$3,979

Total net revenues	$31,297	$28,900	$44,616	$43,134

(1)  Net revenues are attributed to countries based on where product is produced.

Long-lived assets by geographic area is as follows:

	($ in thousands)
Long-lived assets:	June 30, 2001 (Unaudited)	December, 31 2000

United States	$46,874		$42,411
Canada	$1,997		$1,904
Japan	$94		$132

	$48,965		$44,447

(7) Comprehensive Income

Comprehensive income is as follows:

	($ in thousands) Three Months Ended June 30,		($ in thousands) Six Months Ended June 30,
	2001	2000	2001	2000

Net income	$4,089	$3,211	$407	$519
Cumulative translation adjustment	250	(125)	(63)	(143)

Comprehensive income	$4,339	$3,086	$344	$376

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

Rock of Ages Corporation (the "Company") is an integrated quarrier, manufacturer, distributor and retailer of granite and products manufactured from granite. The Company also owns and operates cemeteries. The quarry division sells granite blocks both to the manufacturing division and to outside manufacturers, as well as to distributors in Europe and Japan. The manufacturing division's principal product is granite memorials used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications. The retail division primarily sells granite memorials directly to consumers, both through owned retail memorial stores and through certain cemeteries owned by the Company. The Company entered the cemetery business on January 3, 2001 by acquired 16 cemeteries and one granite memorial retailer in Kentucky owned by the Loewen Group, Inc. ("Loewen") for $7.0 million. Including these cemeteries, the Company sells its memorials through 110 owned retail outlets in fifteen states.

The Company records revenue from quarrying, manufacturing and retailing. The granite quarried by the Company is sold both to outside customers and used by the Company's manufacturing division. The Company records revenue and gross profit related to the sale of granite sold to an outside customer either when the granite is shipped or when the customer selects and identifies the blocks at the quarry site. The Company does not record a sale, nor does the Company record a gross profit, at the time granite is transferred to the Company's manufacturing division. The Company records revenue and gross profit related to internally transferred granite only after the granite is manufactured into a finished product and sold to an outside customer. Manufacturing revenues related to outside customers are recorded when ulimately sold at retail to an outside customer. Retailing revenues are recorded when the finished monument is placed in the cemetery.

The cemetery division records revenues on its products and services primarily when the product is delivered or the service is performed. However, preneed sales of cemetery lots are recognized as revenue when 20% of the total purchase price of the lot has been received from the customer.

The following table sets forth certain operations data as a percentage of net revenues with the exception of quarrying, manufacturing, retailing and cemtery gross profit, selling, general and administrative expenses and divisional income, which are shown as a percentage of their respective revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Statement of Operations Data:
Net Revenues:
Quarrying	23.2%	23.2%	26.4%	24.0%
Manufacturing	23.6%	25.5%	25.8%	29.8%
Retailing	50.5%	51.3%	44.2%	46.2%
Cemeteries	2.8%	—	3.5%	—

Total net revenues	100.0%	100.0%	100.0%	100.0%

Gross Profit:
Quarrying	44.5%	47.8%	35.4%	37.4%
Manufacturing	29.2%	30.6%	22.2%	26.1%
Retailing	63.1%	57.2%	58.1%	56.2%
Cemeteries	66.1%	—	66.9%	—

Total gross profit	50.9%	48.2%	43.1%	42.8%

Selling, general and administration
Quarrying	11.9%	14.5%	14.2%	15.4%
Manufacturing	18.6%	20.6%	22.1%	21.9%
Retailing	37.2%	37.9%	53.7%	53.3%
Cemeteries	52.0%	—	59.2%	—

Total SG&A expenses	27.3%	28.0%	35.3%	34.9%

Divisional income from operations
Quarrying	32.6%	33.3%	21.2%	22.0%
Manufacturing	10.6%	10.0%	0.1%	4.2%
Retailing	25.9%	19.3%	4.4%	3.0%
Cemeteries	14.3%	—	7.8%	—

Total divisional income from operations	23.5%	20.2%	7.8%	7.9%

Unallocated corporate administative expenses	2.8%	3.4%	4.0%	3.8%
				7.9%
Income from operations	20.7%	16.8%	3.8%	4.1%

Interest exepnse	1.5%	1.9%	2.4%	2.6%

Income before income taxes	19.2%	14.9%	1.4%	1.6%

Provision for income taxes	6.1%	3.8%	0.5%	0.4%

Net Income	13.1%	11.1%	0.9%	1.2%

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Revenues for the three months ended June 30, 2001 increased $2.4 million, or 8.3%, to $31.3 million from $28.9 million for the three months ended June 30, 2000. This increase was primarily attributable to an increase in quarrying and retailing revenues and to revenues from the Company's cemeteries, none of which it owned during the 2000 period.

Gross profit for the three months ended June 30, 2001 increased $2.0 million or 14.3%, to $15.9 million from $13.9 million for the three months ended June 30, 2000. The gross profit percentage increased to 50.9% for the 2001 period from 48.2% for the 2000 period. This increase was attributable to improved performance in the Company's retailing segment relative to the 2000 period.

Quarrying gross profit increased $22,000, or .7%, to $3.2 million for the 2001 period from $3.2 million for the 2000 period. The quarrying gross profit percentage decreased to 44.5% from 47.8% for the 2000 period. This percentage decrease was primarily attributable to lower gross profit at the Company's Salisbury Pink quarry.

Manufacturing gross profit decreased $94,000, or 4.2%, to $2.2 million for the 2001 period from $2.3 million for the 2000 period. The manufacturing gross profit percentage decreased to 29.2% from 30.6% for the 2000 period. These decreases were caused primarily by a decline in profitability at the Company's Barre monumental operations.

Retailing gross profit increased $1.5 million, or 17.6%, to $10.0 million for the 2001 period from $8.5 million for the 2000 period. The retailing gross profit percentage increased 63.1% from 57.2% for the 2000 period.These increases were attributable to improved profitability at the Company's retail operations.

Selling, general and administrative expenses ("SGA expenses") increased $360,000, or 4.0%, to $9.4 million from $9.0 million for the 2000 period. As a percentage of net revenues, SGA expenses decreased to 30.4% for the 2001 period from 31.2% for the 2000 period. These changes were primarily attributable to significant increased net revenues for the 2001 period.

Interest expense increased $62,000, or 11.4%, to $482,000 from $544,000 for the 2000 period. This decrease was caused by lower interest rates under the Company's credit facilities.

The Company's effective tax rate increased to 31.9% from 25.5% in the 2000 period due to the increased profitability and resulting state tax impacts of the retailing segment.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Revenues for the six months ended June 30, 2001 increased $1.5 million,or 3.4%, to $44.6 million from $43.1 million for the six months ended June 30, 2000. This increase was primarily caused by the addition of the cemetery segment and to increased revenues from the quarrying segment which were partially offset by a decline in manufacturing revenues.

Gross profit for the six months ended June 30, 2001 increased $775,000 or 4.2%, to $19.2 million from $18.5 million for the six months ended June 30, 2000. The gross profit percentage increased to 43.1% for the 2001 period from 42.8% for the 2000 period. This increase was primarily caused by improved profitability in the Company's retailing segment.

Quarrying gross profit increased $289,000, or 7.5%, to $4.2 million for the 2001 period from $3.9 million for the 2000 period. The quarrying gross profit percentage decreased to 35.4% from 37.4% for the 2000 period. These results were primarily caused by increased quarry shipments overall but a lower gross profit percentage at certain operations, including the Barre quarries.

Manufacturing gross profit decreased $791,000, or 23.6%, to $2.6 million for the 2001 period from $3.3 million for the 2000 period. The manufacturing gross profit percentage decreased to 22.2% from 26.1% for the 2000 period. These results were caused by the decline in manufacturing revenues described above and significantly lower profitability at the Company's Barre monumental operations.

Retailing gross profit increased $220,000, or 1.9%, to $11.5 million for the 2001 period from $11.2 million for the 2000 period. The retailing gross profit percentage increased to 58.6% from 56.2% for the 2000 period. These increases were attributable to improved profitability at most of the Company's retail operations.

Selling, general and administrative expenses ("SGA expenses") increased $852,000, or 3.1%, to $17.5 million from $16.7 million for the 2000 period. As a percentage of net revenues, SGA expenses increased to 35.3% for the 2001 period from 34.9% for the 2000 period. These increases were primarily attributable to SGA expenses of the cemeteries none of which the Company owned during the 2000 period.

Interest expense decreased $22,000, or 2.1%, to $1.1 million from $1.1 millon for the 2000 period. This decrease was caused by increased borrowings under the Company's credit facilities which were offset by lower interest rates.

The Company's effective tax rate increased to 34.6% from 23.3% in the 2000 period due to increased profitability and resulting state tax impacts of the retailing segment.

Liquidity and Capital Resources

The Company considers liquidity to be its ability to meet its long and short-term cash requirements. Historically, the Company has met these requirements primarily from cash generated by operating activities and periodic borrowings under commercial credit facilities. The Company's recent acquisitions have increased its requirements for external sources of liquidity, and the Company anticipates that this trend will continue as it further implements its growth strategy.

For the six months ended June 30, 2001, net cash provided by operating activities was $3.6 million compared to $3.6 million for the 2000 period. Net cash used in investing activities was $8.8 million compared to $1.1 million in the 2000 period. This increase was primarily due to the cemetery acquisitions during the 2001 period. Net cash provided by (used in) financing activities was $(2.3) million, compared to $(3.6) million for the 2000 period. This was primarily caused by lower net borrowings under the Company's credit facilities.

The Company has a credit facility pursuant with the CIT Group/Business Credit ("CIT"). The facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable and inventory. As of June 30, 2001, the Company had $18.3 million outstanding and $11.7 million available under the term loan line of credit and $8.2 million outstanding and $10.8 million available under the revolving line of credit facility. The Company has a multi-tiered interest rate structure on its outstanding debt with CIT. As of June 30, 2001, the interest rate structure was as follows:

	Amount	Formula	Effective Rate
Revolving Credit Facility	$7.0 million	LIBOR + 1.75%	5.81%
	1.2 million	Prime - .50%	6.50%
Term Loans	12.0 million	LIBOR + 1.75%	5.81%
	5.6 million	LIBOR + 2.00%	6.06%
	.7 million	Prime - .50%	6.50%

As of June 30, 2001, the Company also had $2.4 million available and $0 outstanding under a demand revolving line of credit with the Royal Bank of Canada.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

Statement 141, will require upon the adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as accumulated effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill (and equity-method goodwill) is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impariment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but not later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

And finally, any unamortized negative goodwill (and negative equity-method goodwill) existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $35,213,374, unamortized identifiable intangible assets in the amount of $60,642, and unamortized negative goodwill in the amount of $(53,259), all of which will be subject to the transition provisions of Statement 141 and 142. Amortization expenses related to goodwill was $1,412,235 and $697,303 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively.

Seasonality

Historically, the Company's operations have experienced certain seasonal patters. Generally the Company's net sales have been highest in the third quarter and lowest in the first quarter of each year due primarily to weather. Cemeteries in northern areas generally do not accept granite memorials during winter months when the ground is frozen because they cannot be properly set. In addition, the Company typically closes certain of its Vermont and Canadian quarries during these months because of increased operating costs attributable to adverse weather conditions. As a result, the Company has historically incurred a net loss during the first three months of each calendar year.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On April 18, 2001 the Company received a Request for Arbitration ("Request") from its former European Distributor, Eurimex, S.A. in connection with the termination by the Company of the distribution agreement for the Company's Salisbury Pink granite. Eurimex has also claimed compensation in connection with a distribution agreement for the Company's Bethel White granite, which agreement expired by its terms over two years ago. Pursuant to those other agreements, the arbitration will take place under the International Chamber of Commerce rules and will be held in Luxemborg.

The Company denies all of Eurimex's allegations and further states that it believes that Eurimex has engaged in improper or unlawful practices in the sale of the Company's products. The Company has answered Eurimex's Request and has brought certain counterclaims against Eurimex, including a claim for frivolous action. No schedule has been set for hearing the dispute. The Company will continue to vigorously defend the claims made by Eurimex in connection with the arbitration.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on June 5, 2001 (the "Annual Meeting"), to elect three Class I directors and to ratify the selection of KPMG LLP as the Company's independent auditors for the 2001 fiscal year.

Each of James L. Fox, Douglas M. Schair and Charles M. Waite was elected to serve as a Class I director for a three-year term expiring at the annual meeting of stockholders in 2004 and until their successors are duly elected and qualified.

The following table sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to the election of each of James L. Fox, Douglas M. Schair and Charles M. Waite and the ratification of the selection of KPMG LLP as the Company's independent auditors for the 2001 fiscal year.

	Votes For	Votes Against/ Votes Withheld	Abstentions	Broker Non-Votes

Election of
James L. Fox	7,155,563	191,673	—	219,521
Douglas M. Schair	7,154,563	192,673	—	219,521
Charles M. Waite	7,155,563	191,673	—	219,521

KPMG LLP	7,300,636	7,300	43,329	215,492

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

          3.2                Amended and Restated By-Laws of the Registrant (as amended through April 6, 1999) incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Company's Registration Statement on Form 10-Q for the quarterly period ended March
                               31, 1999.

(b)     Reports Sumitted on Form 8-K:

          The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

    ROCK OF AGES CORPORATION

Dated: August 14, 2001                                                         By:/s/John L. Forney
                                                                                                         John L. Forney
                                                                                                         Executive Vice President, Chief Financial Officer
                                                                                                         and Treasurer