Form 10-Q
period 2001-09-30
ROCK OF AGES CORP
filed 2001-11-14
CIK 84581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE        ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes X No _______

As of September 30,2001, 4,849,559 shares of Class A Common Stock, par value $0.01 per share, and 2,801,438 shares of Class B Common Stock, par value $0.01 per share, of Rock of Ages Corporation were outstanding.

ROCK OF AGES CORPORATION

INDEX

Form 10-Q for the Quarterly Period
Ended September 30, 2001

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements

ROCK OF AGES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands)

	September 30, 2001 (Unaudited)	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$1,977	$9,501
Trade receivables, net	20,923	15,487
Inventories	30,118	22,910
Prepaid & refundable income taxes	—	521
Due from affiliate	409	147
Deferred tax assets	576	576
Assets held for sale	6,070	—
Other current assets	3,159	2,866

Total current assets	63,232	52,009

Property, plant and equipment,net	43,578	44,447
Cash surrender value of life insurance, net	1,065	1,599
Intangibles, net	31,941	36,176
Due from affiliates	138	220
Prearranged receivables	12,801	—
Intangible pension asset	119	119
Other	1,308	983

Total assets	$154,182	$135,554

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under lines of credit	$5,599	$10,340
Current installments of long-term debt	1,084	792
Current installments of deferred compensation	164	164
Trade payables	1,964	1,687
Accrued expenses	4,410	3,430
Income taxes payable	216	—
Customer deposits	8,326	6,721

Total current liabilities	21,763	23,134

Long-term debt, excluding current installments	17,317	18,527
Deferred tax liability	151	151
Deferred compensation	3,381	3,381
Prearranged deferred revenue	20,774	—
Accrued pension cost	439	439
Accrued postretirement benefit costs	706	706
Other	1,392	496

Total liabilities	65,923	46,834

Commitments Stockholders' equity:
Preferred stock - $.01 par value; 2,500,000 shares authorized No shares issued or outstanding
Common Stock - Class A, $.01 par value; 30,000,000 shares authorized 4,849,559 and 4,665,219 shares issued and outstanding	48	47
Common Stock - Class B, $.01 par value; 15,000,000 shares authorized 2,801,438 and 2,826,438 shares issued and outstanding	28	28
Additional paid-in capital	68,504	67,996
Retained earnings	20,415	21,041
Accumulated other comprehensive loss	(736)	(392)

Total stockholders' equity	88,259	88,720

Total liabilities and stockholders' equity	$154,182	$135,554

**SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ROCK OF AGES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)

	Three Months Ended		Nine Months Ended

	September 30,		September 30,
	2001	2000	2001	2000

Net Revenues:
Quarrying	$6,692	$6,011	$18,468	$16,364
Manufacturing	6,053	7,332	17,583	20,177
Retailing	11,221	10,260	30,949	30,196
Cemeteries	756	—	2,337	—

Total net revenues	24,722	23,603	69,337	66,737

Gross Profit:
Quarrying	3,357	2,218	7,524	6,096
Manufacturing	1,530	2,072	4,085	5,419
Retailing	6,682	5,567	18,137	16,802
Cemeteries	144	—	652	—

Total gross profit	11,713	9,857	30,398	28,317

Selling, general and administrative expenses	9,172	7,435	25,948	24,106
Loss on Disposal of Assets	2,363	—	2,561	—

Income from operations	2,541	2,422	4,450	4,211

Interest Expense	396	516	1,486	1,627

Income (loss) before provision for income tax	(218)	1,906	403	2,584

Income tax expense	815	551	1,029	710

Net income (loss)	$(1,033)	$1,355	$(626)	$1,874

Per share information:
Net income (loss) per share - basic	$(0.14)	$0.18	$(0.08)	$0.25
Net income (loss) per share - diluted	$(0.14)	$0.18	$(0.08)	$0.25

Weighted average number of common shares outstanding - basic	7,603	7,451	7,575	7,449

Weighted average number of common shares outstanding - diluted	7,603	7,603	7,575	7,583

**SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$(626)	$1,874
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation,depletion and amortization	3,713	3,330
Loss on disposal of assets	2,561	—
Loss on sale of fixed assets	268	73
Cash surrender value of life insurance	534	4
Changes in assets and liabilities:
(Increase) in trade receivables	(1,161)	(375)
Increase in due from related parties	(179)	(368)
(Increase)in inventories	(866)	(636)
Increase (decrease) in other assets	181	(643)
Decrease in prearranged receivables	129	—
Increase in trade payables, accrued expenses and income taxes payable	1,262	165
Increase in customer deposits	1,559	2,687
(Decrease) in deferred compensation	—	(149)
Increase in other liabilities	896	115
Decrease in prearranged deferred revenue	(699)	—

Net cash provided by operating activities	7,572	6,077

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,679)	(1,641)
Increase in intangibles	(1)	(441)
Proceeds from sale of property, plant and equipment	—	700
Acquisitions, net of cash acquired (1)	(7,031)	(655)

Net cash used in investing activities	(9,711)	(2,037)

Cash flows from financing activities:
Net borrowings under lines of credit	(4,741)	(5,417)
Net stock option transactions	509	(189)
Principal payments on long-term debt	(918)	(329)

Net cash used in financing activities	(5,150)	(5,935)

Effect of exchange rate changes on cash	(235)	(262)

Net decrease in cash and cash equivalents	(7,524)	(2,158)

Cash and cash equivalents, beginning of period	9,501	4,877

Cash and cash equivalents, end of period	$1,977	$2,720

Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,486	$1,627
Income Taxes	$366	$1,438

Supplemental non-cash investing activities:
During the third quarter, the Company sold assets of $1,092,455 in exchange for a $840,000 note receivable.

**SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Acquisitions
Assets acquired	$29,284	$781
Liabilities assumed and issued	22,253	126
Common stock issued	—	—

Cash paid	7,031	655
Less cash acquired	—	—

Net cash paid for acquistions	$7,031	$655

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

Statement 141, will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as accumulated effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill (and equity-method goodwill) is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but not later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

And finally, any unamortized negative goodwill (and negative equity-method goodwill) existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

As of the date of adoption, the Company expects to have unamortized godwill in the amount of $32,401,962, unamortized identifiable assets in the amount of $57,000, and unamortized negative goodwill in the amount of $(53,259), all of which will be subject to the transition provisions of Statement 141 and 142. Amortization expenses related to goodwill was $1,412,235 and $1,003,755 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively.

Statement of Financial Accounting Standards No. 143, "Accounting For Asset Retirement Obligations" ("SFAS 143"), issued in August 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated retirement costs. SFAS 143, which applies to all entities that have a legal obligation associated with the retirement of a tangible long-lived asset is effective for fiscal years beginning after June 15, 2002. The Company does not expect the implementation of SFAS 143 to have a material impact on its financial condition or results of operations.

Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), issued in October 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144, which applies to all entities, is effective for fiscal years beginning after December 15, 2001. The Company does not expect the implementation of SFAS 144 to have a material impact on its financial condition or results of operations.

Cemetery Acquisitions

In 2001, the Company acquired 16 cemeteries (see Note 4). Cemetery activity is accounted for in the manner described below:

For preneed sales of interment rights, the associated revenue and all costs to acquire the sale will be recognized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real Estate." Under Statement No. 66, recognition of revenue and costs must be deferred until 20% of the property sale price has been collected.

For preneed sales of merchandise, primarily vaults and markers, the associated revenue and all costs to acquire them are deferred until the merchandise is delivered or certain conditions are met.

For preneed sales of markers, the associated revenue and all costs will be recognized when the marker has been cast/manufactured and engraved for the customer, title and risk of loss has been transferred to the customer, the customer obtains a certificate of ownership and the marker has been attached to the realty of the cemtery or at the request of the customer, the marker hass ben properly segregated, identified by the customer and stored in an acceptable manner.

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

The customer contract receivables and deferred revenue associated with prearranged cemetery contracts will be recognized in the Company's balance sheet as prearranged receivables and prearranged deferred revenue at the date a customer contract is signed provided they meet the definitions of assets and obligations as set forth in Statement of Financial Concepts No. 6, "Elements of Financial Statements" (CON6) and satisfy the fundamental recognition criteria set forth in Statement of Financial Concepts No. 5, "Recognition and Measurement in Financial Statements of Business Enterprises" (CON5).

The Company will record a reduction in the customer receivable for the funds received from the customer and record a receivable from the trust upon transfer to the trust equal to the amount of funds transferred.

Assets Held For Sale

During the third quarter of 2001, the Company entered into agreements to sell the Childs & Childs manufacturing plant in Elberton, Georgia; the Royalty and Millstone quarries in Elberton, Georgia; and the Lawson manufacturing plant in Barre, Vermont. These pending sales are consistent with the Company's desire to dispose of unprofitable quarry operations and to reallocate resources from the manufacture of commodity memorials and focus on its retail strategy. The Childs & Childs and the Royalty and the Millstone sales were finalized as of October 22, 2001 and October 12, 2001, respectively, and the Company expects the Lawson transaction to be completed during the fourth quarter of 2001.

In connection with such expected sales, the Company has determined that the values of certain assets have been impaired. During the quarter ended September 30, 2001, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS No. 121), the Company recorded a non-cash charge related to the impairment of assets of approximately $2.1 million.

These assets held for sale have been grouped together and classified as "Assets held for sale" in the current assets section of the balance sheet. Assets held for sale have been written down to their realizable values based upon expected sale proceeds.

At September 30, 2001, assets held for sale are comprised of:

Inventory	$438,549
Prepaid and Other Current Assets	31,301
Property and Equipment	4,360,677
Intangible Assets	3,350,810

Total Assets	8,181,337
Less Impairment Charge	(2,111,317)

Net Assets Held For Sale	$6,070,020

During the third quarter the Company completed the sale of the SMI manufacturing plant in Elberton, Georgia in a non-cash transaction in which a note receivable was recorded for $840,000 in exchange for $1,092,455 of assets.

The loss on sale of assets reported for the three and nine month periods ending September 30, 2001, includes a non-tax deductible write down of intangible assets of approximately $3.7 million. Taxable income resulted from the sale of the inventory and property and equipment, the impact of which was recorded in the three months ended September 30, 2001. The sale of these assets is not expected to have any material effect on income taxes in future periods.

(3) Inventories

	($ in thousands)
Inventories consist of the following:	September 30, 2001	December 31, 2000
	(Unaudited)

Raw materials investments	$9,509		$9,710
Work-in-process	1,499		3,500
Finished goods and supplies	19,110		9,700

	$30,118		$22,910

(4) Acquisition

On January 3, 2001 the Company acquired 16 cemeteries and one granite retailer in Kentucky. The purchase price was approxiamtely $7 million in cash. The acquistion was accounted for by the purchase method of accounting, and accordingly the statement of consolidated income includes the results of operations of the acquired cemeteries and granite retailer beginning January 3, 2001. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company's management based on information currently available and on current assumptions as to future operations. Currently, the Company is completing the review and determination of the fair values of such assets and liabilities and accordingly, the allocation of the purchase price is subject to revision, which is not expected to be material, based on the final determination of appraised and other fair values.

The following unaudited pro forma information has been prepared assuming that the acquisition (refer to specifics in the footnotes of Form 10-K405 mentioned above) occurred at the beginning of the periods presented. The pro forma information is prsented for information purposes only and is not necessarily indicative of what would have occurred if the acquisitions had been made as of those dates.

	($ in thousands except per share data)
	(Unaudited)
	Nine Months Ended
	September 30,
	2001	2000

Net revenues	$69,337		$69,927
Net income (loss)	$(626)		$2,030
Net income per share - basic	$(0.08)		$0.27
Net income per share - diluted	$(0.08)		$0.27

(5) Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for net income for the three and nine month periods ended September 30, 2001 and 2000.

	(in thousands except per share data)
	Three Months Ended		Nine Months Ended

	September 30,		September 30,
	2001	2000	2001	2000

Numerator:
Income (loss) available to common shareholders used in basic and diluted earnings per share	$(1,033)	$1,355	$(626)	$1,874

Denominator:
Denominator for basic earnings per share:
Weighted average shares	7,603	7,451	7,575	7,449
Effect of dilutive securities:
Stock options	—	152	—	134

Denominator for diluted earnings per share:
Adjusted weighted average shares	7,603	7,603	7,575	7,583

Basic earnings per share	$(0.14)	$0.18	$(0.08)	0.25

Diluted earnings per share	$(0.14)	$0.18	$(0.08)	$0.25

Options to purchase 35,000 shares of Class A common stock at prices ranging from $12.375 to $18.50 per share were outstanding in 2001, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

Options to purchase 35,000 shares of Class A common stock at prices ranging from $12.375 to $13.688 per share were outstanding in 2000, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

For the three and nine months ended September 30, 2001 stock options for shares of common stock totaling 66,000 and 76,000 respectively, were outstanding and were not included in the calculation of diluted earnings per share as the effect was anti-dilutive.

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

Inter-segment revenues are accounted for as if the sales were to third parties.

The following is the unaudited segment information for the three and nine month periods ended September 30, 2001 and 2000 (in thousands):

Three month period:

2001	Quarrying	Manufacturing	Retailing	Cemeteries	Corporate Overhead	Total
Total net revenues	$7,654	$8,329	$11,221	$756	$—	$27,960
Inter-segment net revenues	962	2,276	—	—	—	3,238

Net revenues	6,692	6,053	11,221	756	—	24,722

Total gross profit	3,754	1,463	6,352	144	—	11,713
Inter-segment gross profit	397	(67)	(330)	—	—	—

Gross profit	3,357	1,530	6,682	144	—	11,713

Selling, general and administrative expenses	1,162	1,185	5,666	350	809	9,172
Loss on disposal of assets	155	2,208	—	—	—	2,363

Income (loss) from operations	$2,040	$(1,863)	$1,016	$(206)	$(809)	$178

2000	Quarrying	Manufacturing	Retailing	Cemeteries	Corporate Overhead	Total
Total net revenues	$6,948	$9,502	$10,260	$—	$—	$26,710
Inter-segment net revenues	937	2,170	—	—	—	3,107

Net revenues	6,011	7,332	10,260	—	—	23,603

Total gross profit	2,563	2,044	5,250	—	—	9,857
Inter-segment gross profit	345	(28)	(317)	—	—	—

Gross profit	2,218	2,072	5,567	—	—	9,857

Selling, general and administrative expenses	458	1,282	5,123	—	572	7,435

Income(loss)from operations	$1,760	$790	$444	$—	$(572)	$2,422

Nine month period:

2001	Quarrying	Manufacturing	Retailing	Cemeteries	Corporate Overhead	Total
Total net revenues	$20,683	$24,352	$30,949	$2,337	$—	$78,321
Inter-segment net revenues	2,215	6,769	—	—	—	8,984

Net revenues	18,468	17,583	30,949	2,337	—	69,337

Total gross profit	8,261	4,004	17,481	652	—	30,398
Inter-segment gross profit	737	(81)	(656)	—	—	—

Gross profit	7,524	4,085	18,137	652	—	30,398

Selling, general and administrative expenses	2,831	3,533	16,257	734	2,593	25,948
Loss on disposal of assets	155	2,406	—	—	—	2,561

Income (loss) from operations	$4,538	$(1,854)	$1,880	$(82)	$(2,593)	$1,889

2000	Quarrying	Manufacturing	Retailing	Cemeteries	Corporate Overhead	Total
Total net revenues	$19,154	$26,421	$30,196	$—	$—	$75,771
Inter-segment net revenues	2,790	6,244	—	—	—	9,034

Net revenues	16,364	20,177	30,196	—	—	66,737

Total gross profit	7,135	5,115	16,067	—	—	28,317
Inter-segment gross profit	1,039	(304)	(735)	—	—	—

Gross profit	6,096	5,419	16,802	—	—	28,317

Selling, general and administrative expenses	2,053	4,094	15,751	—	2,208	24,106

Income (loss) from operations	$4,043	$1,325	$1,051	$—	$(2,208)	$4,211

Net revenues by geographic area is as follows:

	($ in thousands) Three Months Ended September 30,		($ in thousands) Nine Months Ended September 30,
	2001	2000	2001	2000

Net revenues (1):
United States	$22,445	$21,268	$63,013	$60,423
Canada	$2,277	$2,335	$6,324	$6,314

Total net revenues	$24,722	$23,603	$69,337	$66,737

(1)  Net revenues are attributed to countries based on where product is produced.

Long-lived assets by geographic area is as follows:

	($ in thousands)
Long-lived assets:	September 30, 2001 (Unaudited)	December, 31 2000

United States	$41,674		$42,411
Canada	1,904		1,904
Japan	—		132

	$43,578		$44,447

(7) Comprehensive Income

Comprehensive income is as follows:

	($ in thousands) Three Months Ended September 30,		($ in thousands) Nine Months Ended September 30,
	2001	2000	2001	2000

Net income (loss)	$(1,033)	$1,355	$(626)	$1,874
Cumulative translation adjustment	(281)	(93)	(344)	(237)

Comprehensive income	$(1,314)	$1,262	$(970)	$1,638

(8) Litigation

On April 18, 2001 the Company received a Request for Arbitration from its former European Distributor, Eurimex, S. A. (now known as Granite Stone Business International) in connection with the termination by the Company of the distribution agreement for the Company's Salisbury Pink granite. Eurimex has also claimed compensation in connection with a distribution agreement for the Company's Bethel White granite, which agreement expired by its terms over two years ago. Pursuant to those agreements, the arbitration will take place under the International Chamber of Commerce rules and will be held in Luxemborg.

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

The Company denies all of Eurimex's allegations and further states that it believes that Eurimex has engaged in improper or unlawful practices in the sale of the Company's products. The Company has answered Eurimex's Request and has brought certain counterclaims against Eurimex, including a claim for frivolous action. A preliminary scheduling conference has been held but a firm hearing date has not been set. Financial statements include management's best estimate of legal and arbitration costs associated with this matter. The Company denies liability and will continue to vigorously defend the claims made by Eurimex in connection with the arbitration. During the quarter ended September 30, 2001, the Company reclassified $477,000 to selling, general and administrative expenses for amounts related to this matter that had previously been recorded in cost of goods sold.

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

Rock of Ages Corporation (the "Company") is an integrated quarrier, manufacturer, distributor and retailer of granite and products manufactured from granite. The Company also owns and operates cemeteries. The quarry division sells granite blocks both to the manufacturing division and to outside manufacturers and transformers. The manufacturing division's principal product is granite memorials used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications. The retail division primarily sells granite memorials directly to consumers, both through owned retail memorial stores and through certain cemeteries owned by the Company. The Company entered the cemetery business on January 3, 2001 by acquiring 16 cemeteries and one granite memorial retailer in Kentucky owned by the Loewen Group, Inc. ("Loewen") for $7.0 million. Including these cemeteries, the Company sells its memorials through 110 owned retail outlets in fifteen states.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Statement of Operations Data:
Net Revenues:
Quarrying	27.1%	25.5%	26.6%	24.5%
Manufacturing	24.5%	31.1%	25.4%	30.2%
Retailing	45.4%	43.5%	44.6%	45.2%
Cemeteries	3.1%	—	3.4%	—

Total net revenues	100.0%	100.0%	100.0%	100.0%

Gross Profit:
Quarrying	50.1%	36.9%	40.7%	37.2%
Manufacturing	25.3%	28.3%	23.2%	26.9%
Retailing	59.6%	54.3%	58.6%	55.6%
Cemeteries	19.0%	—	27.9%	—

Total gross profit	47.4%	41.8%	43.8%	42.4%

Selling, general and administration
Quarrying	17.4%	7.6%	15.3%	12.5%
Manufacturing	19.6%	17.5%	20.1%	20.3%
Retailing	50.5%	49.9%	52.5%	52.2%
Cemeteries	46.3%	—	31.3%	—

Total SG&A expenses	33.8%	29.1%	33.7%	32.8%

Divisional income from operations
Quarrying	32.8%	29.3%	25.4%	24.7%
Manufacturing	5.7%	10.8%	3.1%	6.6%
Retailing	9.1%	4.3%	6.1%	3.5%
Cemeteries	(27.0%)	—	(3.5%)	—

Total divisional income from operations	13.6%	12.7%	10.2%	9.6%

Unallocated corporate administative expenses	3.3%	2.4%	3.7%	3.3%

Gain (Loss) on Sale of Assets	(9.6%)	—	(3.7%)	—

Income from operations	0.7%	10.3%	2.7%	6.3%

Interest expense	1.6%	2.2%	2.1%	2.4%

Income (loss) before income taxes	(0.9%)	8.1%	0.6%	3.9%

Provision for income taxes	3.3%	2.3%	1.5%	1.1%

Net Income (loss)	(4.2%)	5.7%	(0.9%)	2.8%

Assets Held For Sale

During the third quarter of 2001, the Company entered into agreements to sell the Childs & Childs manufacturing plant in Elberton, Georgia; the Royalty and Millstone quarries in Elberton, Georgia; and the Lawson manufacturing plant in Barre, Vermont. These pending sales are consistent with the Company's desire to dispose of certan unprofitable operations and to reallocate resources from the manufacture of commodity memorials and focus on its retail strategy. The Childs & Childs and the Royalty and the Millstone sales were finalized as of October 22, 2001 and October 12, 2001, respectively, and the Company expects the Lawson transaction to be completed during the fourth quarter of 2001.

In connection with such expected sales, the Company has determined that the values of certain assets have been impaired. During the quarter ended September 30, 2001, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS No. 121), the Company recorded a non-cash charge related to the impairment of assets of approximately $2.1 million.

These assets held for sale have been grouped together and classified as "Assets held for sale" in the current assets section of the balance sheet. Assets held for sale have been written down to their realizable values based upon expected sale proceeds.

At September 30, 2001, assets held for sale are comprised of:

Inventory	$438,549
Prepaid and Other Current Assets	31,301
Property and Equipment	4,360,677
Intangible Assets	3,350,810

Total Assets	8,181,337
Less Impairment Charge	(2,111,317)

Net Assets Held For Sale	$6,070,020

During the third quarter the Company completed the sale of the SMI manufacturing plant in Elberton, Georgia in a non-cash transaction in which a note receivable was recorded for $840,000 in exchange for $1,092,455 of assets.

Three Months Ended September 30, 2001 Compared to Three Months Ended June 30, 2000

Revenues for the three months ended September 30, 2001 increased $1.1 million, or 4.7%, to $24.7 million from $23.6 million for the three months ended September 30, 2000. This increase was primarily attributable to an increase in quarrying and retailing revenues and to revenues from the Company's cemeteries, none of which it owned during the 2000 period.

Gross profit for the three months ended September 30, 2001 increased $1.9 million or 18.8%, to $11.7 million from $9.8 million for the three months ended September 30, 2000. The Company's gross profit percentage increased to 47.4% for the 2001 period from 41.8% for the 2000 period. These increases were primarily attributable to improved performance in the Company's retailing and quarrying segments relative to the 2000 period.

Quarrying gross profit increased $1.1 million, or 51.3%, to $3.3 million for the 2001 period from $2.2 million for the 2000 period. The quarrying gross profit percentage increased to 50.1% from 36.9% for the 2000 period. These increases were attributable to increased profitability at the Bethel and Salisbury quarries and the reclassification of approximately $477,000 in costs related to the Eurimex arbitration (See Part II, Item 1. Legal Proceedings), from the cost of goods sold, to SG&A expesnes for the quarry in this period.

Manufacturing gross profit decreased $542,000, or 26.2%, to $1.5 million for the 2001 period from $2.1 million for the 2000 period. The manufacturing gross profit percentage decreased to 25.3% from 28.3% for the 2000 period. These decreases were primarily attributable to a decline in profitability at the Barre Monumental Operations including a decrease in the Industrial Products division resulting from declines in the manufacturing and technology sectors of the economy.

Retailing gross profit increased $1.1 million, or 20.0%, to $6.7 million for the 2001 period from $5.6 million for the 2000 period. The retailing gross profit percentage increased to 59.6% from 54.3% for the 2000 period. This increase was primarily due to improved profitability at the Company's retail operations as a result of increased branded memorial sales.

Selling, general and administrative expenses ("SGA expenses") increased $1.7 million, or 23.3%, to $9.2 million from $7.4 million for the 2000 period. This was due to an increse in quarrying expenses resulting from legal fees associated with the Eurimex arbitration (see Part II, Item 1. Legal Proceedings), higher retailing expenses, and to expenses from the Company's cemeteries, none of which it owned during the 2000 period. As a percentage of net revenues, SGA expenses increased to 37.1% for the 2001 period from 31.5% for the 2000 period.

The Company recognized a one-time, non-cash charge of $2.4 million in the 2001 period for the loss on the sale of the Georgia quarrying assets, the SMI manufacturing plant in Elberton, Georgia, the Childs & Childs manufacturing plant in Elberton, Georgia, and the Lawson manufacturing plant in Barre, Vermont. Such dispositions are consistent with the Company's desire to dispose of certain unprofitable operations and to reallocate resources from the manufacture of commodity memorials and focus on its retail strategy.

Interest expense decreased $119,000, or 23.1%, to $397,000 from $516,000 for the 2000 period. Lower interest rates under the Company's credit facilities as well as a decrease in the revolving credit facility balance more than offset the expense of additional borrowings for the cemetery acquisitions, resulting in a net decrease in interest expense for the period.

Income taxes for the period were $815,000 on a pre-tax loss of $218,000. This was as a result of the disposition of the manufacturing and quarrying assets for which the write down of goodwill was nondeductible for tax purposes. The sale of these assets is not expected to have any material effect on taxes in future periods.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Revenues for the nine months ended September 30, 2001 increased $2.6 million, or 3.9%, to $69.3 million from $66.6 million for the nine months ended September 30, 2000. This increase was primarily attributable to increased quarrying revenue and the addition of the cemetery segment and partially offset by a decrease in manufacturing net revenue.

Gross profit for the nine months ended September 30, 2001 increased $2.1 million or 7.3%, to $30.4 million from $28.3 million for the nine months ended September 30, 2000. The gross profit percentage increased to 43.8% for the 2001 period from 42.4% for the 2000 period. These increases were attributable to the increases in quarrying and retail net revenues and profitability during the 2001 period.

Quarrying gross profit increased $1.4 million, or 23.4%, to $7.5 million for the 2001 period from $6.1 million for the 2000 period. The quarrying gross profit percentage increased to 40.7% from 37.2% for the 2000 period. These increases were primarily atrributable to increased gross profit at the Company's Bethel and Salisbury quarries, and the reclassification of approximately $477,000 in costs related to the Eurimex arbitration (see Part II, Item 1. Legal Proceedings), from costs of goods sold to SG&A expenses for the quarry in this period.

Manufacturing gross profit decreased $1.3 million, or 24.6%, to $4.1 million from $5.4 million for the 2000 period. The manufacturing gross profit percentage decreased to 23.2% from 26.9% for the 2000 period. These results were primarily attributable to decreased gross profit percentages from the Company's Barre Monumental and Industrial Operations.

Retailing gross profit increased $1.3 million, or 7.9%, to $18.1 million for the 2001 period from $16.2 million for the 2000 period. This increase was attributable to higher sales and gross profit percentages. The retailing gross profit percentage increased to 58.6% from 55.6% for the 2000 period. This increase was due to a higher gross profit percentage at most of the Company's retailing operations as a result of increased branded memorial sales.

Selling, general and administrative expenses ("SGA expenses") increased $1.8 million, or 7.6%, to $25.9 million from $24.1 million for the 2000 period. As a percentage of net revenues, SGA expenses increased to 37.4% from 36.0% for the 2000 period. These increases were attributable to SGA expenses of the cemetery segment none of which the Company owned during the 2000 period, as well as an increase in quarrying SGA as a result of legal fees associated with the Eurimex arbitration (see Part II, Item 1. Legal Proceedings). Increases in retail SGA as a result of increased sales expenses were partially offset by decreases in manufacturing SGA associated with cost cutting measures due to declining manufacturing revenue described above.

The Company recognized a one-time, non-cash charge of $2.6 million in the 2001 period for the loss on the disposition of the Georgia quarrying assets, the SMI manufacturing plant in Elberton, Georgia, the Childs & Childs manufacturing plant in Elberton, Georgia, the Associated Saw Plant in Barre, Vermont as well as the pending sale of the Lawson manufacturing plant in Barre, Vermont. Such dispositions are consistent with the Company's desire to dispose of unprofitable operations and to reallocate resources from the manufacture of commodity memorials and focus on its retail strategy.

Interest expense decreased $141,000, or 8.7%, to $1.5 million from $1.6 millon for the 2000 period. Lower interest rates under the Company's credit facilities as well as a decrease in the revolving credit facility balance more than offset the expense of additional borrowings for the cemetery acquisitions, resulting in a net decrease in interest expense for the period.

Income taxes for the period were $1,029,000 on pre-tax income of $403,000 for the 2001 period. This was a result of the one time sale of the manufacturing and quarrying assets for which the write down of goodwill was non-deductible for tax purposes. The sale of these assets is not expected to have any material effect on taxes in future periods.

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

For the nine months ended September 30, 2001, net cash provided by operating activities was $7.5 million compared to $6.1 million for the 2000 period. Net cash used in investing activities was $9.7 million for the 2001 period compared to $2.0 million for the 2000 period, which was mostly due to the cemetery acquisition and other capital expenditures. Net cash used in financing activities was $5.2 million for the 2001 period compared to $5.9 million for the 2000 period, most of which was due to the Company reducing its borrowings under the credit facilities.

The Company has a credit facility pursuant with the CIT Group/Business Credit ("CIT"). The facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable and inventory. As of September 30, 2001, the Company had $17.9 million outstanding and $12.1 million available under the term loan line of credit and $5.6 million outstanding and $14.4 million available under the revolving line of credit facility. The Company has a multi-tiered interest rate structure on its outstanding debt with CIT. As of September 30, 2001, the interest rate structure was as follows:

	Amount	Formula	Effective Rate
Revolving Credit Facility	$5.0 million	LIBOR + 1.75%	4.34%
	.6 million	Prime - .50%	5.50%
Term Loans	12.0 million	LIBOR + 1.75%	4.34%
	5.4 million	LIBOR + 2.00%	4.59%
	.5 million	LIBOR + 2.00%	4.59%

As of September 30, 2001, the Company also had $2.5 million available and $0 outstanding under a demand revolving line of credit with the Royal Bank of Canada.

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

Statement 141, will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill (and equity-method goodwill) is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but not later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

And finally, any unamortized negative goodwill (and negative equity-method goodwill) existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

As of the date of adoption, the Company expects to have unamortized godwill in the amount of $32,401,962, unamortized identifiable assets in the amount of $57,000, and unamortized negative goodwill in the amount of $(53,259), all of which will be subject to the transition provisions of Statement 141 and 142. Amortization expenses related to goodwill was $1,412,235 and $1,003,755 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively.

Statment of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), issued in August 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated retirement costs. SFAS 143, which applies to all entities that have a legal obligation associated with the retirement of a tangible long-lived assets is effective for fiscal years beginning after June 15, 2002. The Company does not expect the implementation of SFAS 143 to have a material impact on its financial condition or results of operations.

Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), issued in October 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144, which applies to all entities, is effective for fiscal years beginning after December 15, 2001. The Company does not expect the implementation of SFAS 144 to have a material impact on its financial condition or results of operations.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On April 18, 2001 the Company received a Request for Arbitration ("Request") from its former European Distributor, Eurimex, S.A. (now known as Granite Stone Business International) in connection with the termination by the Company of the distribution agreement for the Company's Salisbury Pink granite. Eurimex has also claimed compensation in connection with a distribution agreement for the Company's Bethel White granite, which agreement expired by its terms over two years ago. Pursuant to those agreements, the arbitration will take place under the International Chamber of Commerce rules and will be held in Luxemborg.

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

The Company denies all of Eurimex's allegations and further states that it believes that Eurimex has engaged in improper or unlawful practices in the sale of the Company's products. The Company has answered Eurimex's Request and has brought certain counterclaims against Eurimex, including a claim for frivolous action. A preliminary scheduling conference has been held but a firm hearing date has not been set. Financial statements include a provision for management's best estimate of legal and arbitration costs associated with this matter. The Company denies liability and will continue to vigorously defend the claims made by Eurimex in connection with the arbitration. During the quarter ended September 30, 2001, the Company reclassified $477,000 to selling general and administrative expenses for amounts related to this matter that had previously been recorded in costs of goods sold.

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

(b)     Reports Sumitted on Form 8-K:

On August 2, 2001, the Registrant filed a report on Form 8-K to report the financial results for the second quarter of fiscal 2001. The Registrant also reported that the Board of Directors authorized the repurchase of up to 500,000 shares of its common stock.

On September 11,2001, the Registrant filed a report on Form 8-K to report the sale of its Elberton, Georgia manufacturing and quarry operations. The Registrant also reported the sale of an idle plant building in Barre, Vermont that had not operated since 1997.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

    ROCK OF AGES CORPORATION

Dated: November 14, 2001                                                         By:/s/Douglas S. Goldsmith
                                                                                                         Douglas S. Goldsmith
                                                                                                         Vice President, Chief Financial Officer
                                                                                                         and Treasurer