Form 10-K405
period 2001-12-31
ROCK OF AGES CORP
filed 2002-04-01
CIK 84581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NO. 000-29464

ROCK OF AGES CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	030153200 (I.R.S. Employer Identification Number)

772 GRANITEVILLE ROAD GRANITEVILLE, VERMONT (Address of principal executive offices)	05654 (Zip Code)

Registrant's telephone number, including area code: (802) 476-3121

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
None

Securities registered pursuant to Section 12(g) of the Act:

CLASS A COMMON STOCK, PAR VALUE $0.01

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of March 22, 2002, the aggregate market value of the registrant's voting stock (including Class B Common Stock, par value $.01 per share ("Class B Common Stock"), which is convertible on a share-for-share basis into Class A Common Stock, par value $.01 per share ("Class A Common Stock" and, and together with Class B Common Stock, "Common Stock"), held by non-affiliates of the registrant was $38,093,756. As of March 22, 2002, there were outstanding 5,068,385 shares of Class A Common Stock and 2,785,521 shares of Class B Common Stock.

2

PART I

ITEM 1. BUSINESS

GENERAL

Rock of Ages Corporation ("Rock of Ages" or the "Company") was founded in 1885 and is an integrated granite quarrier, manufacturer and retailer whose principal product is granite memorials used primarily in cemeteries. The Company believes that it is the largest quarrier, manufacturer and retailer of finished granite memorials and granite blocks for memorial use in North America, based on revenues. The Company owns and operates 11 active quarry properties and 6 manufacturing and sawing facilities in North America, principally in Vermont and the Province of Quebec. The Company markets and distributes its memorials on a retail basis through approximately 102 Company-owned retail sales outlets (including sales outlets located at certain cemeteries owned by the Company located in the state of Kentucky)in the states indicated in Item 2 below. The Company also sells memorials wholesale to approximately 65 independent authorized Rock of Ages retailers in the United States and Canada. The Company markets its memorials at four quality and price points under four separate brand names: Rock of Ages Signature, Rock of Ages Sealmark, Golden Rule by Rock of Ages and Stone Eternal by Rock of Ages. The Company also sells non-branded memorials. The Company believes the Rock of Ages trademark is one of the oldest and best known brand names in the granite memorialization industry. The Company actively promotes its brand names and places a seal bearing the brand name on each branded memorial. All Rock of Ages branded memorials are supported by a perpetual warranty with varying levels of coverage depending on the brand.

The Company acquired 16 cemetery properties and 1 memorial retailer located in the state of Kentucky on January 2, 2001. The Company paid a total aggregate purchase price of approximately $7.5 million for the Kentucky cemeteries and retailer acquired in 2001, $6.8 million of which was paid in cash and the remainder payable in installments through 2004.

The Company sold 2 of its Georgia quarries in 2001 and 4 of its non-core manufacturing facilities in 2001 and early 2002. The Company sold an idled Saw Plant in Barre, Vermont in August 2001 for a cash purchase price of $300,505. The Company sold its Royalty/Berkeley and Millstone quarries in Georgia in October 2001 for a total cash purchase price of $2,250,000. The Company sold its Southern Mausoleums manufacturing facility ("SMI")located in Elberton, Georgia in August 2001, for a total sale price of $840,000, payable in kind through the supply of diamond tools and segments pursuant to a supply agreement. The Company sold its Childs & Childs manufacturing facility ("Childs")located in Elberton, Georgia in October 2001 for a total sale price of $1,800,000, of which $1,000,000 was received in cash at the closing and $800,000 is payable pursuant to the terms of a promissory note delivered by the buyer at the closing. Commissions and closing costs of $287,467 were paid on these sales.

Finally, the Company sold its Lawson manufacturing plant located in Barre, Vermont in January 2002 for a total sales price of $2,550,000, of which $2,300,000 was paid at the closing and $250,000 is payable pursuant to the terms of a promissory note delivered by the Buyer at closing. Each of the above divestitures was completed to allow the Company to focus its resources on building and expanding the Company's profitable quarry operations and branded memorial retail distribution system and to increase the profitability of its manufacturing operations.

The Company has operations in four business segments: Quarrying, Manufacturing, Retailing and Cemeteries. Included within the business segments are operations that are unincorporated divisions of Rock of Ages and others that are separately incorporated subsidiaries. Financial information by business segment and geographic area is incorporated herein by reference to note 14 of the Consolidated Financial Statements of the Company. In addition, information regarding the revenues of each business segment is incorporated herein by reference to Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." Additional information regarding each business segment and Rock of Ages in general is set forth below.

GROWTH STRATEGY

The Company seeks to expand the scope and profitability of its operations through a growth strategy that focuses on forward vertical integration into retailing, thereby enabling the Company to move closer to the ultimate customer. The principal elements of the growth strategy include the following:

  Expansion of Company-Owned Retail Network. The Company anticipates that it will continue to expand its Company-owned retail network by selectively acquiring independent granite memorial retailers and by opening new retail stores in selected markets in North America. By expanding its Company-owned retail network, the Company believes that it will capture the higher margins (relative to quarrying and manufacturing margins) that have historically existed at the retail level. Where appropriate, the Company may also acquire cemetery properties that have the potential of expanding sales of its granite memorials.

  Increased Emphasis on Branded Sales to Independent Authorized Dealers. The Company will seek to increase sales of branded products to independent authorized Rock of Ages retailers that are current or potential customers of the Company in furtherance of its efforts to build an integrated retail network consisting of Company-owned and independent authorized Rock of Ages retail outlets that sell the Company's brands.

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

  Selected Acquisitions of Quarries. While the Company owns or controls many of the highest quality granite quarries in North America, the Company will continue to explore the possibility of acquiring selected granite quarriers in North America and internationally to assure that it will continue to have the colors and grades of granites sought by retail purchasers of granite memorials in North America, as well as granite for other uses.

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

Granite differs from deposit to deposit by color, grade and/or quality, Rock of Ages owns, quarries and sells blocks of (i) gray granites from its Barre, Vermont and Stanstead, Quebec quarries, (ii) black granite from its American Black quarry in Pennsylvania, (iii) pink granites from its Laurentian Pink quarry in Quebec and its Salisbury Pink quarry in North Carolina, (iv) white granites from its Bethel White quarry in Vermont and its Gardenia White quarry in North Carolina, (v) brownish red granite from its Autumn Rose quarry in Oklahoma and (vi) grayish pink granites from its Kershaw and Coral Gray quarries in South Carolina.

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

Other quarry products include waste pieces not of a shape or size suitable for manufacturing which are sold for riprap for embankments, bridges or piers, and for other uses. In various quarries, the Company has arrangements with crusher operators who operate on or near the Company's quarries and sell crushed stone. The revenues and profits of these operations are not material. The Company has no marketing and advertising programs for these other quarry products.

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

The Company also manufactures certain precision granite products, which are made along with memorials at the Company's Barre, Vermont plant. These products include surface plates, machine bases, coordinate measuring devices, and other products manufactured to exacting dimensions. These products are sold to the manufacturers of precision measuring devices or end users. Precision products are sold by a precision products sales force which phones or visits customers. The Company does little or no advertising of its precision products.

Retail Products.  The Company's retail division markets and sells granite, bronze and marble memorials primarily to consumers. The Company currently owns and operates approximately 102 retail outlets in 14 states. The granite memorials sold at retail also vary widely and are of the same types as those manufactured by the Company. The Company's retail operations utilize a retail sales force which markets and sells memorials through phone calls and direct meeting with customers in their homes and at retail sales offices. The Company advertises and promotes retail sales through direct mail material, yellow page listings and newspaper advertising. The Company's retail sales outlets are positioned to sell branded and unbranded memorials at all price points and qualities.

Cemetery Products. The Company's cemetery division markets and sells cemetery lots and funeral services such as grave openings and closings. The cemetery division also markets and sells cemetery merchandise such as vaults, bronze markers and niches in community mausoleums at some of its cemeteries. The cemetery division has opened sections in some of its cemeteries which allow the placement of upright granite memorials. Sales of upright granite memorials are handled either by cemetery sales personnel who have been trained to sell such memorials, or by ales personnel from a nearby Company-owned retail store.

MANUFACTURING AND RAW MATERIALS

The Company quarries and manufactures granite in the United States and Canada at the locations detailed in Item 2 "Properties." The Company also out-sources the manufacturing of certain memorial products pursuant to supply agreements with other manufacuturers. In 2001, the Company acquired new equipment for certain of its quarries and plants. There were no plants acquired or material additions to plants in 2001. Management believes that the Company's manufacturing and quarrying capacity, together with its manufacturing outsourcing arrangements, is generally sufficient to meet anticipated production requirements for the foreseeable future.

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

The Company had manufacturing backlogs of $11.5 million as of December 31, 2001 and $8.5 million as of December 31, 2000. These backlogs occurred in the normal course of business. The Company does not have a material backlog in its quarrying operations. The Company had retail backlogs of $10.5 million as of December 31, 2001 and $12.4 million as of December 31, 2000. The Company expects that substantially all of the backlog order will be filled during the 2002 fiscal year.

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

Because the Company's Barre quarries are closed from mid-December through mid-March, in December each year the Company provides special 90-day payment terms at these quarries for all blocks purchased in the month of December. Customers' manufacturing plants generally remain open during most of this period, and most customers prefer to assure they own blocks of a size and quality selected to them prior to closure. All blocks purchased from the Company's Barre quarries in December on deferred payment terms are invoiced on or about December 31 and removed from the Company's inventory with title passing to the buyer. Payment terms are one-third of the invoice amount on January 15, one-third on February 15, and one-third on March 15. This program provides essentially the normal 30-day payment terms during the months when the Barre quarries are closed, notwithstanding the customer's purchase of a 3-month supply in December. Customers need not use these terms and may buy from inventory during the closure period on a first come first served basis with normal 30-day terms.

RESEARCH AND DEVELOPMENT

The Company does not have a research and development department for any of its products. The Company regularly conducts market research, as well as research on new product designs and on equipment to improve the Company's technology. These activities are not separately accounted for as research, and the Company had no expenditures classified for financial reporting purposes as research in 1999, 2000 or 2001.

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

EMPLOYEES

As of December 31, 2001, the Company had approximately 897 employees.

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

ITEM 2. PROPERTIES

The Company owns the following quarry and manufacturing properties:

PROPERTY	FUNCTION

VERMONT
Barre
Quarry Properties
E. L. Smith Quarry	Quarrying of dimensional Barre Gray granite blocks
Adam-Pirie Quarry	Quarrying of dimensional Barre Gray granite blocks
Manufacturing Properties
Associated Saw Plant*	Finished product storage
Rock of Ages Manufacturing Plant	Manufacturing of memorials
Press Roll Production Plant	Manufacturing of granite press rolls
Rock of Ages Saw Plant #1	Slabbing of granite blocks
Lawson Production Plant**	Slabbing of granite blocks and memorials production facility
Bethel
Quarry Properties
Bethel Quarry	Quarrying of dimensional Bethel White granite blocks

GEORGIA
Madison County
Quarry Properties
Royalty/Berkeley Quarries*	Quarrying of dimensional Royalty Blue and Berkeley Blue granite blocks
Oglethorpe County
Quarry Properties
Millstone Quarry*	Quarrying of dimensional Millstone Gray granite blocks
Elberton
Manufacturing Properties
Southern Mausoleums*	Manufacturing of mausoleums
Childs & Childs Plant*	Manufacturing of memorials

CANADA
Stanstead, Quebec
Quarry Properties
Stanstead Quarry	Quarrying of dimensional Stanstead Gray granite blocks
Guenette, Quebec
Quarry Properties
Laurentian Quarry	Quarrying of dimensional Laurentian Rose granite blocks
Beebe Plain, Quebec
Manufacturing Properties
Rock of Ages Manufacturing Plant	Manufacturing of memorials
Adru Manufacturing Plant	Manufacturing of memorials

PENNSYLVANIA
St. Peters
Quarry Properties
American Black Quarry	Quarrying of dimensional American Black granite blocks
Manufacturing Properties
Saw Plant	Slabbing of granite blocks

NORTH CAROLINA
Salisbury
Quarry Properties
Salisbury Pink Quarry	Quarrying of dimensional Salisbury Pink granite blocks
Rockwell
Quarry Properties
Gardenia White Quarry	Quarrying of dimensional Gardenia White granite blocks

OKLAHOMA
Mill Creek
Quarry Properties
Autumn Rose Quarry	Quarrying of dimensional Autumn Rose granite blocks

SOUTH CAROLINA
Kershaw County
Quarry Properties
Kershaw Quarry	Quarrying of dimensional Kershaw granite blocks
Lancaster County
Quarry Properties
Coral Gray Quarry	Quarrying of dimensional Coral Gray granite blocks

* Property sold during fiscal 2001. See "Item 1 - General."

** Property sold in January 2002. See "Item 1 - General."

In addition, the Company owns 102 retail sales outlets and 5 associated sand-blasting facilities in the states of Georgia, Iowa, Illinois, Minnesota, Connecticut, Massachusetts, Rhode Island, Nebraska, New Jersey, Pennsylvania, Ohio, South Dakota, Kentucky and Wisconsin. In certain cases, the Company leases, under customary lease arrangements, the land or other real estate associated with these outlets and facilities. The Company also owns 13 cemeteries in Kentucky.

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

QUARRY	APPROXIMATE DATE OF COMMENCEMENT OF OPERATIONS	PRIOR OWNER (DATE ACQUIRED)	MEANS OF ACCESS	TOTAL ORIGINAL COST OF EACH PROPERTY	NET SALEABLE RECOVERABLE RESERVES(1) (CUBIC FEET)	SALEABLE RECOVERABLE RESERVES (YEARS) (2)
E. L. Smith	1880	E.L. Smith Quarry Co. (1948)	Paved road	$7,562,676	2,459,534,000	4,918

Adam-Pirie	1880	J.K. Pirie Quarry (1955)	Paved road	$4,211,363	948,886,000	6,559

Bethel	1900	Woodbury Granite Company, Inc. (1957)	Dirt road	$174,024	76,529,000	382

Royalty/Berkeley (3)	1923	Coggins Granite (1991)	Paved road	$2,794,500	6,691,000	67

Millstone (3)	1995	Coggins Granite (1991)	Paved road	$1,195,900	5,599,000	55

Stanstead	1920	Brodies Limited and Stanstead Granite Company (1960)	Paved road	$505,453	32,563,000	216

Laurentian Pink	1944	Brodies Limited (1960)	Paved road	$860,115	3,864,000	51

American Black	1973	Pennsylvania Granite Inc. (1997)	Paved road	$2,900,000	14,615,000	97

Salisbury	1918	Pennsylvania Granite Inc. (1997)	Paved road	$3,886,592	19,344,000	86

Autumn Rose	1969	Autumn Rose Quarry Inc. (1997)	Paved road	$200,000	708,000	21

Kershaw	1955	Pennsylvania Granite Inc. (1997)	Paved road	$200,000	591,000	21

Coral Gray	1955	Pennsylvania Granite Inc. (1997)	Paved road	$200,000	No estimate	No estimate

Gardenia White	1995	J. Greg Faith Thomas E. Ebans, Sr. David S. Hooker William L. Comolli (1998)	Dirt road	$4,633,000	2,602,000	37

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

(3)  Quarries sold during fiscal 2001. See "Item 1-General."

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

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to legal proceedings that arise from time to time in the ordinary course of its business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company. The only major pending litigation currently outstanding is as follows:

Granite Stone Business International Sarl (f/k/a Eurmiex SA) (Luxemburg) vs Rock of Ages Corporation (USA) ICC Arbitration 11502/KGA/MS. On April 18, 2001 the Company received a Request for Arbitration ("Request") from its former European Distributor, Eurimex,S.A. (now known as Granite Stone Business International)in connection with the termination by the Company of the distribution agreement for the Company's Salisbury Pink granite. Eurimex has also claimed compensation in connection with a distribution agreement for the Company's Bethel White granite, which agreement expried by its terms over two years ago. Pursuant to those agreements, the arbitration will take place under the International Chamber of Commerce rules and will be held in Luxemburg.

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

The Company denies all of Eurimex's allegations and further states that it believes that Eurimex has engaged in improper or unlawful practices in the sale of the Company's products. The Company has answered Eurimex's Request and has brought certain counterclaims against Eurimex, including a claim for frivolous action. A preliminary scheduling conference was held on October 2, 2001 and jurisdictional issues have been briefed. A second hearing on further procedural issues and jurisdiction was held on March 13, 2002. The Company denies liability and will continue to vigourously defend the claims made by Eurimex in connection with the arbitration and does not believe an unfavorable ruling is probable, however, an unfavorable ruling could have a material adverse affect on the Company.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Class A Common Stock is traded on the NASDAQ National Market under the symbol "ROAC." There is currently no established public trading market for the Class B Common Stock. The Class A Common Stock commenced public trading on October 21, 1997. The table below sets forth the quarterly high and low sales quotations for the Class A Common Stock for each full quarterly period during fiscal years 2000 and 2001 compiled from information supplied by NASDAQ. All prices represent inter dealer quotations without retail mark ups, mark downs or commissions, and may not necessarily represent actual transactions.

2000
	HIGH	LOW

First Quarter	9 1/2	4 1/4
Second Quarter	5 3/4	4 3/16
Third Quarter	6 1/4	3 19/20
Fourth Quarter	6 1/8	4

2001
	HIGH	LOW

First Quarter	5 2/5	5 1/5
Second Quarter	5 1/4	5 1/7
Third Quarter	6 1/9	5 6/7
Fourth Quarter	5 2/5	5 1/4

As of March 22, 2002, based upon information provided by the Company's transfer agent, there were 271 record holders of Class A Common Stock and 27 record holders of Class B Common Stock, which numbers do not include stockholders who beneficially own shares held in street name by brokers.

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

RECENT SALES OF UNREGISTERED SECURITIES

The Company made no sales of unregistered securities during fiscal 2001.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated historical financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for and as of the end of each years in the five-year period ended December 31, 2001 are derived from the consolidated financial statements of the Company, which financial statements have been audited by KPMG LLP, independent certified public accountants ("KPMG"). The following selected consolidated financial data should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of the Company, including the notes thereto, referred to in Item 8.

	YEAR ENDED DECEMBER 31,
	1997	1998	1999	2000	2001
	(U.S. $ IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
Net revenues:
Quarrying	$14,090	$19,225	$22,181	$22,887	$25,775
Manufacturing	38,336	44,294	37,414	27,183	22,228
Retailing	1,781	18,597	36,933	40,622	43,159
Cemeteries	—	—	—	—	3,143
Total net revenues	54,207	82,746	96,527	90,693	94,305

Gross Profit:
Quarrying	5,606	8,780	9,973	9,871	11,347
Manufacturing	9,302	10,842	7,791	6,801	5,422
Retailing	1,198	10,799	19,579	22,389	25,461
Cemeteries	—	—	—	—	818
Total gross profit	16,106	30,421	37,344	39,061	43,048

Selling, general and administrative expenses	11,036	20,371	31,241	33,164	36,707
Loss on disposal of assets	—	—	845	—	2,534
Income from operations	5,070	10,049	5,258	5,897	3,807
Interest expense	1,576	511	2,034	2,143	1,758
Income before provision for income taxes	3,494	9,539	3,224	3,754	2,049
Provision for income taxes	849	2,303	1,395	1,291	1,616
Net income before cumulative effect of a change in accounting principle	$2,645	$7,236	$1,829	$2,463	$433
Net income per share	$0.62	$0.98	$0.22	$0.33	$0.06
Net income per share assuming dilution	$0.53	$0.91	$0.21	$0.33	$0.06
Weighted average number of shares outstanding	4,290	7,349	7,509	7,447	7,606
Weighted average number of shares oustanding assuming dilution	4,997	7,984	7,826	7,576	7,676

	AS OF DECEMBER 31,
	1997	1998	1999	2000	2001

BALANCE SHEET DATA:
Cash and cash equivalents	$8,637	$4,701	$4,877	$9,501	$3,435
Working capital	28,737	26,520	18,386	28,875	16,758
Total assets	93,137	121,893	130,669	135,554	153,793
Long-term debt, net of current maturities	975	12,880	12,620	18,527	323
Stockholders' equity	77,884	85,837	86,382	88,720	89,670

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Rock of Ages in an integrated quarrier, manufacturer, distributor and retailer of granite and products manufactured from granite. The Company also owns and operates cemeteries. The quarry division sells granite blocks both to the manufacturing division and to outside manufacturers, as well as to distributors in Europe and Japan. The manufacturing division's principal product is granite memorials used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications. The retail division primarily sells granite memorials directly to consumers. The cemetery division sells cemetery property and funeral and cemtery products and services both at the time of need and on a preneed basis.

During the year ended December 31, 1998, the Company acquired 13 retail monument companies, thereby expanding its retail presence to locations in Georgia, Iowa, Illinois, Minnesota, Nebraska, New Jersey, Pennsylvania, Ohio and South Dakota (the "1998 Retail Acquisitions"). During the year ended December 31, 1999, the Company acquired an additional 13 retail monument companies and in so doing strengthened its existing retail presence in certain states while expanding its retail presence to Connecticut, Rhode Island, Massachusetts and Missouri (the "1999 Retail Acquisitions"). In 2000, the Company acquired 2 memorial retailers in 2 separate and independent transactions, thereby acquiring 3 retail sales outlets in the states of Connecticut and Iowa (the "2000 Retail Acquisitions"). The Company also acquired 16 cemetery properties and 1 memorial retailer located in the state of Kentucky as of January 2, 2001. The Company paid a total aggregate purchase price in the 2000 Acquisitions of approximately $655,000, all of which was paid in cash; and approximately $7.5 million for the Kentucky cemeteries and retailer acquired in January 2001, $6.8 million of which was paid in cash with the remainder payable in installments through 2004.

In May 1999, the Company sold the Keystone manufacturing plant back to the original owners from whom it had purchased them in June 1997. In exchange, the Company received 263,441 shares of its Class B common stock held by the former Keystone owners. These shares were then retired. In connection with this transaction, the Company recognized a loss on disposal of assets of approximately $845,000 or $.11 per diluted share, during the 1999 fiscal year. This nonrecurring charge had no impact on the Company's tax liability or overall cash position.

During the second quarter of 2001 the Company sold an idled Saw Plant in Barre, Vermont in which cash of $300,505 was received in exchange for $515,433 of assets.

During the third quarter of 2001 the Company completed the sale of the SMI and Childs & Childs manufacturing plants and the Royalty and Millstone quarries in Elberton, Georgia in which total cash of $3,250,000 net of closing costs of $287,467 was recieved and notes receivable were recorded for a total of $1,640,000 in exchange for $6,121,693 of assets.

During the third quarter of 2001, the Company entered into an agreement to sell the Lawson manufacturing plant in Barre, Vermont for $2,550,000 of which $2,300,000 will be cash and $250,000 a note receivable in exhange for $3,346,219 of assets. This sale is consistent with the Company's desire to dispose of certain unprofitable operations and to reallocate resources from the manufacture of commodity memorials and focus on its retail strategy. The Lawson transaction was completed during the first quarter of 2002.

The loss on sale of assets reported for the year ending December 31, 2001, includes a non-tax deductible disposal of intangible assets of approximately $3.7 million. Taxable income resulted from the sale of the inventory and property and equipment, the impact of which was recorded in the three months ended September 30, 2001. The sale of these assets is not expected to have any material effect on income taxes in future periods.

Critical Accounting Policies

Our critical accounting policies are as follows: Revenue recognition, impairment of long-lived assets and valuation of deferred income taxes.

Revenue Recognition

The manufacturing division recognizes revenue upon shipment of finished orders from the manufacturing plant. The retailing division recognizes revenue upon the setting of the memorial in the cemetery. In certain instances, the Company may enter into an agreement with a customer, which provides for extended payment terms, generally up to two years from either the date of setting the memorial or, in certain instances, upon the settlement of an estate.

The quarry division recognizes revenue from sales of granite blocks when the granite is shipped or when the customer selects and identifies the blocks at the quarry site. At that time, the block is removed from the Company's inventory, the customer's name is printed on the block, and title and risk of ownership passes to the buyer. In many cases, granite blocks owned by customers remain on the Company's property for varying periods after title passes to the buyer. Payment terms are less 5% 30 days, net 30 days, except the December terms described below. Sales of the Company's blocks are FOB quarry and the Company retains the obligation to load customer's blocks on trucks. At its Barre, Vermont location, sales are FOB Barre, Vermont and the Company retains a delivery obligation using the Company's trucks for block customers in Barre. The customer may take delivery at any time determined by the customer, but all invoices must be paid in accordance with their terms when due whether or not the customer requests delivery.

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

In December each year, the Company provides special 90-day payment terms at its Barre quarries for all block purchased in the month of December. The reason for this is that the Barre quarries are generally closed from mid-December through mid-March because of weather. However, the quarry customers' manufacturing plants remain open during most of this period, and most prefer to assure they own blocks of a size and quality selected by them prior to the quarries' closure. All blocks purchased in December on deferred payment terms are invoiced on or about December 31 and removed from the Company's inventory with the title passing to the buyer. Payment terms are one-third of the invoice amount on January 15, one-third on February 15, and one-third on March 15. The program provides essentially the normal 30-day payment terms during the months when the quarry is closed notwithstanding the customer's purchase of a three months supply in December. Customers need not use these terms and may buy from inventory during the closure period on a first-come, first-served basis with normal 30-day terms.

The cemetery division's revenue from preneed sales of funeral services, and cemetery services and merchandise is deferred until the period in which the services or merchandise is delivered. On the balance sheet, the full contract amount is included in prearraged deferred revenue, a liability. The corresponding receivable due from the customer is reflected in prearragned receivables, an assets, and the corresponding cash received from the customer is reflected part in prearraged receivables (for the portion placed in trust) and part in cash (for the portion the Company is allowed to retain). When the services or merchandise is delivered, the Company recognizes as revenue the full contract amount plus all trust earnings associated with that contract. The Company cannot predict when the existing contracts will mature but it is estimated that most contracts will have an average life of ten to fifteen years and in some cases greater than fifteen years. The amount of prearranged deferred revenue at December 31, 2001 was $24,224,212.

Impairment of long-lived assets

The Company's long-lived assets consist primarily of goodwill and other intangible assets and property and equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business, a significant decrease in the benefits realized from the acquired business, difficulty and delays in integrating the business or a significant change in the operations of the acquired business.

Recoverability of long-lived assets is measured by comparison of the carrying amount to estimated future undiscounted net cash flows the assets are expected to generate. Those cash flows include an estimated terminal value based on a hypothetical sale at the end of its goodwill amortization period. Estimating these cash flows and terminal values requires management to make judgments about the growth in demand for services, sustainability of gross margins, our ability to integrate acquired companies and achieve economies of scale, and valuation multiples required by investors or buyers. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the long-lived asset exceeds its fair value. Based on the current standards of SFAS No. 121, the Company has determined that it has no impairment of long-lived assets.

Effective January 1, 2002, the Company will assess impairment of goodwill in accordance with the provisions of SFAS No.142. The provisions of SFAS No. 142 require that a two-step test be performed. First, the fair value of each of our reporting units will be compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded. The Company has done preliminary estimations as to the amount of the impairment in the retail reporting unit and has estimated that it will incur a pre-tax non-cash impairment charge of approximately $32,500,000 in the first quarter of 2002. The Company has not yet done an estimation of the impairment, if any, in the cemetery reporting unit.

Valuation of deferred income taxes

As of December 31, 2001 and 2000, the Company had net deferred tax assets of $1,567,000 and $425,000, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependant upon the generation of future taxable income during the periods in which thos temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has recorded a valuation allowance of $4,904,000 and $4,172,000 as of December 31, 2001 and December 31, 2000, respectively, against the minimum tax credit carryforwards and other deferred tax assets. Based upon the projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes that it is more likely than not that the company will realize the benefit of these unreserved net deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

The following table sets forth certain historical statement of operations data as a percentage of net revenues with the exception of quarrying, manufacturing and retailing gross profit, which are shown as a percentage of quarrying, manufacturing and retailing revenues, respectively.

	YEAR ENDED DECEMBER 31,
	1999	2000	2001
STATEMENTS OF OPERATIONS DATA:
Net Revenues:
Quarrying	23.0%	25.2%	27.3%
Manufacturing	38.7%	30.0%	23.6%
Retailing	38.3%	44.8%	45.8%
Cemeteries	—	—	3.3%

Total net revenues	100.0%	100.0%	100.0%
GROSS PROFIT:
Quarrying	45.0%	43.1%	44.0%
Manufacturing	20.8%	25.0%	24.4%
Retailing	53.0%	55.1%	57.0%
Cemeteries	—	—	26.0%

Total gross profit	38.7%	43.1%	45.6%
Selling, general & administrative expenses	33.2%	36.6%	39.0%
Loss on disposal of assets	—	—	2.7%
Income from operations	5.4%	6.5%	3.9%
Interest expense	2.1%	2.4%	1.9%
Income before provision for income taxes	3.3%	4.1%	2.0%
Provision for income taxes	1.4%	1.4%	1.7%
Net Income	1.9%	2.7%	0.5%

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Revenues for the fiscal year ended December 31, 2001 increased 4.0% to $94.3 million from $90.7 million for the year ended December 31, 2000. Quarrying revenues were $25.8 million for the year ended December 31, 2001 compared to $22.9 million for the year ended December 31, 2000. The increase was largely due to strong demand for Bethel and Gardenia White granite from both domestic and international customers as well as increased revenues from the Salisbury quarry as a result of the Company terminating the distribution agreement with Eurimex. See "Item 3 - Legal Proceedings." The Company's sale of its quarries in Georgia in 2001 is not expected to have a material effect on quarry operations.

Manufacturing revenues were $22.2 million for the year ended December 31, 2001 compared to $27.2 million for the year ended December 31, 2000. The decrease was due to poor shipments in the first quarter of 2001 as a result of difficult weather conditions, a decrease in sales to some customers incompatible with the Company's branding strategy, and a decrease in demand for the Company's industrial products that are sold to the high tech industry due to a general softening in that business sector. The Company's sale of Childs and SMI, which were completed in 2001, and the sale of Lawson, which was completed in January 2002, were consistent with the Company's desire to focus on the manufacture of branded memorials for its authorized retail network and its owned retail stores. While the Company expects a decrease in revenue as a result of the loss in customer base associated with these facilities, it expects that this decrease will be partially offset by an increase in revenues and percent of branded sales from its remaining customer base.

Retailing revenues were $43.2 million for the year ended December 31, 2001 compared to $40.6 million for the year ended December 31, 2000. The increase is a result of additional branded sales at the retail locations and favorable seasonable factors in 2001 which allowed for those retailers affected by weather to have greater cemetery settings in the fourth quarter of 2001 compared to the same period in 2000.

Cemetery revenues were $3.1 million for the year ended December 31, 2001. The Company acquired the cemeteries in January 2001 and has no comparable data.

Gross profit dollars for the fiscal year ended December 31, 2001 increased 10.2% to $43.0 million from $39.0 million for the fiscal year ended December 31, 2000. Consolidated gross profit percentage increased to 45.6% in fiscal 2001 from 43.1% in fiscal 2000.

Quarrying gross profit was $11.3 million or 44.0% of revenue for the year ended December 31, 2001 compared to $9.9 million or 43.1% of revenue for the year ended December 31, 2000. The increase was mostly due to increased operational efficiencies at the Bethel quarry and an increase in the reported revenue at the Salisbury quarry as a result of the Company terminating the distribution agreement with Eurimex. See "Item 3 - Legal Proceedings." These increases were partially offset by a decrease in gross profit at the Pennsylvania Black quarry due to short-term higher than anticipated quarry development costs.

Manufacturing gross profit was $5.4 million or 24.0% of revenue for the year ended December 31, 2001 compared to $6.8 million or 25.0% of revenue for the year ended December 31, 2000. The decline in gross profit dollars is primarily a result of the decreased revenues discussed above as well as a decrease in profitability in the industrial products business due to a general softening in the technology business sector. The Company believes that the sale of Childs and SMI, which were completed in 2001, will have a positive effect on gross margins since these facilities historically had gross margins below those of the Company's other manufacturing groups. The sale of Lawson, which was completed in January 2002, is also expected to have a positive effect on gross margins due to the elimination of traditionally low margin customers and a strong focus on the Company's core authorized dealer network resulting in expected increased branded sales, which have historically had higher gross margins than unbranded sales. In connection with the Lawson sale, the Company entered into a seven-year contract to purchase memorials from the new owner. Although there are many alternative suppliers of granite memorials, the Company is dependent on this arrangement to provide product to its customers and believes it will be favorable for the Company.

Retailing gross profit was $25.5 million or 59.0% of revenue for the year ended December 31, 2001 compared to $22.4 million or 55.1% of revenue for the year ended December 31, 2000. This increase was primarily attributable to an increase in branded sales as a result of the Company's strong emphasis on the branding strategy.

Selling, general and administrative expenses for 2001 increased 11.0% to $36.7 million from $33.2 million. As a percentage of net sales, these expenses for 2001 increased to 39.0% from 36.6%. This increase is a result of additonal legal expenses in the quarry segment as a result of the Eurimex litigation and the higher selling expenses associated with the cemetery segment that the company acquired in January 2001.

Interest expense for the fiscal year ended December 31, 2001 decreased to $1.7 million from $2.1 million for the fiscal year ended December 31, 2000. This decrease was due to lower interest rates under the Company's credit facilities as well as a decrease in debt funded by cash from operations and the sale of the Southern Mausoleum Manufacturing Plant ("SMI"), the Childs & Childs Manufacturing Plant ("Childs") and the Royalty Quarries ("Royalty") all in Georgia.

Income taxes as a percentage of earnings before taxes increased to 78.9% in 2001 from 34.4% in 2000. This increase was the result of the disposition of the quarrying and manufacturing assets for which the write down of goodwill was non-deductible for tax purposes. The Company expects its tax rate to return to historical levels in 2002.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999.

Revenues for the fiscal year ended December 31, 2000 decreased 6.0% to $90.7 million from $96.6 million for the year ended December 31, 1999. Quarrying revenues increased $.7 million, mostly due to a greater percentage of its shipments being made to outside customers. Manufacturing revenues declined $10.2 million, primarily as a result of the Keystone Sale and increased shipments to the Company's owned retailers. Retailing revenues increased $3.7 million due to the positive impact of a full year's revenue from the 1998 Retail Acquisitions and revenues generated by the 1999 Retail Acquisitions.

Gross profit for the fiscal year ended December 31, 2000 increased 4.6% to $39.0 million from $37.3 million for the fiscal year ended December 31, 1999. Quarrying gross profits decreased $100,000. The quarrying gross profit percentage decreased to 43.1% in 2000 from 45.0% in 1999, primarily as a result of slighlty lower gross profit margin at the Company's Barre and Bethel quarries.

Manufacturing gross profit decreased $1.0 million, which was attributable to lower manufacturing revenues as described above. The manufacturing gross profit percentage increased to 25.0% in 2000 from 20.8% in 1999, as a result of significantly stronger gross profit margins at the Company's Barre, Beebe, and Industrial Products operations.

Retailing gross profit increased $2.8 million in 2000 as a result of owning and operating the 1999 Retail Acquisitions for the full 2000 fiscal year. The retailing gross profit percentage increased from 53.0% to 55.1% primarily due to a slightly stronger performance by the 1998 Retail Acquisitions.

Selling, general and administrative expenses for 2000 increased 3.1% to $33.1 million from $32.1 million. As a percentage of net sales, these expenses for 2000 increased to 36.6% from 33.2%. The absolute increase in selling, general and administrative expenses was primarily caused by the Company's increase in retail sales, which carry substantially higher selling costs than the Company's other sources of revenue; the relative increase in selling, general and administrative expenses was primarily caused by the Company's ability to begin to leverage its investment in retail as the size of that segment increases.

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

Cash Flow. For 2001, net cash provided by operating activities was $11.6 million. This consisted primarily of net income of $432,780 adjusted for a non-cash loss on sale of assets of $2.7 million and depreciation, depletion and amortization of $4.5 million as well as a decrease in trade receivables of $1.6 million primarily as a result of the sale of Childs and SMI and an increase in payables, accruals and taxes payable of $2.5 million. Net cash used in investing activities was $7.6 million in 2001 compared to $2.8 million in 2000, which was mostly due to the cemetery acquisitions and capital expenditures offset by the proceeds from the sale of assets. Net cash used in financing activities in 2001 was $9.6 million compared to $2.9 million provided by financing activities in 2000. The cash used in financing activities in 2001 consisted primarily of $6.4 million repayment of the revolving credit facility and $4.3 million principle payments on long-term debt funded primarily from the sale of assets.

Capital Resources. The Company has a credit facility with the CIT Group/Business Credit ("CIT"). The facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable and inventory. As of December 31, 2001, the Company had $14.4 million outstanding and $15.6 million available under the term loan line of credit and $4.0 million outstanding and $16.0 million available under the revolving line of credit facility.

The Company has a multi-tiered interest rate structure on its outstanding debt with CIT. As of December 31, 2001, the interest rate structure was as follows:

	Amount	Formula	Effective Rate

Revolving Credit Facility	$3.0 million	LIBOR + 1.75%	3.61%
	1.0 million	Prime - .50%	4.00%

Term Loans	12.0 million	LIBOR +1.75%	3.61%
	1.9 million	LIBOR + 2.0%	3.86%
	.5 million	LIBOR + 2.0%	3.86%

Contractual Obligations.

	Total
		Less than 1 year
Contractual Cash Obligation			1-3 Years	4-5 Years	After 5 Years

Long-Term Debt	$14,993,815	$14,671,315	$42,157	$18,776	$261,567
Operating Leases	2,381,481	1,099,062	1,059,187	204,632	18,600
Purchase Obligations	21,000,000	3,000,000	6,000,000	6,000,000	6,000,000

Total Obligations	$38,375,296	$18,770,377	$7,101,344	$6,223,408	$6,280,167

The Company's primary need for capital will be to maintain and improve its manufacturing, quarrying, and retail facilities and to finance acquisitions as part of its growth strategy. The Company has approximately $4.0 million budgeted for capital expenditures in 2002. In addition, both the term loan and the revolving credit facility described above expire in December 2002. The Company has begun discussions with a number of institutions, including CIT, on a new credit facility with principally the same structure as the current facility. The Company does not expect to have any difficulty securing a new credit facility. The Company believes that the combination of cash flow from operations,its existing credit facilities, and/or its new credit facility will be sufficient to fund its operations for at least the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combination," and Statement No. 141, "Goodwill and Ohter Intangible Assets." Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations intiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142. Any impairment loss will be measured as of the date of adoption and recognized as accumulated effect of a change in accounting principle in the first interim period.

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

As of the date of adoption, the Company has unamortized goodwill in the amount of $34,176,922, unamortized identifiable intangible assets in the amount of $368,571, and unamortized negative goodwill in the amount of $(53,259), all of which will be subject to the transition provisions of Statement 141 and 142.

The Company has done preliminary estimations as to the amount of the impairment in the retail reporting unit and it is estimated that it will incur a pre-tax non-cash impairment charge of approximately $32,500,000 in the first quarter of 2002. The Company has not done an estimation of the impairment, if any, in the cemetery reporting unit.

Statement of Financial Accounting Standards No. 143"Accounting for Asset Retirement Obligations"("SFAS 143"), issued in August 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated retirement costs. SFAS 143, which applies to all entities that have a legal obligation associated with the retirement of a tangible long-lived asset is effective for fiscal years beginning after June 15, 2002. The Company does not expect the implementation of SFAS 143 to have a material impact on its financial condition or results of operations.

Statement of Financial Accounting Standards No. 144,"Accounting for the Impairment or Disposal of Long-Lived Assets"("SFAS 144"), issued in October 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144, which applied to all entities, is effective for fiscal years beginning after December 15, 2001. The Company does not expect the implementation of SFAS 144 to have a material impact on its financial condition or results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The information required for this item is included in this Annual Report on Form 10-K on Pages i through xxxi, inclusive, and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Certain information concerning directors and executive officers of the Company is set forth below:

NAMES OF DIRECTORS AND EXECUTIVE OFFICERS (1)	AGE	POSITIONS WITH THE COMPANY
George R. Anderson	62	Director
John L. Forney	40	Director, President and Chief Operating Officer/Memorials Division
James L. Fox	50	Director
Douglas S. Goldsmith	32	Chief Financial Officer,Vice President of Finance and Administration and Treasurer
Jon M. Gregory	52	Director, President and Chief Operating Officer/Quarries Division
Richard C. Kimball	61	Director, Chief Strategic and Marketing Officer
Donald Labonte	40	Vice President/Manufacturing
Dennis I. Merchant	51	Vice President/Retail Operations
Terry Shipp	44	Vice President/Sales and Marketing
Kurt M. Swenson	57	President and Chief Executive Officer, Chairman of the Board of Directors
Michael B. Tule	40	Vice President, General Counsel and Secretary
Charles M. Waite	69	Director
Frederick E. Webster Jr.	64	Director

(1) Each executive officer serves for a term of one year (and until his successor is chosen and qualified).

George R. Anderson has been a director of the Company since 1984. From 1984 until February 1999, Mr. Anderson was also Chief Financial Officer and Treasurer. Mr. Anderson joined the Company in 1969 as Chief Accountant and subsequently held the position of Controller. He has been a director of the Barre Granite Association and a trustee of the Granite Group Insurance Trust and the Barre Belt Multi-Employer Pension Plan. Mr. Anderson's current term as a director will expire at the 2002 annual shareholders meeting..

John L. Forney has been President and Chief Operating Officer/Memorials Division since January 2001 and Chief Financial Officer and Treasurer of the Company since February 1999. He has been a director of the Company since February 2001. Prior to assuming these position and since 1996, Mr. Forney was Senior Vice President of Finance at Raymond James & Associates, Inc. From 1994 to 1996, Mr. Forney was a Vice President at Morgan Stanley & Company. Mr. Forney's current term as director will expire at the 2002 annual shareholders meeting.

James L. Fox has been President and Chief Executive Officer of govOne Solutions, an electronic government payment service, since July 2001. From June 2000 to July 2001, he was Vice President - Corporate Development and Chief Financial Officer of Gomez, Inc., a research and consulting firm specializing in Internet quality measurement. He was Vice Chairman of PFPC, Inc., a division of PNC Financial Services Group, Inc., since December 1999. He was President of First Data Investor Services Group, a division of First Data Corporation, since 1989. Mr. Fox has been a director of the Company since October 1997. Mr. Fox's current term as a director of the Company will expire in 2004.

Douglas S. Goldsmith has been Chief Financial Officer and Vice President of Finance and Administration since September 2001. From 1997 until September 2001, Mr. Goldsmith served as the Chief Information Officer of the Company.

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

Donald Labonte has been Vice President/Manufacturing since January 2002 and has been President of Rock of Ages Canada since 1999. From 1998 to 1999, he was Vice President/General Manager of Rock of Ages Canada. From 1993 to 1998, Mr. Labonte was Director of Operations of Rock of Ages Canada.

Dennis I. Merchant has been Vice President/Retail Operations since August 1999. From 1984 to August 1999 he served as Manager/Manufacturing Operations.

Terry Shipp has been Vice President/Retail Sales and Marketing since January 2001. From 1997 to December 2000, he was the Sales Manager of Keith Monument Company, LLC, a wholly owned subsidiary of the Company.

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

Michael B. Tule hass ben Vice President, General Counsel and Secretary of the Company since April 2000. From March 1996 to April 2000, he was Vice President, General Counsel and Secretary of WPI Group, Inc., now known as NEXIQ Technologies, Inc. Prior to 1996, Mr. Tule was a partner at the Manchester, New Hampshire law firm of McLane, Graf, Raulerson & Middleton.

Charles M. Waite has been a director of the Company since 1985. Since 1989, Mr. Waite has been managing partner of Chowning Partners, a financial consulting firm that provides consulting services to New England companies. Mr. Waite's current term as a director will expire in 2004.

Frederick E. Webster Jr., Ph.D. has been a Professor of Management at the Amos Tuck School of Business Administration of Dartmouth College since 1965. He is also a management consultant and lecturer. Mr. Webster has been a director of the Company since October 1997. Mr. Webster's current term as a director will expire at the 2002 annual shareholder's meeting.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires that directors, certain officers, and beneficial owners of more than 10% of the Company's common stock file reports of initial beneficial ownership and changes in beneficial ownership of the Company's common stock with the Securities and Exchange Commission. Based solely upon its review of reports filed pursuant to Section 16(a) of the Exchange Act and written representations by such reporting persons, the Company believes that during fiscal year 2001 such persons made all required filings except that Mr. Kimball filed a late Form 5 (Annual Statement of Changes in Beneficial Ownership) reporting an option exercise of 5,000 shares of Class B common stock, the conversion of such shares to Class A common stock, and subsequent sale of 2,000 of the Class A shares acquired pursuant to the option, which transactions were also reported late.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information with respect to the Chief Executive Officer of the Company and each of the four other most highly compensated executive officers of the Company (the "Named Executive Officers") for the years ended December 31, 2001, December 31, 2000 and December 31, 1999.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	YEAR	ANNUAL COMPENSATION SALARY BONUS		LONG-TERM COMPENSATION SECURITIES UNDERLYING OPTIONS(#)	ALL OTHER COMPENSATION
Kurt M. Swenson	2001	$360,000	$30,000	—	$1,200
Chief Executive Officer and Chairman of the	2000	$340,080	$0	—	$1,200
Board of Directors	1999	$340,080	$0	—	$1,150

John L. Forney	2001	$250,008	$40,000	—	$1,200
President and Chief Operating	2000	$192,000	$0	75,000	$1,200
Officer/Memorials Division, Director	1999	$185,040	$0	—	$0

Richard C. Kimball	2001	$240,000	$30,000	—	$1,2000
Chief Strategic and Marketing Officer	2000	$240,000	$0	—	$1,200
Director	1999	$240,000	$0	25,000	$1,150

Jon M. Gregory	2001	$230,307	$40,000	—	$1,200
President and Chief Operating	2000	$192,000	$0	—	$1,200
Officer/Quarries Division, Director	1999	$185,040	$0	—	$1,150

Terry Shipp	2001	$180,331	$15,000	—	$1,200
Vice President/Sales	2000	$—	$—	15,000	$—
and Marketing	1999	$—	$—	—	$—

(1)  In each case, represents a matching contribution under the Company's 401(k) Plan.

STOCK OPTION GRANTS

The Company did not grant options to purchase its Class A or Class B Common Stock to any Named Executive Officer during fiscal 2001.

The following table sets forth information concerning options to purchase Class A and Class B Common Stock held by the Named Executive Officers. The Class B Common Stock is convertible on a share-for-share basis into Class A Common Stock. The Company has not granted any stock appreciation rights.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

			NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS AT DECEMBER 31, 2001
	SHARES ACQUIRED ON EXERCISE				VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS AT DECEMBER 31, 2001(2)
		VALUE REALIZED (1)
NAME			EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE

Kurt M. Swenson	5,000	$4,450	—	—	$—	$—
Richard C. Kimball	5,000	$11,200	20,000	5,000	$—	$—
Jon M. Gregory	50,000	$64,100	—	—	$—	$—
John L. Forney	—	$—	25,000	50,000	$1,750	$3,500
Terry Shipp	—	$—	5,000	10,000	$350	$700

(1) These values are calculated using the closing price of the Class A Common Stock on the NASDAQ National Market on the date of exercise.

(2) These values are calculated using the $5.01 per share closing price of the Class A Common Stock on the NASDAQ National Market on December 31, 2001.

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

PENSION PLAN TABLE

FINAL AVERAGE COMPENSATION	15 YEARS	20 YEARS	25 YEARS	30 YEARS	35 YEARS

$125,000	$38,952	$51,937	$64,921	$77,905	$77,905
$150,000	$47,202	$62,937	$78,671	$94,405	$94,405
$175,000	$55,452	$73,937	$92,421	$110,905	$110,905
$200,000	$63,702	$84,937	$106,171	$127,405	$127,405
$225,000	$71,952	$95,937	$119,021	$143,905	$143,905
$250,000	$80,202	$106,937	$133,671	$160,405	$160,405
$275,000	$88,452	$117,937	$147,421	$176,905	$176,905
$300,000	$96,702	$128,937	$161,171	$193,405	$193,405
$325,000	$104,952	$139,937	$174,921	$209,905	$209,905
$350,000	$113,202	$150,937	$188,671	$226,405	$226,405

These calculations are based on the retirement formula in effect as of December 31, 2001, which provides an annual life annuity at age 65 equal to 1.8% of a participant's final five-year average compensation (excluding bonus) plus ..4% of a participant's final five-year average compensation in excess of social security covered compensation times years of service to a maximum of 30 years. Estimated years of continuous service for each of the Named Executive Officers, as of December 31, 2001 and rounded to the full year, are: Mr. Forney, 3 years; Mr. Gregory, 26 years; Mr. Kimball, 9 years; and Mr. Swenson, 28 years.

In addition, the Company's Salary Continuation Agreements provide for supplemental pension benefits to certain officers of the Company, including the Named Executive Officers listed in the table below. The following table sets forth the supplemental pension benefits for the specified Named Executive Officers under their respective Salary Continuation Agreements.

NAME	ANNUAL BASE COMPENSATION	TOTAL YEARS OF SERVICE AT AGE 65	ANNUAL RETIREMENT BENEFIT AT AGE 65
R. Kimball	$240,000	12	28,800
K. Swenson	$360,000	26	102,960
J. Gregory	$230,037	39	53,829

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

The Company also has employment with each of the other Named Executive Officers except Mr. Shipp (such employment agreements being referred to collectively as the "Other Employment Agreements"), each of which provides for an initial five-year employment term commencing on October 24, 1997, with the exception of the Company's agreement with John L. Forney, which has a five-year term commencing on January 22, 1999. The Other Employment Agreements provide for benefits of the type generally provided to key executives of the Company, and for continued payment of salary and benefits over the remainder of the term if the employee's employment is terminated by the Company without Cause (as defined in the Other Employment Agreements). The Other Employment Agreements or related undertakings generally prohibit the employee from competing with the Company during the term of employment and for two years thereafter, and contain customary confidentiality provisions in favor of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 22, 2002, certain information with respect to the beneficial ownership of the Common Stock by each (i) director, (ii) executive officer and (iii) beneficial owner of more than 5% of either class of the outstanding Common Stock known to the Company, based on Securities and Exchange Commission filings and other available information and (iv) by all directors and executive officers of the Company as a group. The Class B Common Stock is convertible on a share-for-share basis into Class A Common Stock. The Class B Common Stock is entitled to ten votes per share and the Class A Common Stock is entitled to one vote per share. Unless otherwise indicated, each person has sole voting and investment power with respect to the shares listed opposite such person's name.

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	NUMBER	PERCENT OF CLASS	NUMBER (2)	CLASS (2)
	SHARES OF CLASS B COMMON STOCK BENEFICIALLY OWNED		SHARES OF CLASS A COMMON STOCK BENEFICIALLY OWNED

Wellington Management Company, LLP (3)
75 State Street
Boston, MA 02109	—	—	573,000	10.6%

Dimensional Fund Advisors (4)
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401	—	—	333,700	6.2%

Douglas M. Schair	—	—	503,153	9.3%
Kurt M. Swenson (5) **	1,005,000	35.0%	1,135,000	17.7%
Kevin C. Swenson (6)	1,023,489	35.6%	1,023,489	15.9%
Robert L. Pope	144,875	5.0%	144,875	2.6%
Richard C. Kimball (7) **	29,126	1.0%	133,426	2.5%
George R. Anderson**	—	—	25,000	*
Jon M. Gregory**	—	—	35,326	*
Charles M. Waite**	29,126	1.0%	30,000	*
James L. Fox(8)**	—	—	6,000	*
John L. Forney (9)**	—	—	25,000	*
Frederick E. Webster Jr.(10)**	—	—	5,000	*
Dennis Merchant(11)**	—	—	8,334	*
Douglas Goldsmith(12)**	—	—	8,334	*
Michael Tule(13)**	—	—	5,000	*
Terry Shipp(14)**	—	—	6,000	*
Donald Labonte(15)**	—	—	3,334	*
All directors and executive officers as a group (14 persons)	1,063,252	37.0%	1,923,907	29.8%

**Executive Officer and/or Director

* Less than 1%

(1) The business address of each director and executive officer of the Company is c/o Rock of Ages Corporation, 772 Graniteville Road, Graniteville, Vermont 05654.

(2) For each beneficial owner (and directors and executive officers as a group), (i) the number of shares of Class A Common Stock listed includes (or is comprised solely of) a number of shares equal to the number of shares of Class B Common Stock, if any, listed as beneficially owned by such beneficial owner(s) and (ii) the percentage of Class A Common Stock listed assumes the conversion on March 22, 2002 of all shares of Class B Common Stock, if any, listed as beneficially owned by such beneficial owner(s) into Class A Common Stock and also that no other shares of Class B Common Stock beneficially owned by others are so converted.

(3) According to a Schedule 13G dated February 12, 2002, Wellington Management Company, LLP, in its capacity as an investment advisor, may be deemed to be the beneficial owner of the listed shares which are held of record its clients.

(4)  According to a Schedule 13G dated February 12, 2002, Dimensional Fund Advisors Inc., in its capacity as an investment advisor or manager, may be deemed to be the beneficial owner of the listed shares which are held of record by certain investment companies, trusts or other accounts that it advises or manages.

(5) Kurt M. Swenson is the brother of Kevin C. Swenson. Includes 1,005,000 shares of Class B Common Stock and 130,000 shares of Class A Common Stock held by the Kurt M. Swenson Revocable Trust of 2000. Kurt M. Swenson, as the sole trustee of the Kurt M. Swenson Revocable Trust of 2000, beneficially owns such shares.

(6)  Kevin C. Swenson is the brother of Kurt M. Swenson.

(7)  Includes 20,000 shares of Class A Common Stock subject to currently exerciseable options.

(8)  Includes 5,000 shares of Class A Common Stock subject to currently exercisable stock options.

(9)  All 25,000 shares of Class A Common Stock listed are subject to currently exercisable stock options.

(10)  All 5,000 shares of Class A Common Stock listed are subject to currently exercisable stock options.

(11)  Includes 3,334 shares of Class A Common Stock subject to currently exercisable stock options.

(12) Includes 3,334 shares of Class A Common Stock subject to currently exercisable stock options.

(13) All 5,000 shares of Class A Common Stock listed are subject to currently exercisable stock options.

(14)  Includes 5,000 shares of Class A Common Stock subject to currently exercisable stock options.

(15) All 3,334 shares of Class A Common Stock listed are subject to currently exercisable stock options.

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

Swenson LLC owns two granite quarries, one in Concord, New Hampshire and another in Woodbury, Vermont. Both have been owned by Swenson LLC (or its predecessor Swenson Granite) for more than 40 years. Because of the proximity of the Woodbury quarry to Barre, Vermont, the Company provides, and may continue to provide, certain maintenance services and parts to the Woodbury quarry and is reimbursed for the cost of such services. During 2001, the Company received approximately $117,000 for such maintenance service and parts. Both the Company and Swenson LLC have the right to terminate these services at any time and the Company has no obligation to purchase or continue to purchase Woodbury granite from Swenson LLC. The Company also purchases Concord blocks from Swenson LLC at market prices. The Company's purchases of granite provided by Swenson LLC in 2001 were approximately $13,000. Swenson also purchases granite blocks and slabs from the Company. Such purchases amounted to approximately $25,000 in 2001. The Company believes these arrangements with Swenson LLC are as favorable, or more favorable, to the Company than would be available from an unrelated party for comparable granite blocks.

In February and April 2000 the Company loaned $130,000 to Richard C. Kimball and $143,186 to Jon M. Gregory, in connection with the exercise of certain stock options by them. Mr. Kimball and Mr. Gregory are both directors and executive officers of the Company. The purpose of the loans was to assist Mr. Kimball and Mr. Gregory in paying certain taxes incurred in connection with the exercise of Company stock options and the resulting Alternative Minimum Tax imposed on the unrealized gain on the transactions. The loans are each evidenced by a demand promissory note and are secured by a pledge of the shares acquired in the option exercises. The notes are payable on demand and provide for annual interest of 5.88% on the outstanding principal balance. Mr. Kimball paid his loan in full in July 2001. As of March 2002, $58,098 remained outstanding on the loan to Mr. Gregory.

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

(b) Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended December 31, 2001.

25

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2001, 2000 and 1999

(With Independent Auditors' Report Thereon)

ROCK OF AGES CORPORATION AND SUBSIDIARIES

INDEPENDENT AUDITORS' REPORT

The Board of Directors of Rock of Ages Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Rock of Ages Corporation and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rock of Ages Corporation and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, the Company adopted the provisions of Statement of Position 98-5, "Reporting the Costs of Start-Up Activities," in 1999.

KMPG LLP
/s/ KPMG LLP

March 12, 2002
Boston, Massachusetts

i

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2001 and 2000

ASSETS (note 6)	2001	2000
Current assets:
Cash and cash equivalents	$3,435,181	$9,501,365
Trade receivables,less allowance for doubtful accounts of $1,547,923 in 2001 and $1,303,054 in 2000 (note 5)	16,119,068	15,486,560
Due from affiliates (note 11)	102,554	147,429
Inventories (notes 2 and 5)	22,680,187	22,910,377
Income taxes receivable	12,974	521,259
Deferred tax assets (note 8)	694,000	576,000
Assets held for sale(note 16)	2,546,216	—
Other current assets	4,103,375	2,865,856

Total current assets	49,693,555	52,008,936

Property,Plant and Equipment:
Granite reserves and development costs	15,838,230	16,570,984
Land	9,123,662	7,260,436
Buildings and improvements	14,465,284	16,925,559
Machinery and equipment	25,726,213	32,045,754
Furniture and fixtures	1,667,789	1,544,710
Construction-in-process	80,923	203,717

	66,902,101	74,551,160
Less accumulated depreciation, depletion and amortization	23,758,832	30,104,619

Net property, plant and equipment	43,143,269	44,446,541

Other assets:
Cash surrender value of life insurance, net loans of $65,217 in 2001 and $95,412 2000 and 1999	811,139	1,599,487
Intangibles, less accumulated amortization of $4,667,568 in 2001 and $3,326,578 in 2000 (note 3)	34,492,234	36,083,403
Debt issuance costs, less accumulated amortization of $175,819 in 2001 and $133,194 in 2000	50,225	92,951
Due from affiliates (note 11)	128,928	219,874
Deferred tax assets (note 8)	873,000	—
Intangible pension asset (note 9)	221,869	119,483
Prearranged receivables (note 1)	15,388,492	—
Cemetery property, at cost (note 1)	5,997,568	—
Other	2,992,559	982,883

Total other assets	60,956,014	39,098,081

Total assets	$153,792,838	$135,553,558

See accompanying notes to consolidated financial statements

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2001 and 2000

LIABILITIES AND STOCKHOLDERS' EQUITY	2001	2000

Current liabilities:
Borrowings under lines of credit (note 5)	$3,970,402	$10,304,260
Current installments of long-term debt (note 6)	14,671,315	791,697
Deferred compensation payable (note 9)	278,649	163,907
Trade payables	1,945,625	1,687,420
Accrued expenses	5,236,561	3,429,512
Income taxes payable	85,875	—
Customer deposits	6,711,080	6,720,982

Total current liabilities	32,899,507	23,133,778

Long-term debt, excluding current installments (note 6)	322,500	18,527,340
Deferred compensation (note 9)	4,070,923	3,381,305
Prearranged deferred revenue	24,224,212	—
Deferred tax liability(note 8)	—	151,000
Accrued pension cost (note 9)	390,987	438,597
Accrued postretirement benefit cost(note 9)	779,093	705,537
Other	1,435,904	496,476

Total liabilities	64,122,496	46,834,033

Commitments (note 4)

Stockholders' equity (note 10):
Preferred stock - $0.01 par value;
2,500,000 shares authorized
No shares issued and outstanding
Common Stock - Class A $0.01 par value;
30,000,000 shares authorized;
5,014,408 issued and outstanding in 2001 and
4,665,219 in 2000	50,144	46,652
Common Stock - Class B $0.01 par value;
15,000,000 shares authorized;
2,787,021 issued and outstanding in 2001 and
2,826,438 in 2000	27,870	28,264
Additional paid-in capital	69,066,548	67,996,227
Retained earnings	21,473,481	21,040,703
Accumulated other comprehensive income	(947,701)	(392,321)

Total stockholders' equity	89,670,342	88,719,525

Total liabilities and stockholders' equity	$153,792,838	$135,553,558

See accompanying notes to consolidated financial statements

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Net revenues:
Quarrying	$25,774,536	$22,886,916	$22,180,179
Manufacturing	22,227,965	27,183,417	37,414,503
Retailing	43,159,474	40,622,169	36,932,655
Cemeteries	3,142,682	—	—

Total net revenues	94,304,657	90,692,502	96,527,337

Cost of revenues:
Quarrying	14,427,461	13,015,779	12,206,442
Manufacturing	16,806,213	20,382,475	29,623,521
Retailing	17,698,738	18,233,141	17,353,072
Cemeteries	2,324,238	—	—

Total cost of revenues	51,256,650	51,631,395	59,183,035

Gross profit:
Quarrying	11,347,075	9,871,137	9,973,737
Manufacturing	5,421,752	6,800,942	7,790,982
Retailing	25,460,736	22,389,028	19,579,583
Cemeteries	818,444	—	—

Total gross profit	43,048,007	39,061,107	37,344,302

Selling, general and administrative expenses	36,706,809	33,163,621	31,241,128
Loss on disposal of assets (note 16)	2,534,091	—	845,117

Income from operations	3,807,107	5,897,486	5,258,057

Interest expense	1,757,929	2,143,226	2,034,129

Income before provision for income taxes and cumulative effect of a change in accounting principle	2,049,178	3,754,260	3,223,928

Provision for income taxes (note 8)	1,616,400	1,290,764	1,394,846

Net income before cumulative effect of a change in accounting principle	423,778	2,463,496	1,829,082

Cumulative effect in prior years of a change in accounting principal (net of tax benefit of $47,559) (Note 17)	—	—	(149,781)

Net income	$432,778	$2,463,496	$1,679,301

Net income per share - basic:
Net income before cumulative effect of a change in accounting principle	$0.06	$0.33	$0.24
Cumulative effect in prior year of change in accounting principle (net of tax benefit of $47,599)	—	—	(0.02)

Net income per share	$0.06	$0.33	$0.22

Net income per share - diluted:
Net income before cumulative effect of a change in accounting principle	$0.06	$0.33	$0.23
Cumulative effect in prior year of change in accounting principle (net of tax benefit of $47,599)	—	—	(0.02)

Net income per share	$0.06	$0.33	$0.21

Weighted average number of shares outstanding - basic	7,605,785	7,447,460	7,509,241
Weighted average number of shares outstanding - diluted	7,675,990	7,575,839	7,825,589

See accompanying notes to consolidated financial statements

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income
Years ended December 31, 2001, 2000 and 1999

	NUMBER OF SHARES ISSUED AND OUTSTANDING

			CLASS A COMMON STOCK	CLASS B COMMON STOCK	ADDITIONAL PAID-IN CAPITAL Income
	CLASS A COMMON STOCK SHARES	CLASS B COMMON STOCK (SHARES)				RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS' EQUITY

Balance at December 31, 1998	3,896,178	3,484,957	38,962	34,849	69,350,225	16,897,906	(485,248)	85,836,694

Comprehensive income:
Net income	—	—	—	—	—	1,679,301	—	1,679,301
Cumulative translation adjustment	—	—	—	—	—	—	305,889	305,889

Total comprehensive income								1,985,190

Retirement of stock	(1,000)	—	(10)	—	—	—	—	(10)
Conversion of common stock	380,370	(380,370)	3,804	(3,804)	—	—	—	—
Exercise of options	—	274,600	—	2,746	716,117	—	—	718,863
Repurchase of stock (note 16)	—	(263,441)	—	(2,634)	(2,796,427)	—	—	(2,799,061)
Acquisitions (note 15)	52,623	—	526	—	639,460	—	—	639,986

Balance at December 31, 1999	4,328,171	3,115,746	$43,282	$31,157	$67,909,375	$18,577,207	$(179,359)	$86,381,662

Comprehensive income:
Net income	—	—	—	—	—	2,463,496	—	2,463,496
Cumulative translation adjustment	—	—	—	—	—	—	(212,962)	(212,962)

Total comprehensive income								2,250,534

Conversion of common stock	343,626	(343,626)	3,436	(3,436)	—	—	—	—
Exercise of options	—	84,318	—	843	303,257	—	—	304,100
Repurchase of stock	(6,578)	(30,000)	(66)	(300)	(216,405)	—	—	(216,771)

Balance at December 31, 2000	4,665,219	2,826,438	$46,852	$28,264	$67,996,227	21,040,703	$(392,321)	$88,719,525
Comprehensive income:
Net income	—	—	—	—	—	432,778	—	432,778
Cumulative translation adjustment	—	—	—	—	—	—	(396,382)	(396,382)
Minimum pension liability	—	—	—	—	—	—	(158,997)	(158,997)

Total comprehensive income								(122,601)

Conversion of common stock	359,999	(359,999)	3,600	(3,600)	—	—	—	—
Exercise of options	—	320,582	—	3,206	1,186,421	—	—	1,189,627
Repurchase of stock	(10,810)	—	(108)	—	(116,100)	—	—	(116,208)

Balance at December 31, 2001	5,104,408	2,787,021	$50,144	$27,870	$69,066,548	21,473,481	$(947,701)	$89,670,342

See accompanying notes to consolidated financial statements.

v

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Cash Flows From Operating Activities:
Net income	$432,778	$2,463,496	$1,679,301
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on sale of assets	1,734,088	—	—
Depreciation, depletion and amortization	4,461,697	4,670,803	4,010,012
Write down of goodwill	—	382,864	—
Decrease (increase) in cash surrender value of life insurance	788,348	(74,355)	(78,076)
Loss on assets held for sale	800,003	—	—
Loss on sale of property, plant and equipment	196,905	172,198	842,030
Cumulative effect of a change in accounting principle	—	—	149,781
Deferred taxes	(72,092)	452,377	2,709
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	1,643,054	(1,353,744)	400,648
Decrease (increase) in due to/from related parties	135,821	(272,014)	(99,701)
Decrease (increase) in inventories	(100,095)	494,930	1,671,371
Decrease (increase) in other current assets	368,823	(600,559)	(613,993)
Decrease (increase) in tangible pension asset	(102,386)	(119,483)	218,888
Decrease in prearranged receivables	449,714	—	—
Increase in cemetery property	(211,917)	—	—
Decrease (increase) in other assets	(79,292)	(58,603)	59,413
Increase (decrease) in payables	258,203	(348,629)	(987,382)
Increase (decrease) in accruals	1,612,702	1,014,791	(1,196,545)
Increase (decrease) in income taxes payable/receivable	594,160	(1,365,039)	1,482,531
Increase (decrease) in customer deposits	(56,457)	(552,117)	1,241,789
Decrease in deferred compensation	803,730	(112,831)	(33,856)
Decrease in deferred income	—	—	(124,386)
Increase (decrease) in accrued pension cost	(47,610)	(62,593)	467,098
Increase in accrued postretirement benefit cost	73,556	70,732	65,160
Decrease in prearranged deferred revenue	(1,029,438)	—	—
Increase (decrease) in other liabilities	(1,083,457)	(118,941)	417

Net cash provided by operating activities	11,570,838	4,683,283	9,157,209

Cash flows from investing activities
Purchases of property, plant and equipment	(3,752,960)	(2,884,389)	(3,559,510)
Proceeds from sale of assets	3,263,038	884,586	137,451
Decrease in other investments	—	—	342,551
Acquisitions, net of cash acquired	(7,043,366)	(655,081)	(12,919,177)
Increase in intangible assets	(28,050)	(152,164)	—
Cash included in sale of subsidiary	—	—	(250,000)

Net cash used in investing activities	(7,561,338)	(2,807,048)	(16,248,685)

Cash flows from financing activities:
Net borrowings (repayments) under lines of credit	(6,369,858)	(3,279,586)	6,933,190
Decrease in debt issuance costs	—	—	11,796
Proceeds from long-term debt	—	6,500,000	—
Principal payments on long-term debt	(4,325,222)	(417,387)	(608,126)
Net stock option transactions	1,073,419	87,330	718,853

Net cash provided by (used in) financing activities	(9,621,661)	2,890,357	7,055,623

Effect of exchange rate exchanges on cash	(454,023)	(142,441)	211,899

Net increase (decrease) in cash and cash equivalents	(6,066,184)	4,624,151	176,046

Cash and cash equivalents, beginning of year	9,501,365	4,877,214	4,701,168

Cash and cash equivalents, end of year	$3,435,181	$9,501,365	$4,877,214

See accompanying notes to consolidated financial statements

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	2001	2000	1999
Supplemental cash flow information:
Cash paid during the year for:
Interest	$1,757,929	$2,143,226	$2,112,113
Income taxes	1,003,249	2,209,383	(88,691)

Supplemental non-cash investing and financing activities:

During the third quarter of 2001 the Company completed the sale of the SMI and Childs manufacturing plants in Elberton, Georgia in a non-cash transaction in which a note receivable was recorded for $1,640,000.

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

	2001	2000	1999
Acquisitions:
Assets acquired	$34,560,804	$780,777	$15,364,803
Liabilities assumed and issued	(27,517,438)	(125,696)	(1,638,803)
Common stock issued	—	—	(639,986)

Cash paid	7,043,366	655,081	13,086,014
Costs related to acquisitions	—	—	336,976
Less cash acquired	—	—	(503,813)

Net cash paid for acquisitions	$7,043,366	$655,081	$12,919,177

See accompanying notes to consolidated financial statements.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

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

(c)  Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The portion of developed cemetery property that management estimates will be used in the next twelve months is included in inventories. All other developed cemetery property is classified as a non-current asset and is included in cemetery property.

(d)  Depreciation, Depletion and Amortization

Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line and declining balance methods, based upon the following estimated useful lives:

Buildings and land improvements	5 to 40 years
Machinery and equipment	3 to 20 years
Furniture and fixtures	5 to 12 years

Depreciation expense amounted to $3,015,215, $3,174,615 and $2,658,965 in 2001, 2000 and 1999, respectively, which includes depreciation related to equipment under capital leases.

Cost depletion and amortization of granite reserves and development costs are provided by charges to operations based on cubic feet produced in relation to estimated reserves of the property. Cost depletion and amortization charged to operations amounted to $62,767, $41,228 and $160,109 in 2001, 2000 and 1999, respectively.

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

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

(f) Debt Issuance Costs

The Company amortizes debt issuance costs using the straight-line method over the term of the related borrowing. Amortization expense was $42,745, $42,725 and $48,023 in 2001, 2000 and 1999, respectively.

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

The Company intends to reinvest the unremitted earnings of its non-U.S. subsidiaries and postpone their remittance indefinitely. Accordingly, no provision for U.S. income taxes was required on such earnings during the three years ended December 31, 2001.

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
December 31, 2001, 2000 and 1999

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

Manufacturing and Retailing

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

Quarrying

The quarry division recognizes revenue from sales of granite blocks when the granite is shipped or when the customer selects and identifies the block at the quarry site. At that time, the block is removed from the Company's inventory, the customer's name is printed on the block, and title and risk of ownership passes to the buyer. In many cases, granite blocks owned by customers remain on the Company's property for varying periods of time after title passes to the buyer. Payment terms are less 5% 30 days, net 30 days, except the December terms described below. Sales of the Company's blocks are FOB quarry and the Company retains the obligation to load customer's blocks on trucks. At its Barre, Vermont location, sales are FOB Barre, Vermont and the Company retains a delivery obligation using the Company's trucks for block customers in Barre. The customer may take delivery at any time determined by the customer, but all invoices must be paid in accordance with their terms when due whether or not the customer requests delivery.

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

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

Cemeteries

In 2001, the Company acquired 16 cemeteries (see Note 15). Cemetery activity is accounted for in the manner described below:

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

For preneed sales of markers, the associated revenue and all costs will be recognized when the marker has been cast/manufactured and engraved for the customer, title and risk of loss has been transferred to the customer, the customer obtains a certificate of ownership and the marker has been attached to the realty of the cemetery or at the request of the customer, the marker has been properly segregated, identified by the customer and stored in an acceptable manner.

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

With respect to the sale of cemetery property, whether preneed or at-need, the Company is generally required by state law to place into a perpetual care trust, a portion, usually 10 percent, of the proceeds it receives in order to fund maintenance of the cemetery grounds. As payments are received, the Company generally funds the perpetual care trust in the same proportion as the payment bears to the contract amount. The Company recognizes the earnings on its perpetual care trust funds as they are realized in the trust and withdraws the earnings on these funds to use towards the maintenance of its cemeteries, but principal must generally be held in the trust in perpetuity. Principal in these funds is not reflected on the balance sheet because the principal must remain in the trust in perpetuity.

The Company does not require collateral or other security on trade receivables. The credit risk on trade receivables is controlled by requiring significant deposits. The Company continuously monitors outstanding trade receivables.

(o) Prearranged Receivables

Prearranged receivables are comprised of funds owed to the Company for the preneed sale of funeral and cemetery merchandise and services. These funds are due from trust funds, which represent amounts already paid by customers and realized earnings on those amounts and due from customers.

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

(s) Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combination," and Statement No. 141, "Goodwill and Ohter Intangible Assets." Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations intiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142. Any impairment loss will be measured as of the date of adoption and recognized as accumulated effect of a change in accounting principle in the first interim period.

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

As of the date of adoption, the Company has unamortized goodwill in the amount of $34,176,922, unamortized identifiable intangible assets in the amount of $368,571, and unamortized negative goodwill in the amount of $(53,259), all of which will be subject to the transition provisions of Statement 141 and 142.

The Company has done preliminary estimations as to the amount of the impairment in the retail reporting unit and it is estimated that it will incur a pre-tax non-cash impairment charge of approximately $32,500,000 in the first quarter of 2002. The Company has not done an estimation of the impairment, if any, in the cemetery reporting unit.

Statement of Financial Accounting Standards No. 143"Accounting for Asset Retirement Obligations"("SFAS 143"), issued in August 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated retirement costs. SFAS 143, which applies to all entities that have a legal obligation associated with the retirement of a tangible long-lived asset is effective for fiscal years beginning after June 15, 2002. The Company does not expect the implementation of SFAS 143 to have a material impact on its financial condition or results of operations.

Statement of Financial Accounting Standards No. 144,"Accounting for the Impairment or Disposal of Long-Lived Assets"("SFAS 144"), issued in October 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144, which applied to all entities, is effective for fiscal years beginning after December 15, 2001. The Company does not expect the implementation of SFAS 144 to have a material impact on its financial condition or results of operations.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2000, 1999 and 1998

(2) Inventories

Inventories consist of the following at December 31, 2001 and 2000:

	2001	2000

Raw materials	$9,949,781	$9,710,070
Work-in-process	1,536,417	3,500,434
Finished goods and supplies	11,193,989	9,699,873

	$22,680,187	$22,910,377

(3)  Intangibles

Intangibles consist of the following at December 31, 2001 and 2000:

	ESTIMATED USEFULE LIFE	2001	2000
Names and reputations	40 Years	$38,077,388	$38,337,567
Covenants not to compete	5-11 Years	955,100	945,100
Trademarks and other	5-40 Years	127,314	127,314

		39,159,802	39,409,981
Less accumulated amortization		4,667,568	3,326,578

Total		$34,492,234	$36,083,403

Amortization expense was $1,340,990 in 2001,$1,412,235 in 2000 and $1,142,915 in 1999

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2000, 1999 and 1998

(4)  Commitments and Contingencies

Leases

The Company has several noncancellable operating leases for vehicles, equipment and office space which expire over the next five years. Rental expense for all operating leases was $1,221,751, $1,222,011 and $1,257,320 during 2001, 2000 and 1999, respectively. Rental expense includes amounts for related party operating leases of $419,569, $618,947 and $533,047 in 2001, 2000 and 1999, respectively.

Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

YEAR ENDED DECEMBER 31:	Related Party	Other
2002	$422,384	$676,678
2003	321,181	377,978
2004	157,764	202,264
2005	76,800	77,125
2006	—	50,707
Thereafter	—	18,600

	$978,129	$1,403,352

The Company also is the lessor of various parcels of land. Rental income was $33,341, $45,771 and $35,239 in 2001, 2000 and 1999, respectively. Future minimum rentals to be received under noncancellable leases are as follows:

YEAR ENDED DECEMBER 31:
2002	$33,419
2003	32,119
2004	26,949
2005	14,550
2006	14,400

$121,437

Purchase Commitment

In connection with the Lawson sale (see note 16), the Company entered into a Supply Agreement with Adams Granite Co. The Company has agreed to purchase a minimum of $3,000,000 of monuments from Adams Granite each year for a term of seven years with various stipulations as to variations from the "minimum order" and pricing agreements. If orders over a two-year period are less than the "minimum order," then the Company shall, at its sole option either place orders for monuments in the amount of the deficiency; or pay to Adams the gross margin that Adams would have realized had such orders been placed and filled. The gross margin used in this calculation will be Adams' average gross margin on sales of monuments to the Company over the prior two-year period.

Litigation

The Company is party to legal proceedings that arise from time to time in the ordinary course of its business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters to ahve a material adverse effect on the Company. One of the litigation items outstanding is a request for Arbitration ("Request") from its former European Distributor, Eurimex, S.A. (now known as Granite Stone Business International) in connection with the termination by the Company of the distribution agreement for the Company's Salisbury Pink granite. Eurimex has also claimed compensation in connection with a distribution agreement for the Company's Bethel White grnite, which agreement expired by its terms over two years ago. Pursuant to those agreements, the arbitration will take place under the International Chamber of Commerce rules and will be held in Luxemburg.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2000, 1999 and 1998

The Request includes claims by Eurimex that the Company wrongfully terminated the Salisbury Pink and Bethel White agreements. The Request also alleges that the Company violated antitrust laws under the European Community Treaty and United States antitrust laws. Eurimex has alleged that it has suffered damages in excess of $30 million, and will seek to have such damages trebled un U.S. antitrust laws.

The Company denies all of Eurimex's allegations and further states that it believes that Eurimex has engaged in improper or unlawful practices in the sale of the Company's products. The Company has answered Eurimex's Request and has brought certain counterclaims against Eurimex, including a claim for frivolous action. A preliminary scheduling conference was held on October 2, 2001 and jurisdictional issues have been briefed. A second hearing on further procedural issues was held on March 13, 2002. The Company denies liability, will continue to vigorously defend the claims made by Eurimex in connection with the arbitration and does not believe an unfavorable ruling is probable, however, an unfavorable ruling could have a material adverse affect on the Company.

(5) Lines Of Credit

The Company's financing with the CIT Group/Business Credit, Inc. provides for an acquisition term loan line of credit of $30 million and a revolving credit facility of an additional $20 million. Effective July 1, 1998, 50% of each facility has been assigned to FleetBoston, consistent with the initial agreement. Such loans and advances under the revolving credit facility shall be in amounts up to 75% of the outstanding eligible accounts receivable of the Company and 50% of the aggregate value of eligible inventory of the Company; however, advances against eligible inventory may not exceed $12,500,000 at any one time. The acquisition term loans are limited to two per calendar quarter and must be at least $1,000,000 each. There are currently two loans, to be referred to as term loan A and term loan B. The interest rate on term loan A is based on a formula of prime less .50%, or at the Company's election, the sum of 1-3/4% plus LIBOR. The interest rate on term loan B is based on a formula of prime less .50%, or at the Company's election, the sum of 2.5% plus LIBOR. However, if the Company chooses the LIBOR option, the elections must be in multiples of $1,000,000, and no more than four LIBOR elections may be in effect at any one time. Fees include a one time fee of $125,000 (which was paid in full in 1999), a line of credit fee of $4,167 per month and a collateral management fee of $1,000 per month. Amounts outstanding were $3,970,402 and $12,500,000 and $1,942,351 as of December 31, 2001 and $10,340,260 and $12,000,000 and $6,000,000 as of December 31, 2000 on the revolving credit facility, term loan A and term loan B, respectively. The weighted average interest rate was 7.25% and 9.08% on the revolving credit facility in 2001 and 2000, respectively.

Both the term loan and the revolving credit facility described above expire in December 2002. The Company has begun discussions with a number of institutions, including the current lenders, on a new credit facility with principally the same structure as the current credit facility. The Company does not expect to have any difficulty securing a new credit facility.

The Company's Canadian subsidiary also has a line of credit agreement with a lending institution. Under the terms of this agreement, a maximum of approximately $4,000,000 may be advanced based on percentages of eligible accounts receivable, eligible inventory, and tangible fixed assets. The line of credit agreement will be reviewed at least annually for any revisions to the agreement, bears interest at the Canadian prime rate plus .25%, and is secured by substantially all assets of the subsidiary. There were no amounts outstanding as of December 31, 2001 and 2000.

(6) Long-Term Debt

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

Long-term debt at December 31, 2001 and 2000 consists of the following:

	2001	2000

Note payble - Dutton, interest at 6%, payable in monthly principal and interest payments of $674, unsecured, due December 2003	$15,243	$22,190
Note payable - Plante, interest at 8%, payable in monthly payments of $2,593 beginning February 2001, unsecured, due January 2021	303,448	310,000
Note payable - Anderson, payable with granite inventory at a set sales price of $14.50 per cubic foot at maximum sales of 1,500 cubic foot per month	193,490	236,697
Note payable - Chrysler Financial, interest at 2.9%, payable in monthly installments of $598, due December 2001, secured by equipment	—	2,122
Note payable - GMAC, interest at 4.9%, payable in monthly installments of $439, due February 2002, secured by equipment	874	5,968
Note payable - GMAC, interest at 2.9%, payable in monthly installments of $716, due October 2002, secured by equipment	7,070	15,332
Note payable - Harold, interest at 10%, payable in monthly installments of $4,366, due June 2001, secured by property and equipment	—	21,298
Term loan - interest at 3.6% and 8.57% in 2001 and 2000, respectively (see note 5), due December 2002, secured by substantially all assets of the Company	12,500,000	12,500,000
Note payable - PNC, interest at 8.95%, payable in monthly installments of $334, due July 2001, secured by equipment	—	2,811
Note payable - Remsen Dodge, interest at 2.9%, payable in monthly installments of $598, due October 2002, secured by equipment	—	6,483
Note payable - Ford Motor Credit Corp., interest at 2.9%, payable in monthly installments of $392, due September 2002, secured by equipment	3,462	7,994
Term loan, interest at 3.86 and 9.0% in 2001 and 2000, respectively (see note 5), payable in quarterly installments of $212,000 with a final balloon payment due December 2002, secured by substantially all assets of the Company	1,942,351	6,000,000
Note payable - GMAC, interest at 0%, payable in monthly installments of $797, due October 2004, secured by equipment	27,877	—
Obligation under capital lease, interest at 7.89%, payable in monthly installments of $10,276, due June 2001, secured by equipment	—	188,142

	14,993,815	19,319,037
Less current installments	14,671,315	791,697

Long-term debt, excluding current installments	$322,500	18,527,340

Future maturities of the December 31, 2001 long-term debt are as follows:

YEAR ENDED DECEMBER 31:
2002	$14,671,315
2003	25,073
2004	17,084
2005	9,014
2006	9,762
Thereafter	261,567

$14,993,815

The cost of the equipment under capital leases was $670,590 and related accumulated depreciation was $201,558 as of December 31, 2001. The leases matured in 2001.

The financing agreements with banks contain various restrictive covenants with respect to the maintenance of financial ratios, capital addition, and other items. As of December 31, 2001 the Company was in compliance with all such covenants.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

(7)  Fair Value of Financial Instruments

SFAS No. 107, Disclosure About the Fair Value of Financial Instruments, requires disclosure of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of the following disclosure the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation. Management has determined that the carrying values of its financial assets and liabilities approximate fair value at December 31, 2001.

(8) INCOME TAXES

Income before provision for income taxes, classified by source of income for the years ended December 31, 2001, 2000 and 1999 was as follows:

	2001	2000	1999
U.S.	$830,666	$2,555,670	$2,351,664
Foreign	1,218,512	1,198,590	872,264

Income before provision for income taxes	$2,049,178	$3,754,260	$3,223,928

A summary of the significant components of the provision for income taxes for the years ended December 31, 2001, 2000 and 1999 is as follows:

	2001	2000	1999
Current:
Federal	$1,094,764	$233,446	$791,319
State	191,057	197,003	314,787
Foreign	402,276	407,938	286,031

	1,688,097	838,387	1,392,137

Deferred:
Federal	(23,072)	295,969	(1,713)
State	(12,462)	159,873	(926)
Foreign	(36,163)	(3,465)	5,348

	(71,697)	452,377	2,709

Cumulative effect of change in accounting principle	—	—	(47,559)

Total provision for income taxes	$1,616,400	$1,290,764	$1,347,287

xviii

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:

	2001	2000
Deferred tax assets:
Accrued pension, accrued postretirement benefit cost and deferred compensation	$1,416,000	$1,270,000
Allowance for doubtful accounts	280,000	341,000
Accrued expenses	428,000	87,000
Inventories, principally due to additional costs inventoried for tax purposes pursuant to the Tax Reform Act of 1986	434,000	457,000
Prearranged deferred revenue	3,654,000	—
Alternative minimum tax credits	3,898,000	3,318,000
State net operating loss carryovers	481,000	405,000

Total gross deferred tax assets	10,591,000	5,878,000
Less valuation allowance	(4,904,000)	(4,172,000)

Total net deferred tax assets	5,687,000	1,706,000

Deferred tax liabilities:
Cemetery Property	(2,134,000)	—
Quarry development	(376,000)	(394,000)
Names and reputations	(789,000)	(616,000)
Other liabilities	(195,000)	(216,000)
Property and Equipment	(626,000)	(55,000)

Total gross deferred tax liabilities	(4,120,000)	(1,281,000)

Net deferred tax assets	$1,567,000	425,000

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

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

The net deferred tax expense differs from the change in the net deferred tax assets as a result of the purchase accounting treatment of the Company's acquisitions during 2001.

A reconciliation of differences between the statutory U.S. federal income tax rate, on income before provision for income taxes and cumulative effect of a change in accounting principle, and the Company's effective tax rate follows:

	2001	2000	1999

U.S. statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	5.8%	6.3%	6.4%
Names and reputations	7.7%	10.7%	6.0%
Divesture	62.0%	—	10.3%
Change in valuation allowance	35.7%	22.0%	13.6%
Other, primarily tax depletion	(66.3%)	(38.6%)	(27.0%)

Effective tax rate	78.9%	34.4%	43.3%

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

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

	NON-UNION PENSION BENEFITS		DEFERRED COMPENSATION BENEFITS		OTHER BENEFITS
	2001	2000	2001	2000	2001	2000
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$17,186,365	$16,228,960	$1,833,950	$1,592,016	$1,720,110	$1,711,891
Service cost	434,532	442,750	30,374	62,488	21,488	24,962
Interest cost	1,229,210	1,200,929	162,798	115,417	116,099	114,738
Actuarial (gain)/loss	(1,262)	263,320	433,218	170,277	(13,892)	623
Benefits paid	(957,118)	(949,594)	(106,248)	(106,248)	(127,167)	(132,104)

Benefit obligation at end of year	$17,891,727	$17,186,365	$2,354,092	$1,833,950	$1,716,638	$1,720,110

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$16,329,219	$16,541,624	$—	$—	$—	$—
Actual return on plan assets	(634,206)	292,534	—	—	—	—
Employer contribution	500,000	444,655	106,248	106,248	127,167	132,104
Benefits paid	(957,118)	(949,594)	(106,248)	(106,248)	(127,167)	(132,104)

Fair value of plan assets at end of year	$15,237,895	$16,329,219	$—	$—	$—	$—

Funded status	$(2,653,832)	$(857,146)	$(2,354,092)	$(1,833,950)	$(1,716,638)	$(1,720,110)
Unrecognized net acturial (gain)/loss	986,922	(955,138)	287,981	57,975	179,915	193,807
Unrecognized prior service cost	1,110,509	1,104,029	217,086	147,084	—	—
Unrecognized transition obligation	165,414	269,658	4,783	10,948	757,360	820,766

Net amount recognized	$(390,987)	$(438,597)	$(1,844,242)	$(1,617,943)	$(779,093)	$(705,537)

Amounts recognized in the consolidated balance sheet consists of:
Accrued benefit liability	$(390,987)	$(438,597)	$(2,225,108)	$(1,737,426)	$(779,093)	$(705,537)
Intangible asset	—	—	221,869	119,483	—	—
Maximum liability adjustment	—	—	158,997	—	—	—

Net amount recognized	$(390,987)	$(438,597)	$(1,844,242)	$(1,617,493)	$(779,093)	$(705,537)

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
Discount rate	7.25%	7.5%	7.25%	7.5%	7.0%	7.5%
Expected return on plan assets	9.0%	9.0%	8.5%	N/A	N/A	N/A
Rate of compensation increase	5.5%	5.5%	4.5%	4.5%	4.5%	N/A

For measurement purposes, a 6 % annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001, 6% for 2002 and 2004, 4% for 2005 and remain at that level thereafter.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001, 2000, and 1999

	NON-UNION PENSION BENEFITS			DEFERRED COMPENSATION BENEFITS			OTHER BENEFITS
	2001	2000	1999	2001	2000	1999	2001	2000	1999
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$434,532	$442,750	$475,922	$30,374	$62,488	$96,855	$21,488	$24,962	$24,613
Interest cost	1,229,210	1,200,929	1,127,258	162,798	115,417	117,612	116,099	105,484	119,513
Expected return on plan assets	(1,446,000)	(1,458,621)	(1,370,730)	—	—	—	—	—	—
Amortization of prior service cost	130,404	130,404	130,404	112,444	24,263	24,263	—	—	—
Amortization of transition obligation	104,244	104,244	104,244	6,165	6,165	6,165	63,136	63,136	63,136
Recognized net actuarial (gain)/loss	—	(37,644)	—	20,766	—	1,560	—	—	8,916

Net periodic benefit cost	$452,390	$382,062	$467,098	$332,547	$208,333	$246,455	$200,723	$193,582	$216,178

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

In 1998, Vermont based union employees participated in a multi-employer defined benefit pension plan. The Company contributed amounts as required by the union contract. The amount charged to operations in the accompanying consolidated statements of operations was $620,066, $641,358 and $641,150 in 2001, 2000 and 1999, respectively.

DEFERRED COMPENSATION BENEFITS

In addition to the deferred compensation benefits under its salary continuation plan, the Company has deferred compensation agreements with three former stockholders of acquired companies. The present value of the future payments under these agreements was $1,921,901, $1,807,786 and $2,142,185 as of December 31, 2001, 2000 and 1999, respectively. Total annual payments of $260,200 begin and end at various dates from 1997 to 2016. One of these agreements is partially paid through benefits paid by the Company into the defined pension plan, therefore the payment amount changes annuall based on actuarial estimates.

The Rock of Ages Canada subsidiary has deferred compensation agreements with three former employees. The present value of the future payments under these agreements is $201,933 as of December 31, 2001. Total annual payments of $36,324 begin and end at various dates through 2023.

401(k) BENEFITS

The Company's contributions were $311,582, $104,032 and $156,205 in 2001, 2000 and 1999, respectively. Acquisitions during 2001, 2000 and 1999 have significantly increased the number of participants in the plans.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

(10) STOCK-BASED EMPLOYEE COMPENSATION

Under the terms of the Amended and Restated 1994 Stock Plan, 1,500,000 options were reserved for issuance to key employees and directors to purchase equivalent shares of common stock. The options granted prior to 1999 have a five year term and vest at 20% per year and options granted in 1999 and 2000 have a four year term and vest at 25% per year.

The following table sets forth the stock option transactions for the years ended December 31, 2001, 2000 and 1999:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE

Outstanding, December 31, 1998	1,288,252	$8.90
Granted during 1999	175,000	11.68
Exercised during 1999	(274,600)	(2.62)
Surrendered during 1999	(658,252)	(16.17)

Outstanding, December 31, 1999	530,400	$4.04
Granted during 2000	392,500	4.94
Lapsed during 2000	(84,318)	(3.61)
Exercised during 2000	(5,500)	(3.74)

Outstanding, December 31, 2000	833,082	$4.45
Granted during 2001	—	—
Exercised during 2001	(320,582)	(3.70)
Surrendered during 2001	(95,000)	(3.81)

Oustanding December 31, 2001	417,500	5.16

Exercisable, December 31, 2001	153,208	$5.43
Weighted average remaining contractual life	2.3 years

	WEIGHTED AVERAGE
				OPTIONS EXERCISABLE
		EXERCISE PRICE
EXERCISE PRICE	NUMBER OF OPTIONS OUTSTANDING		REMAINING CONTRACTUAL LIFE	NUMBER	WEIGHTED AVERAGE EXERCISE PRICE
$ 3.74	15,000	$ 3.74	1 Year	15,000	$3.74
$ 4.94	377,500	$ 4.94	2.5 Years	125,708	$4.94
$ 12.68	25,000	$ 12.38	1 Year	12,500	$12.38

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for stock options granted under the plan as the options were all granted at exercise prices which equaled the fair market value at the date of the grant. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards during 2001, 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company's net income would have been reduced to the pro forma amount indicated below:

	2001	2000	1999
Net income, as reported	$432,778	$2,463,469	$1,679,301
Net income, pro forma	89,342	2,202,163	1,518,030
Net income per share, pro forma	.01	.30	.20
Net income per share - assuming dilution, pro forma	.01	.29	.19

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

The fair value of each option grant is estimated on the date of the grant. Options granted prior to 1997 were valued using the Minimum Value Method with the following weighted-average assumptions: risk-free interest rate of 6%; dividend yield of $0; and expected lives of five (5) years. The per share weighted-average fair value of stock options granted during 2000 and 1999 was $2.32 and $6.08, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions; risk-free interest rate of 6%; dividend yield of $0; expected volatility of 52% and 47%, respectively; and expected lives of four (4) years.

(11) RELATED PARTY TRANSACTIONS

The Company is related through common ownership with several companies. The transactions with related parties, included in the consolidated statements of operations, are as follows for the years ended December 31, 2001, 2000 and 1999:

	2001	2000	1999
Net revenues	$25,223	$14,934	$26,013
Cost of revenues	12,842	54,379	320,247

Amounts due from related parties as of December 31, 2001 and 2000 are as follows:

	2001	2000

Due from Swenson Granite Company, LLC	$16,263	$1,376
Due from Granite Accents, Inc.	37,242	62,135
Due from Kotecki Family Enterprises	3,233	3,233
Due from Rock of Ages Asia	128,928	178,433
Due from Maple Farms Japan	45,816	122,126

	$231,482	$367,303

See note 4 for operating lease obligations with related parties.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

(12) UNAUDITED QUARTERLY SUMMARY INFORMATION

The following is a summary of unaudited quarterly summary information for the years ended December 31, 2001, 2000 and 1999 (in thousands, except per share data):

	NET REVENUES	NET INCOME (LOSS)	NET INCOME (LOSS) PER SHARE	NET INCOME (LOSS) PER SHARE- ASSUMING DILUTION
2001 Quarters:
First	$13,319	$(3,682)	$(0.49)	$(0.49)
Second	31,297	4,089	0.54	0.54
Third	24,722	(1,033)	(0.14)	(0.14)
Fourth	24,967	1,059	0.14	0.14

Total	$94,305	$433	$0.06	$0.06

2000 Quarters:
First	$14,233	$(2,693)	$(.36)	$(.36)
Second	28,813	3,211.43		.42
Third	23,528	1,355.18		.18
Fourth (1)	24,119	590.08		.09

Total	$90,693	$2,463	$.33	$.33

1999 Quarters:
First	$17,518	$(2,012)	$(.27)	$(.27)
Second	28,986	1,336.18		.17
Third	24,413	1,062.14		.14
Fourth	25,610	1,293.17		.17

Total	$96,527	$1,679	$.22	$.21

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

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

(13) EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for net income for the years ended December 31, 2001, 2000 and 1999:

	2001	2000	1999
Numerator:
Income available to common shareholders used in basic and diluted earnings per share	$432,778	$2,463,496	$1,679,301

Denominator:
Denominator for basic earnings per share:
Weighted average shares	7,605,785	7,447,460	7,509,241
Effect of dilutive securities:
Stock options	70,205	128,379	316,348

Denominator for diluted earnings per share:
Adjusted weighted average shares	7,675,990	7,575,839	7,825,589

Basic earnings per share	$.06	$.33	$.22

Diluted earnings per share	$.06	$.33	$.21

Options to purchase 25,000 shares of Class A common stock at exercises prices ranging from $12.38 to $18.50 per share were outstanding in 2001, 2000 and 1999, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares during those years.

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

The cemetery segment sells funeral services such as grave openings and closings and cemetery merchandise such as vaults, markers and mausoleums.

Inter-segment revenues are accounted for as if the sales were to third parties.

xv

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

The following is the segment information for the years ended December 31, 2001, 2000 and 1999 (in thousands):

2001	QUARRYING	MANUFACTURING	RETAILING	CEMETERIES	CORPORATE OVERHEAD	TOTAL

Total net revenues	$28,648	$31,446	$43,159	$3,143	$—	$106,396
Inter-segment net revenues	2,873	9,218	—	—	—	12,091

Net revenues	25,775	22,228	43,159	3,143	—	94,305

Total gross profit	12,450	5,249	24,531	818	—	43,048
Inter-segment gross profit	1,103	(173)	(930)	—	—	—

Gross Profit	11,347	5,422	25,461	818	—	43,048

Selling, general and administrative expenses	4,388	4,833	22,555	1,203	3,728	36,707
Loss on disposal of assets	197	2,337	—	—	—	2,534

Income (loss) from operations	$6,762	$(1,748)	$2,906	$(385)	$(3,728)	$3,807

2000	QUARRYING	MANUFACTURING	RETAILING	CEMETERIES	CORPORATE OVERHEAD	TOTAL

Total net revenues	$26,588	$35,763	$40,622	$—	$—	$102,973
Inter-segment net revenues	3,701	8,579	—	—	—	12,280

Net revenues	22,887	27,184	40,622	—	—	90,693

Total gross profit	11,249	6,254	21,558	—	—	39,061
Inter-segment gross profit	1,378	(547)	(831)	—	—	—

Gross Profit	9,871	6,801	22,389	—	—	39,061

Selling, general and administrative expenses	3,011	5,721	21,476	—	2,956	33,164

Income (loss) from operations	$6,860	$1,080	$913	$—	$(2,956)	$5,897

1999	QUARRYING	MANUFACTURING	RETAILING	CEMETERIES	CORPORATE OVERHEAD	TOTAL

Total net revenues	$27,972	$44,790	$36,933	$—	$—	$109,695
Inter-segment net revenues	5,792	7,376	—	—	—	13,168

Net revenues	22,180	37,414	36,933	—	—	96,527

Total gross profit	12,565	5,595	19,184	—	—	37,344
Inter-segment gross profit	2,591	(2,195)	(396)	—	—	—

Gross Profit	9,974	7,790	19,580	—	—	37,344

Selling, general and administrative expenses	3,068	6,262	19,154	—	2,757	31,241

Loss on disposal of assets	—	845	—	—	—	845

Income (loss) from operations	$6,906	$683	$426	$—	$(2,757)	$5,258

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

Net revenues by geographic area are as follows for the years ended December 31, 2001, 2000 and 1999 (in thousands):

	2001	2000	1999
Net revenues (1):
United States	$86,316	$82,886	$87,045
Canada	7,989	7,807	9,482

Total net revenues	$94,305	$90,693	$96,527

(1) Net revenues are attributed to countries based on where product is produced.

Long-lived assets by geographic area are as follows as of December 31, 2001, 2000, and 1999 (in thousands):

	2001	2000	1999
Long-lived assets:
United States	$41,203	$42,543	$42,798
Canada	1,940	1,904	1,976
Japan	—	—	5

	$43,143	$44,447	$44,779

(15) ACQUISITIONS

On January 3, 2001 the company acquired 16 cemeteries and one granite retailer in Kentucky. The aggregate purchase price was approximately $7.5 million consisting of $7 million in cash and an additional consideration amount of $558,000 which has been classified as other liabilities and will be paid in four annual installments commencing December 2001. The acquisition was accounted for by the purchase method of accounting, and accordingly the consolidated statement of operations includes the results of operations of the acquired cemeteries and granite retailer beginning January 3, 2001. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company's management based on information currently available and on current assumptions as to future operations which has resulted in $1,271,150 of cost in excess of net assets acquired.

For the period January through December 2000, the Company, through its subsidiary Rock of Ages Memorials, Inc. acquired American Monument Company and Union County Memorials, Inc.

The aggregate consideration for the 2000 acquisitions was $655,081. The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective fair market values resulting in $209,055 of cost in excess of net assets acquired.

For the period January through November 1999 the Company, through its subsidiary Rock of Ages Memorials, Inc., acquired Toledo Monumental Works Company, Milwaukee Memorial Company, Inc., J.W. Reynolds Monument Company, Inc., Beasley Monument Company, Inc. Hilgendorf Memorials, Inc., R&B Nelson Memorial Studio, Inc., Bethel-Miller Memorials, Inc., Caron Granite Company, Clinton Monuments, Inc., East Ohio Memorial Service, Bass Chickering Corporation, Bristol Memorial Works, Inc., Methuen Memorials, Inc., WRL, Inc. and all of the outstanding stock of Milwaukee, R&B Nelson, Bethel-Miller, Caron, Clinton, Brisol and Urbach.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

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

	(UNAUDITED)
	YEARS ENDED DECEMBER 31,
	2000	1999

Net Revenues	$95,422,318	$104,846,879
Net income	2,463,522	2,262,457
Net income per share	.36	.30
Net income per share - assuming dilution	.35	.29

(16) ASSETS HELD FOR SALE AND ASSETS SOLD

In October 2001, the Company entered into an agreement to sell the Lawson manufacturing plant in Barre, Vermont. This sale is consistent with the Company's desire to dispose of certain unprofitable operations and to reallocate resources from the manufacture of commodity memorials and focus on its retail strategy.

In connection with this sale, the Company has determined that the values of certain assets have been impaired. At December 31, 2001, in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121), the Company recorded a non-cash charge related to the impairment of assets of $800,003.

These assets held for sale have been grouped together and classified as "Assets held for sale" in the current assets section of the balance sheet. Assets held for sale have been written down to their realizable values based upon expected sales proceeds. The Lawson sale was completed in January 2002.

At December 31, 2001, assets held for sale are comprised of:

Inventory	$284,226
Property and equipment	1,757,813
Intangible assets	1,304,180

3,346,219
Less impairment charge	(800,003)

Net assets held for sale	$2,546,216

During the second quarter of 2001 the Company sold an idled Saw Plant in Barre, Vermont in which cash of $300,505 was received in exchange for $515,433 in assets.

During the third quarter of 2001, the Company completed the sale of SMI and Childs & Childs manufacturing plants and the Royalty and Millstone quarries in Elberton Georgia in which cash of $3,250,000 net of closing costs of $287,467 was received and a note receivable was recorded for $1,640,000 in exchange for $6,121,693 of assets. The loss on sale of assets reported for the year ending December 31, 2001, includes a non-tax deductible dispoal of intangible assets of approximately $3.7 million. Taxable income resulted from the sale of the inventory and property and equipment, the impact of which was recorded in the three months ended September 30, 2001. The sale of these assets is not expected to have any material effect on income taxes in future periods.

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
December 31, 2001, 2000 and 1999

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

INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION

The Board of Directors of Rock of Ages Corporation and Subsidiaries:

Under date of March 12, 2002, we reported on the consolidated balance sheets of Rock of Ages Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule referred to as "Schedule II - Valuation and Qualifying Accounts and Reserves." This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express and opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
/s/ KPMG LLP

March 12, 2002
Boston, Massachusetts

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts and Reserves

Years ended December 31, 2001, 2000 and 1999

(In Thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	INCREASE DUE TO ACQUISITIONS	CHARGED TO COSTS AND EXPENSES	DEDUCTIONS	BALANCE AT END OF PERIOD

2001
Allowances for doubtful accounts	$1,303	534	743	1,032	1,548

2000
Allowances for doubtful accounts	$1,826	—	362	885	1,303

1999
Allowances for doubtful accounts	$2,124	—	555	853	1,826

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

Date:  April 1, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of April 1, 2002.

SIGNATURE	TITLE

/s/ Kurt M. Swenson Kurt M. Swenson	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
/s/ Douglas S. Goldsmith Douglas S. Goldsmith	Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)
/s/ John L. Forney John L. Forney	Director, President and Chief Operating Officer/Memorials Division
/s/ Richard C. Kimball Richard C. Kimball	Director, Chief Strategic and Marketing Officer
/s/ Jon M. Gregory Jon M. Gregory	Director, President and Chief Operating Officer/Quarries Division
/s/ George R. Anderson George R. Anderson	Director
/s/ James L. Fox James L. Fox	Director
/s/ Douglas M. Schair Douglas M. Schair	Director
/s/ Charles M. Waite Charles M. Waite	Director
/s/ Frederick E. Webster Jr. Frederick E. Webster Jr.	Director

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3.1	Form of Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

3.2	Amended and Restated By-Laws of the Company (as amended through April 6, 1999) (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly report on Form 10-Q for the quarterly period ended March 31, 1999 and filed with the Securities and Exchange Commission on May 17, 1999)

4.	Specimen Certificate representing the Class A Common Stock (incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.1*	Rock of Ages Corporation Amended and Restated 1994 Stock Plan (as amended through October 26, 1998)(incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and filed with the Securities and Exchange Commission on March 31, 1999)

10.2*	Employment Agreement of Kurt M. Swenson (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.3*	Employment Agreement of Peter Friberg (incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.4*	Employment Agreement with John L. Forney (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and filed with the Securities and Exchange Commission on March 30, 2000)

10.5*	Form of Employment Agreement with Richard C. Kimball and Jon M. Gregory (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.6*	Form of Salary Continuation Agreement (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.7*	Employment Agreement with John E. Keith (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on March 30, 2001)

10.8	Form of Collective Bargaining Agreement dated May 2, 2000 by and between Rock of Ages Corporation and the United Steelworkers of America, AFL-CIO-CIC on behalf of USWA Amalgamated Local #4 (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,2000 filed with the Securities and Exchange Commission on March 30, 2001)

10.9	Form of Collective Bargaining Agreement dated May 1, 2000 by and between Rock of Ages Corporation - Quarries Division and United Steelworkers of America, AFL-CIO-CIC on behalf of USWA Amalgamated Local #4 (incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on March 30,2001)

10.10	Form of Collective Bargaining Agreement dated April 29, 2000 by and between Rock of Ages Corporation and the Granite Cutters Association (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on March 30, 2001)

10.11	Credit Facility dated as of June 25, 1997 between Royal Bank of Canada and Rock of Ages Canada, Inc., Rock of Ages Quarries, Inc. and Rock of Ages Canada, Inc.(incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.12	Financing Agreement dated December 17, 1997 by and between The CIT Group/Business Credit, Inc., Rock of Ages Corporation, Royalty Granite Corporation, Carolina Quarries, Inc., Pennsylvania Granite Corp., Childs & Childs Granite Company, Inc., Southern Mausoleums, Inc. and Rock of Ages Memorials LLC (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission on March 31, 1998)

EXHIBIT NUMBER	DESCRIPTION
10.13	Exclusive Supply Agreement dated as of December 8, 1997 by and between Rock of Ages Corporation and Eurimex (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission on March 31, 1998)

10.14	Supply Agreement dated as of September 7, 2000 by and between Keystone Memorials, Inc. and Rock of Ages Corporation (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on March 30, 2001)

10.15	Supply Agreement dated as of January 11, 2002 by and between Rock of Ages Corporation and Adams Granite Co., Inc.

10.16	Supply Agreement dated as of August 20, 2001 by and between Rock of Ages Corporation, Keystone Memorials, Inc. and IMEX International, Inc.

10.17	Promissory Note dated January 11,2002 in the amount of $250,000 from Adams Granite Co., Inc. to Rock of Ages Corporation

10.18	Promissory Note dated October 26,2001 in the amount of $800,000 from Mize Acquisition, Inc. to Rock of Ages Corporation

10.19	Promissory Note dated August 20, 2001 in the amount of $840,000 from Keystone Memorials, Inc. to Rock of Ages Corporation

11.	Statement re:computation of per share earnings (incorporated herein by reference to Note (1)(q) of the Company's consolidated financial statements (filed herewith))

21	Subsidiaries of the Company

23	Consent of KPMG LLP

* This exhibit is a management contract or compensatory plan or arrangement.