Form 10-K/A
period 2001-12-31
ROCK OF AGES CORP
filed 2002-04-08
CIK 84581

Amendment filed solely to correct Part III, Item 10 and Item 12.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Amendment No. 2)

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

Cemetery Products. The Company's cemetery division markets and sells cemetery lots and funeral services such as grave openings and closings. The cemetery division also markets and sells cemetery merchandise such as vaults, bronze markers and niches in community mausoleums at some of its cemeteries. The cemetery division has opened sections in some of its cemeteries which allow the placement of upright granite memorials. Sales of upright granite memorials are handled either by cemetery sales personnel who have been trained to sell such memorials, or by sales personnel from a nearby Company-owned retail store.

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

The Company had manufacturing backlogs of $11.5 million as of December 31, 2001 and $8.5 million as of December 31, 2000. These backlogs occurred in the normal course of business. The Company does not have a material backlog in its quarrying operations. The Company had retail backlogs of $10.5 million as of December 31, 2001 and $12.4 million as of December 31, 2000. The Company expects that substantially all of the backlog orders will be filled during the 2002 fiscal year.

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

Because the Company's Barre quarries are closed from mid-December through mid-March, in December each year the Company provides special 90-day payment terms at these quarries for all blocks purchased in the month of December. Customers' manufacturing plants generally remain open during most of this period, and most customers prefer to assure they own blocks of a size and quality selected to them prior to closure. All blocks purchased from the Company's Barre quarries in December on deferred payment terms are invoiced on or about December 31 and removed from the Company's inventory with title passing to the buyer. Payment terms are one-third of the invoice amount on January 15, one-third on February 15, and one-third on March 15. This program provides essentially the normal 30-day payment terms during the months when the Barre quarries are closed, notwithstanding the customer's purchase of a 3-month supply in December. Customers need not use these terms and may buy from inventory during the closure period on a first-come first-served basis with normal 30-day terms.

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

Granite Stone Business International Sarl (f/k/a Eurimex,S.A.) (Luxemburg) vs Rock of Ages Corporation (USA) ICC Arbitration 11502/KGA/MS. On April 18, 2001 the Company received a Request for Arbitration ("Request") from its former European Distributor, Eurimex,S.A. (now known as Granite Stone Business International) in connection with the termination by the Company of the distribution agreement for the Company's Salisbury Pink granite. Eurimex has also claimed compensation in connection with a distribution agreement for the Company's Bethel White granite, which agreement expired by its terms over two years ago. Pursuant to those agreements, the arbitration will take place under the International Chamber of Commerce rules and will be held in Luxemburg.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Rock of Ages in an integrated quarrier, manufacturer, distributor and retailer of granite and products manufactured from granite. The Company also owns and operates cemeteries. The quarry division sells granite blocks both to the manufacturing division and to outside manufacturers, as well as to distributors in Europe and Japan. The manufacturing division's principal product is granite memorials used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications. The retail division primarily sells granite memorials directly to consumers. The cemetery division sells cemetery property and funeral and cemetery products and services both at the time of need and on a preneed basis.

During the year ended December 31, 1998, the Company acquired 13 retail monument companies, thereby expanding its retail presence to locations in Georgia, Iowa, Illinois, Minnesota, Nebraska, New Jersey, Pennsylvania, Ohio and South Dakota (the "1998 Retail Acquisitions"). During the year ended December 31, 1999, the Company acquired an additional 13 retail monument companies and in so doing strengthened its existing retail presence in certain states while expanding its retail presence in Connecticut, Rhode Island, Massachusetts and Missouri (the "1999 Retail Acquisitions"). In 2000, the Company acquired 2 memorial retailers in 2 separate and independent transactions, thereby acquiring 3 retail sales outlets in the states of Connecticut and Iowa (the "2000 Retail Acquisitions"). The Company also acquired 16 cemetery properties and 1 memorial retailer located in the state of Kentucky as of January 2, 2001. The Company paid a total aggregate purchase price in the 2000 Acquisitions of approximately $655,000, all of which was paid in cash; and approximately $7.5 million for the Kentucky cemeteries and retailer acquired in January 2001, $6.8 million of which was paid in cash with the remainder payable in installments through 2004.

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

The cemetery division's revenue from preneed sales of funeral services, and cemetery services and merchandise is deferred until the period in which the services or merchandise is delivered. On the balance sheet, the full contract amount is included in prearraged deferred revenue, a liability. The corresponding receivable due from the customer is reflected in prearragned receivables, an asset, and the corresponding cash received from the customer is reflected part in prearraged receivables (for the portion placed in trust) and part in cash (for the portion the Company is allowed to retain). When the services or merchandise is delivered, the Company recognizes as revenue the full contract amount plus all trust earnings associated with that contract. The Company cannot predict when the existing contracts will mature but it is estimated that most contracts will have an average life of ten to fifteen years and in some cases greater than fifteen years. The amount of prearranged deferred revenue at December 31, 2001 was $24,224,212.

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

Valuation of deferred income taxes

As of December 31, 2001 and 2000, the Company had net deferred tax assets of $1,567,000 and $425,000, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependant upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has recorded a valuation allowance of $4,904,000 and $4,172,000 as of December 31, 2001 and December 31, 2000, respectively, against the minimum tax credit carryforwards and other deferred tax assets. Based upon the projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes that it is more likely than not that the company will realize the benefit of these unreserved net deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

The following table sets forth certain historical statement of operations data as a percentage of net revenues with the exception of quarrying, manufacturing and retailing gross profit, which are shown as a percentage of quarrying, manufacturing and retailing revenues, respectively.

	YEAR ENDED DECEMBER 31,
	1999	2000	2001
STATEMENT OF OPERATIONS DATA:
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

The Company's primary need for capital will be to maintain and improve its manufacturing, quarrying, and retail facilities and to finance acquisitions as part of its growth strategy. The Company has approximately $4.0 million budgeted for capital expenditures in 2002. In addition, both the term loan and the revolving credit facility described above expire in December 2002. The Company has begun discussions with a number of institutions, including CIT, on a new credit facility with principally the same structure as the current facility. The Company does not expect to have any difficulty securing a new credit facility. The Company believes that the combination of cash flow from operations, its existing credit facilities, and/or its new credit facility will be sufficient to fund its operations for at least the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combination," and Statement No. 141, "Goodwill and Other Intangible Assets." Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Certain information concerning directors and executive officers of the Company is set forth below:

NAMES OF DIRECTORS AND EXECUTIVE OFFICERS (1)	AGE	POSITIONS WITH THE COMPANY
George R. Anderson	62	Director
John L. Forney	40	Director, President and Chief Operating Officer/Memorials Division
James L. Fox	50	Director
Douglas S. Goldsmith	32	Chief Financial Officer,Vice President of Finance and Administration and Treasurer
Jon M. Gregory	52	Director, President and Chief Operating Officer/Quarries Division
Richard C. Kimball	61	Director, Chief Strategic and Marketing Officer
Donald Labonte	40	Vice President/Manufacturing
Dennis I. Merchant	51	Vice President/Retail Operations
Douglas M. Schair	57	Director
Terry Shipp	44	Vice President/Sales and Marketing
Kurt M. Swenson	57	President and Chief Executive Officer, Chairman of the Board of Directors
Michael B. Tule	40	Vice President, General Counsel and Secretary
Charles M. Waite	69	Director
Frederick E. Webster Jr.	64	Director

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

Richard C. Kimball has been Chief Strategic and Marketing Officer of the Company since January 2001. From 1993 to February 2001, he served as Vice Chairman of the Company's Board of Directors. From 1993 to January 2001, he was Chief Operating Officer/Wholesale Division. He has been a director of the Company since 1986. Prior to joining the Company, Mr. Kimball served as a director, principal and President of The Bigelow Company, Inc., a strategic planning and investment banking firm from 1972 until 1993. Mr. Kimball's current term as a director will expire in 2003.

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

Douglas M. Schair has been a principal of Insurance Investment Associates since 1975. From 1988 to 1998, Mr. Schair was Vice Chairman and Chief Investment Officer of Life Re Corporation. Mr. Schair is Vice Chairman of the Board of SatelLife, a nonprofit humanitarian organization dedicated to serving the health communication and information needs in the developing world. He is a trustee of Colby College. Mr. Schair's current term as a director will expire in 2004.

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

Michael B. Tule has been Vice President, General Counsel and Secretary of the Company since April 2000. From March 1996 to April 2000, he was Vice President, General Counsel and Secretary of WPI Group, Inc., now known as NEXIQ Technologies, Inc. Prior to 1996, Mr. Tule was a partner at the Manchester, New Hampshire law firm of McLane, Graf, Raulerson & Middleton.

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

These calculations are based on the retirement formula in effect as of December 31, 2001, which provides an annual life annuity at age 65 equal to 1.8% of a participant's final five-year average compensation (excluding bonus) plus ..4% of a participant's final five-year average compensation in excess of social security covered compensation times years of service to a maximum of 30 years. Estimated years of continuous service for each of the Named Executive Officers, as of December 31, 2001 and rounded to the full year, are: Mr. Forney, 3 years; Mr. Gregory, 26 years; Mr. Kimball, 9 years; Mr. Shipp, 4 years; and Mr. Swenson, 28 years.

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

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	NUMBER	PERCENT OF CLASS	NUMBER (2)	CLASS (2)
	SHARES OF CLASS B COMMON STOCK BENEFICIALLY OWNED		SHARES OF CLASS A COMMON STOCK BENEFICIALLY OWNED

Wellington Management Company, LLP (3)
75 State Street
Boston, MA 02109	—	—	573,000	10.6%

Dimensional Fund Advisors (4)
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401	—	—	333,700	6.2%

Douglas M. Schair**	—	—	503,153	9.3%
Kurt M. Swenson (5) **	1,005,000	35.0%	1,135,000	17.7%
Kevin C. Swenson (6)	1,023,489	35.6%	1,023,489	15.9%
Robert L. Pope	144,875	5.0%	144,875	2.6%
Richard C. Kimball (7) **	29,126	1.0%	133,426	2.5%
George R. Anderson**	—	—	25,000	*
Jon M. Gregory**	—	—	35,326	*
Charles M. Waite(8)**	29,126	1.0%	35,000	*
James L. Fox(9)**	—	—	6,000	*
John L. Forney (10)**	—	—	25,000	*
Frederick E. Webster Jr.(11)**	—	—	5,000	*
Dennis Merchant(12)**	—	—	8,334	*
Douglas Goldsmith(13)**	—	—	8,334	*
Michael Tule(14)**	—	—	5,000	*
Terry Shipp(15)**	—	—	6,000	*
Donald Labonte(16)**	—	—	3,334	*
All directors and executive officers as a group (14 persons)	1,063,252	37.0%	1,928,907	29.9%

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

(9)  Includes 5,000 shares of Class A Common Stock subject to currently exercisable stock options.

(10)  All 25,000 shares of Class A Common Stock listed are subject to currently exercisable stock options.

(11)  All 5,000 shares of Class A Common Stock listed are subject to currently exercisable stock options.

(12)  Includes 3,334 shares of Class A Common Stock subject to currently exercisable stock options.

(13) Includes 3,334 shares of Class A Common Stock subject to currently exercisable stock options.

(14) All 5,000 shares of Class A Common Stock listed are subject to currently exercisable stock options.

(15)  Includes 5,000 shares of Class A Common Stock subject to currently exercisable stock options.

(16) All 3,334 shares of Class A Common Stock listed are subject to currently exercisable stock options.

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

Property, Plant and Equipment:
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

v

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Cash Flows From Operating Activities:
Net income	$432,778	$2,463,496	$1,679,301
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on sale of assets	1,734,088	—	—
Depreciation, depletion and amortization	4,461,697	4,670,803	4,010,012
Write down of goodwill	—	382,864	—
Decrease (increase) in cash surrender value of life insurance	788,348	(74,355)	(78,076)
Loss on assets held for sale	800,003	—	—
Loss on sale of property, plant and equipment	196,905	172,198	842,030
Cumulative effect of a change in accounting principle	—	—	149,781
Deferred taxes	(72,092)	452,377	2,709
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	1,643,054	(1,353,744)	400,648
Decrease (increase) in due to/from related parties	135,821	(272,014)	(99,701)
Decrease (increase) in inventories	(100,095)	494,930	1,671,371
Decrease (increase) in other current assets	368,823	(600,559)	(613,993)
Decrease (increase) in tangible pension asset	(102,386)	(119,483)	218,888
Decrease in prearranged receivables	449,714	—	—
Increase in cemetery property	(211,917)	—	—
Decrease (increase) in other assets	(79,292)	(58,603)	59,413
Increase (decrease) in payables	258,203	(348,629)	(987,382)
Increase (decrease) in accruals	1,612,702	1,014,791	(1,196,545)
Increase (decrease) in income taxes payable/receivable	594,160	(1,365,039)	1,482,531
Increase (decrease) in customer deposits	(56,457)	(552,117)	1,241,789
Decrease in deferred compensation	803,730	(112,831)	(33,856)
Decrease in deferred income	—	—	(124,386)
Increase (decrease) in accrued pension cost	(47,610)	(62,593)	467,098
Increase in accrued postretirement benefit cost	73,556	70,732	65,160
Decrease in prearranged deferred revenue	(1,029,438)	—	—
Increase (decrease) in other liabilities	(1,083,457)	(118,941)	417

Net cash provided by operating activities	11,570,838	4,683,283	9,157,209

Cash flows from investing activities
Purchases of property, plant and equipment	(3,752,960)	(2,884,389)	(3,559,510)
Proceeds from sale of assets	3,263,038	884,586	137,451
Decrease in other investments	—	—	342,551
Acquisitions, net of cash acquired	(7,043,366)	(655,081)	(12,919,177)
Increase in intangible assets	(28,050)	(152,164)	—
Cash included in sale of subsidiary	—	—	(250,000)

Net cash used in investing activities	(7,561,338)	(2,807,048)	(16,248,685)

Cash flows from financing activities:
Net borrowings (repayments) under lines of credit	(6,369,858)	(3,279,586)	6,933,190
Decrease in debt issuance costs	—	—	11,796
Proceeds from long-term debt	—	6,500,000	—
Principal payments on long-term debt	(4,325,222)	(417,387)	(608,126)
Net stock option transactions	1,073,419	87,330	718,853

Net cash provided by (used in) financing activities	(9,621,661)	2,890,357	7,055,623

Effect of exchange rate changes on cash	(454,023)	(142,441)	211,899

Net increase (decrease) in cash and cash equivalents	(6,066,184)	4,624,151	176,046

Cash and cash equivalents, beginning of year	9,501,365	4,877,214	4,701,168

Cash and cash equivalents, end of year	$3,435,181	$9,501,365	$4,877,214

See accompanying notes to consolidated financial statements

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	2001	2000	1999
Supplemental cash flow information:
Cash paid during the year for:
Interest	$1,757,929	$2,143,226	$2,112,113
Income taxes	1,003,249	2,209,383	(88,691)

Supplemental non-cash investing and financing activities:

During the third quarter of 2001 the Company completed the sale of the SMI and Childs manufacturing plants in Elberton, Georgia in a non-cash transaction in which a note receivable was recorded for $1,640,000.

During 2000 the Company increased intangibles and other long-term liabilities for $420,000 of covenants-not-to-compete.

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

(6) Long-Term Debt

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

Long-term debt at December 31, 2001 and 2000 consists of the following:

	2001	2000

Note payble - Dutton, interest at 6%, payable in monthly principal and interest payments of $674, unsecured, due December 2003	$15,243	$22,190
Note payable - Plante, interest at 8%, payable in monthly payments of $2,593 beginning February 2001, unsecured, due January 2021	303,448	310,000
Note payable - Anderson, payable with granite inventory at a set sales price of $14.50 per cubic foot at maximum sales of 1,500 cubic foot per month	193,490	236,697
Note payable - Chrysler Financial, interest at 2.9%, payable in monthly installments of $598, due December 2001, secured by equipment	—	2,122
Note payable - GMAC, interest at 4.9%, payable in monthly installments of $439, due February 2002, secured by equipment	874	5,968
Note payable - GMAC, interest at 2.9%, payable in monthly installments of $716, due October 2002, secured by equipment	7,070	15,332
Note payable - Harold, interest at 10%, payable in monthly installments of $4,366, due June 2001, secured by property and equipment	—	21,298
Term loan - interest at 3.6% and 8.57% in 2001 and 2000, respectively (see note 5), due December 2002, secured by substantially all assets of the Company	12,500,000	12,500,000
Note payable - PNC, interest at 8.95%, payable in monthly installments of $334, due July 2001, secured by equipment	—	2,811
Note payable - Remsen Dodge, interest at 2.9%, payable in monthly installments of $598, due October 2002, secured by equipment	—	6,483
Note payable - Ford Motor Credit Corp., interest at 2.9%, payable in monthly installments of $392, due September 2002, secured by equipment	3,462	7,994
Term loan, interest at 3.75% and 9.0% in 2001 and 2000, respectively (see note 5), payable in quarterly installments of $212,000 with a final balloon payment due December 2002, secured by substantially all assets of the Company	1,942,351	6,000,000
Note payable - GMAC, interest at 0%, payable in monthly installments of $797, due October 2004, secured by equipment	27,877	—
Obligation under capital lease, interest at 7.89%, payable in monthly installments of $10,276, due June 2001, secured by equipment	—	188,142

	14,993,815	19,319,037
Less current installments	14,671,315	791,697

Long-term debt, excluding current installments	$322,500	18,527,340

Future maturities of the December 31, 2001 long-term debt are as follows:

YEAR ENDED DECEMBER 31:
2002	$14,671,315
2003	25,073
2004	17,084
2005	9,014
2006	9,762
Thereafter	261,567

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

A reconciliation of differences between the statutory U.S. federal income tax rate, on income before provision for income taxes and cumulative effect of a change in accounting principle, and the Company's effective tax rate follows:

	2001	2000	1999

U.S. statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	5.8%	6.3%	6.4%
Names and reputations	7.7%	10.7%	6.0%
Divestiture	62.0%	—	10.3%
Change in valuation allowance	35.7%	22.0%	13.6%
Other, primarily tax depletion	(66.3%)	(38.6%)	(27.0%)

Effective tax rate	78.9%	34.4%	43.3%

Deferred taxes have not been provided on the undistributed earnings of the Company's wholly-owned Canadian subsidiary since the Company can control the distribution if such earnings and has determined that such earnings will be reinvested indefinitely. Additional taxes could be due if these earnings were distributed.

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

SIGNATURE	TITLE

/s/ Kurt M. Swenson Kurt M. Swenson	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
/s/ Douglas S. Goldsmith Douglas S. Goldsmith	Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)
/s/ John L. Forney John L. Forney	Director, President and Chief Operating Officer/Memorials Division
/s/ Richard C. Kimball Richard C. Kimball	Director, Chief Strategic and Marketing Officer
/s/ Jon M. Gregory Jon M. Gregory	Director, President and Chief Operating Officer/Quarries Division
/s/ George R. Anderson George R. Anderson	Director
/s/ James L. Fox James L. Fox	Director
/s/ Douglas M. Schair Douglas M. Schair	Director
/s/ Charles M. Waite Charles M. Waite	Director
/s/ Frederick E. Webster Jr. Frederick E. Webster Jr.	Director

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3.1	Form of Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

3.2	Amended and Restated By-Laws of the Company (as amended through April 6, 1999) (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly report on Form 10-Q for the quarterly period ended March 31, 1999 and filed with the Securities and Exchange Commission on May 17, 1999)

4.	Specimen Certificate representing the Class A Common Stock (incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.1*	Rock of Ages Corporation Amended and Restated 1994 Stock Plan (as amended through October 26, 1998)(incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and filed with the Securities and Exchange Commission on March 31, 1999)

10.2*	Employment Agreement of Kurt M. Swenson (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.3*	Employment Agreement of Peter Friberg (incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.4*	Employment Agreement with John L. Forney (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and filed with the Securities and Exchange Commission on March 30, 2000)

10.5*	Form of Employment Agreement with Richard C. Kimball and Jon M. Gregory (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.6*	Form of Salary Continuation Agreement (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.7*	Employment Agreement with John E. Keith (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on March 30, 2001)

10.8	Form of Collective Bargaining Agreement dated May 2, 2000 by and between Rock of Ages Corporation and the United Steelworkers of America, AFL-CIO-CIC on behalf of USWA Amalgamated Local #4 (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,2000 filed with the Securities and Exchange Commission on March 30, 2001)

10.9	Form of Collective Bargaining Agreement dated May 1, 2000 by and between Rock of Ages Corporation - Quarries Division and United Steelworkers of America, AFL-CIO-CIC on behalf of USWA Amalgamated Local #4 (incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on March 30,2001)

10.10	Form of Collective Bargaining Agreement dated April 29, 2000 by and between Rock of Ages Corporation and the Granite Cutters Association (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on March 30, 2001)

10.11	Credit Facility dated as of June 25, 1997 between Royal Bank of Canada and Rock of Ages Canada, Inc., Rock of Ages Quarries, Inc. and Rock of Ages Canada, Inc.(incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.12	Financing Agreement dated December 17, 1997 by and between The CIT Group/Business Credit, Inc., Rock of Ages Corporation, Royalty Granite Corporation, Carolina Quarries, Inc., Pennsylvania Granite Corp., Childs & Childs Granite Company, Inc., Southern Mausoleums, Inc. and Rock of Ages Memorials LLC (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission on March 31, 1998)

EXHIBIT NUMBER	DESCRIPTION
10.13	Exclusive Supply Agreement dated as of December 8, 1997 by and between Rock of Ages Corporation and Eurimex (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission on March 31, 1998)

10.14	Supply Agreement dated as of September 7, 2000 by and between Keystone Memorials, Inc. and Rock of Ages Corporation (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on March 30, 2001)

10.15	Supply Agreement dated as of January 11, 2002 by and between Rock of Ages Corporation and Adams Granite Co., Inc.

10.16	Supply Agreement dated as of August 20, 2001 by and between Rock of Ages Corporation, Keystone Memorials, Inc. and IMEX International, Inc.

10.17	Promissory Note dated January 11, 2002 in the amount of $250,000 from Adams Granite Co., Inc. to Rock of Ages Corporation

10.18	Promissory Note dated October 26, 2001 in the amount of $800,000 from Mize Acquisition, Inc. to Rock of Ages Corporation

10.19	Promissory Note dated August 20, 2001 in the amount of $840,000 from Keystone Memorials, Inc. to Rock of Ages Corporation

11.	Statement re:computation of per share earnings (incorporated herein by reference to Note (1)(q) of the Company's consolidated financial statements (filed herewith))

21	Subsidiaries of the Company

23	Consent of KPMG LLP

* This exhibit is a management contract or compensatory plan or arrangement.