Form 10-Q
period 2002-03-31
ROCK OF AGES CORP
filed 2002-05-13
CIK 84581

Click here to go to the Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE        ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes X No _______

As of April 30,2002, 5,071,719 shares of Class A Common Stock, par value $0.01 per share, and 2,785,521 shares of Class B Common Stock, par value $0.01 per share, of Rock of Ages Corporation were outstanding.

ROCK OF AGES CORPORATION

INDEX

Form 10-Q for the Quarterly Period
Ended March 31, 2002

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements

ROCK OF AGES CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	March 31, 2002 (Unaudited)	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$2,019	$3,435
Trade receivables, net	14,014	16,119
Inventories	23,953	22,680
Prepaid & refundable income taxes	1,425	13
Due from affiliate	78	103
Deferred tax assets	694	694
Assets held for sale	—	2,546
Other current assets	5,410	4,104

Total current assets	47,593	49,694

Property, plant and equipment,net	43,376	43,143
Cash surrender value of life insurance, net	749	811
Goodwill,net	—	33,782
Other intangible assets, net	714	761
Due from affiliates	129	129
Deferred tax assets	6,225	873
Intangible pension asset	222	222
Prearranged receivables	14,929	15,388
Receivables due beyond one year	739	1,657
Cemetery property	6,054	5,998
Other	1,519	1,335

Total assets	$122,249	$153,793

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under lines of credit	$3,838	$3,970
Current installments of long-term debt	12,713	14,671
Current installments of deferred compensation	279	279
Trade payables	1,925	1,946
Accrued expenses	4,350	5,323
Customer deposits	10,513	6,711

Total current liabilities	33,618	32,900

Long-term debt, excluding current installments	317	323
Deferred compensation	4,064	4,070
Prearranged deferred revenue	24,025	24,224
Accrued pension cost	391	391
Accrued postretirement benefit costs	779	779
Other	1,347	1,436

Total liabilities	64,541	64,123

Commitments Stockholders' equity:
Preferred stock - $.01 par value; 2,500,000 shares authorized No shares issued or outstanding
Common Stock - Class A, $.01 par value; 30,000,000 shares authorized 5,060,909 and 5,014,408 shares issued and outstanding	51	50
Common Stock - Class B, $.01 par value; 15,000,000 shares authorized 2,785,521 and 2,787,021 shares issued and outstanding	28	28
Additional paid-in capital	69,304	69,067
Retained earnings	(10,708)	21,473
Accumulated other comprehensive loss	(967)	(948)

Total stockholders' equity	57,708	89,670

Total liabilities and stockholders' equity	$122,249	$153,793

**SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Back to Index

ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)

	Three Months Ended
	March 31,
	2002	2001
Net Revenues:
Quarrying	$4,220	$4,513
Manufacturing	3,419	4,149
Retailing	3,515	3,937
Cemeteries	1,008	720

Total net revenues	12,162	13,319

Gross Profit:
Quarrying	805	936
Manufacturing	317	399
Retailing	1,158	1,486
Cemeteries	406	199

Total gross profit	2,686	3,020

Selling, general and administrative expenses	7,455	7,799

Loss from operations	(4,769)	(4,779)

Interest expense	174	607

Loss before benefit for income taxes	(4,943)	(5,386)

Income tax benefit	(1,192)	(1,704)

Net loss before cumulative effect of a change in accounting principle	$(3,751)	$(3,682)

Cumulative effect of change in accounting principle, net of tax effect of $5,352 (Note 2)	(28,430)	—

Net loss	$(32,181)	$(3,682)

Net loss per share - basic
Net loss before cumulative effect of change in accounting principle	$(0.48)	$(0.49)
Cumulative effect of change in accounting principle	(3.62)	—

Net loss per share - basic	$(4.10)	$(0.49)

Net loss per share - diluted
Net loss before cumulative effect of change in accounting principle	$(0.48)	$(0.49)
Cumulative effect of change in accounting principle	(3.62)	—

Net loss per share - diluted	$(4.10)	$(0.49)

Weighted average number of common shares outstanding - basic	7,847	7,567
Weighted average number of common shares outstanding - diluted	7,847	7,567

**SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Back to Index

ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
($in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(32,181)	$(3,682)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	33,782	—
Depreciation,depletion and amortization	761	1,077
Loss on sale of assets	—	58
Cash surrender value of life insurance	62	7
Deferred taxes	(5,352)	—
Changes in assets and liabilities:
Decrease in trade receivables	2,105	1,395
Decrease (increase) in prearranged receivables	459	(49)
Decrease (increase) in due from related parties	25	(244)
Increase in inventories	(1,273)	(765)
Decrease in receivables due beyond one year	918	—
Increase in cemetery property	(56)	—
Increase in other assets	(1,240)	(718)
Decrease in trade payables, accrued expenses and income taxes payable	(2,406)	(3,155)
Increase in customer deposits	3,802	3,499
Decrease in deferred compensation	(6)	—
Decrease in prearranged deferred revenue	(199)	(77)
(Decrease) increase in other liabilities	(89)	980

Net cash used in operating activities	(888)	(1,674)

Cash flows from investing activities:
Purchases of property, plant and equipment	(934)	(930)
Increase in intangibles	—	(10)
Proceeds from sale of assets	2,296	—
Acquisitions, net of cash acquired (1)	—	(7,030)

Net cash provided by (used in) investing activities	1,362	(7,970)

Cash flows from financing activities:
Net borrowings (repayments) under lines of credit	(132)	2,197
Net stock option transactions	238	273
Principal payments on long-term debt	(1,964)	(281)

Net cash provided by (used in) financing activities	(1,858)	2,189

Effect of exchange rate changes on cash	(32)	(378)

Net decrease in cash and cash equivalents	(1,416)	(7,833)

Cash and cash equivalents, beginning of period	3,435	9,501

Cash and cash equivalents, end of period	$2,019	$1,668

Supplemental cash flow information:
Cash paid during the period for:
Interest	174	607
Income Taxes	208	291

Supplemental non-cash investing activities
During the first quarter of 2002 the Company completed the sale of the Lawson plant in which $2,296,216 was received in cash (net of closing costs) plus a note receivable of $250,000.

**SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Acquisitions
Assets acquired	$—	$29,283
Liabilities assumed and issued	—	(22,253)
Common stock issued	—	—

Cash paid	—	7,030
Less cash acquired	—	—

Net cash paid for acquistions	$—	$7,030

Back to Index

ROCK OF AGES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis Of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K (SEC File No. 000-29464, filed April 1, 2002).

(2) Accounting Changes

SFAS 141

In July 2001, the FASB issued SFAS No.141, Business Combinations, which requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. The adoption of SFAS 141 did not have an impact on the results of operations, financial position and liquidity of the Company.

SFAS 142

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. The Company has adopted SFAS 142 as of January 1, 2002. SFAS 142 requires goodwill and intangible assets with indefinite lives to no longer be amortized, but instead be tested for impairment at least annually.

With the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, no adjustments were made to the amortization period or residual values of other intangible assets.

SFAS 142 provides a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, the Company must perform a second test to measure the amount of impairment. The Company has two reporting units with goodwill, Retail and Cemetery, which are also reportable segments. The Company determined the fair value of each of these reporting units using a discounted cash flow analysis and compared such values to the respective reporting units carrying amounts. This evaluation indicated that goodwill recorded in the Retail and Cemetery segments was impaired as of January 1, 2002. As a result, the Company completed the second step of the goodwill impairment test to measure the amount of the impairment loss. Accordingly, the Company recognized a $34 million non-cash charge, recorded as of January 1, 2002, as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value. Approximately $19 million of the goodwill write-down is deductible for taxes, therefore a deferred tax asset of $5.3 million has been recorded.

Conditions that contributed to the goodwill impairment in Retail were an underestimation of the amount of time required to fully integrate the branding strategy throughout the retail network and the difficulty in increasing profitability to the extent anticipated prior to acquisition. Conditions that contributed to the goodwill impairment in Cemeteries were lower than expected revenues and greater selling and administrative costs,which the Company believes are, to some extent, temporary but are significant enough to affect the fair value determination.

The changes in the carrying amount of goodwill for the three months ended March 31, 2002 are as follows:

	($ in thousands)
	Retail	Cemetery	Total
Balance as of December 31, 2001	$32,542	$1,239	$33,782
Impairment losses	(32,542)	(1,239)	(33,782)

Balance as of March 31, 2002	$—	$—	$—

Other intangible assets amounted to $714,000 (net of accumulated amortization of $381,000) and $761,000 (net of accumulated amortization of $334,000) at March 31, 2002 and December 31, 2001, respectively. These intangible assets primarily consist of non-compete agreements entered into in connection with business combinations and are amortized over the term of the agreements, principally five years. There are no expected residual values related to these intangible assets. Amortization expense for the three months ending March 31, 2002 was $47,000. Estimated fiscal year amortization expense is as follows:

Year	($ in thousands)
2002	188
2003	138
2004	29
2005	19
2006	16

The following table reconciles the prior year's reported operating income, earnings before the cumulative effect of a change in accounting principle and net income to their respective pro forma balances adjusted to exclude amortization of goodwill expense which is no longer amortized. Current period results, adjusted for the cumulative effect of a change in accounting principle are presented for comparative purposes.

	($ in thousands except per share data)
	Three Months Ended
	March 31,
	2002	2001
Operating Income
Loss from operations	$(4,769)	$(4,779)
Add back: goodwill amortization	—	277

Adjusted operating loss	$(4,769)	$(4,779)

Earnings Before Cumulative Effect of Change in Accounting Principle
Net loss before cumulative effect of change in accounting principle	$(3,751)	$(3,682)
Add back: goodwill amortization net of tax effect	—	227

Adjusted earnings before change in accounting principle	$(3,751)	$(3,455)

Net Loss
Reported Net Loss	$(32,181)	$(3,682)
Add back: goodwill amortization net of tax effect	—	227
Cumulative effect of change in accounting principle net of tax effect	28,430	—

Adjusted net loss	$(3,751)	$(3,455)

Basic and Diluted Earnings Per Share
Reported Net Loss	$(4.10)	$(0.49)
Goodwill amortization net of tax effect	—	0.03
Cumulative effect of change in accounting principle	3.62	—

Adjusted net loss	$(0.48)	$(0.46)

(3) Inventories

	($ in thousands)
Inventories consist of the following:	March 31, 2002	December 31, 2001
	(Unaudited)

Raw materials	$9,823		$9,950
Work-in-process	1,665		1,536
Finished goods and supplies	12,465		11,194

	$23,953		$22,680

(4) Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for net loss for the three months ended March 31, 2002 and 2001:

	($ in thousands except per share data)
	Three Months Ended

	March 31,
	2002	2001

Numerator:
Loss available to common shareholders used in basic and diluted earnings per share	$(32,181)	$(3,682)

Denominator:
Denominator for basic earnings per share:
Weighted average shares	7,847	7,567
Effect of dilutive securities:
Stock options	—	—

Denominator for diluted earnings per share:
Adjusted weighted average shares	7,847	7,567

Basic earnings per share	$(4.10)	$(0.49)
Diluted earnings per share	$(4.10)	$(0.49)

Options to purchase 674,166 shares of Class A common stock were outstanding in at March 31, 2002, but were not included in the computation of diluted EPS because the effect would be anti-dilutive.

Options to purchase 264,582 shares of Class B common stock were outstanding at March 31, 2001, but were not included in the computation of diluted EPS because the effect would be anti-dilutive.

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

The cemetery segment includes prearranged funeral and cemetery merchandise as well as maintenance of cemetery grounds funded through perpetual care funds.

Inter-segment revenues are accounted for as if the sales were to third parties.

The following is the unaudited segment information for the three month period ended March 31, 2002 and 2001 (in thousands):

Three month period:

2002	Quarrying	Manufacturing	Retailing	Cemeteries	Corporate Overhead	Total
Total net revenues	$4,479	$4,555	$3,515	$1,008	$—	$13,557
Inter-segment net revenues	(259)	(1,136)	—	—	—	(1,395)

Net revenues	4,220	3,419	3,515	1,008	—	12,162

Total gross profit	824	316	1,140	406	—	2,686
Inter-segment gross profit	(19)	1	18	—	—	—

Gross profit	805	317	1,158	406	—	2,686

Selling, general and administrative expenses	751	770	4,400	338	1,196	7,455

Income (loss) from operations	$54	$(453)	$(3,242)	$68	$(1,196)	$(4,769)

2001	Quarrying	Manufacturing	Retailing	Cemeteries	Corporate Overhead	Total
Total net revenues	$4,981	$6,018	$3,937	$720	$—	$15,656
Inter-segment net revenues	(468)	(1,869)	—	—	—	(2,337)

Net revenues	4,513	4,149	3,937	720	—	13,319

Total gross profit	936	439	1,446	199	—	3,020
Inter-segment gross profit	—	(40)	40	—	—	—

Gross profit	936	399	1,486	199	—	3,020

Selling, general and administrative expenses	803	1,173	4,719	199	905	7,799

Income (loss) from operations	$133	$(774)	$(3,233)	$—	$(905)	$(4,779)

Net revenues by geographic area is as follows:

	($ in thousands)
	Three Months Ended
	March 31,
	2002	2001
Net revenues (1):
United States	$10,883	$11,956
Canada	1,279	1,363

Total net revenues	$12,162	$13,319

(1)  Net revenues are attributed to countries based on where product is produced.

Long-lived assets by geographic area is as follows:

	($ in thousands)
Long-lived assets:	March 31, 2002 (Unaudited)	December, 31 2001

United States	$41,483		$41,203
Canada	1,893		1,940

	$43,376		$43,143

(6) Comprehensive Income

Comprehensive income (loss) is as follows:

	($ in thousands)
	Three Months Ended
	March 31,
	2002	2001

Net income	$(32,181)	$(3,682)
Cumulative translation adjustment	(19)	(313)

Comprehensive income (loss)	$(32,200)	$(3,995)

Back to Index

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

Rock of Ages Corporation (the "Company") is an integrated quarrier, manufacturer, distributor and retailer of granite and products manufactured from granite. The Company also owns and operates cemeteries. The quarry division sells granite blocks both to the manufacturing division and to outside manufacturers, as well as distributors in Europe and Japan. The manufacturing division's principal product is granite memorials used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications. The retail division primarily sells granite memorials directly to consumers, both through owned retail memorial stores and through certain cemeteries owned by the Company. The cemetery division sells cemetery property and funeral and cemetery products and services both at the time of need and on a preneed basis. Including these cemeteries, the Company sells its memorials through 100 owned retail outlets in fifteen states.

The Company records revenue from quarrying, manufacturing, retailing and cemeteries. The granite quarried by the Company is sold both to outside customers and used by the Company's manufacturing division. The Company records revenue and gross profit related to the sale of granite sold to an outside customer either when the granite is shipped or when the customer selects and identifies the blocks at the quarry site. The Company does not record a sale, nor does the Company record a gross profit, at the time granite is transferred to the Company's manufacturing division. The Company records revenue and gross profit related to internally transferred granite only after the granite is manufactured into a finished product and sold to an outside customer. Manufacturing revenues related to outside customers are recorded when ulimately sold at retail to an outside customer. Retailing revenues are recorded when the finished monument is placed in the cemetery.

The cemetery division records revenues on its products and services primarily when the product is delivered or the service is performed. However, preneed sales of cemetery lots are recognized as revenue when 20% of the total purchase price of the lot has been received from the customer.

Critical Accounting Policies

Critical accounting policies are as follows: Revenue recognition, impairment of long-lived assets and valuation of deferred income taxes.

Revenue Recognition

The manufacturing division recognizes revenue upon shipment of finished orders from the manufacturing plant. The retailing division recognizes revenue upon the setting of the memorial in the cemetery. In certain instances, the Company may enter into an agreement with a customer, which provides for extended payment terms, generally up to two years from the either the date of setting the memorial or, in certain instances, upon the settlement of an estate.

The quarry division recognizes revenue from sales of granite blocks when the granite is shipped or when the customer selects and identifies the blocks at the quarry site. At that time, the block is removed from the Company's inventory, the customer's name is printed on the block, and title and risk of ownership passes to the buyer. In many cases, granite blocks owned by customers remain on the Company's property for varying periods after title passes to the buyer. Payment terms are less 5% 30 days, except the December terms described below. Sales of the Company's blocks are FOB quarry and the Company retains the obligation to load customer's blocks on trucks. At its Barre, Vermont location, sales are FOB Barre, Vermont and the Company retains a delivery obligation using the Company's trucks for block customers in Barre. The customer may take delivery at any time determined by the customer, but all invoices must be paid in accordance with their terms when due whether or not the customer requests delivery.

The Company considers the earnings process substantially complete despite the Company's obligations to load the blocks, and in the case of its Barre customers, deliver the blocks, because the cost of delivery service is inconsequential (less than 3%) in relation to the selling price. Further, under industry terms of trade, title passes and the payment obligation is established when the block is identified to a particular customer and trasaction.

In December each year, the Company provides special 90-day payment terms at its Barre quarries for all block purchased in the month of December. The reason for this is that the Barre quarries are generally closed from mid-December through mid-March because of weather. However, the quarry customers' manufacturing plants remain open during most of this period, and most prefer to assure they own blocks of a size and quality selected by them prior to the quarries' closure. All blocks purchased in December on deferred payment terms are invoiced on or about December 31 and removed from the Company's inventory with title passing to the buyer. Payment terms are one-third of the invoice amount on January 15, one third-on February 15, and one-third on March 15. The program provides essentially the normal 30-day payment terms during the months when the quarry is closed notwithstanding the customer's purchase of a three-months supply in December. Customers need not use these terms and may buy from inventory during the closure period on a first-come, first-served basis with normal 30-day terms.

The cemetery division's revenue from preneed sales of funeral services, and cemetery services and merchandise is deferred until the period in which the services or merchandise is delivered. On the balance sheet, the full contract amount is included in prearranged deferred revenue, a liability. The corresponding receivable due from the customer is reflected in prearranged receivables, an asset, and the corresponding cash received from the customer is reflected part in prearranged receivables (for the portion placed in trust) and part in cash (for the portion the Company is allowed to retain). When the services or merchandise is delivered, the Company recognizes as revenue the full contract amount plus all trust earnings associated with that contract. The Company cannot predict when the existing contracts will mature but it is estimated that most contracts will have an average life of ten to fifteen years and in some cases greater than fifteen years. The amount of prearranged deferred revenue was $24 million at March 31, 2002 and December 31, 2001.

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

Recoverability of long-lived assets is measured by comparison of the carrying amount to estimated future undiscounted net cash flows the assets are expected to generate. Those cash flows include an estimated terminal value based on a hypothetical sale at the end of its goodwill amortization period. Estimating these cash flows and terminal values requires management to make judgments about the growth in demand for services, sustainability of gross margins, ability to integrate acquried companies and achieve economies of scale, and valuation multiples required by investors or buyers. If assets are considered to be impaired, the impairment to be reognized is measured by the amount by which the carrying amount of the long-lived asset exceeds its fair value. Based on the current standards of SFAS No. 144, the Company has determined that it has no impairment of long-lived assets.

Effective January 1, 2002, the Company assessed impairment of goodwill in accordance with the provisions of SFAS No. 142. The provisions of SFAS No. 142 require that a two-step test be performed. First, the fair value of each reporting unit will be compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded. The Company determined the fair value of each of the reporting units using a discounted cash flow analysis and compared such values to the respective reporting units carrying amounts. This evaluation indicated that goodwill recorded in the Retail and Cemetery segments was impaired as of January 1, 2002. As a result, the Company completed the second step of the goodwill impairment test to measure the amount of the impairment loss. Accordingly, the Company recognized a $34 million non-cash charge, recorded as of January 1, 2002, as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value. Approximately $19 million of the goodwill write-down is deductible for taxes, therefore a deferred tax asset of $5.3 million has been recorded.

Conditions that contributed to the goodwill impairment in Retail were an underestimation of the amount of time required to fully integrate the branding strategy through the retail network and the difficulty in increasing profitability to the extent anticipated prior to acquisition. Conditions that contributed to the goodwill impairment in Cemeteries were lower than expected revenues and greater selling and administrative costs, which the Company believes are, to some extent, temporary but are significant enough to affect the fair value determination.

Valuation of deferred income taxes

As of March 31, 2002 and December 31, 2001, the Company had net deferred tax assets of $6.9 million and $1.6 million, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependant upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has recorded a valuation allowance of $4.9 million as of March 31, 2002 and December 31, 2001, against the minimum tax credit carry-forwards and other deferred tax assets. Based upon the projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefit of these unreserved net deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be reduced in the near future if estimates of future taxable income are reduced.

The following table sets forth certain operations data as a percentage of net revenues with the exception of quarrying, manufacturing, retailing and cemtery gross profit, selling, general and administrative expenses and divisional income, which are shown as a percentage of their respective revenues.

	Three Months Ended March 31,
	2002	2001

Statement of Operations Data:
Net Revenues:
Quarrying	34.7%	33.9%
Manufacturing	28.1%	31.1%
Retailing	28.9%	29.6%
Cemeteries	8.3%	5.4%

Total net revenues	100.0%	100.0%

Gross Profit:
Quarrying	19.1%	20.7%
Manufacturing	9.3%	9.6%
Retailing	32.9%	37.7%
Cemeteries	40.4%	27.6%

Total gross profit	22.1%	22.7%

Selling, general and administrative expenses
Quarrying	17.8%	17.8%
Manufacturing	22.5%	28.3%
Retailing	125.1%	119.9%
Cemeteries	33.6%	27.6%

Total SG & A expenses	51.5%	51.8%

Divisional income from operations
Quarrying	1.3%	2.9%
Manufacturing	(13.2%)	(18.7%)
Retailing	(92.2%)	(82.1%)
Cemeteries	6.7%	—

Total divisional income from operations	(29.4%)	(29.1%)

Unallocated corporate administative expenses	9.8%	6.8%

Income (loss) from operations	(39.2%)	(35.9%)

Interest expense	1.4%	4.6%

Income (loss) before income taxes	(40.6%)	(40.4%)

Provision for income taxes	(9.8%)	(12.8%)

Net Income (loss) before cumulative effect of change in accounting principle	(30.8%)	(27.7%)

Three Months Ended March 31, 2001 Compared to Three Months Ended March 30, 2001

Revenues for the quarter ended March 31, 2002 decreased 8.7% to $12.2 million from $13.3 million for the quarter ended March 31, 2001. Quarrying revenues wre $4.2 million for the quarter ended March 31, 2002 compared to $4.5 million for the quarter ended March 31, 2001. The decrease was largely due to lower sales from the Salisbury quarry to international customers, which was partially offset by an increase in sales from the Barre quarry.

Manufacturing revenues were $3.4 million for the quarter ended March 31, 2002 compared to $4.1 million for the quarter ended March 31, 2001. The decrease was due to the Company's sale of Childs and SMI, which were completed in 2001, and the sale of Lawson, which was completed in January, as well as a decrease in demand for the Company's industrial products that are sold to the high tech industry due to a general softening in that business sector.

Retailing revenues were $3.5 million for the quarter ended March 31, 2002 compared to $3.9 million for the quarter ended March 31, 2001. The decrease is primarily a result of poor weather conditions that affected 2 of the 3 retailers who are typically least affected by difficult memorial setting conditions during the winter months.

Cemetery revenues were $1.0 million for the quarter ended March 31, 2002 compared to $0.7 million for the quarter ended March 31, 2001. The Company acquired the cemeteries in January of 2001 and had not fully implemented the sales and administration structure required.

Gross profit dollars for the quarter ended March 31, 2002 decreased 11.1% to $2.7 million from $3.0 million for the quarter ended March 31, 2001. Consolidated gross profit percentage decreased to 22.1% in the current period from 22.7% in the first quarter of 2001.

Quarrying gross profit was $805,000 or 19.1% of revenue for the quarter ended March 31, 2002 compared to $936,000 or 20.7% of revenue for the quarter ended March 31, 2001. The slight decrease was mostly due to decreased sales as described above.

Manufacturing gross profit was $317,000 or 9.3% of revenue for the quarter ended March 31, 2002 compared to $399,000 or 9.6% of revenue for the quarter ended March 31, 2001. The increase in gross profit at the Company's Barre monumental manufacturing facility was more than offset by a decrease in profitability in the industrial products business due to a general softening in the technology business sector.

Retailing gross profit was $1.2 million or 32.9% of revenue for the month ended March 31, 2002 compared to $1.5 million or 37.7% of revenue for the month ended March 31, 2001. This decrease was primarily attributable to a decrease in operational efficiencies associated with decreased sales as describe above.

Selling, general and administrative expenses for the quarter ended March 31, 2002 decreased 3.8% to $7.5 million from $7.8 million. As a percentage of net sales, these expenses for the current quarter increased to 61.3% from 58.6%. The decrease in dollars was due to the elimination of the operating expenses associated with the Company's sale of Childs and SMI, which were completed in 2001, the sale of Lawson, which was completed in January 2002 and the elimination of goodwill amortization expense associated with the adoption of SFAS 142. The increase in SG&A as a percentage of net sales was a result of decreased sales associated with the sale of Childs and SMI as well as lower segment sales for the current quarter as described above.

As a result of adopting SFAS 142 the Company had no expense for the amortization of goodwill in the first quarter of 2002 compared to an expense of $277,000 in the quarter ending March 31, 2001.

Interest expense for the quarter ended March 31, 2002 decreased to $174,000 from $607,000 for the quarter ended March 31, 2001. This decrease was due to lower interest rates under the Company's credit facilities as well as a decrease in debt funded by cash from operations and the sales of SMI, Childs, Royalty, and Lawson.

Income tax benefit decreased $512,000 to $1.2 million (24.1% of loss before income taxes) from $1.7 million (31.6% of loss before income taxes) for the 2001 period. The change in effective tax rate was primarily due to the impact of eliminating the amortization expense for the non-deductible goodwill that was written-off as a result of the adoption of SFAS 142 as well as the expectation that the Company will be able to benefit in 2002 from state tax loss carry-forwards in its retail group.

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

Cash Flow. For the quarter ending March 31, 2002, net cash used in operating activities was $.9 million compared to $1.7 million for the quarter ending March 31, 2001. The net loss, adjusted for non-cash items, including the cumulative effect of a change in accounting principle net of tax effects was $2.9 million in the current period compared to $2.5 million in the prior period. Changes in working capital and other assets and liabilities, provided cash of $2.0 million in the current period compared to $866,000 in the prior period. Net cash provided by investing activities was $1.4 million in the current period as a result of the sale of the Lawson facility compared to $8.0 million used in investing activities in the prior period as a result of the purchase of the cemeteries. Net cash used in financing activities in the current period was $1.9 million compared to $2.2 million provided by financing activities in the prior period. The cash used in financing activities in the first quarter of 2002 consisted primarily of $2.0 million principal payments on long-term debt funded primarily from the sale of assets.

Capital Resources. The Company has a credit facility pursuant with the CIT Group/Business Credit ("CIT"). The facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable and inventory. As of March 31, 2002, the Company had $12.5 million outstanding and $17.5 million available under the term loan line of credit and $3.8 million outstanding and $16.2 million available under the revolving line of credit facility. The Company has a multi-tiered interest rate structure on its outstanding debt with CIT. As of March 31, 2002, the interest rate structure was as follows:

	Amount	Formula	Effective Rate
Revolving Credit Facility	$3.0 million	LIBOR + 1.75%	3.62%
	.8 million	Prime - .50%	4.25%
Term Loans	12.0 million	LIBOR + 1.75%	3.62%

The Company also has $2.5 million available and $0 oustanding under a demand revolving line of credit with the Royal Bank of Canada.

The Company's primary need for capital will be to maintain and improve its manufacturing, quarrying, and retail facilities to finance acquisitions as part of its growth strategy. The Company has approximately $4.0 million budgeted for capital expenditures in 2002. In addition, both the term loan and the revolving credit facility described above expire in December 2002. The Company has begun discussions with a number of institutions, including CIT, on a new credit facility with principally the same structure as the current facility. The Company does not expect to have any difficulty securing a new credit facility. The Company believes that the combination of cash flow from operations, its existing credit facilities, and/or its new credit facility will be sufficient to fund its operations for at least the next twelve months.

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
Back to Index

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

Back to Index

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a party to legal proceedings that arise from time to time in the ordinary course of its business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company. The only major pending litigation currently outstanding is as follows:

Granite Stone Business International Sarl (f/k/a Eurimex SA) (Luxemburg) vs Rock of Ages Corporation (USA) ICC Arbitration 11502/KGA/MS. On April 18, 2001 the Company received a Request for Arbitration ("Request") from its former European Distributor, Eurimex S.A. (now known as Granite Stone Business International) in connection with the termination by the Company of the distribution agreement for the Company's Salisbury Pink granite. Eurimex has also claimed compensation in connection with a distribution agreement for the Company's Bethel White granite, which agreement expired by its terms over two years ago. Pursuant to those agreements, the arbitration will take place under the International Chamber of Commerce rules and will be held in Luxemburg.

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

The Company denies all of Eurimex's allegations and further states that it believes that Eurimex has engaged in improper or unlawful practices in the sale of the Company's products. The Company has answered Eurimex's Request and has brought certain counterclaims against Eurimex, including a claim for frivolous action. A preliminary scheduling conference was held on October 2, 2001 and jurisdictional issues have been briefed. A second hearing on further procedural issues was held on March 13, 2002. The Company denies liability and will continue to vigorously defend the claims made by Eurimex in connection with the arbitration and does not believe un unfavorable ruling is probable, however, un unfavorable ruling could have a material adverse effect on the Company. The Company carries insurance with coverages it believes to be customary in its industry. Although there can be no assurance that such insurance will be sufficient to protect the Company against all contingencies, management believes that its insurance protection is reasonable in view of the nature and scope of the Company's operations.

Back to Index

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

(b)     Reports Sumitted on Form 8-K:

The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 2002.

Back to Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

ROCK OF AGES CORPORATION

Dated: May 13, 2002	By:	/s/ Douglas S. Goldsmith Douglas S. Goldsmith Vice President, Chief Financial Officer and Treasurer

Back to Index