Form 10-Q
period 2002-06-30
ROCK OF AGES CORP
filed 2002-08-14
CIK 84581

Click here to go to the Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

 Commission file number: 0-29464

ROCK OF AGES CORPORATION
(Exact name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	03-0153200 (I. R. S. Employer Identification Number)

 772 Graniteville Road, Graniteville, Vermont      05654
(Address of principal executive offices)            (Zip Code)

 (802) 476-3121
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

 As of June 30, 2002, 5,095,036 shares of Class A Common Stock, par value $0.01 per share, and 2,756,395 shares of Class B Common Stock, par value $0.01 per share, of Rock of Ages Corporation were outstanding.

ROCK OF AGES CORPORATION

INDEX

 Form 10-Q for the Quarterly Period
Ended June 30, 2002

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (including exhibits and information incorporated by reference herein) contains certain "forward-looking" statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including but not limited to those that discuss strategies, goals, outlook or other non-historical matters, or projected or anticipated revenues, income, returns or other financial measures. These forward-looking statements are subject to numerous risks and uncertainties that may cause actual results to differ materially from those contained in or indicated by such statements, including but not limited to the ability of the Company to continue to identify suitable acquisition candidates, to consummate additional retail acquisitions on acceptable terms and to successfully integrate the operations of such acquired entities, to successfully open new retail stores, demand for the Company's products, as well as general economic, competitive, key employee and other factors described in this report or other filings with the Securities and Exchange Commission. See "Risk Factors That May Affect Future Results" under Item 2 below. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements

ROCK OF AGES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands)

	June 30,	December 31,
	2002	2001
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$2,482	$3,435
Trade receivables, net	17,261	16,119
Inventories	23,166	22,680
Prepaid & refundable income taxes	270	13
Due from affiliate	53	103
Deferred tax assets	694	694
Assets held for sale	---	2,546
Other current assets	4,108	4,104

Total current assets	48,034	49,694

Property, plant and equipment, net	43,937	43,143
Cash surrender value of life insurance, net	749	811
Goodwill, net	—	33,782
Other intangible assets, net	661	761
Due from affiliates	126	129
Deferred tax assets	6,365	873
Intangible pension asset	222	222
Prearranged receivables	14,747	15,388
Receivables due beyond one year	1,270	1,657
Cemetery property	6,039	5,998
Other	2,273	1,335

Total assets	$124,423	$153,793

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under lines of credit	$2,356	$3,970
Current installments of long-term debt	12,720	14,671
Current installments of deferred compensation	280	279
Trade payables	2,018	1,946
Accrued expenses	5,174	5,323
Customer deposits	9,311	6,711

Total current liabilities	31,859	32,900

Long-term debt, excluding current installments	322	323
Deferred compensation	4,269	4,070
Prearranged deferred revenue	23,689	24,224
Accrued pension cost	391	391
Accrued postretirement benefit costs	779	779
Other	1,312	1,436

Total liabilities	62,621	64,123

Commitments
Stockholders' equity:
Preferred stock - $.01 par value;
2,500,000 shares authorized
No shares issued or outstanding
Common Stock - Class A, $.01 par value;
30,000,000 shares authorized
5,095,036 and 5,014,408 shares issued and outstanding	51	50
Common Stock - Class B, $.01 par value;
15,000,000 shares authorized
2,756,395 and 2,787,021 shares issued and outstanding	28	28
Additional paid-in capital	69,329	69,067
Retained earnings (accumulated deficit)	(7,008)	21,473
Accumulated other comprehensive loss	(598)	(948)

Total stockholders' equity	61,802	89,670

Total liabilities and stockholders' equity	$124,423	$153,793

**SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ROCK OF AGES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net Revenues:
Quarrying	$8,415	$7,263	$12,636	$11,776
Manufacturing	5,553	7,381	8,972	11,530
Retailing	14,038	15,791	17,553	19,728
Cemeteries	979	862	1,987	1,582

Total net revenues	28,985	31,297	41,148	44,616

Gross Profit:
Quarrying	3,626	3,230	4,431	4,166
Manufacturing	1,760	2,157	2,077	2,556
Retailing	8,559	9,969	9,718	11,455
Cemeteries	350	308	756	507

Total gross profit	14,295	15,664	16,982	18,684

Selling, general and administrative expenses	9,235	9,174	16,690	16,973

Income from operations	5,060	6,490	292	1,711

Interest expense	188	482	362	1,089

Income (loss) before provision for income taxes	4,872	6,008	(70)	622

Income tax expense (benefit)	1,173	1,919	(19)	215
Net income (loss) before cumulative effect of change in accounting principle	3,699	4,089	(51)	407
Cumulative effect of change in accounting principle, net of tax effect of $5,352 (Note 2)	—	—	(28,430)	—

Net income (loss)	$3,699	$4,089	$(28,481)	$407

Net income (loss) per share - basic :
Net income (loss) before cumulative effect of change in accounting principle	$0.47	$0.54	$(0.01)	$0.05
Cumulative effect of change in accounting principle	$—	$—	$(3.62)	$—

Net income (loss) per share	$0.47	$0.54	$(3.63)	$0.05

Net income (loss) per share - diluted:
Net income (loss) before cumulative effect of change in accounting principle	$0.46	$0.53	$(0.01)	$0.05
Cumulative effect of change in accounting principle	$—	$—	$(3.62)	$—

Net income (loss) per share	$0.46	$0.53	$(3.63)	$0.05

Weighted average number of common shares outstanding - basic	7,860	7,571	7,853	7,561
Weighted average number of common shares outstanding - diluted	7,969	7,644	7,853	7,641

**SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$(28,481)	$407
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill Impairment	33,782	—
Depreciation, depletion and amortization	1,682	2,418
Loss on sale of assets	—	76
Cash surrender value of life insurance	62	7
Deferred taxes	(5,492)	—
Changes in assets and liabilities:
(Increase) in trade receivables	(1,142)	(2,116)
Decrease (increase) in prearranged receivables	641	(43)
Decrease ( increase) in due from related parties	53	(212)
(Increase) in inventories	(486)	(276)
Decrease in receivables due beyond one year	387	—
(Increase) in cemetery property	(41)	—
(Increase) in other assets	(692)	(14)
Increase (decrease) in trade payables, accrued expenses and prepaid and refundable income taxes	(334)	492
Increase in customer deposits	2,600	1,726
Increase in deferred compensation	200	—
(Decrease) in prearranged deferred revenue	(535)	(247)
Increase (decrease) in other liabilities	(124)	1,338

Net cash provided by operating activities	2,080	3,556

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,284)	(1,751)
Increase in intangibles	—	(4)
Proceeds from sale of assets	2,296	—
Acquisitions, net of cash acquired (1)	—	(7,031)

Net cash provided by (used in) investing activities	12	(8,786)

Cash flows from (used in ) financing activities:
Net borrowings (repayments) under lines of credit	(1,614)	(2,117)
Net stock option transactions	263	175
Principal payments on long-term debt	(1,952)	(330)

Net cash (used in) financing activities	(3,303)	(2,272)

Effect of exchange rate changes on cash	258	(22)
Net decrease in cash and cash equivalents	(953)	(7,524)

Cash and cash equivalents, beginning of period	3,435	9,501

Cash and cash equivalents, end of period	$2,482	$1,977

Supplemental cash flow information:
Cash paid during the period for:
Interest	$362	$1,089
Income Taxes	$402	$196

Supplemental non-cash investing activities:
During the first quarter of 2002 the Company completed the sale of the Lawson plant in which $2,296,216 was received in cash (net of closing costs) plus a note receivable of $250,000.

*SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Acquisitions:
Assets acquired	$—	$29,284
Liabilities assumed and issued	—	22,253
Common stock issued	—	—

Cash paid	—	7,031
Less cash acquired	—	—

Net cash paid for acquisitions	$—	$7,031

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

(2)  Accounting Changes

SFAS 141

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations," which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of SFAS 141 did not have an impact on the results of operations, financial position and liquidity of the Company.

SFAS 142

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. The Company has adopted SFAS 142 as of January 1, 2002. SFAS requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually.

With the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, no adjustments were made to the amortization period or residual values of other intangible assets

SFAS 142 provides a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, the Company must perform a second test to measure the amount of impairment. The Company has two reporting units with goodwill, Retail and Cemeteries, which are also reportable segments. The Company determined the fair value of each of these reporting units using a discounted cash flow analysis and compared such values to the respective reporting units carrying amounts. This evaluation indicated that goodwill recorded in the Retail and Cemetery segments was impaired as of January 1, 2002.

As a result, the Company completed the second step of the goodwill impairment test to measure the amount of the impairment loss. Accordingly, the Company recognized a $34 million non-cash charge, recorded as of January 1, 2002, as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value. Approximately $19 million of the goodwill write-down is deductible for taxes, and as a result, a deferred tax asset of $5.3 million has been recorded.

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

The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows:

	($ in thousands)
	Retail	Cemetery
	Segment	Segment	Total

Balance as of December 31, 2001	$32,542	$1,239	$33,782
Impairment Losses	(32,542)	(1,239)	(33,782)

Balance as of June 30, 2002	$—	$—	$—

Other intangible assets amounted to $661,000 (net of accumulated amortization of $415,000) and $761,000 (net of accumulated amortization of $347,000) at June 30, 2002 and December 31, 2001, respectively. These intangible assets primarily consist of non-compete agreements entered into in connection with business combinations and are amortized over the term of the agreements, principally five years. There are no expected residual values related to these intangible assets. Amortization expense for the six months ending June 30, 2002 was $100,000. Estimated fiscal year amortization expense is as follows:

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

	($ in thousands except per share data)		($ in thousands except per share data
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Operating Income
Income from operations	$5,060	$6,490	$292	$1,711
Add back: Goodwill amortization	—	277	—	554

Adjusted operating income	$5,060	$6,767	$292	$2,265

Earnings Before Cumulative Effect of Change in Accounting Principle
Net income (loss) before cumulative effect of change in accounting principle	$3,699	$4,089	$(51)	407
Add back: goodwill amortization net of tax effect	—	227	—	454

Adjusted earnings before change in accounting principle	$3,699	$4,316	$(51)	$861

Net Income (Loss)
Reported Net Income (Loss)	$3,699	$4,089	$(28,481)	$407
Add back: goodwill amortization net of tax effect	—	227	—	454
Cumulative effect of change in accounting principle net of tax effect	—	—	28,430	—

Adjusted Net Income (Loss)	$3,699	$4,316	$(51)	$861

Basic Earnings Per Share
Reported Net Income (Loss)	$0.47	$0.54	$(3.63)	$0.05
Goodwill amortization net of tax effect	—	0.03	—	0.06
Cumulative effect of change in accounting principle net of tax effect	—	—	3.62	—

Adjusted Net Income (Loss)	$0.47	$0.57	$(0.01)	$0.11

Diluted Earnings Per Share
Reported Net Income (Loss)	$0.46	$0.53	$(3.63)	$0.05
Goodwill amortization net of tax effect	—	0.03	—	0.06
Cumulative effect of change in accounting principle net of tax effect	—	—	3.62	—

Adjusted Net Income (Loss)	$0.46	$0.56	$(0.01)	$0.11

(3)  Inventories

	($ in thousands)
Inventories consist of the following:	June 30,	December 31,
	2002	2001
	(Unaudited)

Raw materials	$10,599	$9,950
Work-in-process	1,729	1,536
Finished goods and supplies	10,838	11,194

	$23,166	$22,680

(4)  Earnings Per Share

 The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for net income for the three and six month periods ended June 30, 2002 and 2001:

	(in thousands except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Numerator:
Income available to common shareholders used in basic and diluted earnings per share	$3,699	$4,089	$(28,481)	$407

Denominator:
Denominator for basic earnings per share:
Weighted average shares	7,860	7,571	7,853	7,561
Effect of dilutive securities:
Stock options	109	73	—	80

Denominator for diluted earnings per share:
Adjusted weighted average shares	7,969	7,644	7,853	7,641

Basic earnings per share	$0.47	$0.54	$(3.63)	$0.05

Diluted earnings per share	$0.46	$0.53	$(3.63)	$0.05

Options to purchase 669,165 shares of Class A common stock were outstanding at June 30, 2002, but were not included in the computation of diluted EPS for the six months ended June 30, 2002 because the effect would be anti-dilutive.

(5)  Segment Information

The Company is organized based on the products and services that it offers. Under this organizational structure, the Company operates in four segments: quarrying, manufacturing, retailing and cemeteries.

The quarrying segment extracts granite from the ground and sells it to both the manufacturing segment and to outside manufacturers, as well as distributors.

The manufacturing segment's principal product is granite memorials used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications.

The retailing segment engraves and sells memorials and other granite products at various locations throughout the United States.

The cemetery segment owns and operates cemeteries. Its principal business is the marketing and sale of cemetery burial lots and other related products and services.

Inter-segment revenues are accounted for as if the sales were to third parties.

The following is the unaudited segment information for the three and six month periods ended June 30, 2002 and 2001 ($ in thousands):

Six month period:

					Corporate
2002	Quarrying	Manufacturing	Retailing	Cemeteries	Overhead	Total

Total net revenues	$13,321	$12,311	$17,553	$1,987	$—	$45,172
Inter-segment net revenues	(685)	(3,339)	—	—	—	(4,024)

Net revenues	12,636	8,972	17,553	1,987	—	41,148

Total gross profit	4,620	2,027	9,579	756	—	16,982
Inter-segment gross profit	(189)	50	139	—	—	—

Gross profit	4,431	2,077	9,718	756	—	16,982

Selling, general and administrative expenses	1,735	1,639	10,269	666	2,381	16,690

Income (loss) from operations	$2,696	$438	$(551)	$90	$(2,381)	$292

					Corporate
2001	Quarrying	Manufacturing	Retailing	Cemeteries	Overhead	Total

Total net revenues	$13,029	$16,024	$19,728	$1,582	$—	$50,363
Inter-segment net revenues	(1,253)	(4,494)	—	—	—	(5,747)

Net revenues	11,776	11,530	19,728	1,582	—	44,616

Total gross profit	4,507	2,541	11,129	507	—	18,684
Inter-segment gross profit	(341)	15	326	—	—	—

Gross profit	4,166	2,556	11,455	507	—	18,684

Selling, general and administrative expenses	1,669	2,545	10,591	384	1,784	16,973

Income from operations	$2,497	$11	$864	$123	$1,784	$1,711

Three month period:

					Corporate
2002	Quarrying	Manufacturing	Retailing	Cemeteries	Overhead	Total

Total net revenues	$8,842	$7,756	$14,038	$979	$—	$31,615
Inter-segment net revenues	(427)	(2,203)	—	—	—	(2,630)

Net revenues	8,415	5,553	14,038	979	—	28,985

Total gross profit	3,796	1,711	8,438	350	—	14,295
Inter-segment gross profit	(170)	49	121

Gross profit	3,626	1,760	8,559	350	—	14,295

Selling, general and administrative expenses	984	869	5,868	328	1,186	9,235

Income (loss) from operations	$2,642	$891	$2,691	$22	$(1,186)	$5,060

					Corporate
2001	Quarrying	Manufacturing	Retailing	Cemeteries	Overhead	Total

Total net revenues	$8,048	$10,006	$15,791	$862	$—	$34,707
Inter-segment net revenues	(785)	(2,625)	—	—	—	(3,410)

Net revenues	7,263	7,381	15,791	862	—	31,297

Total gross profit	3,571	2,102	9,683	308	—	15,664
Inter-segment gross profit	(341)	55	286	—	—	—

Gross profit	3,230	2,157	9,969	308	—	15,664

Selling, general and administrative expenses	866	1,372	5,872	185	879	9,174

Income from operations	$2,364	$785	$4,097	$123	$879	$6,490

Net revenues by geographic area is as follows:

	($ in thousands)		($ in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,

Net revenues (1):	2002	2001	2002	2001

United States	$26,385	$28,612	$37,269	$40,568
Canada	2,600	2,685	3,879	4,048

Total net revenues	$28,985	$31,297	$41,148	$44,616

(1)  Net revenues are attributed to countries based on where product is produced.

Long-lived assets by geographic area is as follows:

	($ in thousands)
	June 30,	December 31,
	2002	2001
Long-lived assets:	(Unaudited)

United States	$41,710	$41,203
Canada	2,227	1,940

	$43,937	$43,143

(7)  Comprehensive Income

Comprehensive income is as follows:

	($ in thousands)		($ in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income	$3,699	$4,089	$(28,481)	$407
Cumulative translation adjustment	369	250	350	(63)

Comprehensive income	$4,068	$4,339	$(28,132)	$344

(8)  Severance Costs

In the third quarter of 2002, the Company entered into a separation agreement with the Chief Operating Officer of the Memorials Division. The Company will take a one-time charge in the third quarter of approximately $750,000 related to this transaction.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Rock of Ages Corporation (the "Company") is an integrated quarrier, manufacturer, distributor and retailer of granite and products manufactured from granite. The Company also owns and operates cemeteries. The quarry division sells granite blocks both to the manufacturing division and to outside manufacturers, as well as to distributors worldwide. The manufacturing division's principal product is granite memorials used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications. The retail division primarily sells granite memorials directly to consumers, both through owned retail memorial stores and through cemeteries owned by the Company. The cemetery division sells cemetery property and funeral and cemetery products and services both at the time of need and on a preneed basis. Including these cemeteries, the Company sells its memorials through approximately 100 owned retail outlets located in fourteen states.

Critical Accounting Policies

Critical accounting policies are as follows: Revenue recognition, impairment of long-lived assets and valuation of deferred income taxes.

Revenue Recognition

The Company records revenues from quarrying, manufacturing, retailing and cemeteries. The granite quarried by the Company is sold both to outside customers and used by the Company's manufacturing division. The Company records revenue and gross profit related to the sale of granite sold to an outside customer either when the granite is shipped or when the customer selects and identifies the blocks at the quarry site. The Company does not record a sale, nor does the Company record gross profit, at the time granite is transferred to the Company's manufacturing division. The Company records revenue and gross profit related to internally transferred granite only after the granite is manufactured into a finished product and sold to an outside customer. Manufacturing revenues related to outside customers are recorded when the finished product is shipped from Company facilities. Manufacturing revenues related to internally transferred finished products are recorded when ultimately sold at retail to an outside customer. Retailing revenues are recorded when the finished monument is placed in the cemetery.

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

The Company considers the earnings process substantially complete despite the Company's obligations to load the blocks, and, in the case of its Barre customers, to deliver the blocks, because the cost of delivery service is inconsequential (less than 3%) in relation to the selling price. Further, under industry terms of trade, title passes and the payment obligation is established when the block is identified to a particular customer and transaction.

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

The cemetery division records revenues on its products and services primarily when the product is delivered or the service is performed. However, preneed sales of cemetery lots are recognized as revenue when 20% of the total purchase price of the lot has been received from the customer.The cemetery division's revenue from preneed sales of funeral services, and cemetery services and merchandise is deferred until the period in which the services or merchandise is delivered. On the balance sheet, the full contract amount is included in prearranged deferred revenue, a liability. The corresponding receivable due from the customer is reflected in prearranged receivables, an asset, and the corresponding cash received from the customer is reflected part in prearranged receivables (for the portion placed in trust) and part in cash (for the portion the Company is allowed to retain). When the services or merchandise is delivered, the Company recognizes as revenue the full contract amount plus all trust earnings associated with that contract. The Company cannot predict when the existing contracts will mature but it is estimated that most contracts will have an average life of ten to fifteen years and in some cases greater than fifteen years. The amount of prearranged deferred revenue was $24 million at June 30, 2002 and December 31, 2001.

Impairment of Long-Lived Assets

The Company's long-lived assets consist primarily of intangible assets and property and equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business, a significant decrease in the benefits realized from the acquired business, difficulty and delays in integrating the business or a significant change in the operations of the acquired business.

Recoverability of long-lived assets is measured by comparison of the carrying amount to estimated future undiscounted net cash flows the assets are expected to generate. Those cash flows include an estimated terminal value based on a hypothetical sale at the end of its amortization period. Estimating these cash flows and terminal values requires management to make judgments about the growth in demand for services, sustainability of gross margins, ability to integrate acquired companies and achieve economies of scale, and valuation multiples required by investors or buyers. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the long-lived asset exceeds its fair value. Based on the current standards of SFAS No. 144, the Company has determined that it has no impairment of long-lived assets.

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

Valuation of Deferred Income Taxes

As of June 30, 2002 and December 31, 2001, the Company had net deferred tax assets of $7.1 million and $1.6 million, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependant upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has recorded a valuation allowance of $4.8 million as of June 30, 2002 and December 31, 2001, against the minimum tax credit carry-forwards and other deferred tax assets. Based upon its projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefit of these unreserved net deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

Results of Operations

The following table sets forth certain consolidated operations data as a percentage of net revenues, with the exception of quarrying, manufacturing, retailing and cemetery gross profit, selling, general and administrative expenses and divisional income which are shown as a percentage of their respective revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Statement of Operations Data:
Net Revenues:
Quarrying	29.0%	23.2%	30.7%	26.4%
Manufacturing	19.2%	23.6%	21.8%	25.9%
Retailing	48.4%	50.5%	42.7%	44.2%
Cemeteries	3.4%	2.7%	4.8%	3.5%

Total net revenues	100.0%	100.0%	100.0%	100.0%
Gross Profit:
Quarrying	43.1%	44.5%	35.1%	35.4%
Manufacturing	31.7%	29.2%	23.1%	22.2%
Retailing	61.0%	63.1%	55.4%	58.1%
Cemeteries	35.8%	35.8%	38.1%	32.1%

Total gross profit	49.3%	50.1%	41.3%	41.9%

Selling, general & administrative expenses
Quarrying	11.7%	11.9%	13.7%	14.2%
Manufacturing	15.6%	18.6%	18.3%	22.1%
Retailing	41.8%	37.2%	58.5%	53.7%
Cemeteries	33.5%	21.4%	33.6%	24.3%

Total S G&A expenses	27.8%	26.5%	34.8%	34.0%

Divisional income from operations
Quarrying	31.4%	32.6%	21.3%	21.2%
Manufacturing	16.0%	10.6%	4.9%	0.1%
Retailing	19.2%	25.9%	(3.1)%	4.4%
Cemeteries	2.2%	14.3%	4.5%	7.8%

Total divisional income from operations	21.5%	23.5%	6.5%	7.8%

Unallocated corporate administrative expenses	4.1%	2.8%	5.8%	4.0%

Income from operations	17.5%	20.7%	0.7%	3.8%

Interest expense	0.6%	1.5%	0.9%	2.4%

Income before income taxes	16.8%	19.2%	(0.2)%	1.4%

Provision for income taxes	4.1%	6.1%	(0.1)%	0.5%

Net Income (loss) before cumulative effect of change in accounting principle	12.8%	13.1%	(0.1)%	0.9%

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Revenues for the quarter ended June 30, 2002 decreased 7.4% to $29.0 million from $31.3 million for the quarter ended June 30, 2001.

Quarrying revenues were $8.4 million for the quarter ended June 30, 2002 compared to $7.3 million for the quarter ended June 30, 2001. The increase was due to increased sales from the Salisbury Pink quarry and the Gardenia White quarry to international customers as well as lower sales to the Company's manufacturing division resulting in a decrease in inter-divisional eliminations. A significant portion of sales from the Gardenia White and Salisbury Pink quarries are to international customers whose buying patterns tend to fluctuate more than those of domestic customers, making period-to-period comparisons difficult.

Manufacturing revenues were $5.6 million for the quarter ended June 30, 2002 compared to $7.4 million for the quarter ended June 30, 2001. The decrease was due to the Company's sale of its Childs & Childs manufacturing facility ("Childs") and its Southern Mausoleums manufacturing facility ("SMI"), which were completed in October 2001, and the sale of the Company's Lawson manufacturing facility ("Lawson"), which was completed in January 2002, as well as a decrease in demand for the Company's industrial products due to a general downturn in the technology sector.

Retailing revenues were $14.0 million for the quarter ended June 30, 2002 compared to $15.8 million for the quarter ended June 30, 2001. The decrease is a result of insufficient order receipts from the Company's retail outlets required to maintain the prior period's level of revenue. The Company is focusing on increasing same store order receipts in order to improve backlogs and return revenues to the prior period levels.

Cemetery revenues were $1.0 million for the quarter ended June 30, 2002 compared to $0.9 million for the quarter ended June 30, 2001. The slight improvement is primarily from increased sales of lots and at-need markers which we believe resulted from increased sales staff.

Gross profit dollars for the quarter ended June 30, 2002 decreased 8.7% to $14.3 million from $15.7 million for the quarter ended June 30, 2001. Gross profit percentage decreased to 49.3% in the current period from 50.1% in the second quarter of 2001.

Quarrying gross profit was $3.6 million or 43.1% of revenue for the quarter ended June 30, 2002 compared to $3.2 million or 44.5% of revenue for the quarter ended June 30, 2001. The factors contributing to the increase in dollars were improved quarry yields at the American Black and Gardenia White quarries and a decrease in the gross profit transferred to the manufacturing division as a result of the lower sales to that division. These increases were partially offset by a decrease in gross margin in the Barre quarries as a result of lower quarry yields as well as higher operating expenses.

Manufacturing gross profit was $1.8 million or 31.7% of revenue for the quarter ended June 30, 2002 compared to $2.2 million or 29.2% of revenue for the quarter ended June 30, 2001. The decrease in dollars is attributable to the decrease in revenues for the manufacturing group described above. The increase in gross profit percentage at the Company's Barre manufacturing facility was a result of cost cutting measures, which more than offset a decrease in profitability in the industrial products business due to a general downturn in the technology sector.

Retailing gross profit was $8.6 million or 61.0% of revenue for the quarter ended June 30, 2002 compared to $10.0 million or 63.1% of revenue for the quarter ended June 30, 2001. This decrease was primarily attributable to a decrease in operational efficiencies associated with decreased sales as described above.

Cemetery gross profit was $350,000 or 35.8% of revenue for the quarter ended June 30, 2002 compared to $308,000 or 35.8% of revenue for the quarter ended June 30, 2001.

Selling, general and administrative expenses for the quarter ended June 30, 2002 increased 0.7% to $9.2 million from $9.1 million in the prior period. As a percentage of net sales, these expenses for the current quarter increased to 31.9% from 29.3%. The decrease in SG&A from the elimination of the operating expenses associated with the Company's sale of Childs and SMI, which were completed in 2001, the sale of Lawson, which was completed in January 2002 and the elimination of goodwill amortization expense associated with the adoption of SFAS 142, was more than offset by an increase in corporate administrative expenses related, in part,  to changes in the provision for deferred compensation expense.

As a result of adopting SFAS 142, the Company had no expense for the amortization of goodwill in the first quarter of 2002 compared to an expense of $277,000 in the quarter ending June 30, 2001.

Interest expense for the quarter ended June 30, 2002 decreased to $188,000 from $482,000 for the quarter ended June 30, 2001. This decrease was due to lower interest rates under the Company's credit facilities as well as a decrease in debt funded by cash from operations and the sales of SMI, Childs, Lawson and the Company's Royalty/Berkeley quarry ("Royalty") in October 2001.

Income tax expense for the three month period ended June 30, 2002 decreased $746,000 to $1.2 million (24% of earnings before income taxes) from $1.9 million (31.9% of earnings before income taxes) for the comparable period in 2001. The change in effective tax rate was primarily due to the impact of eliminating the amortization expense for the non-deductible goodwill that was written-off as a result of the adoption of SFAS 142 as well as the expectation that the Company will be able to benefit in 2002 from some of the state tax loss carry-forwards in its retail group.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Revenues for the six months ended June 30, 2002 decreased 7.8% to $41.1 million from $44.6 million for the six months ended June 30, 2001.

Quarrying revenues were $12.6 million for the six months ended June 30, 2002 compared to $11.8 million for the six months ended June 30, 2001. The increase was due to increased sales from the Gardenia White quarry to international customers, an increase in sales from the American Black quarry due to improved production, as well as lower sales to the Company's manufacturing division resulting in a decrease in inter-divisional eliminations. These increases were offset by a decrease in sales from the Salisbury quarry. A significant portion of sales from the Gardenia White and Salisbury quarries are to international customers whose buying patterns tend to fluctuate more than those of domestic customers, making period-to-period comparisons difficult.

Manufacturing revenues were $9.0 million for the six months ended June 30, 2002 compared to $11.5 million for the six months ended June 30, 2001. The decrease was due to the Company's sales of Childs and SMI, which were completed in 2001, and the sale of Lawson, which was completed in January 2002, as well as a decrease in demand for the Company's industrial products that are sold to the technology industry due to a general downturn in that business sector.

Retailing revenues were $17.6 million for the six months ended June 30, 2002 compared to $19.7 million for the six months ended June 30, 2001. The decrease is a result of insufficient order receipts from the Company's retail outlets required to maintain the prior period's level of revenue.

Cemetery revenues were $2.0 million for the six months ended June 30, 2002 compared to $1.6 million for the six months ended June 30, 2001. The improvement is primarily from increased sales of cemetery lots and at-need grave markers.

Gross profit dollars for the six months ended June 30, 2002 decreased 9.1% to $17.0 million from $18.7 million for the six months ended June 30, 2001. Gross profit percentage decreased to 41.3% in the current period from 41.9% in the first six months of 2001.

Quarrying gross profit was $4.4 million or 35.1% of revenue for the six months ended June 30, 2002 compared to $4.2 million or 35.4% of revenue for the six months ended June 30, 2001. The factors contributing to the increase were improved quarry yields at the American Black and Gardenia White quarries and a decrease in the gross profit transferred to the manufacturing division as a result of the lower sales to that division. These increases were partially offset by a decrease in gross margin in the Barre quarries as a result of lower than expected yields as well as higher operating expenses.

Manufacturing gross profit was $2.1 million or 23.1% of revenue for the six months ended June 30, 2002 compared to $2.6 or 22.2% of revenue for the six months ended June 30, 2001. The decrease in dollars is attributable to the decrease in revenues for the manufacturing group as described above. The increase in gross profit percentage at the Company's Barre manufacturing facility was a result of cost cutting measures, which more than offset a decrease in gross margin percentage in the industrial products business due to a general downturn in the technology sector.

Retailing gross profit was $9.7 million or 55.4% of revenue for the six months ended June 30, 2002 compared to $11.5 million or 58.1% of revenue for the six months ended June 30, 2001. This decrease was primarily attributable to a decrease in operational efficiencies associated with decreased sales as described above.

Cemetery gross profit was $756,000 or 38.1% of revenue for the six months ended June 30, 2002 compared to $507,000 or 32.1% of revenue for the six months ended June 30, 2001. The increase is attributable to increased revenues and improved operating efficiencies.

Selling, general and administrative expenses for the six months ended June 30, 2002 decreased 1.7% to $16.7 million from $17.0 million in the first half of 2001. As a percentage of net sales, these expenses for the six-month period increased to 40.6% from 38.0%. The decrease in SG&A from the elimination of the operating expenses associated with the Company's sales of Childs and SMI, which were completed in 2001, the sale of Lawson, which was completed in January 2002 and the elimination of goodwill amortization expense associated with the adoption of SFAS 142 were somewhat offset by an increase in corporate administrative expenses related to additional auditing and tax expense and changes in the provision for deferred compensation expense.

As a result of adopting SFAS 142 the Company had no expense for the amortization of goodwill in the six-month period ending June 30, 2002 compared to an expense of $454,000 in the six-month period ending June 30, 2001.

Interest expense for the six months ended June 30, 2002 decreased to $362,000 from $1.1 million for the six months ended June 30, 2001. This decrease was due to lower interest rates under the Company's credit facilities as well as a decrease in debt funded by cash from operations and the sales of SMI, Childs, Lawson and the sale of the Company's Royalty/Berkeley quarry  ("Royalty") in October 2001.

Income tax expense for the six months ended June 30, 2002 decreased $234,000 to a benefit of $19,000 (27% of loss before income taxes) from an expense of $215,000 (35% of earnings before income taxes) for the corresponding period  in 2001. The change in effective tax rate was primarily due the impact of eliminating the amortization expense for the non-deductible goodwill that was written-off as a result of the adoption of SFAS 142 as well as the expectation that the Company will be able to benefit in 2002 from some of the state tax loss carry-forwards in its retail group.

Liquidity and Capital Resources

Liquidity. The Company considers its liquidity to be adequate to meet its long and short-term cash requirements. Historically the Company has met these requirements primarily from cash generated by operating activities and periodic borrowings under commercial credit facilities described below.

Cash Flow. For the six months ending June 30, 2002, net cash provided by operating activities was $2.1 million compared to $3.6 million for the six months ending June 30, 2001. Net income, adjusted for non-cash items, including the cumulative effect of a change in accounting principle net of tax effects, was $1.6 million in the six-month period ended June 30, 2002 compared to $2.9 million in the corresponding period of 2001. Changes in working capital and other assets and liabilities provided cash of $527,000 in the six-month period ended June 30, 2002 compared to $648,000 in the corresponding period of 2001. Net cash provided by investing activities was $12,000 in the six-month period ended June 30, 2002 as a result of capital purchases offsetting the cash received from the sale of the Lawson facility, compared to $8.8 million used in investing activities in the corresponding period of 2001 as a result of the purchase of cemeteries as well as capital purchases. Net cash used in financing activities in the six-month period ended June 30, 2002 was $3.3 million compared to $2.3 million provided by financing activities in the corresponding period of 2001. The cash used in financing activities in the first half of 2002 consisted almost entirely of $2.0 million principal payments on long-term debt funded primarily from the sale of assets, compared to $330,000 in such principal payments in the first half of 2001, and $1.6 million in principal payments on the Company's revolving debt facility, compared to $2.1 million in such principal payments in the first half of 2002.

Capital Resources. The Company has a credit facility with the CIT Group/Business Credit ("CIT"). The facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable and inventory. As of June 30, 2002, the Company had $12.5 million outstanding and $17.5 million available under the term loan line of credit and $2.4 million outstanding and $17.6 million available under the revolving credit facility. The Company has a multi-tiered interest rate structure on its outstanding debt with CIT. As of June 30, 2002, the interest rate structure was as follows:

	Amount	Formula	Effective Rate

Revolving Credit Facility	$2.4 million	LIBOR + 1.75%	3.62%

Term Loans	12.5 million	LIBOR + 1.75%	3.65%

As of June 30, 2002, the Company also had $2.4 million available and $0 outstanding under a demand revolving line of credit with the Royal Bank of Canada.

Both the term loan and the revolving credit facility described above expire in December 2002. The Company has signed a term sheet with CIT outlining the terms and structure of a new credit facility with principally the same structure as the current facility and expects to close on the new facility by the end of the 3rd quarter or the beginning of the 4th quarter of 2002.

The Company had no material commitments for capital expenditures as of June 30, 2002. The Company's primary need for capital will be to maintain and improve its manufacturing, quarrying and retail facilities and to finance acquisitions and new store openings as part of its retail growth strategy. The Company has approximately $4.0 million budgeted for capital expenditures in 2002. The Company believes that the combination of cash flow from operations, its existing credit facilities, and/or its new credit facility will be sufficient to fund its operations for at least the next twelve months.

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

Risk Factors That May Affect Future Results

The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or which are currently deemed immaterial may also impair our business, financial condition and results of operations. If any of these risks actually occur, our business, financial condition and results of operations could be materially adversely affected.

Our continued growth depends, at least in part, on acquisitions, which involve numerous risks that could negatively affect our earnings and financial condition.

Our ability to continue to grow depends in part upon the acquisition of additional companies. We cannot assure you that we will identify suitable acquisition candidates, or that we will be able to consummate transactions on acceptable terms. Further, even if we successfully acquire additional companies, we cannot assure you that we will be able to successfully integrate the operations of such companies with our own. We intend to finance acquisitions through a combination of available cash resources, bank borrowings, and, in appropriate circumstances, the issuance of equity and/or debt securities. Acquiring additional companies will have a significant effect on our financial position, and could cause substantial fluctuations in our quarterly and yearly operating results. Also, acquisitions may result in the recording of significant goodwill and intangible assets on the Company's financial statements, the amortization or write-off of which would reduce reported earnings in subsequent years.

Opening new stores is a component of our growth strategy and entails uncertainties and risks that could adversely affect our profitability.

Our ability to continue to grow our retail business will depend in part upon our ability to open new retail stores in selected locations. Our success in opening new retail stores will depend on our ability to identify suitable locations for opening new retail stores on acceptable terms, our ability to attract and retain competent management and sales personnel, and our ability to form strategic alliances and relationships with local funeral homes, cemeteries and other death care professionals. Further, it is unlikely that new retail stores will generate significant profits in the early stages, and many new stores will lose money for the first few years of operation. Accordingly, opening new retail stores may adversely affect our business or profitability.

If we are unable to maintain our relationships with independent retailers, our sales may not continue to grow and could decline.

We have historically sold our granite memorials to consumers through independent retailers. Over the past four years, we have acquired over 25 retailers with approximately 100 retail outlets in 14 states. However, we are still dependent in part on our independent retailers for the successful distribution of our products to the ultimate customer. We have no control over the independent retailers' operations, including such matters as retail price, advertising and marketing. Three important components of our growth strategy are to continue to acquire retailers, open new retail stores in selected markets and pursue strategic alliances with funeral homes, cemetery owners, and other death care professionals. Although we have taken steps to reduce conflicts between our owned retail stores and our independent retailers, the continued implementation of these elements of our strategy may be construed by some of our existing independent retailers as an effort to compete with them, which could adversely affect their relationship with us and cause them to decrease or cease their purchases of our products. In addition, the granite memorial retail industry is characterized by significant barriers to entry created by local heritage, community presence and tradition. Consequently, we may experience difficulty replacing a retailer or entering the retail market itself in the event of a loss of an independent retailer. We cannot assure you  that we will be able to maintain our existing relationships or establish new relationships with independent retailers. Disruption in our relationships with independent retailers could impede our sales growth or cause sales to decline, which would adversely affect our business and financial results.

If we lose our key personnel, or are unable to attract and retain additional qualified personnel, our business could suffer.

Our operations and the implementation of our operating and growth strategies, such as integration of acquisitions and the opening of new retail stores, are management intensive. We are substantially dependent upon the abilities and continued efforts of Kurt M. Swenson, our Chairman, President and Chief Executive Officer, and other senior management. Our business is also dependent on our ability to continue to attract and retain a highly skilled retail, quarrying and manufacturing workforce, including sales managers and counselors, stone cutters, sand blasters, sculptors and other skilled artisans. The loss of the services of Mr. Swenson, other members of the Company's senior management or other highly skilled personnel could adversely affect our business and operating results.

We face intense competition and, if we are unable to compete successfully, we may be unable to increase our sales, which would adversely affect our business and profitability.

The dimension granite and natural stone industries are highly competitive. In addition to competition from other natural stones, artificial stone products, and other solid surface materials such as concrete and glass, we compete with other granite quarriers in the sale of granite blocks on the basis of price, color, quality, geographic proximity, service, design availability and availability of supply. All of our colors of granite are subject to competition from granite blocks of similar color supplied by quarriers located throughout the world. Our quarrying competitors include both domestic and international companies, some of which may have greater financial, technical, manufacturing, marketing and other resources than we have.

There are approximately 140 manufacturers of granite memorials in North America. There are also manufacturers of granite memorials in India, South Africa, China and Portugal and other countries who sell finished memorials in North America. We compete with other manufacturers based upon price, color, breadth of product line and design availability, as well as production capabilities and delivery options. Our manufacturing competitors include both domestic and international companies, some of which may have greater financial, technical, manufacturing, marketing and other resources than we have. Additionally, our foreign competitors may have access to lower cost labor and better commercial deposits of memorial grade granite, and may be subject to less restrictive regulatory requirements.

The competition for retail sales of granite memorials is also intense and is based on price, color, quality, service, design availability and breadth of product line. Competitors include funeral home and cemetery owners, including consolidators, which have greater financial resources than Rock of Ages, as well as approximately 3,000 independent retailers of granite memorials located outside of cemeteries and funeral homes.

We cannot assure you that domestic or foreign competition will not adversely impact our business.

Sales of our products are seasonal and may cause our quarterly operating results to fluctuate.

 Historically, our operations have experienced certain seasonal patterns. Generally, our net sales are highest in the third quarter and lowest in the first quarter of each year due primarily to weather. Cemeteries in northern regions generally do not accept granite memorials during winter months when the ground is frozen because they cannot be properly set. We typically close certain of our Vermont and Canadian quarries during these months because of increased operating costs attributable to weather conditions. We have historically incurred an aggregate net loss during the first six months of each calendar year. Our operating results may vary materially from quarter to quarter due to, among other things, acquisitions, changes in product mix and limitations on the timing of price increases, making quarterly year-to-year comparisons less meaningful.

The increasing trend toward cremation, and potential declines in memorialization for other reasons, may result in decreased sales of our products.

 There is an increasing trend toward cremation in the United States. According to the Cremation Association of North America, or CANA, cremation was used in approximately 25% of the deaths in the United States in 2000, compared to approximately 17% in 1990, and CANA expects this rate to rise to approximately 40% by 2010. While we continue to believe that most families will choose to memorialize their loved-ones, regardless of whether they choose cremation over a traditional burial, to the extent increases in cremation rates result in decreases in memorialization rates, this decrease will result in a decline in our memorial sales, which would adversely affect our business and results of operations.

Our business is also subject to the risk that memorialization rates may decline over time for other reasons. Certain cemeteries have in the past and may in the future limit the use of granite memorials as a memorilization option. To the extent that general memorialization rates or the willingness of cemeteries to accept granite memorials declines, this decline could  adversely affect our business.

Our business is subject to a number of operating risks that are difficult to predict and manage.

 Our quarry and manufacturing operations are subject to numerous risks and hazards inherent in those industries, including among others, unanticipated surface or underground conditions, varying memorial grade granite recovery rates due to natural cracks and other imperfections in granite quarries, equipment failures, accidents and worker injuries, labor issues, weather conditions and events, unanticipated transportation costs and price fluctuations. As a result, actual costs and expenditures, production quantities and delivery dates, as well as revenues, may differ materially from those anticipated, which could adversely affect our operating results.

 Our international operations may expose us to a number of risks related to conducting business in foreign countries.

 We derived approximately 23% of our revenues in fiscal 2001 from sales outside the United States, with approximately 9% of revenues in fiscal 2001 from sales in Canada by the Company's Canadian subsidiaries. In prior years such percentage represented by international sales has been higher. Foreign sales are subject to numerous risks, including currency conversion risks, limitations (including taxes) on the reparation of earnings, slower and more difficult accounts receivable collection and greater complication and expense in complying with foreign laws.

Sales of our ancillary products are cyclical, which may adversely affect our operating results.

 The markets for our industrial precision products, which include machine base and surface plates that are utilized in the automotive, aeronautic, computer, machine tool, optical, precision grinding and inspection industries, and granite press rolls used in the manufacture of paper, are subject to substantial cyclical variations. Accordingly, sales of these products may decline significantly upon a downturn in, or as a result of uncertainties regarding future economic conditions that generally affect, such industries. We cannot assure you that changes in the industries to which we sell our precision products will not adversely affect our operating results.

Existing stockholders are able to exercise significant control over us.

 Kurt M. Swenson and his brother, Kevin C. Swenson, collectively have 62% of the total voting power of all outstanding shares of our common stock, and will therefore be in a position to control the outcome of most corporate actions requiring stockholder approval, including the election of directors and the approval of transactions involving a change in control of Rock of Ages.

We may incur substantial costs to comply with government regulations.

 Our quarry and manufacturing operations are subject to substantial regulation by federal and state governmental statutes and agencies, including the federal Occupational Safety and Health Act, the Mine Safety and Health Administration and similar state and Canadian authorities. Our operations are also subject to extensive laws, and regulations administered by the United States Environmental Protection Agency and similar state and Canadian authorities, for the protection of the environment, including but not limited to those relating to air and water quality, solid and hazardous waste handling and disposal. These laws and regulations may require parties to fund remedial action or to pay damages regardless of fault. Environmental laws and regulations may also impose liability with respect to divested or terminated operations even if the operations were divested or terminated many years ago. In addition, current and future environmental or occupational health and safety laws, regulations or regulatory interpretations may require significant expenditures for compliance, which could require us to modify or curtail our operations. We cannot predict the effect of such laws, regulations or regulatory interpretations on our business, financial condition or results of operations. While we expect to be able to continue to comply with existing environmental and occupational health and safety laws and regulations, any material non-compliance could adversely affect our business and results of operations.

Provisions of our corporate organizational documents and Delaware law could delay or prevent a change in control of the Company, even if if would be beneficial to our stockholders.

Provisions contained in our Certificate of Incorporation and By-laws may have the effect of discouraging, delaying or preventing a change in control or unsolicited acquisition proposals that a stockholder might consider favorable. Certain of these provisions:

  grant ten votes per share to each share of Class B Common Stock;
  divide the Board of Directors into three classes, each of which will have a different three-year term;
  provide that the stockholders may remove directors from office only for cause and by a supermajority vote;
  provide that special meetings of the stockholders may be called only by the Board of Directors or certain Company officers and not by stockholders;
  establish certain advance notice procedures for nomination of candidates for election as directors and for stockholder proposals to be considered at annual stockholders' meetings;
  authorize the issuance of preferred stock. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could materially adversely affect the voting power or other rights of, or be dilutive to, the holders of our Common Stock.

Certain of these provisions may have the effect of discouraging, delaying or preventing a change in control or unsolicited acquisition proposals. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit or delay large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us.

 Dividends

 We currently pay no dividends, intend to retain sufficient liquidity for the continued development of our business and currently do not intend to pay cash dividends on the Common Stock in the foreseeable future, until and unless the Board of Directors determines otherwise.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to legal proceedings that arise from time to time in the ordinary course of its business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company. In addition, the Company is involved in the arbitration proceeding described below.

Granite Stone Business International S.a.r.l. (f/k/a Eurimex SA) (Luxemburg) vs Rock of Ages Corporation (USA) ICC Arbitration 11502/KGA/MS. On April 18, 2001 the Company received a Request for Arbitration ("Request") from its former distributor outside the United States, Eurimex S. A. (now known as Granite Stone Business International), in connection with the termination by the Company of the distribution agreement for the Company's Salisbury Pink granite. Eurimex has also claimed damages in connection with a distribution agreement for the Company's Bethel White granite, which agreement expired by its terms in 1998. Pursuant to those agreements, the arbitration will take place under the International Chamber of Commerce rules and is to be held in Luxemburg.

The Request includes claims by Eurimex that the Company wrongfully terminated the Salisbury Pink and Bethel White agreements. The Request also alleges that the Company violated antitrust laws under the European Community Treaty and United States antitrust laws. Eurimex has alleged that it has suffered damages in excess of $30 million, and will seek to have  damages trebled under U.S. antitrust laws.

The Company denies all of Eurimex's allegations and further states that it believes that Eurimex has engaged in improper or unlawful practices in the sale of the Company's products. The Company has answered Eurimex's Request and has brought certain counterclaims against Eurimex, including a claim for frivolous action. A preliminary scheduling conference was held on October 2, 2001 and both arbitral and subject matter jurisdictional issues were briefed. A second hearing on further procedural issues and jurisdiction was held on March 13, 2002. On July 1, 2002, the arbitral tribunal rendered a decision on the arbitral jurisdictional issues and found that it has arbitral jurisdiction over all of the claims brought by Eurimex. The tribunal deferred ruling on whether it has subject matter jurisdiction over the claimant's U.S. antitrust law claims. The tribunal has also set a tentative procedural schedule for the arbitration. At the present time, the Company believes that a hearing on the merits of the dispute will be held in the second or third quarter of fiscal 2003.

The Company denies liability and will continue to vigorously defend the claims made by Eurimex. However, if the arbitral tribunal were to decide in favor of Eurimex, and award substantial damages, the Company's business and financial condition would likely be materially adversely affected.

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

 Item 4:  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on June 18, 2002 (the "Annual Meeting"), to elect three Class II directors and to ratify the selection of KPMG LLP as the Company's independent auditors for the 2002 fiscal year.

Each of George R. Anderson, John L. Forney and Frederick E. Webster Jr. was elected to serve as a Class II director for a three year term expiring at the annual meeting of stockholders in 2005 and until their successors are duly elected and qualified. Each of Jon M. Gregory, Richard C. Kimball and Kurt M. Swenson continue to serve as Class III directors for a term expiring at the annual meeting of stock holders in 2003 and until their successors are duly elected and qualified. Each of James L. Fox, Douglas M. Schair and Charles M. Waite continue to serve as Class I directors for a term expiring at the annual meeting of stockholders in 2004 and until their successors are duly elected and qualified. John L. Forney resigned as a director on July 31, 2002.

The following table sets forth the number of votes cast for, against or withheld, as well as the number of abstentions, as to the election of each of George R. Anderson, John L. Forney and Frederick E. Webster Jr. and the ratification of the selection of KPMG LLP as the Company's independent auditors for the 2002 fiscal year.

	Votes For	Votes Against/ Votes Withheld	Abstentions

Election of
George R. Anderson	32,762,754	164,175	—
John L. Forney	32,762,754	164,175	—
Frederick E. Webster Jr.	32,772,754	164,175	—

KPMG LLP	32,919,616	3,750	3,563

 Item 5.  Exhibits and Reports on Form 8-K

(a)	Exhibits

	Number	Exhibits

3.1

Amended and Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997.

3.2

Amended and Restated By-Laws of the Registrant (as amended through April 6, 1999) incorporated by referenced to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31,1999.

	4.	Specimen Certificate representing the Class A Common Stock (incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997and declared effective on October 20, 1997).

	10.1	Separation Agreement and General release between the Company and John L. Forney dated July 23, 2002.

	99	Certification of the CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports Submitted on Form 8-K:

The Registrant did not file any reports on Form 8-K during the quarterly period ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ROCK OF AGES CORPORATION

Dated: August 14, 2002	By: /s/ Douglas S. Goldsmith
Douglas S. Goldsmith
Vice President, Chief Financial Officer
and Treasurer

Exhibit Index

Number	Exhibits

3.1

Amended and Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997.

3.2

Amended and Restated By-Laws of the Registrant (as amended through April 6, 1999) incorporated by referenced to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31,1999.

4.	Specimen Certificate representing the Class A Common Stock (incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997and declared effective on October 20, 1997).

10.1	Separation Agreement and General release between the Company and John L. Forney dated July 23, 2002.

99	Certification of the CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.