Form 10-Q
period 2002-09-30
ROCK OF AGES CORP
filed 2002-11-14
CIK 84581

Click here to go to the Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of October 31, 2002, 5,013,236 shares of Class A Common Stock, par value $0.01 per share, and 2,756,395 shares of Class B Common Stock, par value $0.01 per share, of Rock of Ages Corporation were outstanding.

ROCK OF AGES CORPORATION

INDEX

 Form 10-Q for the Quarterly Period
Ended  September 30, 2002

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (including exhibits and information incorporated by reference herein) contains certain "forward-looking" statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), including but not limited to those that discuss strategies, goals, outlook or other non-historical matters, or projected or anticipated revenues, income, returns or other financial measures. These forward-looking statements are subject to numerous risks and uncertainties that may cause actual results to differ materially from those contained in or indicated by such statements, including but not limited to the ability of the Company to continue to identify suitable acquisition candidates, to consummate additional retail acquisitions on acceptable terms and to successfully integrate the operations of such acquired entities, to successfully open new retail stores, demand for the Company's products, as well as general economic, competitive, key employee and other factors described in this report or other filings with the Securities and Exchange Commission. See "Risk Factors That May Affect Future Results" under Item 2 below. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements

ROCK OF AGES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands)

	September 30,	December 31,
	2002	2001
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$3,156	$3,435
Trade receivables, net	18,195	16,119
Inventories	23,416	22,680
Prepaid & refundable income taxes	77	13
Due from affiliate	222	103
Deferred tax assets	694	694
Assets held for sale	—	2,546
Other current assets	4,857	4,104

Total current assets	50,617	49,694

Property, plant and equipment, net	43,633	43,143
Cash surrender value of life insurance, net	749	811
Goodwill, net	—	33,782
Other intangible assets, net	617	761
Due from affiliates	123	129
Deferred tax assets	6,365	873
Intangible pension asset	222	222
Prearranged receivables	15,059	15,388
Receivables due beyond one year	1,073	1,657
Cemetery property	6,043	5,998
Other	1,447	1,335

Total assets	$125,948	$153,793

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under lines of credit	$1,618	$3,970
Current installments of long-term debt	213	14,671
Current installments of deferred compensation	279	279
Trade payables	2,112	1,946
Accrued expenses	5,821	5,323
Customer deposits	10,187	6,711

Total current liabilities	20,230	32,900

Long-term debt, excluding current installments	12,822	323
Deferred compensation	4,379	4,070
Prearranged deferred revenue	23,276	24,224
Accrued pension cost	391	391
Accrued postretirement benefit costs	779	779
Other	1,302	1,436

Total liabilities	63,179	64,123

Commitments
Stockholders' equity:
Preferred stock - $.01 par value;
2,500,000 shares authorized
No shares issued or outstanding
Common Stock - Class A, $.01 par value;
30,000,000 shares authorized
5,095,036 and 5,014,408 shares issued,
5,013,236 and 5,014,408 outstanding	51	50
Common Stock - Class B, $.01 par value;
15,000,000 shares authorized
2,756,395 and 2,787,021 shares issued and outstanding	28	28
Additional paid-in capital	69,328	69,067
Retained earnings (accumulated deficit)	(5,404)	21,473
Accumulated other comprehensive loss	(886)	(948)
Treasury Stock - at cost - 81,800 of Class A	(348)	—

Total stockholders' equity	62,769	89,670

Total liabilities and stockholders' equity	$125,948	$153,793

**SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ROCK OF AGES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands except per share data)
(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net Revenues:
Quarrying	$8,243	$6,692	$20,879	$18,468
Manufacturing	5,342	6,053	14,314	17,583
Retailing	9,369	11,221	26,922	30,949
Cemeteries	1,253	756	3,240	2,337

Total net revenues	24,207	24,722	65,355	69,337

Gross Profit:
Quarrying	4,026	3,357	8,457	7,524
Manufacturing	1,706	1,530	3,783	4,085
Retailing	5,194	6,682	14,912	18,137
Cemeteries	653	144	1,409	652

Total gross profit	11,579	11,713	28,561	30,398

Selling, general and administrative expenses	9,196	9,172	25,886	25,948
Loss on disposal of assets	—	2,363	—	2,561

Income from operations	2,383	178	2,675	1,889

Interest expense	175	396	537	1,486

Income (loss) before provision for income taxes	2,208	(218)	2,138	403

Income tax expense	604	815	585	1,029
Net income (loss) before cumulative effect of change in accounting principle	1,604	(1,033)	1,553	(626)
Cumulative effect of change in accounting principle, net of tax effect of $5,352 (Note 2)	—	—	(28,430)	—

Net income (loss)	$1,604	$(1,033)	$(26,877)	$(626)

Net income (loss) per share - basic :
Net income (loss) before cumulative effect of change in accounting principle	$0.20	$(0.14)	$0.20	$(0.08)
Cumulative effect of change in accounting principle	$—	$—	$(3.62)	$—

Net income (loss) per share	$0.20	$(0.14)	$(3.42)	$(0.08)

Net income (loss) per share - diluted:
Net income (loss) before cumulative effect of change in accounting principle	$0.20	$(0.14)	$0.20	$(0.08)
Cumulative effect of change in accounting principle	$—	$—	$(3.60)	$—

Net income (loss) per share	$0.20	$(0.14)	$(3.40)	$(0.08)

Weighted average number of common shares outstanding - basic	7,862	7,603	7,856	7,575
Weighted average number of common shares outstanding - diluted	7,862	7,603	7,899	7,575

**SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$(26,877)	$(626)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill Impairment	33,782	—
Depreciation, depletion and amortization	2,605	3,713
Loss on disposal of assets	—	2,561
Loss on sale of fixed assets	—	268
Cash surrender value of life insurance	62	534
Deferred taxes	(5,492)	—
Changes in assets and liabilities:
(Increase) in trade receivables	(2,076)	(1,161)
Decrease in prearranged receivables	329	129
(Increase) in due from related parties	(113)	(179)
(Increase) in inventories	(736)	(866)
Decrease in receivables due beyond one year	584	—
(Increase) in cemetery property	(45)	—
(Increase) decrease in other assets	(615)	181
Increase in trade payables, accrued expenses and income taxes payable	600	1,262
Increase in customer deposits	3,476	1,559
Increase in deferred compensation	309	—
(Decrease) in prearranged deferred revenue	(948)	(699)
Increase (decrease) in other liabilities	(134)	896

Net cash provided by operating activities	4,711	7,572

Cash flows from (used in) investing activities:
Purchases of property, plant and equipment	(2,933)	(2,679)
Increase in intangibles	—	(1)
Proceeds from sale of assets	2,296	—
Acquisitions, net of cash acquired (1)	—	(7,031)

Net cash (used in) investing activities	(637)	(9,711)

Cash flows from (used in) financing activities:
Net (repayments) under lines of credit	(2,352)	(4,741)
Net stock transactions	(86)	509
Principal payments on long-term debt	(1,959)	(918)

Net cash (used in) financing activities	(4,397)	(5,150)

Effect of exchange rate changes on cash	44	(235)

Net decrease in cash and cash equivalents	(279)	(7,524)

Cash and cash equivalents, beginning of period	3,435	9,501

Cash and cash equivalents, end of period	$3,156	$1,977

Supplemental cash flow information:
Cash paid during the period for:
Interest	$537	$1,486
Income Taxes	$940	$366

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

Conditions that contributed to the goodwill impairment in the retail division were an underestimation of the amount of time required to fully integrate the branding strategy throughout the retail network and the difficulty in increasing profitability in the timeframe expected and to the extent anticipated prior to acquisition.

Conditions that contributed to the goodwill impairment in the cemeteries division were lower than expected revenues and greater selling and administrative costs, which the Company believes are, to some extent, temporary but are significant enough to affect the fair value determination.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

	($ in thousands)
	Retail	Cemetery
	Segment	Segment	Total

Balance as of December 31, 2001	$32,542	$1,239	$33,782
Impairment Losses	(32,542)	(1,239)	(33,782)

Balance as of September 30, 2002	$—	$—	$—

Other intangible assets amounted to $617,000 (net of accumulated amortization of $491,000) and $761,000 (net of accumulated amortization of $347,000) at September 30, 2002 and December 31, 2001, respectively. These intangible assets primarily consist of non-compete agreements entered into in connection with business combinations and are amortized over the term of the agreements, principally five years. There are no expected residual values related to these intangible assets. Amortization expense for the nine months ending September 30, 2002 was $144,000. Estimated fiscal year amortization expense is as follows:

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

	($ in thousands except per share data)		($ in thousands except per share data
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Operating Income
Income from operations	$2,383	$178	$2,675	$1,889
Add back: Goodwill amortization	—	277	—	831

Adjusted operating income	$2,383	$455	$2,675	$2,720

Earnings Before Cumulative Effect of Change in Accounting Principle
Net income (loss) before cumulative effect of change in accounting principle	$1,604	$(1,033)	$1,553	(626)
Add back: goodwill amortization net of tax effect	—	227	—	681

Adjusted earnings before change in accounting principle	$1,604	$(806)	$1,553	$55

Net Income (Loss)
Reported Net Income (Loss)	$1,604	$(1,033)	$(26,877)	$(626)
Add back: goodwill amortization net of tax effect	—	227	—	681
Cumulative effect of change in accounting principle net of tax effect	—	—	28,430	—

Adjusted Net Income (Loss)	$1,604	$(806)	$1,553	$55

Basic Earnings Per Share
Reported Net Income (Loss)	$0.20	$(0.14)	$(3.42)	$(0.08)
Goodwill amortization net of tax effect	—	0.03	—	0.09
Cumulative effect of change in accounting principle net of tax effect	—	—	3.62	—

Adjusted Net Income (Loss)	$0.20	$(0.11)	$0.20	$0.01

Diluted Earnings Per Share
Reported Net Income (Loss)	$0.20	$(0.14)	$(3.40)	$(0.08)
Goodwill amortization net of tax effect	—	0.03	—	0.09
Cumulative effect of change in accounting principle net of tax effect	—	—	3.60	—

Adjusted Net Income (Loss)	$0.20	$(0.11)	$0.20	$0.01

(3)  Inventories

	($ in thousands)
Inventories consist of the following:	September 30,	December 31,
	2002	2001
	(Unaudited)

Raw materials	$9,313	$9,950
Work-in-process	1,865	1,536
Finished goods and supplies	12,238	11,194

	$23,416	$22,680

 (4)  Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for net income for the three and nine month periods ended September 30, 2002 and 2001:

	(in thousands except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Numerator:
Income available to common shareholders used in basic and diluted earnings per share	$1,604	$(1,033)	$(26,877)	$(626)

Denominator:
Denominator for basic earnings per share:
Weighted average shares	7,862	7,603	7,856	7,575
Effect of dilutive securities:
Stock options	—	—	43	—

Denominator for diluted earnings per share:
Adjusted weighted average shares	7,862	7,603	7,899	7,575

Basic earnings per share	$0.20	$(0.14)	$(3.42)	$(0.08)

Diluted earnings per share	$0.20	$(0.14)	$(3.40)	$(0.08)

Options to purchase 534,165 shares of Class A common stock ranging from $4.94 to $12.38 were outstanding at September 30, 2002, but were not included in the computation of diluted EPS for the three months ended September 30, 2002 because the options' exercise price was greater than the average market price of the common shares.

Options to purchase 35,000 shares of Class A common stock ranging from $12.375 to $18.50 per share were outstanding in 2001, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

For the three and nine months ended September 30, 2001, stock options for shares of common stock totaling 66,000 and 76,000 respectively, were outstanding and were not included in the calculation of diluted earnings per share as the effect would be anti-dilutive.

(5)  Segment Information

The Company is organized based on the products and services that it offers. Under this organizational structure, the Company operates in four segments: quarrying, manufacturing, retailing and cemeteries.

The quarrying segment extracts granite from the ground and sells it to both the manufacturing segment and to outside manufacturers, as well as other customers worldwide.

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

The following is the unaudited segment information for the three and nine month periods ended September 30, 2002 and 2001 ($ in thousands):

Three-month period:

					Corporate
2002	Quarrying	Manufacturing	Retailing	Cemeteries	Overhead	Total

Total net revenues	$8,659	$7,823	$9,369	$1,253	$—	$27,104
Inter-segment net revenues	416	2,481	—	—	—	2,897

Net revenues	8,243	5,342	9,369	1,253	—	24,207

Total gross profit	4,165	1,757	5,004	653	—	11,579
Inter-segment gross profit	139	51	(190)	—	—	—

Gross profit	4,026	1,706	5,194	653	—	11,579

Selling, general and administrative expenses	1,283	860	5,008	290	1,755	9,196

Income (loss) from operations	$2,743	$846	$186	$363	$(1,755)	$2,383

					Corporate
2001	Quarrying	Manufacturing	Retailing	Cemeteries	Overhead	Total

Total net revenues	$7,654	$8,329	$11,221	$756	$—	$27,960
Inter-segment net revenues	962	2,276	—	—	—	3,238

Net revenues	6,692	6,053	11,221	756	—	24,722

Total gross profit	3,754	1,463	6,352	144	—	11,713
Inter-segment gross profit	397	(67)	(330)	—	—	—

Gross profit	3,357	1,530	6,682	144	—	11,713

Selling, general and administrative expenses	1,162	1,185	5,666	350	809	9,172
Loss on disposal of assets	155	2,208	—	—	—	2,363

Income (loss) from operations	$2,040	$(1,863)	$1,016	$(206)	$(809)	$178

Nine-month period:

					Corporate
2002	Quarrying	Manufacturing	Retailing	Cemeteries	Overhead	Total

Total net revenues	$21,980	$20,135	$26,922	$3,240	$—	$72,277
Inter-segment net revenues	1,101	5,821	—	—	—	6,922

Net revenues	20,879	14,314	26,922	3,240	—	65,355

Total gross profit	8,785	3,784	14,583	1,409	—	28,561
Inter-segment gross profit	328	1	(329)	—	—	—

Gross profit	8,457	3,783	14,912	1,409	—	28,561

Selling, general and administrative expenses	3,017	2,498	15,277	957	4,137	25,886

Income (loss) from operations	$5,440	$1,285	$(365)	$452	$(4,137)	$2,675

					Corporate
2001	Quarrying	Manufacturing	Retailing	Cemeteries	Overhead	Total

Total net revenues	$20,683	$24,352	$30,949	$2,337	$—	$78,321
Inter-segment net revenues	2,215	6,769	—	—	—	8,984

Net revenues	18,468	17,583	30,949	2,337	—	69,337

Total gross profit	8,261	4,004	17,481	652	—	30,398
Inter-segment gross profit	737	(81)	(656)	—	—	—

Gross profit	7,524	4,085	18,137	652	—	30,398

Selling, general and administrative expenses	2,831	3,533	16,257	734	2,593	25,948
Loss on disposal of assets	155	2,406	—	—	—	2,561

Income (loss) from operations	$4,538	$(1,854)	$1,880	$(82)	$(2,593)	$1,889

Net revenues by geographic area are as follows:

	($ in thousands)		($ in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Net revenues (1):	2002	2001	2002	2001

United States	$21,607	$22,445	$58,876	$63,013
Canada	2,600	2,277	6,479	6,324

Total net revenues	$24,207	$24,722	$65,355	$69,337

(1)  Net revenues are attributed to countries based on where product is produced.

Long-lived assets by geographic area is as follows:

	($ in thousands)
	September 30,	December 31,
	2002	2001
Long-lived assets:	(Unaudited)

United States	$41,576	$41,203
Canada	2,057	1,940

	$43,633	$43,143

 (7)  Comprehensive Income

Comprehensive income is as follows:

	($ in thousands)		($ in thousands)
	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income (loss)	$1,604	$(1,033)	$(26,877)	$(626)
Cumulative translation adjustment	(288)	(281)	62	(344)

Comprehensive income (loss)	$1,316	$(1,314)	$(26,815)	$(970)

 Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Rock of Ages Corporation (the "Company") is an integrated quarrier, manufacturer, supplier and retailer of granite and products manufactured from granite. The Company also owns and operates cemeteries. The quarry division sells granite blocks both to the manufacturing division and to outside manufacturers, as well as to customers worldwide. The manufacturing division's principal product is granite memorials used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications. The retail division primarily sells granite memorials directly to consumers, both through owned retail memorial stores and through cemeteries owned by the Company. The cemetery division sells cemetery property and funeral and cemetery products and services both at the time of need and on a preneed basis. Including these cemeteries, the Company sells its memorials through approximately 100 owned retail outlets located in fourteen states.

Critical Accounting Policies

Critical accounting policies are as follows: Revenue recognition, impairment of long-lived assets and valuation of deferred income taxes.

Revenue Recognition

The Company records revenues from quarrying, manufacturing, retailing and cemeteries. The granite quarried by the Company is sold both to outside customers and used by the Company's manufacturing division. The Company records revenue and gross profit related to the sale of granite sold to an outside customer either when the granite is shipped or when the customer selects and identifies the blocks at the quarry site. The Company does not record a sale, nor does the Company record gross profit, at the time granite is transferred to the Company's manufacturing division. The Company records revenue and gross profit related to internally transferred granite only after the granite is manufactured into a finished product and sold to an outside customer. Manufacturing revenues related to outside customers are recorded when the finished product is shipped from Company facilities. Manufacturing revenues related to internally transferred finished products are recorded when ultimately sold at retail to an outside customer. Retailing revenues are recorded when the finished monument is placed in the cemetery. The Company records cemetery revenues as described below.

The quarry division recognizes revenue from sales of granite blocks when the granite is shipped or when the customer selects and identifies the blocks at the quarry site. At that time, the block is removed from the Company's inventory, the customer's name is printed on the block, the sale is invoiced and title and risk of ownership passes to the buyer. In many cases, granite blocks owned by customers remain on the Company's property for varying periods after title passes to the buyer. Payment terms are less 5% if paid within 30 days, except the December terms described below. Sales of the Company's blocks are FOB quarry and the Company retains the obligation to load customer's blocks on trucks. At its Barre, Vermont location, sales are FOB Barre, Vermont and the Company retains a delivery obligation using the Company's trucks for block customers in Barre. The customer may take delivery at any time determined by the customer, but all invoices must be paid in accordance with their terms when due whether or not the customer requests delivery.

The Company considers the earnings process substantially complete despite the Company's obligations to load the blocks, and, in the case of its Barre customers, to deliver the blocks, because the cost of delivery service is inconsequential (less than 3%) in relation to the selling price. Further, under industry terms of trade, title passes and the payment obligation is established when the block is identified to a particular customer and transaction. This revenue recognition policy has been in effect for fifteen years or more.

In December each year, the Company provides special 90-day payment terms at its Barre quarries for all blocks purchased in the month of December.  The reason for this is that the Barre quarries are generally closed from mid-December through mid-March because of weather.  However, the quarry customers' manufacturing plants remain open during most of this period, and most prefer to assure they own blocks of a size and quality selected by them prior to the quarries' closure.  All blocks purchased in December on deferred payment terms are invoiced on or about December 31 and removed from the Company's inventory with the title passing to the buyer. Payment terms are one-third of the invoice amount on January 15, one-third on February 15, and one-third on March 15. The program provides essentially the normal 30-day payment terms during the months when the quarry is closed notwithstanding the customer's purchase of a three-months supply in December. Customers need not use these terms and may buy from inventory during the closure period on a first-come, first-served basis with normal 30-day terms. This payment program has been in effect for fifteen years or more.

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

The cemetery division records revenues on its products and services primarily when the product is delivered or the service is performed. However, preneed sales of cemetery lots are recognized as revenue when 20% of the total purchase price of the lot has been received from the customer. The cemetery division's revenue from preneed sales of cemetery services and merchandise is deferred until the period in which the services or merchandise is delivered. On the balance sheet, the full contract amount is included in prearranged deferred revenue, a liability. The corresponding receivable due from the customer is reflected in prearranged receivables, an asset, and the corresponding cash received from the customer is reflected part in prearranged receivables (for the portion placed in trust) and part in cash (for the portion the Company is allowed to retain). When the services or merchandise is delivered, the Company recognizes as revenue the full contract amount plus all trust earnings associated with that contract. The Company cannot predict when the existing contracts will mature but it is estimated that most contracts will have an average life of ten to fifteen years and in some cases greater than fifteen years. The amount of prearranged deferred revenue was $23 million and $24 million at September 30, 2002 and December 31, 2001, respectively.

Impairment of Long-Lived Assets

The Company's long-lived assets consist primarily of intangible assets and property and equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business, a significant decrease in the benefits realized from the business, difficulty and delays in integrating the business or a significant change in the operations of the business.

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

Conditions that contributed to the goodwill impairment in Retail were an underestimation of the amount of time required to fully integrate the branding strategy through the retail network and the difficulty in increasing profitability in the timeframe expected and to the extent anticipated prior to acquisition. Conditions that contributed to the goodwill impairment in Cemeteries were lower than expected revenues and greater selling and administrative costs, which the Company believes are, to some extent, temporary but are significant enough to affect the fair value determination.

Valuation of Deferred Income Taxes

As of September 30, 2002 and December 31, 2001, the Company had net deferred tax assets of $7.1 million and $1.6 million, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependant upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has recorded a valuation allowance of $4.8 million as of September 30, 2002 and December 31, 2001, against the minimum tax credit carry-forwards and other deferred tax assets. Based upon its projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefit of these unreserved net deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

Results of Operations

The following table sets forth certain consolidated operations data as a percentage of net revenues, with the exception of quarrying, manufacturing, retailing and cemetery gross profit, selling, general and administrative expenses and divisional income which are shown as a percentage of their respective revenues.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2002	2001		2002		2001

Statement of Operations Data:
Net Revenues:
Quarrying	34.1%	27.1%		31.9%		26.6%
Manufacturing	22.1%	24.5%		21.9%		25.4%
Retailing	38.6%	45.4%		41.2%		44.6%
Cemeteries	5.2%	3.0%		5.0%		3.4%

Total net revenues	100.0%	100.0%		100.0%		100.0%

Gross Profit:
Quarrying	48.8%	50.1%		40.5%		40.7%
Manufacturing	31.9%	25.3%		26.4%		23.2%
Retailing	55.4%	59.6%		55.4%		58.6%
Cemeteries	52.0%	19.0%		43.5%		27.9%

Total gross profit	47.8%	47.4%		43.7%		42.4%

Selling, general & administrative expenses
Quarrying	15.6%	17.4%		14.5%		15.3%
Manufacturing	16.1%	19.6%		17.5%		20.1%
Retailing	53.4%	50.5%		56.7%		52.5%
Cemeteries	23.1%	46.3%		29.5%		31.3%

Total divisional SG & A expenses	30.7%	33.8%		33.3%		33.7%

Divisional income from operations
Quarrying	33.3%	32.8%		26.0%		25.4%
Manufacturing	15.8%	5.7%		9.0%		3.1%
Retailing	2.0%	9.1%		(1.4%	)	6.1%
Cemeteries	28.9%	(27.0%	)	14.0%		(3.5%	)

Total divisional income from operations	17.1%	13.6%		10.4%		10.2%

Unallocated corporate administrative expenses	7.2%	3.3%		6.3%		3.7%
Gain (Loss) on Sale of Assets	—	(9.6%	)	—		(3.8%	)

Income from operations	9.9%	0.7%		4.1%		2.7%

Interest expense	0.7%	1.6%		0.8%		2.1%

Income (loss) before income taxes	9.2%	(0.9%	)	3.3%		0.6%

Provision for income taxes	2.5%	3.3%		0.9%		1.5%

Net Income (loss) before cumulative effect of change in accounting principle	6.7%	(4.2%	)	2.4%		(0.9%	)

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Revenues for the quarter ended September 30, 2002 decreased 2% to $24.2 million from $24.7 million for the quarter ended September 30, 2001.

Quarrying revenues were $8.2 million for the quarter ended September 30, 2002 compared to $6.7 million for the quarter ended September 30, 2001. The increase was due to increased sales volume from the Bethel White and Gardenia White quarries, an increase in sales volume from the American Black quarry as a result of improved quarry conditions resulting in greater supply of product, as well as lower sales to the Company's manufacturing division, which resulted in a decrease in inter-divisional eliminations. A significant portion of sales from the Bethel White, Gardenia White and Salisbury Pink quarries are to international customers whose buying patterns tend to fluctuate more than those of domestic customers, making period-to-period comparisons difficult.

Manufacturing revenues were $5.3 million for the quarter ended September 30, 2002 compared to $6.1 million for the quarter ended September 30, 2001. The decrease was due to the Company's sale of its Childs & Childs manufacturing facility ("Childs") and its Southern Mausoleums manufacturing facility ("SMI"), which were completed in October 2001, and the sale of the Company's Lawson manufacturing facility ("Lawson") which was completed in January 2002.

Retailing revenues were $9.4 million for the quarter ended September 30, 2002 compared to $11.2 million for the quarter ended September 30, 2001. The decrease is a result of insufficient order receipts from the Company's retail outlets due in part to the closure of certain unprofitable stores in the latter part of 2001 and in 2002. The Company is focusing on increasing same-store order receipts in order to improve backlogs and return revenue to the prior period levels.

Cemetery revenues were $1.3 million for the quarter ended September 30, 2002 compared to $0.8 million for the quarter ended September 30, 2001. The increase is a result of the recognition of approximately $300,000 in revenue in the third quarter from the completion of a large number of lawn crypts that were pre-sold as well as increased sales of lots and at-need markers, which we believe resulted from increased sales staff. The completion and subsequent recognition of revenue on projects that are pre-sold is common in the industry but not expected to be a consistent part of our revenues in future periods.

Gross profit dollars for the quarter ended September 30, 2002 decreased 1% to $11.6 million from $11.7 million for the quarter ended September 30, 2001. Gross profit percentage increased to 47.8% in the current period from 47.4% in the same period last year.

Quarrying gross profit was $4.0 million or 48.8% of revenue for the quarter ended September 30, 2002 compared to $3.4 million or 50.1% of revenue for the quarter ended September 30, 2001. The factors contributing to the increase in dollars were increased revenues, improved quarry yields and sales at the American Black and Gardenia White quarries and a decrease in the gross profit on blocks transferred to the manufacturing division as a result of lower sales to that division. The decrease in gross margin percentage was due to increased costs and lower yields at the Barre, Vermont and Canadian quarries.

Manufacturing gross profit was $1.7 million or 31.9% of revenue for the quarter ended September 30, 2002 compared to $1.5 million or 25.3% of revenue for the quarter ended September 30, 2001. The increase in gross profit percentage was a result of improved efficiencies from the sale of the Childs, SMI and Lawson facilities, cost cutting measures and a favorable product mix.

Retailing gross profit was $5.2 million or 55.4% of revenue for the quarter ended September 30, 2002 compared $6.7 million or 59.6% of revenue for the quarter ended September 30, 2001. This decrease was primarily attributable to a decrease in operational efficiencies associated with decreased sales as described above.

Cemetery gross profit was $653,000 or 52% of revenue for the quarter ended September 30, 2002 compared to $144,000 or 19.0% of revenue for the quarter ended September 30, 2001. The increase is largely attributable to the recognition of revenue on a large number of pre-sold lawn crypts as described above.

Selling, general and administrative expenses were $9.2 million for the quarter ended September 30, 2002 and September 30, 2001. As a percentage of net sales, these expenses for the current quarter increased to 38.0% from 36.3%. Certain components of  SG&A decreased in the current period as the result of the elimination of the operating expenses associated with the Company's sale of Child's and SMI, which were completed in 2001, the sale of Lawson, which was completed in January 2002 and the elimination of goodwill amortization expense associated with the adoption of SFAS 142. However, these decreases were more than offset by an increase in corporate administrative expenses related, in part, to a one-time severance payment to a former Company officer.

As a result of adopting SFAS 142, the Company had no expense for the amortization of goodwill in the quarter ended September 30, 2002 compared to an expense of $277,000 in the quarter ending September 30, 2001.

Interest expense for the quarter ended September 30, 2002 decreased to $175,000 from $396,000 for the quarter ended September 30, 2001. This decrease was due to lower interest rates on the Company's credit facilities as well as a decrease in debt funded by cash from operations and the sales of SMI, Childs, Lawson and the Company's Royalty/Berkeley quarry ("Royalty") in October 2001.

Income tax expense for the three month period ended September 30, 2002 decreased $211,000 to $604,000 (27% of earnings before income taxes) from $815,000 for the comparable period in 2001. The tax rate in the third quarter of 2001 was significantly affected by the Company's sale of assets which was not entirely deductible for taxes, causing the Company to have a tax expense on a pre-tax loss. The current rate of 27% is slightly higher than the prior quarter's rate of 24% because the Company anticipates that it will not be able to use some or all of the state tax-loss carry benefits created by losses in prior years in certain of its retail business units in the current tax year.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenues for the nine months ended September 30, 2002 decreased 5.7% to $65.4 million from $69.3 million for the nine months ended September 30, 2001.

Quarrying revenues were $20.9 million for the nine months ended September 30, 2002 compared to $18.5 million for the nine months ended September 30, 2001. The increase was due to increased sales from the Bethel White and Gardenia White quarries to international customers, an increase in sales from the American Black quarry due to improved production, as well as lower sales to the Company's manufacturing division resulting in a decrease in inter-divisional eliminations. These increases were offset by a decrease in sales from the Salisbury Pink quarry. A significant portion of sales from the Bethel White, Gardenia White, and Salisbury quarries are to international customers whose buying patterns tend to fluctuate more than those of domestic customers, making period-to-period comparisons difficult.

Manufacturing revenues were $14.3 million for the nine months ended September 30, 2002 compared to $17.6 million for the nine months ended September 30, 2001. The decrease was due to the Company's sales of Childs and SMI, which were completed in 2001, and the sale of Lawson, which was completed in January 2002.

Retailing revenues were $26.9 million for the nine months ended September 30, 2002 compared to $30.9 million for the nine months ended September 30, 2001. The decrease is a result of insufficient order receipts from the Company's retail outlets in the latter part of 2001 and in 2002 due to the closure of certain unprofitable retail stores that generated $1.0 million in revenue in the first nine months of 2001. As mentioned above, the Company is focusing on increasing same-store order receipts in order to improve backlogs and return revenues to the prior period levels.

Cemetery revenues were $3.2 million for the nine months ended September 30, 2002 compared to $2.3 million for the nine months ended September 30, 2001. The increase is the result of the recognition of approximately $300,000 in revenue in the third quarter of 2002 from the completion of a large number of lawn crypts that were pre-sold as well as increased sales of lots and at-need markers, which we believe resulted from increased sales staff. The completion and subsequent recognition of revenue on projects that are pre-sold is common in the industry but not expected to be a consistent part of our revenues in future periods.

Gross profit for the nine months ended September 30, 2002 decreased 6.0% to $28.6 million from $30.4 million for the nine months ended September 30, 2001. Gross profit percentage decreased to 43.7% in the current period from 43.8% for the first nine months of 2001.

Quarrying gross profit was $8.5 million or 40.5% of revenue for the nine months ended September 30, 2002 compared to $7.5 million or 40.7% of revenue for the nine months ended September 30, 2001. The factors contributing to the dollar increase were improved quarry yields and increased revenues at the American Black, Gardenia White, and Bethel White quarries and a decrease in the gross profit transferred to the manufacturing division as a result of the lower sales to that division. These increases were partially offset by a decrease in gross margin in the Barre and Canadian quarries as a result of lower than expected yields as well as higher operating expenses.

Manufacturing gross profit was $3.8 million or 26.4% of revenue for the nine months ended September 30, 2002 compared to $4.1 or 23.2% of revenue for the nine months ended September 30, 2001. The decrease in dollars is attributable to the decrease in revenues for the manufacturing group as described above. The increase in gross profit percentage was a result of the sale of the Childs, SMI and Lawson facilities and improved efficiencies from cost cutting measures and a favorable product mix.

Retailing gross profit was $14.9 million or 55.4% of revenue for the nine months ended September 30, 2002 compared to $18.1 million or 58.6% of revenue for the nine months ended September 30, 2001. This decrease was primarily attributable to a decrease in retail operational efficiencies associated with decreased sales as described above.

Cemetery gross profit was $1.4 million or 43.5% of revenue for the nine months ended September 30, 2002 compared to $652,000 or 27.9% of revenue for the nine months ended September 30, 2001. The increase is attributable to the recognition of revenue on a large number of pre-sold lawn crypts as described above, as well as improved operational efficiencies.

Selling, general and administrative expenses were $25.9 million for the nine months ended September 30, 2002 and September 30, 2001. As a percentage of net sales, these expenses for the nine-month period increased to 39.6% from 37.4%.  Certain components of SG&A decreased in the current period as a result of the elimination of the operating expenses associated with the Company's sales of Childs and SMI, which were completed in 2001, and the sale of Lawson, which was completed in January 2002, and the elimination of goodwill amortization expense associated with the adoption of SFAS 142. However, these decreases were more than offset by an increase in corporate administrative expenses related to additional auditing and tax expense, changes in the provision for deferred compensation expense, and a one-time severance payment to a former officer of the Company.

As a result of adoption SFAS 142 the Company had no expense for the amortization of goodwill in the nine-month period ending September 30, 2002 compared to an expense of $831,000 in the nine-month period ending September 30, 2001.

Interest expense for the nine months ended September 30, 2002 decreased to $537,000 from $1.5 million for the nine months ended September 30,2001. This decrease was due to lower interest rates under the Company's credit facilities as well as a decrease in debt funded by cash from operations and the sales of SMI, Childs, Lawson and Royalty.

Income tax expense for the nine months ended September 30, 2002 decreased  $444,000 to $585,000 (27% of earnings before income taxes) from an expense of $1.0 million for the corresponding period in 2001. The tax rate in the third quarter of 2001 was significantly affected by the Company's sale of assets which was not entirely deductible for taxes causing the Company to have a tax expense on pre-tax loss.

Liquidity and Capital Resources

Liquidity. The Company considers its liquidity to be adequate to meet its long and short-term cash requirements. Historically the Company has met these requirements primarily from cash generated by operating activities and periodic borrowings under commercial credit facilities described below.

Cash Flow. For the nine months ending September 30, 2002, net cash provided by operating activities was $4.7 million compared to $7.6 million for the nine months ending September 30, 2001. Net income, adjusted for non-cash items, including the cumulative effect of a change in accounting principle net of tax effects, was $4.1 million in the nine-month period ended September 30, 2002 compared to $6.5 million in the corresponding period of 2001. Changes in working capital and other assets and liabilities provided cash of $631,000 in the nine-month period ended September 30, 2002 compared to $1.1 million in the corresponding period of 2001. Net cash used in investing activities was $637,000 in the nine-month period ended September 30, 2002 as a result of capital purchases which was partially offset by cash received from the sale of the Lawson facility, compared to $9.7 million used in investing activities in the corresponding period of 2001 as a result of the purchase of the cemeteries and capital purchases.  Net cash used in financing activities in the nine-month period ended September 30, 2002 was $4.4 million compared to $5.2 million in the corresponding period of 2001. The cash used in financing activities in the nine-month period ending September 30, 2002 consisted almost entirely of $2.0 million principal payments on long-term debt funded primarily from the sale of assets, compared to $918,000 in such principal payments in the corresponding period in 2001, and $2.4 million in payments on the Company's revolving debt facility, compared to $4.7 million in such payments in the corresponding period in 2001.

Capital Resources. The Company renewed its credit facility with the CIT Group/Business Credit ("CIT") on October 25, 2002. The facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based primarily on eligible accounts receivable and inventory. As of September 30, 2002, the Company had $12.5 million outstanding and $17.5 million available under the new term loan line of credit and $1.6 million outstanding and $18.4 million available under the new revolving credit facility. The Company has a multi-tiered interest rate structure on its outstanding debt with CIT. As of September 30, 2002, the interest rate structure was as follows:

	Amount	Formula	Effective Rate
Revolving Credit Facility	$1.6 million	Prime - 0.50%	4.25%

Term Loans	12.5 million	LIBOR + 1.75%	3.65%

The Company can elect the interest rate structure under the credit facility based on the prime rate or LIBOR under both the revolver and the term loan. Under the renewed credit facility, the interest rate structure was amended to reduce the incremental rate by 25 basis points which would currently place the revolver at LIBOR plus 1.50%. The interest rate structure on the revolver based on the prime rate remains unchanged at Prime less .50%, and the interest rate structure on the Term Loan under either the Prime Rate or the LIBOR election is unchanged.

The incremental rate above or below prime and above LIBOR is based on the Company's Funded Debt to Net Worth Ratio and the Company is currently at the most favorable increments available.

As of September 30, 2002, the Company also had $2.4 million available and $0 outstanding under a demand revolving line of credit with the Royal Bank of Canada.

The Company had no material commitments for capital expenditures as of September 30, 2002. The Company's primary need for capital will be to maintain and improve its manufacturing, quarrying and retail facilities and to finance acquisitions and new store openings as part of its retail growth strategy. The Company has approximately $4.0 million budgeted for capital expenditures in 2002. The Company believes that the combination of cash flow from operations and its existing credit facilities will be sufficient to fund its operations for at least the next twelve months.

Seasonality

Historically, the Company's operations have experienced certain seasonal patterns. Generally the Company's net sales have been highest in the second or third quarter and lowest in the first quarter of each year due primarily to weather. Cemeteries in northern areas generally do not accept granite memorials during winter months when the ground is frozen because they cannot be properly set. In addition, the Company typically closes certain of its Vermont and Canadian quarries during these months because of increased operating costs attributable to adverse weather conditions. As a result, the Company has historically incurred a net loss during the first three months of each calendar year.

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

Our ability to continue to grow depends in part upon the acquisition of additional companies. We cannot assure you that we will identify suitable acquisition candidates, or that we will be able to consummate transactions on acceptable terms. Further, even if we successfully acquire additional companies, we cannot assure you that we will be able to successfully integrate the operations of such companies with our own. We intend to finance acquisitions through a combination of available cash resources, bank borrowings, and, in appropriate circumstances, the issuance of equity and/or debt securities. Acquiring additional companies will have a significant effect on our financial position, and could cause substantial fluctuations in our quarterly and yearly operating results. Also, acquisitions may result in the recording of significant goodwill and intangible assets on the Company's financial statements, the amortization or write-off of which would reduce reported earnings at the point in time the goodwill is deemed impaired. With respect to retail acquisitions, goodwill impairment could be incurred at the closing of the acquisition.

Opening new stores is a component of our growth strategy and entails uncertainties and risks that could adversely affect our profitability.

Our ability to continue to grow our retail business will depend in part upon our ability to open new retail stores in selected locations. Our success in opening new retail stores will depend on our ability to identify suitable locations for opening new retail stores on acceptable terms, our ability to attract and retain competent management and sales personnel, and our ability to form strategic alliances and relationships with local funeral homes, cemeteries and other death care professionals, and our ability to attract customers to our new stores. Further, it is unlikely that new retail stores will generate significant profits in the early stages, and many new stores will lose money for the first few years of operation. Accordingly, opening new retail stores may adversely affect our business or profitability.

If we are unable to maintain our relationships with independent retailers, our sales may not continue to grow and could decline.

We have historically sold our granite memorials to consumers through independent retailers. Over the past four years, we have acquired over 25 retailers with approximately 100 retail outlets in 14 states. However, we are still dependent in part on our independent retailers for the successful distribution of our products to the ultimate customer. We have no control over the independent retailers' operations, including such matters as retail price, advertising and marketing. Three important components of our growth strategy are to continue to acquire retailers, open new retail stores in selected markets and pursue strategic alliances with funeral homes, cemetery owners, and other death care professionals. Although we have taken steps to reduce conflicts between our owned retail stores and our independent retailers, the continued implementation of these elements of our strategy may be construed by some of our existing independent retailers as an effort to compete with them, which could adversely affect their relationship with us and cause them to decrease or cease their purchases of our products. In addition, the granite memorial retail industry is characterized by significant barriers to entry created by local heritage, community presence and tradition. Consequently, we may experience difficulty replacing a retailer or entering particular retail markets in the event of a loss of an independent retailer. We cannot assure you  that we will be able to maintain our existing relationships or establish new relationships with independent retailers. Disruption in our relationships with independent retailers could impede our sales growth or cause sales to decline, which would adversely affect our business and financial results.

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

The dimension granite and natural stone industries are highly competitive. In addition to competition from other natural stones, artificial stone products, and other solid surface materials such as concrete, glass and agglomerates, we compete with other granite quarriers from around the world in the sale of granite blocks on the basis of price, color, quality, geographic proximity, service, design availability and availability of supply. All of our colors of granite are subject to competition from granite blocks of similar color supplied by quarriers located throughout the world. Our quarrying competitors include both domestic and international companies, some of which may have greater financial, technical, manufacturing, marketing and other resources than we have.

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

Our business is also subject to the risk that memorialization rates may decline over time for other reasons. Certain cemeteries have in the past and may in the future limit the use of granite memorials as a memorialization option. To the extent that general memorialization rates or the willingness of cemeteries to accept granite memorials declines, this decline could  adversely affect our business.

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

Kurt M. Swenson and his brother, Kevin C. Swenson, collectively have 63% of the total voting power of all outstanding shares of our common stock, and will therefore be in a position to control the outcome of most corporate actions requiring stockholder approval, including the election of directors and the approval of transactions involving a change in control of the Company.

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

Provisions of our corporate organizational documents and Delaware law could delay or prevent a change in control of the Company, even if it would be beneficial to our stockholders.

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

 Dividends

We currently pay no dividends on our common stock and have not paid a dividend since our initial public offering in October 1997. We intend to retain sufficient liquidity for the continued development of our business. The Board of Directors has the sole authority to declare a dividend on the common stock and to date has not done so. Therefore, stockholders should have no expectation of receiving a dividend.

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

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.  The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date within 90 days prior to the filing date of this Quarterly Report on Form 10-Q (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls.  Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to legal proceedings that arise from time to time in the ordinary course of its business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company. In addition, as previously discussed in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, the Company is involved in the arbitration proceeding described below.

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

The Company denies all of Eurimex's allegations and further states that it believes that Eurimex has engaged in improper or unlawful practices in the sale of the Company's products. The Company has answered Eurimex's Request and has brought certain counterclaims against Eurimex, including a claim for frivolous action. A preliminary scheduling conference was held on October 2, 2001 and both arbitral and subject matter jurisdictional issues were briefed. A second hearing on further procedural issues and jurisdiction was held on March 13, 2002. On July 1, 2002, the arbitral tribunal rendered a decision on the arbitral jurisdictional issues and found that it has arbitral jurisdiction over all of the claims brought by Eurimex. The tribunal deferred ruling on whether it has subject matter jurisdiction over the claimant's U.S. antitrust law claims. The tribunal has also set a tentative procedural schedule for the arbitration. The discovery process is nearly complete, and the parties have commenced briefing their respective positions. At the present time, the Company believes that a hearing on the merits of the dispute will be held in the second or third quarter of fiscal 2003.

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

	10.1	Fifth Amendment to Financing Agreement dated as of October 25, 2002,by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarry, Inc., Pennsylvania Granite Corp., Keith Monument Company, LLC, Rock of Ages Memorials, Inc. and Sioux Falls Monument Co.

	10.2	Rock of Ages Corporation Key Employees Deferred Salary Plan.

	99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports Submitted on Form 8-K:

The Registrant did not file any reports on Form 8-K during the quarterly period ended September 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ROCK OF AGES CORPORATION

Dated: November 14, 2002	By:/s/ Douglas S. Goldsmith
Douglas S. Goldsmith Vice President, Chief Financial Officer and Treasurer

CERTIFICATIONS

I, Kurt M. Swenson, Chief Executive Officer of Rock of Ages Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Rock of Ages Corporation;

 2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

 3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

 4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

 b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

 c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5.  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6.  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/Kurt M. Swenson Kurt M. Swenson Chief Executive Officer

I, Douglas S. Goldsmith, Chief Financial Officer of Rock of Ages Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Rock of Ages Corporation;

 2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

 3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

 4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

 b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

 c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5.  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6.  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/Douglas S. Goldsmith Douglas S. Goldsmith Chief Financial Officer

Exhibit Index

Number	Exhibits

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

10.1	Fifth Amendment to Financing Agreement dated as of October 25, 2002,by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarry, Inc., Pennsylvania Granite Corp., Keith Monument Company, LLC, Rock of Ages Memorials, Inc. and Sioux Falls Monument Co.

10.2	Rock of Ages Corporation Key Employees Deferred Salary Plan.

99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.