Form 10-K
period 2002-12-31
ROCK OF AGES CORP
filed 2003-03-31
CIK 84581

Click here to go to the INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-K

(MARK ONE)

 ☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
         1934

FOR THE TRANSITION PERIOD FROM________TO________

 COMMISSION FILE NO. 000-29464

 ROCK OF AGES CORPORATION
(Exact name of registrant as specified in its charter)
_______________

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

CLASS A COMMON STOCK, PAR VALUE $0.01
(Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

   As of June 28, 2002, the aggregate market value of the registrant's voting stock (including Class B Common Stock, par value $.01 per share ("Class B Common Stock"), which is convertible on a share-for-share basis into Class A Common Stock, par value $.01 per share ("Class A Common Stock" and, together with Class B Common Stock, "Common Stock")), held by non-affiliates of the registrant was $40,908,690. As of March 21, 2003, there were outstanding 4,429,646 shares of Class A Common Stock and 2,756,395 shares of Class B Common Stock.

TABLE OF CONTENTS
PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, and other oral and written statements made by the Company from time to time, are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, including those that discuss strategies, goals, outlook or other nonhistorical matters, or projected or anticipated revenues, income, returns or other financial measures. These forward-looking statements are subject to numerous risks and uncertainties that may cause actual results to differ materially from those contained in such statements. These risks and uncertainties include the ability of the Company to continue to identify suitable retail acquisition candidates, to consummate additional retail acquisitions on acceptable terms and to successfully integrate the operations of such acquired entities.

Other factors and assumptions that could generally cause the Company's actual results to differ materially from those included in the forward-looking statements made herein include the effects of general economic conditions in the United States or abroad, changes in competitive market conditions, changes in the Company's business strategy or an inability of the Company to implement its growth strategy due to unanticipated changes in general economic conditions, the Company's ability to negotiate collective bargaining agreements, demand for the Company's products and the sufficiency of the Company's production capacity to meet future demand for its products. Other factors and assumptions not identified above were also involved in the derivation of the forward-looking statements contained in this Annual Report on Form 10-K, and such other factors and the failure of such other assumptions to be realized, may also cause actual results to differ materially from those projected. See "Risk Factors That May Affect Future Results" under Item 7 below. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

PART I

ITEM 1.  BUSINESS

GENERAL

Rock of Ages Corporation ("Rock of Ages" or the "Company") was founded in 1885 and is an integrated granite quarrier, manufacturer and retailer whose principal product is granite memorials used primarily in cemeteries. The Company believes that it is the largest quarrier, manufacturer and retailer of finished granite memorials and granite blocks for memorial use in North America, based on revenues. The Company owns and operates 11 active quarry properties and 6 manufacturing and sawing facilities in North America, principally in Vermont and the Province of Quebec. The Company markets and distributes its memorials on a retail basis through approximately 99 Company-owned retail sales outlets (including sales outlets located at certain cemeteries owned by the Company located in the state of Kentucky) in the states indicated in Item 2 below. The Company also sells memorials wholesale to approximately 70 independent authorized Rock of Ages retailers in the United States as well as approximately 90 retailers in Canada. The Company markets its memorials at four quality and price points under four separate brand names: Signature, Sealmark, Golden Rule by Rock of Ages and Stone Eternal by Rock of Ages. The Company also sells non-branded memorials. The Company believes the Rock of Ages trademark is one of the oldest and best-known brand names in the granite memorialization industry. The Company actively promotes its brand names and places a seal bearing the brand name on each branded memorial. All Rock of Ages branded memorials are supported by a perpetual warranty with varying levels of coverage depending on the brand.

Rock of Ages, Signature, Sealmark, Golden Rule by Rock of Ages, Stone Eternal by Rock of Ages, American Black, Barre Gray,Bethel White, Salisbury Pink, Gardenia White and Laurentian Pink are trade names or trademarks of the Company. The Company relies on both registered and common law trademarks in the U.S. to protect its trademark rights.

As part of the Company's growth strategy to focus its resources on building and expanding its branded memorial retail distribution system and profitable quarry operations, and to increase the profitability of the Company's manufacturing operations, the Company divested itself of 2 quarries and 2 non-core manufacturing facilities in 2001. In January 2002, the Company also sold its Lawson manufacturing facility in Barre, Vermont ("Lawson") for a total sales price of $2,550,000 of which $2,300,000 was paid at closing and $250,000 is payable pursuant to the terms of a promissory note delivered by the buyer at closing.

Also as part of its growth strategy, the Company has engaged in various strategic acquisitions. From 1998 to 2000, the Company acquired 26 retail monument companies, expanding its retail presence to 15 states. In January 2002, the Company acquired 16 cemetery properties and 1 memorial retailer located in the state of Kentucky. During the second quarter of 2002, the Company acquired a 1/3 equity interest in VIKA Ltd., a Ukrainian closed joint stock company that owns rights to quarry stone known as "Galactic Blue" on certain property located in Zhytomir, Ukraine, for a purchase price of $475,000. In connection with the share purchase, the Company acquired exclusive rights to sell the output of the Galactic Blue quarry.

The Company has operations in four business segments: Quarrying, Manufacturing, Retailing and Cemeteries. Included within the business segments are operations that are unincorporated divisions of Rock of Ages and others that are separately incorporated subsidiaries. Financial information by business segment and geographic area is incorporated herein by reference to note 15 to the Consolidated Financial Statements of the Company. In addition, information regarding the revenues of each business segment is incorporated herein by reference to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." Risks attendant to foreign operations are also incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors that May Affect Future Results" in Item 7. Additional information regarding each business segment and Rock of Ages in general is set forth below and on the Company's website at www.rockofages.com. The information provided on the Company's website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.

GROWTH STRATEGY

The Company seeks to expand the scope and profitability of its operations through a growth strategy that focuses on forward vertical integration into retailing, thereby enabling the Company to move closer to the ultimate customer. The principal elements of the growth strategy include the following:

  Expansion of Company-Owned Retail Network. The Company anticipates that it will continue to expand its Company-owned retail network by selectively acquiring independent granite memorial retailers and by opening new retail stores in selected markets in North America. By expanding its Company-owned retail network, the Company believes that it will capture the higher gross margins (relative to quarrying and manufacturing gross margins) that have historically existed at the retail level. Where appropriate, the Company may also acquire cemetery properties that have the potential of expanding sales of its granite memorials.

  Increased Emphasis on Independent Authorized Dealers. The Company seeks to expand where appropriate its base of independent authorized Rock of Ages retailers that are current or potential customers of the Company in furtherance of its efforts to build an integrated retail network consisting of Company-owned and independent authorized Rock of Ages retail outlets that sell the Company's brands.

  Brand Enhancement. The Company believes that the Rock of Ages brand is one of the best-known brand names in the memorial industry. The Company will, as a part of building its integrated network of Company-owned and independent retailers, continue to promote the Rock of Ages brand and other proprietary brands sold at its Company-owned retail outlets and independent authorized Rock of Ages dealers.

  Strategic Alliances with Funeral Homes and Cemeteries. The Company has formed and anticipates that it will continue to pursue strategic alliances with funeral home and cemetery owners to sell granite memorials in cooperation with them, in order to increase both pre-need and at-need sales of granite memorials.

  Selected Acquisitions of Quarries. While the Company owns or controls many of the highest quality granite quarries in North America, the Company will continue to explore the possibility of acquiring selected granite quarriers in North America and internationally to assure that it will continue to have the colors and grades of granites sought by retail purchasers of granite memorials in North America, as well as granites for other uses.

  Other Product Line Enhancements. The Company intends to continue to expand and enhance its memorial product lines in color, design and style. The Company's objective is to provide a full range of memorials available at various price ranges.

PRODUCTS

The Company's principal products may be classified into three general product lines: granite quarry products, manufactured granite products and non-granite memorials and cemetery products. The principal raw material for both granite product lines is natural granite as it comes from the ground with the primary difference between the product lines being the extent of the processing or manufacturing of the granite. Non-granite memorials and cemetery products include burial lots, community mausoleum niches, lawn crypts, vaults, bronze markers and related services. For each of the last three years, from 2002 to 2000, revenues derived from the sale of granite quarry products have accounted for 32%, 27% and 25%, respectively, of consolidated revenues while revenues derived from the sale of manufactured granite products have accounted for 63%, 69% and 75%, respectively, of consolidated revenues. In each of the last three years, revenues attributable to the sale of non-granite memorials and cemetery products accounted for less than 6% of consolidated revenues.

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

Granite differs from deposit to deposit by color, grade and/or quality. Rock of Ages quarries and sells blocks of (i) Barre Gray granite from its Barre, Vermont quarry and gray granite from its Stanstead, Quebec quarry, (ii) black granite from its American Black quarry in Pennsylvania, (iii) pink granites from its Laurentian Pink quarry in Quebec and its Salisbury Pink quarry in North Carolina, (iv) white granites from its Bethel White quarry in Vermont and its Gardenia White quarry in North Carolina, (v) brownish red granite from its Autumn Rose quarry in Oklahoma and (vi) grayish pink  granites from its Kershaw and Coral Gray quarries in South Carolina.

The Company sells granite blocks for memorial, building and other uses. While each of the quarries owned by the Company sells granite for memorial use and for building use, the output of the Bethel White quarry, the Gardenia White quarry, and the Salisbury Pink quarry are primarily sold and used for building granite use outside North America and the output of the other quarries is primarily used for memorial use in North America.

Granite blocks sold by the Company both in and outside North America are sold by a quarry sales force. The Company's quarry sales force markets and advertises its granite blocks in various trade publications and by attending various trade shows worldwide. Outside of North America, the Company's quarry sales force generally sells directly  to the customer or to independent distributors who buy blocks from the Company and resell them. This includes Rock of Ages Asia, a 50% Company-owned corporation.

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

Manufactured Products. The principal manufactured product of Rock of Ages is granite memorials, which are sold to retailers of granite memorials, including Company-owned outlets, and substantially all of which are placed in cemeteries in remembrance of the life of a person or persons. The memorials sold by the Company encompass a wide range of granites, including granite blocks purchased from others, as well as a wide array of sizes, styles and shapes ranging from small, inexpensive markers set flush to the ground, to very elaborate and expensive personal mausoleums of larger sizes available at various price ranges. The broad classifications of granite memorials used by the industry are generally markers, hickeys, slants, standard uprights, estate uprights, pre-assembled mausoleums and conventional mausoleums. From time to time memorial retailers or others order granite products such as benches, steps and other products that may or may not be for cemetery use. These are classified by the Company as memorial sales. The Company also sells public and civic memorials both at wholesale and direct to the customer.

The Company is widely recognized for the personalized granite memorials it produces and the very large memorials it can produce. It has made memorials as large as thirty-five feet in length from one block of granite, including a full size granite replica of a Mercedes Benz automobile.

The Company's granite memorials are sold to retailers by the Company's memorial sales force that regularly speaks with customers by phone and makes personal visits to customers. The Company provides various point of sale materials to its owned and independent authorized Rock of Ages dealers, and also advertises in various trade publications.

The Company also manufactures certain precision granite products, which are made along with memorials at the Company's Barre, Vermont plant. These products include surface plates, machine bases, bases for coordinate measuring devices, press rolls and other products manufactured to exacting dimensions. These products are sold to the manufacturers of precision measuring devices or end users. Precision products are sold by a precision products sales force that phones or visits customers. The Company also advertises its precision products in various trade publications and provides printed sales materials to prospective customers.

Retail Products. The Company's retail division markets and sells granite, bronze and marble memorials primarily to consumers. The Company currently owns and operates approximately 99 retail outlets in 15 states. The granite memorials sold at retail include a wide variety of sizes, styles and shapes. The Company sources memorials from its own plants and a number of additional manufacturers in North America and elsewhere in the world. The Company's retail operations utilize a retail sales force that markets and sells memorials through phone calls and direct meetings with customers in their homes and at retail sales offices. The Company advertises and promotes retail sales through direct mail material, yellow page listings and newspaper advertising. The Company's retail sales outlets are positioned to sell branded and unbranded memorials at all price points and qualities.

Cemetery Products. The Company's cemetery division markets and sells cemetery lots and funeral services such as grave openings and closings. The cemetery division also markets and sells cemetery merchandise such as vaults, bronze markers and niches in community mausoleums at some of its cemeteries. The cemetery division has opened sections in some of its cemeteries that allow the placement of upright granite memorials. Sales of upright granite memorials are handled either by cemetery sales personnel who have been trained to sell such memorials, or by sales personnel from a nearby Company-owned retail store. Revenue from sales of upright granite memorials is recognized in the retail products segment.

MANUFACTURING AND RAW MATERIALS

The Company quarries and manufactures granite in the United States and Canada at the locations detailed in Item 2 "Properties." The Company also out-sources the manufacturing of certain memorial products pursuant to supply agreements with other manufacturers.  There were no plants acquired or material additions to plants in 2002. Management believes that the Company's manufacturing and quarrying capacity, together with its manufacturing outsourcing arrangements, is generally sufficient to meet anticipated production requirements for the foreseeable future.

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

The Company had manufacturing backlogs of $10.6 million as of December 31, 2002 and $11.5 million as of December 31, 2001. These backlogs occurred in the normal course of business. The Company does not have a material backlog in its quarrying operations. The Company had retail backlogs of $11.1 million as of December 31, 2002 and $10.5 million as of December 31, 2001. The Company expects that substantially all of the backlog orders will be filled during the 2003 fiscal year.

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

Because the Company's Barre quarries are closed from mid-December through mid-March, in December each year the Company provides special 90-day payment terms at these quarries for all blocks purchased in the month of December. Customers' manufacturing plants generally remain open during most of this period, and most customers prefer to assure they own blocks of a size and quality selected by them prior to the quarry closure. All blocks purchased from the Company's Barre quarries in December on deferred payment terms are invoiced on or about December 31 and removed from the Company's inventory with title passing to the buyer.

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

RESEARCH AND DEVELOPMENT

The Company does not have a research and development department for any of its products. The Company regularly conducts market research, as well as research on new product designs and on equipment to improve the Company's technology. These activities are not separately accounted for as research, and the Company had no expenditures classified for financial reporting purposes as research in 2000, 2001 or 2002.

COMPETITION

The dimension stone industry is highly competitive. The Company competes with other dimension stone quarriers, including quarriers of granite, marble, limestone, travertine and other natural stones.  The Company also competes with manufacturers of so-called "engineered stone" as well as manufacturers of other building materials like concrete, aluminum, glass, wood and other materials. The Company competes with providers of these materials on the basis of price, availability of supply, end-user preference for certain colors, patterns or textures, and other factors.

The granite memorial industry is also highly competitive. The Company competes with other granite quarriers and manufacturers in the sale of granite blocks for memorial use on the basis of price, color, quality, geographic proximity, service, design availability, production capability,  availability of supply and delivery options. All of the Company's colors of granite are subject to competition from memorial grade granite blocks of similar color supplied by quarriers located throughout the world. There are approximately 140 manufacturers of granite memorials in North America. There are also manufacturers of granite memorials in India, South Africa, China and Portugal that sell finished memorials in North America.

The Company's quarrying and manufacturing competitors include both domestic and international companies, some of which may have greater financial, technical, manufacturing, marketing and other resources than the Company. Foreign competitors of the Company may have access to lower cost labor and better commercial deposits of memorial grade granite, and may be subject to less restrictive regulatory requirements than the Company. For example, companies in South Africa, India, China and Portugal manufacture and export finished granite memorials into North America which compete with the Company's products.

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

The sale of cemetery lots and related products is highly competitive. The competition is based upon price, geographic locations, and the overall aesthetics, maintenance and upkeep of the cemetery. Competitors include churches and municipalities that own and operate cemeteries, and other cemetery owners, including consolidators, which may have greater financial resources than the Company.

PATENTS, TRADEMARKS AND LICENSES

The Company holds a number of domestic and foreign patents, trademarks and copyrights, including the original registered trademark "Rock of Ages" which the Company first registered in 1913. The Company believes the loss of a single patent, trademark or copyright, other than the "Rock of Ages" trademark, would not have a material adverse effect on the Company's business, financial condition or results of operations. See "Risk Factors."

EMPLOYEES

As of December 31, 2002, the Company had approximately 860 employees.

The Company's collective bargaining agreements with the Granite Cutters Association and the United Steelworkers of America, respectively, which together represent approximately 178 of the Company's employees, expire on April 25, 2003.  The Company is in the process of renegotiating the collective bargaining agreements.

The Company believes that its relations with its employees are generally good.

SEASONALITY

Historically, the Company's operations have experienced certain seasonal patterns. Generally, the Company's net sales are highest in the second or third quarter and lowest in the first quarter of each year due primarily to weather. See Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations on Seasonality."

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

ITEM 2. PROPERTIES

The Company owns the following quarry and manufacturing properties:

PROPERTY	FUNCTION

VERMONT
Barre
Quarry Properties
E. L. Smith Quarry	Quarrying of dimensional Barre Gray granite blocks
Adam-Pirie Quarry	Quarrying of dimensional Barre Gray granite blocks
Manufacturing Properties
Rock of Ages Manufacturing Plant	Manufacturing of memorials
Press Roll Production Plant	Manufacturing of granite press rolls
Rock of Ages Saw Plant #1	Slabbing of granite blocks
Bethel
Quarry Properties
Bethel Quarry	Quarrying of dimensional Bethel White granite blocks

CANADA
Stanstead, Quebec
Quarry Properties
Stanstead Quarry	Quarrying of dimensional Stanstead Gray granite blocks
Guenette, Quebec
Quarry Properties
Laurentian Quarry	Quarrying of dimensional Laurentian Rose granite blocks
Beebe Plain, Quebec
Manufacturing Properties
Rock of Ages Manufacturing Plant	Manufacturing of memorials
Adru Manufacturing Plant	Manufacturing of memorials

PENNSYLVANIA
St. Peters
Quarry Properties
American Black Quarry	Quarrying of dimensional American Black granite blocks
Manufacturing Properties
Saw Plant	Slabbing of granite blocks

NORTH CAROLINA
Salisbury
Quarry Properties
Salisbury Pink Quarry	Quarrying of dimensional Salisbury Pink granite blocks
Rockwell
Quarry Properties
Gardenia White Quarry	Quarrying of dimensional Gardenia White granite blocks

OKLAHOMA
Mill Creek
Quarry Properties
Autumn Rose Quarry	Quarrying of dimensional Autumn Rose granite blocks

SOUTH CAROLINA
Kershaw County
Quarry Properties
Kershaw Quarry	Quarrying of dimensional Kershaw granite blocks
Lancaster County
Quarry Properties
Coral Gray Quarry	Quarrying of dimensional Coral Gray granite blocks

In addition, the Company owns or operates 99 retail sales outlets and 4 associated sand blasting facilities in the states of Georgia, Iowa, Illinois, Minnesota, Connecticut, Massachusetts, Rhode Island, Nebraska, New Jersey, Pennsylvania, Ohio, South Dakota, Kentucky, West Virginia and Wisconsin. In certain cases, the Company leases, under customary lease arrangements, the land or other real estate associated with these outlets and facilities. The Company also owns 13 cemeteries in Kentucky. The Company believes that these facilities are suitable and adequate for its present and anticipated near-term needs.

The following table sets forth certain information relating to the Company's quarry properties. Each of the quarries listed below: (i) is an open-pit quarry; (ii) contains granite that is suitable for extraction as dimension granite for memorial or other use; (iii) is serviced by electricity provided by local utility companies (other than the Bethel quarry which is serviced by internal generators); and (iv) has adequate and modern extraction and other equipment. The Company presently has no exploration plans. Each of the quarries listed below is owned by the Company (other than the Kershaw quarry, which is leased with 37 years remaining on the lease). As described in Item 1, the Company owns a 1/3 interest in VIKA, Ltd., which owns the Galactic Blue quarry in Zhytomir, Ukraine. However, the Company does not directly or indirectly operate the quarry. The Galactic Blue quarry does not currently produce granite in commercial quantities and the Company does not expect the quarry to achieve commercial production quantities in 2003. Accordingly, the Company does not consider this property to be currently significant or material to its business.

QUARRY	APPROXIMATE DATE OF COMMENCEMENT OF OPERATIONS	PRIOR OWNER (DATE ACQUIRED)	MEANS OF ACCESS	TOTAL ORIGINAL COST OF EACH PROPERTY	NET SALEABLE RECOVERABLE RESERVES(1) (CUBIC FEET)	NET SALEABLE RECOVERABLE RESERVES YEARS (2)

E.L. Smith	1880	E.L. Smith Quarry Co. (1948)	Paved road	$7,562,676	2,459,534,000	4,917

Adam-Pirie	1880	J.K. Pirie Quarry (1955)	Paved road	$4,211,363	984,886,000	6,558

Bethel	1900	Woodbury Granite Company, Inc. (1957)	Dirt road	$174,024	76,529,000	381

Stanstead	1920	Brodies Limited and Stanstead Granite Company (1960)	Paved road	$505,453	32,563,000	215

Laurentian Pink	1944	Brodies Limited (1960)	Paved road	$860,115	3,864,000	51

American Black	1973	Pennsylvania Granite Inc. (1997)	Paved road	$2,900,000	14,615,000	96

Salisbury	1918	Pennsylvania Granite Inc. (1997)	Paved road	$3,886,592	19,344,000	85

Autumn Rose	1969	Autumn Rose Quarry Inc. (1997)	Paved road	$200,000	708,000	20

Kershaw	1955	Pennsylvania Granite Inc. (1997)	Paved road	$200,000	591,000	21

Coral Gray	1955	Pennsylvania Granite Inc. (1997)	Paved road	$200,000	No estimate	No estimate

Gardenia White	1995	J. Greg Faith Thomas E. Ebans, Sr. David S. Hooker William L. Comolli (1998)	Dirt road	$4,633,000	2,602,000	36

(1)

Net saleable reserves are based on internal Company estimates, except for the reserves for the E.L. Smith, Adam-Pirie and Bethel quarries, which are based on independent assessments by CA Rich Consultants, Inc., and for the Gardenia White quarry, which are based on an independent assessment by Geomapping Associates.

(2)	Based on internal Company estimates using current production levels.

The estimates of saleable reserves of the Company are based on historical quarry operations, workable reserves in the existing quarries and immediately adjacent areas, current work force sizes and current demand. While quarry operations decrease the granite deposits, the size of the granite deposits in which the Company's quarries are located are large and extend well beyond existing working quarry perimeters. The Company has historically expanded quarry perimeters or opened other quarries in the deposit as necessary to utilize reserves and the Company believes it has adequate acreage for expansions as and when necessary. The Company has no reason to believe that it will deplete its granite reserves more quickly than is shown in the table.

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

Granite Stone Business International Sarl (f/k/a Eurimex SA) (Luxembourg) vs Rock of Ages Corporation (USA) ICC Arbitration 11502/KGA/MS. On April 18, 2001, the Company received a Request for Arbitration ("Request") from its former distributor outside the United States, Eurimex, S. A. (now known as Granite Stone Business International), in connection with the termination by the Company of the distribution agreement for the Company's Salisbury Pink granite. Eurimex has also claimed damages in connection with a distribution agreement for the Company's Bethel White granite, which agreement expired by its terms in 1998. Pursuant to those agreements, the arbitration will take place under the International Chamber of Commerce rules and is to be held in Luxembourg.

The Request includes claims by Eurimex that the Company wrongfully terminated the Salisbury Pink and Bethel White agreements. The Request also alleges that the Company violated antitrust laws under the European Community Treaty and United States antitrust laws. In the Request, Eurimex has alleged that it has suffered damages in excess of $30 million, and that it would seek to have damages trebled under U.S. antitrust laws. In subsequent pre-hearing submissions, however, Eurimex asserted damages of approximately $25.3 million, plus interest, "moral" damages, attorneys' fees and costs.

The Company denies all of Eurimex's allegations and further states that it believes that Eurimex has engaged in improper or unlawful tying  practices in the sale of the Company's products. The Company has answered Eurimex's Request and has brought certain counterclaims against Eurimex, including a claim for frivolous action. A preliminary scheduling conference was held on October 2, 2001, and both arbitral and subject matter jurisdictional issues were briefed. A second hearing on further procedural issues and jurisdiction was held on March 13, 2002. On July 1, 2002, the arbitral tribunal rendered a decision on the arbitral jurisdictional issues and found that it has arbitral jurisdiction over all of the claims brought by Eurimex. The tribunal deferred ruling on whether it has subject matter jurisdiction over the claimant's U.S. antitrust law claims. Having completed the discovery process, the parties are now in the process of briefing their respective positions. On March 11, 2003, after the Company filed its First Pre-Hearing Submission, Eurimex withdrew all of its U.S. antitrust law claims. A hearing on the merits of the dispute is scheduled to be held in May 2003.

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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Class A Common Stock is traded on the Nasdaq National Market under the symbol "ROAC." There is currently no established public trading market for the Class B Common Stock.  However, the Class B Common Stock is convertible at anytime into shares of Class A Common Stock. The Class A Common Stock commenced public trading on October 21, 1997. The table below sets forth the quarterly high and low sales prices for the Class A Common Stock for each full quarterly period during fiscal years 2001 and 2002, compiled from information supplied by Nasdaq. All prices represent inter dealer quotations without retail mark ups, mark downs or commissions, and may not necessarily represent actual transactions.

	2001
	HIGH	LOW

First Quarter...............................................................................................................................	5.95	4.57
Second Quarter .........................................................................................................................	5.29	5.14
Third Quarter..............................................................................................................................	6.10	5.86
Fourth Quarter............................................................................................................................	5.39	5.24

	2002
	HIGH	LOW

First Quarter..................................................................................................................................	6.16	5.94
Second Quarter.............................................................................................................................	6.94	6.82
Third Quarter................................................................................................................................	5.09	4.76
Fourth Quarter..............................................................................................................................	5.19	4.96

 As of March 21, 2003, based upon information provided by the Company's transfer agent, there were 260 record holders of Class A Common Stock and 26 record holders of Class B Common Stock, which numbers do not include stockholders who beneficially own shares held in street name by brokers.

Holders of the Common Stock are entitled to receive such dividends as may be legally declared by the board of directors and, in the event of dissolution and liquidation, to receive the net assets of Rock of Ages remaining after payment of all liabilities, in proportion to their respective holdings. The Company did not declare dividends during 2001 or 2002.

RECENT SALES OF UNREGISTERED SECURITIES

The Company made no sales of unregistered securities during fiscal 2002.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated historical financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for and as of the end of each of the years in the five-year period ended December 31, 2002 are derived from the consolidated financial statements of the Company, which financial statements have been audited by KPMG LLP, independent certified public accountants ("KPMG"). The following selected consolidated financial data should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of the Company, including the notes thereto, referred to in Item 8.

	YEAR ENDED DECEMBER 31,

	1998	1999	2000	2001	2002

	(U.S. $ IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues:
Quarrying	$19,225	$22,181	$22,887	$25,775	$29,735
Manufacturing	44,294	37,414	27,184	22,228	19,726
Retailing	18,597	36,933	40,622	43,159	38,449
Cemeteries	—	—	—	3,143	4,604
Total net revenues	82,746	96,527	90,693	94,305	92,514

Gross Profit:
Quarrying	8,780	9,973	9,871	11,347	12,984
Manufacturing	10,842	7,791	6,801	5,422	5,521
Retailing	10,799	19,579	22,389	25,461	21,314
Cemeteries	—	—	—	818	2,009
Total gross profit	30,421	37,344	39,061	43,048	41,218
Selling, general and administrative expenses	20,371	31,241	33,164	36,707	35,868
Loss on disposal of assets	—	845	—	2,534	—
Income from operations	10,049	5,258	5,897	3,807	5,960
Interest expense	511	2,034	2,143	1,758	738
Income before provision for income taxes	9,539	3,224	3,754	2,049	5,222
Provision for income taxes	2,303	1,395	1,291	1,616	1,427
Net income before cumulative effect of changes in accounting principles	$7,236	$1,829	$2,463	$433	$3,795
Cumulative effect in prior years of changes in accounting principles	—	(150)	—	—	(28,710)
Net income	7,236	1,679	2,463	433	(24,915)
Net income per share - basic:
Net income before cumulative effect of changes in accounting principles	$0.98	$0.24	$0.33	$0.06	$0.48
Cumulative effect in prior years of changes in accounting principle	—	(0.02)	—	—	(3.65)
Net income per share	0.98	0.22	0.33	0.06	(3.17)
Net income per share - diluted:
Net income before cumulative effect of changes in accounting principles	$0.91	$0.23	$0.33	$0.06	$0.48
Cumulative effect in prior years of changes in accounting principle	—	(0.02)	—	—	(3.64)
Net income per share	0.91	0.21	0.33	0.06	(3.16)
Weighted average number of shares outstanding	7,349	7,509	7,447	7,606	7,848
Weighted average number of shares outstanding assuming dilution	7,984	7,826	7,576	7,676	7,880

	YEAR ENDED DECEMBER 31,

	1998	1999	2000	2001	2002

BALANCE SHEET DATA:
Cash and cash equivalents	$4,701	$4,877	$9,501	$3,435	$6,185
Working capital	26,520	18,386	28,875	16,794	31,508
Total assets	121,893	130,669	135,554	153,793	125,834
Long-term debt, net of current maturities	12,880	12,620	18,527	323	12,832
Stockholders' equity	85,837	86,382	88,720	89,670	62,646

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS

GENERAL

Rock of Ages is an integrated quarrier, manufacturer, distributor and retailer of granite and products manufactured from granite. The Company also owns and operates cemeteries. The quarry division sells granite blocks both to the manufacturing division and to outside manufacturers, as well as to customers in Europe and Japan. The manufacturing division's principal product is granite memorials used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications. The retail division primarily sells granite memorials directly to consumers. The cemetery division sells cemetery property and funeral and cemetery products and services both at the time of need and on a preneed basis.

During the year ended December 31, 1998, the Company acquired 13 retail monument companies, thereby expanding its retail presence to locations in Georgia, Iowa, Illinois, Minnesota, Nebraska, New Jersey, Pennsylvania, Ohio and South Dakota. During the year ended December 31, 1999, the Company acquired an additional 13 retail monument companies and in so doing strengthened its existing retail presence in certain states while expanding its retail presence in Connecticut, Rhode Island, Massachusetts and Wisconsin. In 2000, the Company acquired 2 memorial retailers in 2 separate and independent transactions, thereby acquiring 3 retail sales outlets in the states of Connecticut and Iowa.  The Company also acquired 16 cemetery properties and 1 memorial retailer located in the state of Kentucky as of January 2, 2001. The Company paid a total aggregate purchase price in the 2000 Acquisitions of approximately $655,000, all of which was paid in cash; and approximately $7.5 million for the Kentucky cemeteries and retailer acquired in January 2001, $6.8 million of which was paid in cash with the remainder payable in installments through 2004.

During the second quarter of 2001 the Company sold an idled Saw Plant in Barre, Vermont in which cash of $300,505 was received in exchange for assets with the carrying value of $515,433.

During the third quarter of 2001 the Company completed the sale of SMI and Childs & Childs manufacturing plants and the Royalty and Millstone quarries in Elberton, Georgia in which total cash of $3,250,000 net of closing costs of $287,467 was received and notes receivable were recorded for a total of $1,640,000 in exchange for assets with the carrying value of $6,121,693.

During the first quarter of 2002, the Company completed the sale of the Lawson manufacturing plant in Barre, Vermont for $2,550,000 of which $2,300,000 in cash and $250,000 in a note receivable was received in exchange for $3,346,219 of assets. This sale is consistent with the Company's desire to dispose of certain unprofitable operations and to reallocate resources from the manufacture of commodity memorials and focus on its retail strategy.

The loss on sale of assets reported for the year ending December 31, 2001, includes a non-tax deductible disposal of intangible assets of approximately $3.7 million. Taxable income resulted from the sale of the inventory and property and equipment, the impact of which was recorded in the three month ended September 30, 2001. The sale of these assets is not expected to have any material effect on income taxes in future periods.

Critical Accounting Policies

Our critical accounting policies are as follows: Revenue recognition, impairment of long-lived assets, valuation of deferred income taxes and accounting for pensions.

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

The quarry division recognizes revenue from sales of granite blocks when the granite is shipped or when the customer selects and identifies the blocks at the quarry site and the customer requests the Company to store the block. At that time, the block is removed from the Company's inventory, the customer's name is printed on the block, and title and risk of ownership passes to the buyer. In many cases, granite blocks owned by customers remain on the Company's property for varying periods of time after title passes to the buyer. Payment terms are less 5% 30 days, net 30 days, except the December terms described below. Sales of the Company's blocks are FOB quarry and the Company retains the obligation to load customer's blocks on trucks. At its Barre, Vermont location, sales are FOB Barre, Vermont and the Company retains a delivery obligation using the Company's trucks for block customers in Barre. The customer may take delivery at any time determined by the customer, but all invoices must be paid in accordance with their terms when due whether or not the customer requests delivery.

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

The cemetery division's revenue from preneed sales of funeral services, and cemetery services and merchandise is deferred until the period in which the services or merchandise is delivered. On the balance sheet the full contract amount is included in prearranged deferred revenue, a liability. The corresponding receivable due from the customer is reflected in prearranged receivables, an asset, and the corresponding cash received from the customer is reflected part in prearranged receivables (for the portion placed in trust) and part in cash (for the portion the Company is allowed to retain). Indirect costs of marketing are expensed in the period in which they are incurred. When the service or merchandise is delivered, the Company recognizes as revenue the full contract amount plus all trust earnings associated with that contract. The Company cannot predict when the existing contracts will mature but it is estimated that most contracts will have an average life of ten to fifteen years and in some cases greater than fifteen years. The amount of prearranged deferred revenue at December 31, 2002 was $21,845,430.

Impairment of long-lived assets

The Company's long-lived assets consist primarily of property and equipment and, prior to 2002, goodwill. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or change in utilization of property and equipment.

Recoverability of property and equipment is measured by comparison of the carrying amount to estimated future undiscounted net cash flows the assets are expected to generate. Those cash flows include an estimated terminal value based on a hypothetical sale at the end of its depreciation period. Estimating these cash flows and terminal values requires management to make judgments about the growth in demand for our services, sustainability of gross margins, and our ability to integrate acquired companies and achieve economies of scale. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the long-lived asset exceeds its fair value.

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

Conditions that contributed to the goodwill impairment in Retail were an underestimation of the amount of time required to fully integrate the branding strategy through the retail network and the difficulty in increasing profitability in the timeframe expected and to the extent anticipated prior to the retail acquisitions.  Conditions that contributed to the goodwill impairment in Cemeteries were lower than expected revenues and greater selling and administrative costs, which the Company believes are, to some extent, temporary but are significant enough to affect the fair value determination.

Valuation of deferred income taxes

As of December 31, 2002, the Company had net deferred tax assets of $7,109,000. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependant upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has recorded a valuation allowance of $4,638,000 against the alternative minimum tax credit carry-forwards and other deferred tax assets. Based upon the projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes that it is more likely than not that the company will realize the benefit of these unreserved net deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

Accounting for pensions

The Company provides defined benefit pension and other postretirement benefit plans for certain of its employees. Accounting for these plans requires the use of actuarial assumptions including estimates on the expected long-term rate of return on assets and discount rates. In order to make informed assumptions management relies on outside actuarial experts as well as public market data and general economic information. If changes in any of these assumptions occur, they may materially affect certain amounts reported on the Company's balance sheet. In particular, a decrease in the expected long-term rate of return on plan assets could result in an increase in the Company's pension liability and a charge to equity.

The following table sets forth certain historical statement of operations data as a percentage of net revenues with the exception of quarrying, manufacturing and retailing gross profit, which are shown as a percentage of quarrying, manufacturing and retailing revenues, respectively.

	YEAR ENDED DECEMBER 31,

	2000	2001	2002

STATEMENT OF OPERATIONS DATA:
Net Revenues:
Quarrying	25.2%	27.3%	32.1%
Manufacturing	30.0%	23.6%	21.3%
Retailing	44.8%	45.8%	41.6%
Cemeteries	—	3.3%	5.0%

Total net revenues	100.0%	100.0%	100.0%
GROSS PROFIT:
Quarrying	43.1%	44.0%	43.7%
Manufacturing	25.0%	24.4%	28.0%
Retailing	55.1%	59.0%	55.4%
Cemeteries	—	26.0%	43.6%

Total gross profit	43.1%	45.6%	45.2%
Selling, general & administrative expenses	36.6%	39.0%	38.8%
Loss on disposal of assets	—	2.7%	—
Income from operations	6.5%	3.9%	6.4%
Interest expense	2.4%	1.9%	0.8%
Income before provision for income taxes	4.1%	2.0%	5.6%
Provision for income taxes	1.4%	1.7%	1.5%
Net income before cumulative effect of changes in accounting principles	2.7%	0.5%	4.1%
Cumulative effect in prior years of changes in accounting principles	—	—	(31.0%	)
Net income (loss)	2.7%	0.5%	(26.9%	)

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001.

Revenues for the fiscal year ended December 31, 2002 decreased 2.0% to $92.5 million from $94.3 million for the year ended December 31, 2001. Quarrying revenues were $29.7 million for the year ended December 31, 2002 compared to $25.8 million for the year ended December 31, 2001. The increase was largely due to strong customer demand for our Bethel White, Gardenia White and Salisbury Pink granites as well as increased revenues from the Pennsylvania Black quarry as a result of increased production and improved quarry yields.

Manufacturing revenues were $19.7 million for the year ended December 31, 2002 compared to $22.2 million for the year ended December 31, 2001. The decrease was a result of the sale of Childs in 2001, a decrease in the number of independent authorized retailers, and a decrease in sales in our Industrial Products Division as a result of decreased demand for those products due to the current general economic slowdown.  These decreases were partially offset by revenue recognized on a large memorial for World War II, increased shipments of mausoleums and other feature memorials. While the company expects a decrease in revenue as a result of the loss in customer base associated with the Sale of Lawson in January 2002, it expects that this decrease will be partially offset by an increase in revenues and percent of branded sales from its remaining customer base.

Retailing revenues were $38.4 million for the year ended December 31, 2002 compared to $43.2 million for the year ended December 31, 2001. Over the past 3 years, the Company's retail order receipts have averaged approximately $40 million per year. In 2001, the Company decreased its backlog of orders by approximately $3.0 million resulting in revenues in excess of the average annual order receipts. The decrease in revenue in 2002 is a result of insufficient order receipts from the Company's retail outlets that would have been required to maintain the prior year's level due in part to the closure of certain unprofitable stores in the latter part of 2001 and in 2002.

Cemetery revenues were $4.6 million for the year ended December 31, 2002 compared to $3.1 million for the year ended December 31, 2001. The increase results principally from of the recognition of approximately $800,000 in revenue in 2002 from the completion of a large project that was pre-sold as well as increased sales of lots and at-need markers, which we believe resulted from increased sales staff. The completion and subsequent recognition of revenue on projects that are pre-sold is common in the industry but not expected to be a consistent part of our revenues in future periods.

Gross profit dollars for the fiscal year ended December 31, 2002 decreased 3.0% to $41.8 million from $43.0 million for the fiscal year ended December 31, 2001. Gross profit percentage decreased to 45.2% in fiscal 2002 from 45.6% in fiscal 2001.

Quarrying gross profit was $13.0 million or 43.7% of quarrying revenue for the year ended December 31, 2002 compared to $11.3 million or 44.0% of quarrying revenue for the year ended December 31, 2001. During 2002, the Company elected to change the method of valuing inventory in the quarry division from a First-In, First-Out method to a Specific Annual Average Cost method. The effect of the change in 2002 was to decrease operating income by $789,447. The Company believes the Specific Annual Average Cost method more accurately matches costs with revenue, resulting in an enhanced measurement of operating results. (See note 3 of the financial statements.) The increase in gross profit dollars was attributable to an increase in revenue, an increase in yields at the Bethel White, Pennsylvania Black, and Gardenia White quarries as well as a decrease in the amount of profit transferred to the manufacturing division as a result of lower sales to that division. The slight decrease in gross margin percentage was a result of decreased quarry yields and higher repair and maintenance costs in the Barre Gray quarry, which was almost entirely offset by an increase in gross margin percentage at the Pennsylvania Black and Gardenia White quarries.

Manufacturing gross profit was $5.5 million or 28.0% of manufacturing revenue for the year ended December 31, 2002 compared to $5.4 million or 24.0% of manufacturing revenue for the year ended December 31, 2001. The increase in gross margin percentage is a result of improved operations in our Barre manufacturing facility as well as a more favorable product mix in this facility compared to the same period in 2001. The sale of Lawson, which was completed in January 2002, also had a positive effect on gross margins due to the elimination of traditionally low margin customers and a strong focus on the Company's core authorized dealer network resulting in increased branded sales, which have historically had higher gross margins than unbranded sales. In connection with the Lawson sale, the Company entered into a seven-year contract to purchase memorials from the new owner. Although there are many alternative suppliers of granite memorials, the Company is dependent on this arrangement to provide product to its customers and believes it will continue to be favorable for the Company.

Retailing gross profit was $21.3 million or 55.4% of retailing revenue for the year ended December 31, 2002 compared to $25.5 million or 59.0% of retailing revenue for the year ended December 31, 2001. The decrease in dollars and percentage was attributable to the lower revenues in 2002 and an associated decrease in operational efficiencies.

Cemetery gross profit was $2.0 million or 43.6% of cemetery revenue for the year ended December 31, 2002 compared to $818,000 or 26.0% of cemetery revenue for the year ended December 31, 2001. The increase in gross margin percentage is a result of improved operations as the Company continues to implement strategies to achieve a stronger sales force and cut or maintain costs in the groundskeeping and maintenance operations. In addition, the Company recognized approximately $400,000 in gross margin from the completion of a large project that was pre-sold as discussed above.

Selling, general and administrative expenses for 2002 decreased 2.3% to $35.9 million from $36.7 million for the year ended December 31, 2001. As a percentage of net sales, these expenses for 2002 decreased slightly to 38.8% from 39.0%. The decrease is a result of lower commission expense in the retail segment as well as a decrease in SG&A in the Company's manufacturing group due principally to the sale of the Lawson plant . These decreases were offset by increased legal expenses in the quarry segment as a result of the Eurimex arbitration proceeding (see Item 3 "Legal Proceedings") and an increase in corporate administrative expenses related, in part, to a one-time severance payment to a former Company officer.

Interest expense for the fiscal year ended December 31, 2002 decreased to $738,000 from $1.8 million for the fiscal year ended December 31, 2001. This decrease was due to lower interest rates under the Company's credit facilities as well as a reduction in debt funded by cash from operations and from the proceeds of the sale of SMI, Childs, the Royalty Quarries ("Royalty") and Lawson.

Income taxes as a percentage of earnings before taxes decreased to 27.3% in 2002 from 78.9% in 2001. The high rate in 2001 was the result of the disposition of the quarrying and manufacturing assets for which the write down of goodwill was non-deductible for tax purposes. The 2002 tax rate is consistent with the company's historical rate.

The cumulative effect in prior years of changes in accounting principles for the year ended December 31, 2002 was a loss of $28.7 million compared to $0 for 2001. The loss consisted primarily of a write-down of $28.4 million in goodwill (net of tax benefit of $5.3 million) as a result of adopting SFAS 142 as well as a change in accounting method for quarry inventory, which resulted in a $280,000 write-down of inventory (net of tax benefit of $107,000). (See notes 2 and 3 of the financial statements for additional information.)

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000.

Revenues for the fiscal year ended December 31, 2001 increased 4.0% to $94.3 million from $90.7 million for the year ended December 31, 2000. Quarrying revenues were $25.8 million for the year ended December 31, 2001 compared to $22.9 million for the year ended December 31, 2000. The increase was largely due to strong customer demand for Bethel and Gardenia White granite and  increased revenues from the Salisbury quarry as a result of the Company implementing its "direct to the customer" sales model.

Manufacturing revenues were $22.2 million for the year ended December 31, 2001 compared to $27.2 million for the year ended December 31, 2000. The decrease was due to poor shipments in the first quarter of 2001 as a result of difficult weather conditions, a decrease in the number of independent authorized retailers, and a decrease in demand for the Company's industrial products that are sold to the high tech industry due to a general softening in that business sector. The Company's sale of Childs and SMI, which were completed in 2001, and the sale of Lawson, which was completed in January 2002, were consistent with the Company's desire to focus on the manufacture of branded memorials for its authorized retail network and its owned retail stores.

Retailing revenues were $43.2 million for the year ended December 31, 2001 compared to $40.6 million for the year ended December 31, 2000. The increase was a result of additional branded sales at the retail locations and favorable seasonal factors in 2001 which allowed for those retailers affected by weather to have greater cemetery settings in the fourth quarter of 2001 compared to the same period in 2000.

Cemetery revenues were $3.1 million for the year ended December 31, 2001. The Company acquired the cemeteries in January 2001 and had no comparable data for 2000.

Gross profit dollars for the fiscal year ended December 31, 2001 increased 10.2% to $43.0 million from $39.0 million for the fiscal year ended December 31, 2000. Consolidated gross profit percentage increased to 45.6% in fiscal 2001 from 43.1% in fiscal 2000.

Quarrying gross profit was $11.3 million or 44.0% of revenue for the year ended December 31, 2001 compared to $9.9 million or 43.1% of quarrying revenue for the year ended December 31, 2000. The increase was principally due to increased operational efficiencies at the Bethel quarry and an increase in reported revenue at the Salisbury quarry as a result of the company terminating the distribution agreement with Eurimex. See Item 3 "Legal Proceedings." These increases were partially offset by a decrease in gross profit at the Pennsylvania Black quarry due to short-term higher than anticipated quarry development costs.

Manufacturing gross profit was $5.4 million or 24.0% of manufacturing revenue for the year ended December 31, 2001 compared to $6.8 million or 25.0% of manufacturing revenue for the year ended December 31, 2000. The decline in gross profit dollars was primarily a result of the decreased revenues discussed above as well as a decrease in profitability in the industrial products business due to a general softening in the technology business sector.

Retailing gross profit was $25.5 million or 59.0% of retailing revenue for the year ended December 31, 2001 compared to $22.4 million or 55.1% of retailing revenue for the year ended December 31, 2000. This increase was primarily attributable to an increase in branded sales as a result of the Company's strong emphasis on the branding strategy.

Selling, general and administrative expenses for 2001 increased 10.6% to $36.7 million from $33.2 million for the fiscal year ended December 31, 2001. As a percentage of net sales, these expenses for 2001 increased to 39.0% from 36.6%. This increase is a result of additional legal expenses in the quarry segment as a result of the Eurimex arbitration proceedings and the higher selling expenses associated with the cemetery segment that the company acquired in January 2001.

Interest expense for the fiscal year ended December 31, 2001 decreased to $1.8 million from $2.1 million for the fiscal year ended December 31, 2000. This decrease was due to lower interest rates under the Company's credit facilities as well as a reduction in debt funded by cash from operations and from the proceeds of the sale of SMI, Childs and Royalty.

Income taxes as a percentage of earnings before taxes increased to 78.9% in 2001 from 34.4% in 2000. This increase was a result of the disposition of the quarrying and manufacturing assets for which the write down of goodwill was non-deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. The Company considers its liquidity to be adequate to meet its long and short-term cash requirements to fund operations and pursue its growth strategy. Historically, the Company has met these requirements primarily from cash generated by operating activities and periodic borrowings under the commercial credit facilities described below. The Company anticipates that there may be future acquisitions, as it pursues its growth strategy that may require external financing from our existing credit facility.

In January 2003, the Company repurchased 500,500 shares of its common stock for a total of $2,602,600 as part of its share buy back program. Upon completion of this transaction, the Company has repurchased a total of 676,200 shares for $3,359,269 under the share buy back program.  There remains 323,800 shares authorized to be purchased under the current repurchase program. The Company will continue to repurchase shares on an opportunistic basis determined by, among other things, current debt levels, anticipated uses of capital, the price of the stock and the general market conditions.

As a result of the accumulated benefit obligations of the Company's pension benefit plan exceeding the fair market value of the plans' assets, the Company has recorded a $3.1 million minimum liability, through a charge to equity during 2002 of $1.6 million, net of taxes of $679,000. This charge is reflected as a reduction to other comprehensive income (loss). In addition, the Company made a payment to fund the plan of $1.4 million in 2002,which was the maximum allowable deductible amount for tax purposes. Based on current market conditions and the related impact on the fair value of plan assets, additional funding of this extent may be warranted in the future and the Company believes it will be able to fund such contributions either from cash from operations or borrowing under its credit facilities.

Cash Flow. At December 31, 2002, the Company had cash, cash equivalents and marketable securities of approximately $6.2 million and working capital of approximately $31.5 million, compared to approximately $3.4 million and $16.8 million, respectively, at December 31, 2001 and $9.5 million and $28.9 million, respectively, at December 31, 2000.

For the fiscal year ended December 31, 2002, net cash provided by operating activities was $6.9 million compared to $11.6 million for the year ending December 31, 2001 and $4.7 million for the year ended December 31, 2000. Net income, adjusted for a total of $32.2 million in non-cash items, including the cumulative effect of a change in accounting principle net of tax effects, was $6.3 million for the year ending December 31, 2002. This compares to net income adjusted to a total of $7.9 million compared to $7.3 million in the corresponding period of 2001 and net income adjusted for a total of $5.6 million in non-cash charges of $8.1 million in 2000. Changes in working capital and other assets and liabilities used cash of $406,000 in the year ending December 31, 2002 which was a result of a decrease in inventory, an increase in accrued pension costs and a net difference of $1.0 million between the decrease in deferred revenue as a result of completing cemetery contracts and the cash received (represented by a decrease in prearranged receivables). These changes were offset by, among other things, an increase in receivables and an increase in intangible pension assets. In 2001, the changes in working capital and other assets and liabilities provided cash of $3.2 million mainly as a result of increased payables as well as a decrease in receivables. In 2000, working capital changes used cash of $3.4 million. Net cash used in investing activities was $1.8 million in the year ending December 31, 2002 as a result of capital purchases which was partially offset by cash received from the sale of the Lawson facility, compared to $7.6 million used in investing activities in the corresponding period of 2001 as a result of the purchase of the cemeteries and other capital purchases partially offset by cash received in the sale of Childs, SMI and Royalty. In 2000, cash used in investing activities was $2.8 million. Net cash used in financing activities in the year ending December 31, 2002 was $2.4 million, which consisted primarily of principal payments on long-term debt funded from operations compared to $9.6 million in the corresponding period of 2001 which also consisted of principal payments on long-term debt as well as repayments of the Company's line of credit. In 2000, net cash provided by financing activities was $2.9 million which consisted of $3.3 million repayment on credit facilities which was offset by $6.5 million in new borrowings under the credit facilities which was used in 2001 for the purchase of the Cemeteries.

Capital Resources. The Company has a credit facility with the CIT Group/Business Credit ("CIT"). The facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable, inventory and certain fixed assets. As of December 31, 2002, the Company had $12.5 million outstanding and $17.5 million available under the term loan line of credit and $4.4 million outstanding and $15.6 million available under the revolving credit facility.

The Company has a multi-tiered interest rate structure on its outstanding debt with CIT. As of December 31, 2002, the interest rate structure was as follows:

	Amount	Formula	Effective Rate

Revolving Credit Facility	$4.4 million	Prime - 0.50%	3.75%

Term Loans	12.5 million	LIBOR + 1.75%	3.17%

The Company can elect the interest rate structure under the credit facility based on the prime rate or LIBOR for both the revolver and the term loan. Under the credit facility, which was renewed in 2002, the interest rate structure was amended to reduce the incremental rate by 25 basis points, which would currently place the revolver at LIBOR plus 1.50%. The interest rate structure on the revolver based on the prime rate remains unchanged at Prime less .50%, and the interest rate structure on the Term Loan under either the Prime Rate or the LIBOR election is unchanged at LIBOR plus 1.75% or Prime less .25%.

The incremental rate above or below prime and above LIBOR is based on the Company's Funded Debt to Net Worth Ratio and the Company is currently at the most favorable increments available.

As of December 31, 2002, the Company also had $4.0 million CDN available and $0 outstanding under a demand revolving line of credit with the Royal Bank of Canada.

Contractual Obligations.

Contractual Cash Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt (1)	$13,037,666	$205,311	$61,024	$12,520,334	$250,997
Operating Leases (2)	2,755,535	1,035,263	1,120,659	599,613	—
Purchase Obligations (3)	18,000,000	3,000,000	6,000,000	6,000,000	3,000,000

Total Obligations	$33,793,201	$4,240,574	$7,181,683	$19,119,947	$3,250,997

(1)	Long-Term Debt consists of various notes payable (see note 6 of the financial statements) for general business use and strategic acquisitions, which will be funded from a combination of cash flow from operations and its existing credit facilities.

(2)	Operating Leases are principally for real estate (see note 4 of the financial statements) and will be funded from a combination of cash flow from operations and its existing credit facilities.

(3)	The purchase obligation is a supply agreement with Adams Granite Co. The Company has agreed to purchase a minimum of $3,000,000 of monuments from Adams Granite each year for a term of seven years with various stipulations as to variations from the "minimum order" and pricing agreements (see note 4 of the financial statements), and will be funded from a combination of cash flow from operations and its existing credit facilties.

The Company's primary need for capital will be to maintain and improve its manufacturing, quarrying, and retail facilities and to finance acquisitions as part of its growth strategy. The Company has approximately $5.0 million budgeted for capital expenditures in 2003.  The Company believes that the combination of cash flow from operations, its existing credit facilities, and/or its new credit facility will be sufficient to fund its operations for at least the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145, "Rescission of FASB Statement No.'s 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," effective for fiscal years beginning May 15, 2002 or later. It rescinds SFAS No. 4 , "Reporting Gains and Losses From Extinguishments of Debt," SFAS No. 64, "Extinguishments of Debt to Satisfy Sinking-Fund Requirements," and SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement also amends SFAS No. 13, "Accounting for Leases" to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarifying meanings or describe their applicability under changed conditions. The Company does not believe the impact of adopting SFAS No. 145 will have a material impact on its financial statements.

In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company is assessing the impact adoption of SFAS No. 146 will have on its financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The disclosure requirements will be effective for the Company's second quarter of fiscal 2003. Management does not expect the adoption of FIN 45 to have a material impact on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment of SFAS 123." SFAS No. 148 provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Furthermore, SFAS No. 148 mandates new disclosures in both interim and year-end financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material impact on the Company's financial position or results of operation.

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

Our ability to continue to grow depends in part upon the acquisition of additional companies. We cannot assure you that we will identify suitable acquisition candidates, or that we will be able to consummate transactions on acceptable terms. Further, even if we successfully acquire additional companies, we cannot assure you that we will be able to successfully integrate the operations of such companies with our own. We intend to finance acquisitions through a combination of available cash resources, bank borrowings, and, in appropriate circumstances, the issuance of equity and/or debt securities. Acquiring additional companies will have a significant effect on our financial position, and could cause substantial fluctuations in our quarterly and yearly operating results. Also, acquisitions may result in the recording of significant goodwill and intangible assets on the Company's financial statements, the write-off of which would reduce reported earnings at the point in time the goodwill is deemed impaired. With respect to retail acquisitions, goodwill impairment could be incurred at the closing of the acquisition.

Opening new stores is a component of our growth strategy and entails uncertainties and risks that could adversely affect our profitability.

Our ability to continue to grow our retail business will depend in part upon our ability to open new retail stores in selected locations. Our success in opening new retail stores will depend on our ability to identify suitable locations for opening new retail stores on acceptable terms, our ability to attract and retain competent management and sales personnel, and our ability to form strategic alliances and relationships with local funeral homes, cemeteries and other death care professionals, and our ability to attract customers to our new stores. It is unlikely that new retail stores that we open will generate significant profits in the early stages, and many new stores will lose money for the first few years of operation. Accordingly, opening new retail stores may adversely affect our business or profitability.

If we are unable to maintain our relationships with independent retailers, our sales may not continue to grow and could decline.

We have historically sold our granite memorials to consumers through independent retailers. Over the past five years, we have acquired  26 retailers with approximately 100 retail outlets in 15 states. However, we are still dependent in part on our independent retailers for the successful distribution of our products to the ultimate customer. We have no control over the independent retailers' operations, including such matters as retail price, advertising and marketing. Three important components of our growth strategy are to continue to acquire retailers, open new retail stores in selected markets and pursue strategic alliances with funeral homes, cemetery owners, and other death care professionals. Although we have taken steps to reduce conflicts between our owned retail stores and our independent retailers, the implementation of these elements of our strategy has in the past been, and may in the future be construed by some of our existing independent retailers as an effort to compete with them. In certain cases, this has adversely affected their relationship with us and caused them to decrease or cease their purchases of our products. These issues may continue to arise as we pursue our growth strategy. In addition, the granite memorial retail industry is characterized by significant barriers to entry created by local heritage, community presence and tradition. Consequently, we have experienced and may continue to experience difficulty replacing retailers or entering particular retail markets in the event of a loss of an independent retailer. We cannot assure you  that we will be able to maintain our existing relationships or establish new relationships with independent retailers. Disruption in our relationships with independent retailers could impede our sales growth or cause sales to decline, which would adversely affect our business and financial results.

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

The dimension stone industry is highly competitive. The Company competes with other dimension stone quarriers, including quarriers of granite, marble, limestone, travertine and other natural stones.  The Company also competes with manufacturers of so-called "engineered stone" as well as manufacturers of other building materials like concrete, aluminum, glass, wood and other materials. The Company competes with providers of these materials on the basis of price, availability of supply, end-user preference for certain colors, patterns or textures, and other factors.

The granite memorial industry is also highly competitive. The Company competes with other granite quarriers and manufacturers in the sale of granite blocks for memorial use on the basis of price, color, quality, geographic proximity, service, design availability, production capability,  availability of supply and delivery options. All of the Company's colors of granite are subject to competition from memorial grade granite blocks of similar color supplied by quarriers located throughout the world. There are approximately 140 manufacturers of granite memorials in North America. There are also manufacturers of granite memorials in India, South Africa, China and Portugal that sell finished memorials in North America.

The Company's quarrying and manufacturing competitors include both domestic and international companies, some of which may have greater financial, technical, manufacturing, marketing and other resources than the Company. Foreign competitors of the Company may have access to lower cost labor and better commercial deposits of memorial grade granite, and may be subject to less restrictive regulatory requirements than the Company. For example, companies in South Africa, India, China and Portugal also manufacture and export finished granite memorials into North America which compete with the Company's products.

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

The sale of cemetery lots and related products is highly competitive. The competition is based upon price, geographic locations, and the overall aesthetics, maintenance and upkeep of the cemetery. Competitors include churches and municipalities that own and operate cemeteries, and other cemetery owners, including consolidators, which may have greater financial resources than the Company.

We cannot assure you that domestic or foreign competition will not adversely impact our business.

Sales of our products are seasonal and may cause our quarterly operating results to fluctuate.

 Historically, our operations have experienced certain seasonal patterns. Generally, our net sales are highest in the second or third quarter and lowest in the first quarter of each year due primarily to weather. Cemeteries in northern regions generally do not accept granite memorials during winter months when the ground is frozen because they cannot be properly set. We typically close certain of our Vermont and Canadian quarries during these months because of increased operating costs attributable to weather conditions. We have historically incurred an aggregate net loss during the first six months of each calendar year. Our operating results may vary materially from quarter to quarter due to, among other things, acquisitions, changes in product mix and limitations on the timing of price increases, making quarterly year-to-year comparisons less meaningful.

Our competitive position could be harmed if we are unable to protect our intellectual property rights.

We believe that our tradenames, trademarks, brands, designs and other intellectual property are of great value, and we rely on trademark, copyright and other proprietary rights laws to protect our rights to this valuable intellectual property. Third parties may in the future try to challenge our ownership of our intellectual property. In addition, our business is subject to the risk of third parties counterfeiting our products or infringing on our intellectual property rights. We may need to resort to litigation in the future to protect our intellectual property rights, which could result in substantial costs and diversion of resources. Our failure to protect our intellectual property rights, most notably the Rock of Ages trademark, could have a material adverse effect on our business and competitive position.

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

 We derived approximately 23% of our revenues in fiscal 2002 from sales outside the United States, with approximately 9% of revenues in fiscal 2002 from sales in Canada by the Company's Canadian subsidiaries. In prior years such percentage represented by international sales has been higher. Foreign sales are subject to numerous risks, including currency conversion risks, limitations (including taxes) on the reparation of earnings, slower and more difficult accounts receivable collection and greater complication and expense in complying with foreign laws.

Sales of our ancillary products are cyclical, which may adversely affect our operating results.

 The markets for our industrial precision products, which include machine base and surface plates that are utilized in the automotive, aeronautic, computer, machine tool, optical, precision grinding and inspection industries, and granite press rolls used in the manufacture of paper, are subject to substantial cyclical variations. Sales of these products have declined significantly as a result of the recent general economic downturn and may continue to decline upon a further or sustained downturn in, or as a result of uncertainties regarding current and future economic conditions that generally affect, such industries. We cannot assure you that changes in the industries to which we sell our precision products will not adversely affect our operating results.

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

Certain provisions contained in our Certificate of Incorporation and By-laws:

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

Certain of these provisions may have the effect of discouraging, delaying or preventing a change in control or unsolicited acquisition proposals that a stockholder may consider favorable. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit or delay large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The information required for this item is included in this Annual Report on Form 10-K on Pages i through xxxiv, inclusive, and is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Certain information concerning directors and executive officers of the Company is set forth below:

Unless otherwise indicated, none of the companies or organizations referred to below is a parent, subsidiary or affiliate of the Company.

NAMES OF DIRECTORS AND EXECUTIVE OFFICERS (1)	AGE	POSITIONS WITH THE COMPANY

George R. Anderson	63	Director
Robert Campo	43	Vice President/Quarry Sales
James L. Fox	51	Director
Peter A. Friberg	52	Senior Vice President/Corporate Development
Douglas S. Goldsmith	33	Chief Financial Officer/Vice President of Finance and Administration, Treasurer
Jon M. Gregory	53	President and Chief Operating Officer/Quarries Division, Director
Richard C. Kimball	62	Director, Chief Strategic and Marketing Officer
Donald Labonte	41	President and Chief Operating Officer/Manufacturing Division
Dennis I. Merchant	52	Vice President/Retail Operations
Douglas M. Schair	58	Director
Terry Shipp	45	President and Chief Operating Officer/Retail Division
Kurt M. Swenson	58	President, Chief Executive Officer and Chairman
Michael B. Tule	41	Vice President, General Counsel and Secretary
Charles M. Waite	70	Director
Frederick E. Webster Jr.	65	Director

_________

(1)	Each executive officer serves for a term of one year (and until his successor is chosen and qualified) at the discretion of the Board of Directors.

George R. Anderson has been a director of the Company since 1984. From 1984 until February 1999, Mr. Anderson was also Chief Financial Officer and Treasurer. Mr. Anderson joined the Company in 1969 as Chief Accountant and subsequently held the position of Controller. He is a director of the Barre Granite Association and a trustee of the Granite Group Insurance Trust and the Barre Belt Multi-Employer Pension Plan. Mr. Anderson's current term as a director will expire in 2005.

Robert Campo has been Vice President/Quarry Sales and Marketing since February 2003. From 1993 to 2003, he was Director of Quarry Sales and Marketing. From 1986 to 1993, Mr. Campo was District Sales Manager for the Memorials Division. From 1979 to 1986, Mr. Campo worked as a Civil Engineer Tech for the Company.

James L. Fox has been President and Chief Executive Officer of govOne Solutions, L.P., an electronic government paying service, since July 2001. From June 2000 to July 2001, he was Vice President-Corporate Development and Chief Financial Officer of Gomez, Inc., a research and consulting firm specializing in Internet quality measurement. Previously, Mr. Fox had been Vice Chairman of PFPC, Inc., a division of the PNC Financial Services Group, Inc. since December 1999. Before joining PFPC, Inc., Mr. Fox was President of First Data Investor Services Group, a division of First Data Corporation, since 1989.  Mr. Fox has been a director of the Company since October 1997. Mr. Fox's current term as a director of the Company will expire in 2004.

Peter A. Friberg has been Senior Vice President/Corporate Development since  February 2003. From June 2001 to January 2003, he was Senior Vice President/Wholesale Sales and Development. From 1998 to May 2001, Mr. Friberg was Senior Vice President/Retail Acquisitions.  From 1975 to 1995, Mr. Friberg owned and managed the Anderson-Friberg Company, a family wholesale memorial manufacturing company, in Barre, Vermont, serving as President from 1991 to 1995. From 1991 to 1993, Mr. Friberg was President of the Barre Granite Association.

Douglas S. Goldsmith has been Chief Financial Officer and Vice President of Finance and Administration since September 2001. From 1997 until September 2001, Mr. Goldsmith served as the Chief Information Officer of the Company. From 1991 to 1997, he held various positions in the engineering department, and was responsible for the integration of the Company's information systems for the manufacturing operations in the U.S. and Canada.

Jon M. Gregory has been President and Chief Operating Officer/Quarries Division of the Company since 1993. Mr. Gregory was elected by the Board of Directors to his current directorship in October 1998. Between 1975 and 1993, Mr. Gregory served in various positions, including Senior Vice President-Memorials Division, Manager of Manufacturing and line production supervisor. Mr. Gregory's current term as a director will expire at the 2003 annual shareholders meeting.

Richard C. Kimball has been Chief Strategic and Marketing Officer since January 2001. From 1993 to January 2001, he was Vice Chairman and Chief Operating Officer/Memorials Division of the Company. He has been a director of the Company since 1986. Prior to joining the Company, Mr. Kimball served as a director, principal and President of The Bigelow Company, Inc., a strategic planning and investment banking firm from 1972 until 1993. Mr. Kimball's current term as a director will expire at the 2003 annual shareholders meeting.

Donald Labonte has been President and Chief Operating Officer/Manufacturing Division since August 2002 and has been President of Rock of Ages Canada, Inc., a wholly owned subsidiary of the Company, since 1999. From January 2002 to July 2002, he was Vice President/Manufacturing. From 1998 to 1999, he was Vice President/General Manager of Rock of Ages Canada, Inc. From 1993 to 1998, Mr. Labonte was Director of Operations of Rock of Ages Canada, Inc. From 1980 to 1993, Mr. Labonte held various positions in the manufacturing plant at Rock of Ages Canada, Inc.

Dennis I. Merchant has been Vice President/Retail Operations since August 1999. From 1984 to August 1999 he served as Manager/Manufacturing Operations.

Douglas M. Schair has been a principal of Insurance Investment Associates since 1975. From 1988 to 1998, Mr. Schair was Vice Chairman and Chief Investment Officer of Life Re Corporation. Mr. Schair is Vice Chairman of the Board of SatelLife, a nonprofit humanitarian organization dedicated to serving the health communication and information needs in the developing world. Mr. Schair has been a director of the Company since June 2001 and his current term as a director will expire in 2004.

Terry Shipp has been President and Chief Operating Officer/Retail Division since August 2002. From January 2001 to July 2002, he was Vice President/Retail Sales and Marketing. From 1997 to December 2000, he was the Sales Manager of Keith Monument Company, LLC, a wholly owned subsidiary of the Company.

Kurt M. Swenson has been President, Chief Executive Officer and Chairman of the Board of Directors of the Company since 1984. Prior to the Company's IPO in 1997, Mr. Swenson had been the Chief Executive Officer and a director of Swenson Granite Company, Inc. since 1974. Mr. Swenson currently serves as non-officer Chairman of the Board of Swenson Granite Company, LLC, a Delaware limited liability company engaged in the granite curb and landscaping business. Swenson Granite Company, LLC may be deemed an affiliate of the Company. He is also a director of the American Monument Association, the National Building Granite Quarries Association and Group Polycor International and Polycor, Inc. Mr. Swenson's current term as a director will expire at the 2003 annual shareholders meeting.

Michael B. Tule has been Vice President/General Counsel and Secretary of the Company since April 2000. From March 1996 to April 2000, he was Vice President, General Counsel and Secretary of WPI Group, Inc., now known as NEXIQ Technologies, Inc., a provider of diagnostic tools for commercial vehicles. Prior to 1996, Mr. Tule was a partner at the Manchester, New Hampshire law firm of McLane, Graf, Raulerson & Middleton.

Charles M. Waite has been a director of the Company since 1985. Since 1989, Mr. Waite has been managing partner of Chowning Partners, a financial consulting firm that provides consulting services to New England companies. Mr. Waite's current term as a director will expire in 2004.

Frederick E. Webster Jr., Ph.D. was a Professor of Management at the Amos Tuck School of Business Administration of Dartmouth College from 1965 until 2002, and is now a Professor Emeritus. He is also a management consultant and lecturer. Mr. Webster has been a director of the Company since October 1997. He is also a director of Image Max, Samuel Cabot, Inc. and Diamond Phoenix Corp.  Mr. Webster's current term as a director will expire in 2005.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires that directors, certain officers and beneficial owners of more than 10% of the Company's Common Stock file reports of initial beneficial ownership and changes in beneficial ownership of the Company's Common Stock with the Securities and Exchange Commission. Based solely upon its review of reports filed pursuant to Section 16(a) of the Exchange Act and written representations by such reporting persons, the Company believes that during fiscal year 2002 such persons made all required filings.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information with respect to the Chief Executive Officer of the Company and each of the four other most highly compensated executive officers of the Company (the "Named Executive Officers") for the years ended December 31, 2002, December 31, 2001 and December 31, 2000.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	YEAR	ANNUAL COMPENSATION SALARY BONUS			LONG-TERM COMPENSATION SECURITIES UNDERLYING OPTIONS	ALL OTHER COMPENSATION (2)

Kurt M. Swenson	2002	$420,000	(1) $	30,000	—	$2,878	(3)
Chief Executive Office and Chairman of	2001	$360,000		$30,000	—	$1,200
the Board of Directors	2000	$340,080		$0	—	$1,200

Richard C. Kimball	2002	$290,016	(1) $	30,000	—	$2,335	(3)
Chief Strategic and Marketing Officer	2001	$240,000		$30,000	—	$1,200
Director	2000	$240,000		$0	—	$1,200

Jon M. Gregory	2002	$250,008		$50,000	60,000	$1,250
President and Chief Operation Officer/	2001	$230,037		$40,000	—	$1,200
Quarries Division, Director	2000	$192,000		$0	—	$1,200

Terry Shipp (4)	2002	$204,590		$5,000	10,000	$1,250
President and Chief Operating Officer/	2001	$180,331		$15,000	—	$1,200
Retail Division	2000	—		—	—	—

Peter A. Friberg (5)	2002	$166,400		$5,000	25,000	$1,250
Senior Vice President/	2001	—		—	—	—
Corporate Development	2000	—		—	—	—

__________

(1)	Includes $60,000 and $40,008 earned but deferred at the election of Mr. Swenson and Mr. Kimball, respectively, pursuant to the Rock of Ages Key Employees Deferred Salary Plan ("Deferred Salary Plan").

(2)	In each case, represents or includes a matching contribution under the Company's 401(k) plan.

(3)	Includes $1,028 and $1,085 interest credited on deferred compensation pursuant to the Deferred Salary Plan for Mr. Swenson and Mr. Kimball, respectively, in excess of 120% of the applicable federal long-term rate.

(4)	Mr. Shipp has been President and Chief Operating Officer/Retail Division since August 2002.

(5)	Mr. Friberg has been Senior Vice President/Corporate Development since January 2003.

STOCK OPTION GRANTS

The following table sets forth information concerning options to purchase Class A Common Stock held by the Named Executive Officers that were granted during 2002. The Company has not granted any stock appreciation rights.

Name	Number of Securi- ties Underlying Options Granted	Percent of Total Op- tions Granted to Em- ployees in Fiscal Year	Exercise Price ($/Sh)	Expiration Date	Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term

					5% ($)	10% ($)

Jon M. Gregory	60,000 (1)	17%	$5.98	February 8, 2012	$225,600	$571,800
Peter A. Friberg	25,000 (1)	8%	$5.98	February 8, 2012	$94,000	$238,250
Terry Shipp	10,000 (1)	3%	$5.98	February 8, 2012	$37,600	$95,300

(1)	The options become exercisable in 20% increments on February 8, 2003, 2004, 2005, 2006 and 2007, respectively.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

None of the Named Executive Officers exercised any options during 2002.

	NUMBER OF SECURITIES UNDERLYING OPTIONS AT DECEMBER 31, 2002		VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS AT DECEMBER 31, 2002 (1)

	EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE

Kurt M. Swenson	0	0	$0	$0
Richard C. Kimball	20,000	5,000	$0	$0
Jon M. Gregory	0	60,000	$0	$0
Peter A. Friberg	0	25,000	$0	$0
Terry Shipp	10,000	15,000	$7,100	$3,550

__________

(1)	These values are calculated using the $5.65 per share closing price of the Class A Common Stock on the Nasdaq National Market on December 31, 2002.

PENSION PLANS

The Company maintains a qualified pension plan (the "Pension Plan"), and has entered into non-qualified salary continuation agreements (the "Salary Continuation Agreements") with certain officers of the Company, including the Named Executive Officers listed in the table on the next succeeding page. The Company's Pension Plan is noncontributory and provides benefits based upon length of service and final average earnings. Generally, employees age 21 with one year of continuous service are eligible to participate in the Pension Plan. The annual pension benefits shown for the Pension Plan assume a participant attains age 65 during 2001 and retires immediately. The Employee Retirement Income Security Act of 1974 places limitations on the compensation used to calculate pensions and on pensions that may be paid under federal income tax qualified plans, and some of the amounts shown on the following table may exceed the applicable limitations. Such limitations are not currently applicable to the Salary Continuation Agreements.

The following table shows the total estimated annual retirement benefits payable upon normal retirement under the Pension Plan for the Named Executive Officers at the specified executive remuneration and years of continuous service.

PENSION PLAN TABLE

FINAL AVERAGE COMPENSATION	15 YEARS	20 YEARS	25 YEARS	30 YEARS	35 YEARS

$125,000	$38,745	$51,660	$64,575	$77,490	$77,490
$150,000	$46,995	$62,660	$78,325	$93,990	$93,990
$175,000	$55,245	$73,660	$92,075	$110,490	$110,490
$200,000	$63,495	$84,660	$105,825	$126,990	$126,990
$225,000	$71,745	$95,660	$119,575	$143,490	$143,490
$250,000	$79,995	$106,660	$133,325	$159,990	$159,990
$275,000	$88,245	$117,660	$147,075	$176,490	$176,490
$300,000	$96,495	$128,660	$160,825	$192,990	$192,990
$325,000	$104,745	$139,660	$174,575	$209,490	$209,490
$350,000	$112,995	$150,660	$188,325	$225,990	$225,990
$375,000	$121,245	$161,660	$202,075	$242,490	$242,490
$400,000	$129,495	$172,660	$215,825	$258,990	$258,990
$425,000	$137,745	$183,660	$229,575	$275,490	$275,490
$450,000	$145,995	$194,660	$243,325	$291,990	$291,990
$475,000	$154,245	$205,660	$257,075	$308,490	$308,490
$500,000	$162,495	$216,660	$270,825	$324,990	$324,990

These calculations are based on the retirement formula in effect as of December 31, 2002, which provides an annual life annuity at age 65 equal to 1.8% of a participant's final five-year average compensation (excluding bonus) plus ..4% of a participant's final five-year average compensation in excess of social security covered compensation times years of service to a maximum of 30 years. Estimated years of continuous service for each of the Named Executive Officers, as of December 31, 2002 and rounded to the full year, are: Mr. Friberg, 27 years; Mr. Gregory, 27 years; Mr. Kimball, 10 years; Mr. Shipp, 1 year and Mr. Swenson, 29 years. The compensation covered by the Pension Plan includes salary, bonus and deferred compensation payable to the participant for services rendered. Mr. Labonte is not a participant in the Pension Plan.

In addition, the Company's Salary Continuation Agreements provide for supplemental pension benefits to certain officers of the Company, including the Named Executive Officers listed in the table below. The following table sets forth the supplemental pension benefits for the specified Named Executive Officers under their respective Salary Continuation Agreements.

NAME	ANNUAL BASE COMPENSATION	TOTAL YEARS OF SERVICE AT AGE 65	ANNUAL RETIREMENT BENEFIT AT AGE 65

R. Kimball	$290,016	12	34,802
K. Swenson	$420,000	26	120,120
J. Gregory	$250,008	39	58,502
P. Friberg	$166,440	20	19,972

These calculations are based on individual Salary Continuation Agreements, which provide a 100% joint and survivor annuity at age 65 equal to a percentage, ranging from .6% to 1.1%, of a participant's highest annual base compensation times full years of service. The percentage range has been determined by the Board of Directors. There are no compensation increases assumed in these calculations.

The Company has a deferred salary plan ("Plan") for certain management and highly compensated employees within the meaning of Section 2520.104-23(d) of the U.S. Department of Labor Regulations. Participation in the Plan is limited to those employees designated by the Board of Directors in its sole discretion, and who satisfy the following criteria: (1) the employee has attained the age of 55; the employee is an executive officer of the Company; the employee has completed a minimum of ten years of continuous service with the Company; and the employee's annual base salary, fringe benefits and other non-cash compensation exceeds $200,000 (subject to adjustment each year to reflect the average percentage change in the base salaries of all officers of the Company). Currently, Mr. Swenson and Mr. Kimball are the only participants in the Plan. Participants may make an irrevocable election to defer up to $100,000 annually under the Plan. Any amounts deferred are held in deferred salary accounts created by the Company. Interest at the rate of 12% per annum is credited on a monthly basis to each Participant's deferred salary account. The aggregate account balances remain part of the general unrestricted assets of the Company and are available for investment and use by the Company. Participants do not have any right or claim to any specific assets of the Company, but only a claim against the Company as a general, unsecured creditor to the extent of the undistributed portion of their deferred salary account. Benefits under the Plan are paid upon the retirement, death or disability of the participant or other termination of participation, subject to certain procedures relating to distribution.

COMPENSATION OF DIRECTORS

Directors who are not also officers of the Company are paid annual directors' retainers of $10,000 and $500 for each meeting of the Board, including committee meetings. Directors are also eligible for stock option grants under the Company's Amended and Restated 1994 Stock Plan. In 2002, Mr. Schair received an option to purchase 15,000 shares of Class A Common Stock.

EMPLOYMENT AGREEMENTS

The Company has an employment agreement with Kurt M. Swenson (the "Swenson Employment Agreement") for retention of his services as President and Chief Executive Officer of the Company. The term of the Swenson Employment Agreement commenced on October 24, 1997, the date of consummation of the IPO (the "Commencement Date"), and continues until the fifth anniversary thereof, provided that on the third and each subsequent anniversary of the Commencement Date such term will automatically be extended for one additional year, unless, not later than ninety days prior to the expiration of the term, the Company or Mr. Swenson gives notice that the term will not be extended. The Swenson Employment Agreement has been automatically extended each year since 2002 and will, subject to further automatic extension, expire in October 2005. The Swenson Employment Agreement provides for continued payment of salary and benefits over the remainder of the term if Mr. Swenson's employment is terminated by the Company without Cause (as defined in the Swenson Employment Agreement) or as a result of death or disability or by Mr. Swenson for Good Reason (as defined in the Swenson Employment Agreement). The Swenson Employment Agreement also provides for a lump sum payment to Mr. Swenson equal to the sum of (i) accrued but unpaid salary, and a prorated bonus amount equal to the greater of the largest annual bonus paid to Mr. Swenson during the prior three years and the annual bonus payable in respect of the most recently completed fiscal year (the "Highest Annual Bonus"), through the date of termination and (ii) three times the sum of (A) his then annual salary and (B) Highest Annual Bonus, and for continuation of benefits for three years, if Mr. Swenson's employment is terminated by the Company (other than for Cause, death or disability) during the twelve-month period following, or prior to but in connection with, or by Mr. Swenson during the twelve-month period following, a Change in Control (as defined in the Swenson Employment Agreement). In the event of a termination related to a Change in Control, Mr. Swenson may elect in lieu of the lump sum payment described above, to receive in a lump sum or over the then remaining term of the Swenson Employment Agreement, an amount equal to the total amount he would have been entitled to receive if his employment had been terminated by the Company without Cause or by Mr. Swenson for Good Reason. If any payment or distribution by the Company to or for the benefit of Mr. Swenson under the Swenson Employment Agreement would be subject to the excise tax imposed by Section 4999 of the Code or any interest or penalties are incurred by Mr. Swenson with respect to such excise tax, then Mr. Swenson will generally be entitled to receive an additional payment such that after payment by Mr. Swenson of all taxes, Mr. Swenson retains an amount of the additional payment equal to the excise tax imposed.

The Company also has an employment agreement with Mr. Friberg which provides for a five-year employment term commencing January 1, 2001. The agreement provides for benefits of a type generally provided to executive officers and for continued payment of salary and benefits over 30 months, or the remainder of the term, whichever is shorter, if Mr. Friberg's employment is terminated by the Company without Cause (as defined in the agreement). The agreement contains customary confidentiality, noncompetition and nonsolicitation covenants in favor of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Fox, Waite and Webster served as members of the Compensation Committee of the Board of Directors of the Company for all of 2002. None of the members of the Compensation Committee is currently or has been an officer or employee of the Company or any of its subsidiaries. None of the Company's executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Board or the Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 21, 2003, certain information with respect to the beneficial ownership of the Company's Common Stock by each (i) director, (ii) Named Executive Officer and (iii) beneficial owner of more than 5% of either class of the outstanding Common Stock known to the Company, based on Securities and Exchange Commission filings and other available information and (iv) by all directors and executive officers of the Company as a group. This information is based upon information received from or on behalf of the individuals or entities named below, except as otherwise noted. The Class B Common Stock is convertible on a share-for-share basis into Class A Common Stock. The Class B Common Stock is entitled to ten votes per share and the Class A Common Stock is entitled to one vote per share. Beneficial ownership has been determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated in the footnotes below, the Company believes, based on the information furnished or otherwise available to it, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws. The calculation of beneficial ownership is based upon 4,429,646 shares of Class A Common Stock and 2,756,395 shares of Class B Common Stock outstanding as of March 21, 2003.

In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of such person, shares of Class A Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 21, 2003 were deemed to be outstanding. Such shares were not deemed to be outstanding, however, for the purpose of computing the percentage ownership of any other person.

	SHARES OF CLASS B COMMON STOCK BENEFICIALLY OWNED		SHARES OF CLASS A COMMON STOCK BENEFICIALLY OWNED

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	NUMBER	PERCENT OF CLASS	NUMBER (2)	PERCENT OF CLASS (2)

Andrew Delaney (3) 2727 Allen Parkway, Suite 460 Houston, TX 77019	—	—	336,437	7.6%

Dimensional Fund Advisors, Inc. (4) 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	—	—	320,500	7.2%

Kurt M. Swenson (5) **	1,005,000	36.5%	1,135,000	20.9%
Kevin C. Swenson (6)	1,023,489	37.1%	1,023,489	18.8%
Douglas M. Schair (7)**	—	—	506,153	11.4%
Robert L. Pope	144,875	5.3%	144,875	3.2%
Peter A. Friberg (8) **	131,375	4.8%	181,375	4.0%
Richard C. Kimball (9) **	29,126	1.1%	138,426	3.1%
George R. Anderson **	—	—	25,000	*
Jon M. Gregory (10) **	—	—	37,326	*
Charles M. Waite (11) **	29,126	1.1%	40,000	*
James L. Fox (12)**	—	—	11,000	*
Frederick E. Webster (13)**	—	—	10,000	*
Terry Shipp (14)**	—	—	13,000	*
All directors and executive officers as a group (15 persons)	1,194,627	43.3%	2,158,615	38.3%

**  Named Executive Officer and/or Director

*  Less than 1%

(1)	The business address of each director and executive officer of the Company is c/o Rock of Ages Corporation, 772 Graniteville Road, Graniteville, Vermont 05654.

(2)

For each beneficial owner (and directors and executive officers as a group), (i) the number of shares of Class A Common Stock listed includes (or is comprised solely of) a number of shares equal to the number of shares of Class B Common Stock, if any, listed as beneficially owned by such beneficial owner(s) and (ii) the percentage of Class A Common Stock listed assumes the conversion on March 21, 2003 of all shares of Class B Common Stock, if any, listed as beneficially owned by such beneficial owner(s) into Class A Common Stock and also that no other shares of Class B Common Stock beneficially owned by others are so converted.

(3)	According to a Schedule 13D dated October 18, 2002, Andrew Delaney, a private investor with an address of 2727 Allen Parkway, Suite 460, Houston, Texas 77019, has sole dispositive power with respect to the 336,437 shares of Class A Common Stock.

(4)

According to a Schedule 13G dated February 3, 2003, Dimensional Fund Advisors Inc., in its capacity as an investment advisor or manager, may be deemed to be the beneficial owner of the listed shares that are held of record by certain investment companies, trusts or other accounts that it advises or manages.

(5)

Kurt M. Swenson is the brother of Kevin C. Swenson. Includes 1,005,000 shares of Class B Common Stock and 130,000 shares of Class A Common Stock held by the Kurt M. Swenson Revocable Trust of 2000. Kurt M. Swenson, as the sole trustee of the Kurt M. Swenson Revocable Trust of 2000, beneficially owns such shares. Does not include 61,489 Class B Common Stock held by trusts with an independent trustee for the benefit of Mr. Swenson's adult children.

(6)	Kevin C. Swenson is the brother of Kurt M. Swenson. Does not include 18,570 shares of Class B Common Stock held by trusts with an independent trustee for the benefit of Mr. Swenson's adult children.

(7)	Includes 3,000 shares of Class A Common Stock subject to currently exercisable stock options.

(8)	Includes 5,000 shares of Class A Common Stock subject to currently exercisable stock options.

(9)	Includes 25,000 shares of Class A Common Stock subject to currently exercisable stock options.

(10)	Includes 12,000 shares of Class A Common Stock subject to currently exercisable stock options.

(11)	Includes 10,000 shares of Class A Common Stock subject to currently exercisable stock options.

(12)	Includes 10,000 shares of Class A Common Stock subject to currently exercisable stock options.

(13)	All 10,000 shares of Class A Common Stock listed are subject to currently exercisable stock options.

(14)	Includes 12,000 shares of Class A Common Stock subject to currently exercisable stock options.

Equity Compensation Plan Information

The following table sets forth information regarding the Company's equity compensation plan as of December 31, 2002.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	534,165	$5.86	234,333 (1)

Equity compensation plans not approved by security holders	None	None	None

Total	534,165	$5.86	234,333

(1)	In addition to stock options, awards under the Company's Amended and Restated 1994 Stock Plan may take the form of restricted stock as specified in the Plan. If such awards are granted, they will reduce the number of shares of common stock available for issuance pursuant to future stock option awards.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with and prior to its initial public offering in 1997, the Company effected a reorganization whereby, among other things, the Company's then parent corporation Swenson Granite Company, Inc. ("Swenson Granite") was merged with and into the Company, with the Company as the surviving corporation, and, immediately prior to such merger, Swenson Granite distributed its curb and landscaping business to its stockholders through a pro rata distribution of all of the member interests in a newly formed limited liability company named Swenson Granite Company LLC ("Swenson LLC"). Kurt M. Swenson, the Company's Chairman, President and Chief Executive Officer, and his brother Kevin C. Swenson, each own approximately 31% of Swenson Granite LLC. Certain other executive officers and directors of the Company collectively own approximately 9% of Swenson LLC. Kurt M. Swenson serves as a non-officer Chairman of the Board of Swenson LLC, but has no involvement with its day-to-day operations. Robert Pope, a holder of more than 5% of the Class B Common Stock, is the President and Chief Executive Officer, and owns approximately 4% of Swenson LLC. Neither Kurt M. Swenson nor any other officer of the Company, receives salary, bonus, expenses or other compensation from Swenson LLC, except for any pro rata share of earnings attributable to their ownership interest in Swenson LLC.

Swenson LLC owns two granite quarries, one in Concord, New Hampshire and another in Woodbury, Vermont. Both have been owned by Swenson LLC (or its predecessor Swenson Granite) for more than 40 years. Because of the proximity of the Woodbury quarry to Barre, Vermont, the Company provides, and may continue to provide, certain maintenance services and parts to the Woodbury quarry and is reimbursed for the cost of such services. During 2002, the Company received approximately $80,000 for such maintenance service and parts. Both the Company and Swenson LLC have the right to terminate these services at any time and the Company has no obligation to purchase or continue to purchase Woodbury granite from Swenson LLC. The Company also purchases Concord blocks from Swenson LLC at market prices. The Company's purchases of granite provided by Swenson LLC in 2002 were approximately $32,000. Swenson also purchases granite blocks and slabs from the Company. Such purchases amounted to approximately $12,000 in 2002. The Company believes these arrangements with Swenson LLC are as favorable, or more favorable, to the Company than would be available from an unrelated party for comparable granite blocks.

ITEM 14.  CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date within 90 days prior to the filing date of this Annual Report on Form 10-K (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

(b)	Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of or are included in this Annual Report on Form 10-K and are incorporated herein by reference:

	1.	The financial statements listed in the Index to Consolidated Financial Statements and Financial Statement Schedule, filed as part of this Annual Report on Form 10-K.

2.

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

	3.	The exhibits listed in the Exhibit Index filed as part of this Annual Report on Form 10- K.

(b)	The Company has filed the following reports on Form 8-K during the quarter ended December 31, 2002:

On November 1, 2002, the Company filed a Current Report on Form 8-K announcing third quarter results for fiscal 2002.

On December 26, 2002, the Company filed a Current Report on Form 8-K announcing that its Board of Directors voted to increase the Company's Common Stock repurchase authorization from 500,000 to 1,000,000 shares.

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(With Independent Auditors' Report Thereon)

ROCK OF AGES CORPORATION AND SUBSIDIARIES

INDEPENDENT AUDITORS' REPORT

The Board of Directors Rock of Ages Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Rock of Ages Corporation and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rock of Ages Corporation and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."

As discussed in note 3 to the consolidated financial statements, the Company changed its method of accounting for its quarry inventory from the first-in, first-out method to the specific annual average cost method.

KPMG LLP
/s/ KPMG LLP

February 21, 2003
Boston, Massachusetts

i

ROCK OF AGES CORPORATION AND SUBSIDIARIES
 Consolidated Balance Sheets
December 31, 2002 and 2001

ASSETS (note 6)	2002	2001

Current assets:
Cash and cash equivalents	$6,185,263	$3,435,181
Trade receivables, less allowance for doubtful accounts of $1,046,124 in 2002 and $1,547,923 in 2001 (note 5)	17,670,481	16,119,068
Due from affiliates (note 11)	—	102,554
Inventories (notes 3 and 5)	21,654,387	22,680,187
Income taxes receivable	213,133	12,974
Deferred tax assets (note 8)	859,832	694,000
Assets held for sale (note 16)	—	2,546,216
Other current assets	4,125,250	4,103,375

Total current assets	50,708,346	49,693,555

Property, plant and equipment:
Granite reserves and development costs	15,339,834	15,838,230
Land	9,227,410	9,123,662
Buildings and land improvements	15,609,258	14,465,284
Machinery and equipment	26,156,207	25,726,213
Furniture and fixtures	2,354,042	1,667,789
Construction-in-process	640,843	80,923

	69,327,594	66,902,101
Less accumulated depreciation, depletion and amortization	25,406,288	23,758,832
Net property, plant and equipment	43,921,306	43,143,269

Other assets:
Cash surrender value of life insurance, net of loans of $77,946 in 2002 and $65,217 in 2001	765,719	811,139
Intangibles, less accumulated amortization of $482,873 in 2002 and $4,667,568 in 2001 (note 2)	574,350	34,492,234
Debt issuance costs, less accumulated amortization of $66,212 in 2002 and $175,819 in 2001	303,752	50,225
Due from affiliates (note 11)	80,883	128,928
Deferred tax assets (note 8)	6,249,168	873,000
Intangible pension asset (note 9)	1,135,798	221,869
Prearranged receivables (note 1)	14,013,176	15,388,492
Cemetery Property, at cost (note 1)	6,056,049	5,997,568
Other	2,025,483	2,992,559

Total other assets	31,204,378	60,956,014

Total assets	$125,834,030	$153,792,838

See accompanying notes to consolidated financial statements

ROCK OF AGES CORPORATION AND SUBSIDIARIES
 Consolidated Balance Sheets
December 31, 2002 and 2001

LIABILITIES AND STOCKHOLDERS' EQUITY	2002	2001

Current liabilities:
Borrowings under lines of credit (note 5)	$4,385,486	$3,970,402
Current installments of long-term debt (note 6)	205,312	14,671,315
Deferred compensation payable (note 9)	323,659	278,649
Trade payables	1,957,291	1,945,625
Accrued expenses	5,000,941	5,236,561
Due to affiliates (note 11)	9,027	—
Income taxes payable	—	85,875
Customer deposits	7,318,316	6,711,080

Total current liabilities	19,200,032	32,899,507

Long-term debt, excluding current installments (note 6)	12,832,354	322,500
Deferred compensation (note 9)	4,649,049	4,070,293
Prearranged deferred revenue	21,845,430	24,224,212
Accrued pension cost (note 9)	2,690,765	390,987
Accrued postretirement benefit cost (note 9)	834,482	779,093
Other	1,136,286	1,435,904

Total liabilities	63,188,398	64,122,496

Commitments and contingencies (note 4)

Stockholders' equity (note 10):
Preferred stock - $.01 par value; 2,500,000 shares authorized No shares issued and outstanding	—	—
Common stock - Class A, $.01 par value; 30,000,000 shares authorized; issued and outstanding 4,919,336 and 5,014,408 in 2002 and 2001, respectively	49,193	50,144
Common Stock - Class B, $.01 par value; 15,000,000 shares authorized; issued and outstanding 2,756,395 and 2,787,021 in 2002 and 2001, respectively, convertible into equivalent shares of Class A common stock	27,564	27,870
Additional paid-in capital	68,573,821	69,066,548
(Accumulated deficit) retained earnings	(3,441,730)	21,473,481
Accumulated other comprehensive income (loss)	(2,563,216)	(947,701)

Total stockholders' equity	62,645,632	89,670,342

Total liabilities and stockholders' equity	$125,834,030	$153,792,838

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Net revenues:
Quarrying	$29,734,888	$25,774,536	$22,886,916
Manufacturing	19,726,136	22,227,965	27,183,417
Retailing	38,448,279	43,159,474	40,622,169
Cemeteries	4,604,216	3,142,682	—

Total net revenues	92,513,519	94,304,657	90,692,502

Cost of revenues:
Quarrying	16,751,045	14,427,461	13,015,779
Manufacturing	14,204,750	16,806,213	20,382,475
Retailing	17,134,309	17,698,738	18,233,141
Cemeteries	2,595,057	2,324,238	—

Total cost of revenues	50,685,161	51,256,650	51,631,395

Gross profit:
Quarrying	12,983,843	11,347,075	9,871,137
Manufacturing	5,521,386	5,421,752	6,800,942
Retailing	21,313,970	25,460,736	22,389,028
Cemeteries	2,009,159	818,444	—

Total gross profit	41,828,358	43,048,007	39,061,107

Selling, general and administrative expenses	35,868,249	36,706,809	33,163,621
Loss on disposal of assets (note 16)	—	2,534,091	—

Income from operations	5,960,109	3,807,107	5,897,486

Interest expense	738,108	1,757,929	2,143,226

Income before provision for income taxes and cumulative effect of a changes in accounting principle	5,222,001	2,049,178	3,754,260

Provision for income taxes (note 8)	1,426,914	1,616,400	1,290,764

Net income before cumulative effect of changes in accounting principles	3,795,087	432,778	2,463,496

Cumulative effect in prior years of changes in accounting principles (net of tax benefit of $5,459,151) (notes 2 and 3)	(28,710,298)	—	—

Net income (loss)	$(24,915,211)	$432,778	$2,463,496

Net income (loss) per share - basic:
Net income before cumulative effect of a change in accounting principles	$0.48	$0.06	$0.33
Cumulative effect in prior year of a change in accounting principle (net of tax benefit of $5,459,151) (notes 2 and 3)	(3.65)	—	—

Net income (loss) per share	$(3.17)	$0.06	$0.33

Net income (loss) per share - diluted:
Net income before cumulative effect of changes in accounting principles	$0.48	$0.06	$0.33
Cumulative effect in prior year of changes in accounting principles (net of tax benefit of $5,459,151)	(3.64)	—	—

Net income (loss) per share	$(3.16)	$0.06	$0.33

Pro Forma amounts assuming the specific annual average cost method of valuing quarry inventory is applied retroactively:
Net income before cumulative effect of changes in accounting principles	—	562,634	2,278,183
Earnings per share - basic	—	0.07	0.31
Earnings per share - diluted	—	0.07	0.30

Weighted average number of common shares outstanding - basic	7,847,821	7,605,785	7,447,460
Weighted average number of common shares outstanding - diluted	7,880,161	7,675,990	7,575,839

See accompanying notes to consolidated financial statements.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
 Consolidated Statements of Stockholders' Equity and Comprehensive Income
Years ended December 31, 2002, 2001 and 2000

	NUMBER OF SHARES ISSUED AND OUTSTANDING

	CLASS A COMMON STOCK (SHARES)	CLASS B COMMON STOCK (SHARES)	CLASS A COMMON STOCK	CLASS B COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS' EQUITY

Balance at December 31, 1999	4,328,171	3,115,746	$43,282	$31,157	$67,909,375	$18,577,207	$(179,359)	$86,381,662

Comprehensive income:
Net income	—	—	—	—	—	2,463,496	—	2,463,496
Cumulative translation adjustment	—	—	—	—	—	—	(212,963)	(212,963)

Total comprehensive income								2,250,533

Conversion of common stock	343,626	(343,626)	3,436	(3,436)	—	—	—	—
Exercise of options	—	84,318	—	843	303,257	—	—	304,100
Repurchase of stock	(6,578)	(30,000)	(66)	(300)	(216,405)	—	—	(216,771)

Balance at December 31, 2000	4,665,219	2,826,438	$46,652	$28,264	$67,996,227	$21,040,703	$(392,322)	$88,719,524

Comprehensive income:
Net income	—	—	—	—	—	432,778	—	432,778
Cumulative translation adjustment	—	—	—	—	—	—	(396,382)	(396,382)
Minimum pension liability	—	—	—	—	—	—	(158,997)	(158,997)

Total comprehensive income								(122,601)

Conversion of common stock	359,999	(359,999)	3,600	(3,600)	—	—	—	—
Exercise of options	—	320,582	—	3,206	1,186,421	—	—	1,189,627
Repurchase of stock	(10,810)	—	(108)	—	(116,100)	—	—	(116,208)

Balance at December 31, 2001	5,104,408	2,787,021	$50,144	$27,870	$69,066,548	$21,473,481	$(947,701)	$89,670,342

Comprehensive income:
Net income (loss)	—	—	—	—	—	(24,915,211)	—	(24,915,211)
Cumulative translation adjustment	—	—	—	—	—	—	32,684	32,684
Minimum pension liability, net of taxes of $678,631	—	—	—	—	—	—	(1,648,199)	(1,648,199)

Total comprehensive income								(26,530,726)

Conversion of common stock	45,626	(45,626)	456	(456)	—	—	—	—
Exercise of options	35,002	15,000	350	150	262,185	—	—	262,685
Repurchase of stock	(175,700)	—	(1,757)	—	(754,912)	—	—	(756,669)

Balance at December 31, 2002	4,919,336	2,756,395	$49,193	$27,564	$68,573,821	$(3,441,730)	$(2,563,216)	$62,645,632

See accompanying notes to consolidated financial statements.

v

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$(24,915,211)	$432,778	$2,463,946
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of assets	—	1,734,088	—
Depreciation, depletion and amortization	3,497,300	4,461,697	4,670,803
Write down of goodwill	33,781,555	—	382,864
Decrease (increase) in cash surrender value of life insurance	45,420	788,348	(74,355)
Loss on assets held for sale	—	800,003	—
Loss on sale of property, plant and equipment	22,633	196,905	172,198
Cumulative effect of a change in inventory method	387,521	—	—
Deferred taxes	(5,542,000)	(72,092)	452,377
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	(1,551,413)	1,643,054	(1,353,744)
Decrease (increase) in due to/from related parties	(159,626)	135,821	(272,014)
Decrease (increase) in inventories	638,279	(100,095)	494,930
Decrease (increase) in other current assets	(16,800)	368,823	(600,559)
Decrease (increase) in intangible pension asset	(913,929)	(102,386)	(119,483)
Decrease in prearranged receivables	1,375,316	449,714	—
Increase in cemetery property	(58,481)	(211,917)	—
Decrease (increase) in other assets	1,212,000	(79,292)	(58,603)
Increase (decrease) in trade payables	11,666	258,203	(348,629)
Increase (decrease) in accrued expenses	(235,620)	1,612,702	1,014,791
Increase (decrease) in income taxes payable/receivable	286,034	594,160	(1,365,039)
Increase (decrease) in customer deposits	607,236	(56,457)	(552,117)
Increase (decrease) in deferred compensation	623,766	803,730	(112,831)
Increase (decrease) in accrued pension cost	651,579	(47,610)	(62,593)
Increase in accrued postretirement benefit cost	55,389	73,556	70,732
Decrease in prearranged deferred revenue	(2,378,782)	(1,029,438)	—
Increase (decrease) in other liabilities	(299,618)	(1,083,457)	(118,941)

Net cash provided by operating activities	6,871,398	11,570,838	4,683,283

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,061,070)	(3,752,960)	(2,884,389)
Proceeds from sale of assets	2,296,216	3,263,038	884,586
Acquisitions, net of cash acquired	—	(7,043,366)	(655,081)
Increase in intangible assets	—	(28,050)	(152,164)

Net cash used in investing activities	(1,764,854)	(7,561,338)	(2,807,048)

Cash flows from financing activities:
Net borrowings (repayments) under lines of credit	415,084	(6,369,858)	(3,279,586)
Debt issuance costs	(319,752)	—	—
Proceeds from long-term debt	—	—	6,500,000
Principal payments on long-term debt	(1,956,149)	(4,325,222)	(417,387)
Net stock transactions	(493,984)	1,073,419	87,330

Net cash provided by (used in) financing activities	(2,354,801)	(9,621,661)	2,890,357

Effect of exchange rate changes on cash	(1,661)	(454,023)	(142,441)

Net increase (decrease) in cash and cash equivalents	2,750,082	(6,066,184)	4,624,151

Cash and cash equivalents, beginning of year	3,435,181	9,501,365	4,877,214

Cash and cash equivalents, end of year	$6,185,263	$3,435,181	$9,501,365

See accompanying notes to consolidated financial statements.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	2002	2001	2000

Supplemental cash flow information:
Cash paid during the year for:
Interest	$738,108	$1,757,929	$2,143,226
Income taxes	1,344,453	1,003,249	2,209,383

Supplemental non-cash investing and financing activities:

The Company recorded an adjustment for an increase in the minimum pension liability of $3,240,759 and $380,866 and an increase in the intangible asset for pension of $913,929 and $102,386 in 2002 and 2001, respectively.

During the third quarter of 2001 the Company completed the sale of SMI and Childs manufacturing plants in Elberton, Georgia in a non-cash transaction in which a note receivable was recorded for $1,640,000.

During 2000 the Company increased intangibles and other long-term liabilities for $420,000 relating to covenants-not-to-compete.

	2002	2001	2000

Acquisitions:
Assets acquired	$—	$34,560,804	$780,777
Liabilities assumed and issued	—	(27,517,438)	(125,696)
Common stock issued	—	—	—

Cash paid	—	7,043,366	655,081
Costs related to acquisitions	—	—	—
Less cash acquired	—	—	—

Net cash paid for acquisitions	$—	$7,043,366	$655,081

See accompanying notes to consolidated financial statements.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Rock of Ages Corporation and Subsidiaries (the "Company") is an integrated quarrier, manufacturer, wholesaler and retailer of granite and products manufactured from granite. The Company also owns and operates cemeteries.

(a)	PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

(b)	CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

(c)	INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the specific annual average cost method for the retail, manufacturing and cemetery segments. During the fourth quarter of 2002, the Company changed its method of accounting for its granite block inventory from the first-in, first-out method to the specific annual average cost method as discussed in note 3.

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

Depreciation expense amounted to $3,091,734, $3,015,215 and $3,174,615 in 2002, 2001 and 2000, respectively, which includes depreciation related to equipment under capital leases.

Cost depletion and amortization of granite reserves and development costs are provided by charges to operations based on cubic feet produced in relation to estimated reserves of the property. Cost depletion and amortization charged to operations amounted to $203,011, $62,767 and $41,228 in 2002, 2001 and 2000, respectively.

(e)	INTANGIBLES
Intangible assets include both goodwill and amortizable intangible assets. Amortizable intangible assets (those intangible assets with definite estimated useful lives) are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives. The Company assesses the recoverability of its amortizable intangible assets in accordance with SFAS 144 by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. If projections indicate that the unamortized asset will not be recovered, an adjustment would be made to reduce the net asset to fair value. Cash flow projections are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. Effective January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets," and goodwill is no longer amortized, but instead tested for impairment at least annually. The Company tests goodwill for impairment on an annual basis by comparing the fair value of its reporting units to their fair value. As discussed in note 2, the Company wrote off its goodwill as of January 1, 2002 in connection with the transitional impairment test.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

(f)	DEBT ISSUANCE COSTS

The Company amortizes debt issuance costs using the straight-line method over the term of the related borrowing. Amortization expense was $66,212, $42,725 and $42,725 in 2002, 2001 and 2000, respectively.

(g)	FOREIGN CURRENCY TRANSLATION

The Company translates the accounts of its foreign subsidiaries in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation, under which all assets and liabilities are translated at the rate of exchange in effect at year-end. Revenue and expense accounts are translated using weighted average exchange rates in effect during the year. Gains or losses from foreign currency translation are charged to accumulated other comprehensive income that is included in stockholders' equity in the accompanying consolidated balance sheets.

(h)	INCOME TAXES

The Company files its U.S. Federal income tax returns on a consolidated basis. Rock of Ages Canada, Inc., a wholly owned subsidiary, is responsible for income taxes in Canada.

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognizes the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date.

The Company is allowed to claim percentage depletion, under IRS Code Section 613, for tax purposes based upon income derived from quarrying operations.

The Company intends to reinvest the unremitted earnings of its non-U. S. subsidiaries and postpone their remittance indefinitely. Accordingly, no provision for U.S. income taxes was required on such earnings during the three years ended December 31, 2002. Additional taxes could be due if these earnings were distributed. During 2002, the Company received a $1,525,188 cash distribution from the Canadian subsidiary. No incremental U.S. taxes were due on this distribution as a result of available foreign tax credits and state tax losses.

(i)	STOCK-BASED EMPLOYEE COMPENSATION

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" which is an amendment of SFAS No. 123" Accounting for Stock-Based Compensation" ("SFAS 123"), and continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock plans. If the Company had elected to recognize compensation cost for all of the plans based upon the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS 123, net income and earnings per share would have been changed to the pro forma amounts indicated below:

	2002	2001	2000

Net income (loss), as reported	$(24,915,211)	$432,778	$2,463,469
Net income (loss), pro forma	(25,180,947)	89,342	2,202,163
Net income (loss) per share, pro forma	(3.21)	0.01	0.30
Net income (loss) per share - assuming dilution, pro forma	(3.20)	0.01	0.29

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

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

The fair value of each option grant is estimated on the date of the grant. Options granted prior to 1997 were valued using the Minimum Value Method with the following weighted average assumptions: risk-free interest rate of 6%; dividend yield of 0%; and expected lives of four (4) years. The per share weighted average fair value of stock options granted during 2002 and 2000 was $4.06 and $2.32, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 3.9% and 6%; dividend yield of $0; expected volatility of 61% and 52%, and expected lives of five (5) and four (4) years, respectively. There were no stock options granted in 2001.

(j)	PENSION AND OTHER POSTRETIREMENT PLANS

The Company has a defined benefit pension plan covering substantially all of its Vermont based non-union employees. The benefits are based on years of service and the employee's compensation. The cost of this program is being funded currently.

The Company has a salary continuation plan that covers certain employees who have deferred compensation agreements with the Company. The Company measures the costs of its obligations based on actuarial estimates. The Company recognizes net periodic costs as employees render the necessary services to earn the deferred compensation benefits.

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

(k)	USE OF ESTIMATES

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

(l)	IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company measures recoverability of assets to be held and used by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. The Company reports assets to be disposed of at the lower of the carrying amount or fair value less costs to sell.

(m)	REVENUE RECOGNITION

Manufacturing and Retailing

The manufacturing division recognizes revenue upon shipment of finished orders from the manufacturing plant. The retailing division recognizes revenue upon the setting of the memorial. In certain instances, the Company may enter into an agreement with a customer that provides for extended payment terms, generally up to two years from either the date of setting of the memorial or, in certain instances, upon the settlement of an estate.

x

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

Quarrying

The quarry division recognizes revenue from sales of granite blocks when the granite is shipped or when the customer selects and identifies the block at the quarry site and the customer requests the Company to store the block. At that time, the block is removed from the Company's inventory, the customer's name is printed on the block, and title and risk of ownership passes to the buyer. In many cases, granite blocks owned by customers remain on the Company's property for varying periods of time after title passes to the buyer. Payment terms are less 5% 30 days, net 30 days, except the December terms described below. Sales of the Company's blocks are FOB quarry and the Company retains the obligation to load customer's blocks on trucks. At its Barre, Vermont location, sales are FOB Barre, Vermont and the Company retains a delivery obligation using the Company's trucks for block customers in Barre. The customer may take delivery at any time determined by the customer, but all invoices must be paid in accordance with their terms when due whether or not the customer requests delivery.

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

Cemeteries

In 2001, the Company acquired 16 cemeteries (see Note 15). Cemetery activity is accounted for in the manner described below:

For preneed sales of interment rights, the associated revenue and all costs to acquire the sale are recognized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real Estate." Under Statement No. 66, recognition of revenue and costs must be deferred until 20% of the property sale price has been collected.

For preneed sales of merchandise, primarily vaults and markers, the associated revenue and all costs to acquire them are deferred until the merchandise is delivered or certain conditions are met.

For preneed sales of markers, the associated revenue and all costs are recognized when the marker has been cast/manufactured and engraved for the customer, title and risk of loss has been transferred to the customer, the customer obtains a certificate of ownership and the marker has been attached to the realty of the cemetery or at the request of the customer, the marker has been properly segregated, identified by the customer and stored in an acceptable manner.

Multiple element arrangements and service fee revenue are recognized using timing appropriate to each individual element. Service fee revenue, including delivery and installation fees or grave opening and closing fees, are not recognized prior to the time the services are performed.

Cemetery merchandise trust earnings are deferred until the underlying merchandise is delivered. The revenue is included in the prearranged deferred revenue line item on the balance sheet.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

The customer contract receivables and deferred revenue associated with prearranged cemetery contracts are recognized in the Company's balance sheet as prearranged receivables and prearranged deferred revenue at the date a customer contract is signed provided they meet the definitions of assets and obligations as set forth in Statement of Financial Concepts No. 6, "Elements of Financial Statements" (CON6) and satisfy the fundamental recognition criteria set forth in Statement of Financial Concepts No. 5, "Recognition and Measurement in Financial Statements of Business Enterprises" (CON5).

With respect to the sale of cemetery property, whether pre-need or at-need, the Company is generally required by state law to place into a perpetual care trust, a portion, usually 10 percent, of the proceeds it receives in order to fund maintenance of the cemetery grounds. As payments are received, the Company generally funds the perpetual care trust in the same proportion as the payment bears to the contract amount. The Company recognizes the earnings on its perpetual care trust funds as they are realized in the trust and withdraws the earnings on these funds to use towards the maintenance of its cemeteries, but principal must generally be held in the trust in perpetuity. Principal in these funds is not reflected on the balance sheet because the principal must remain in the trust in perpetuity.

The Company does not require collateral or other security on trade receivables. The credit risk on trade receivables is controlled by requiring significant deposits. The Company continuously monitors outstanding trade receivables.

(n)	PREARRANGED RECEIVABLES

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

(q)	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income, cumulative translation adjustment, and a pension minimum liability adjustment and is presented in the consolidated statements of stockholders' equity and comprehensive income (loss).

ROCK OF AGES CORPORATION AND SUBSIDIARIES
 Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

	Foreign Currency Items	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income

Balance at December 31, 2000	$(392,322)	$—	$(392,322)
Changes in 2001	(396,382)	(158,997)	(555,379)

Balance at December 31, 2001	(788,704)	(158,997)	(947,701)
Changes in 2002	32,684	(1,648,199)	(1,615,515)

Balance at December 31, 2002	$(756,020)	$(1,807,196)	$(2,563,216)

(r)	INVESTMENTS

Investment in the common stock of an affiliated company is accounted for by the equity method. The Company would recognize a loss when there is a loss in value in the investment, which is other than a temporary decline.

Investment in an affiliated company consists of a 1/3 equity interest in VIKA Ltd., a Ukrainian closed stock company that owns rights to a quarry stone known as "Galactic Blue" on certain property located in Zhytomir, Ukraine

(s)	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145, "Rescission of FASB Statement No.'s 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," effective for fiscal years beginning May 15, 2002 or later. It rescinds SFAS No. 4 , "Reporting Gains and Losses From Extinguishments of Debt," SFAS No. 64, "Extinguishments of Debt to Satisfy Sinking-Fund Requirements," and SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement also amends SFAS No. 13, "Accounting for Leases" to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarifying meanings or describe their applicability under changed conditions. The Company does not believe the impact of adopting SFAS No. 145 will have a material impact on its financial statements.

In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company is assessing the impact adoption of SFAS No. 146 will have on its financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantee that are issued or modified after December 31, 2002. The disclosure requirements will be effective for the Company's second quarter of fiscal 2003. Management does not expect the adoption of FIN 45 to have a material impact on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure-an Amendment of SFAS 123." SFAS No. 148 provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Furthermore, SFAS No. 148 mandates new disclosures in both interim and year-end financial statements of method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material impact on the Company's financial position or results of operation.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
 Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

(2)	INTANGIBLES

Intangibles consist of the following at December 31, 2002 and 2001:

	ESTIMATED USEFUL LIFE	2002	2001

Names and reputations	40 Years	$—	$38,077,388
Covenants not to compete	5-11 Years	1,057,223	955,100
Trademarks and other	5-40 Years	—	127,314

		—	39,159,802
Less accumulated amortization		482,873	4,667,568

Total		$574,350	$34,492,234

In July 2001, the FASB issues SFAS No. 142, Goodwill and Other Intangible Assets. The Company has adopted SFAS 142 as of January 1, 2002. SFAS 142 requires goodwill and other intangible assets with indefinite lives to no longer be amortized, but instead be tested for impairment at least annually.

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

The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

	($ in thousands)
	Retail	Cemetery	Total

Balance as of December 31, 2001	$32,542	$1,239	$33,782

Impairment loss	(32,542)	(1,239)	(33,782)

Balance as of December 31, 2002	$—	$—	$—

Amortization expense was $136,343 in 2002, $1,340,990 in 2001 and $1,412,235 in 2000.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

Estimated fiscal year amortization expense is as follows:

Year	(in thousands)

2003	138
2004	29
2005	19
2006	16
2007	15

The following table reconciles the prior years' reported operating income, earnings before the cumulative effect of changes in accounting principles and net income to their respective pro forma balances adjusted to exclude amortization of goodwill which is no longer amortized. Current period results, adjusted for the cumulative effect of changes in accounting principles, are presented for comparative purposes.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

	Twelve Months Ended
	December 30,
	2002	2001	2000

Operating Income

Income from operations	$5,960	$3,807	$5,897

Add back: Goodwill amortization	—	1,003	1,112

Adjusted operating income	$5,960	$4,810	$7,009

Earnings Before Cumulative Effect of Change in Accounting Principle

Net income (loss) before cumulative effect of change in accounting principle	$3,795	$433	$2,463

Add back: goodwill amortization net of tax effect	—	839	883

Adjusted earnings before change in accounting principle	$3,795	$1,272	$3,346

Net Income (Loss)

Reported Net Income (Loss)	$(24,915)	$433	$2,463

Add back: goodwill amortization net of tax effect	—	839	883

Cumulative effect of change in accounting principle net of tax effect-SFAS 142	28,430	—	—

Adjusted Net Income	$3,515	$1,272	$3,346

Basic Earnings Per Share

Reported Net Income (Loss)	(3.17)	0.06	0.33

Goodwill amortization net of tax effect	—	0.11	0.12

Cumulative effect of change in accounting principle net of tax effect	3.62	—	—

Adjusted Net Income	0.45	0.17	0.45

Diluted Earnings Per Share

Reported Net Income (Loss)	$(3.16)	$0.06	$0.33

Goodwill amortization net of tax effect	—	0.11	0.12

Cumulative effect of change in accounting principle net of tax effect	3.61	—	—

Adjusted Net Income	$0.45	$0.17	$0.45

(3)	INVENTORIES

Inventories consist of the following at December 31, 2002 and 2001:

	2002	2001

Raw materials	$9,847,285	$9,949,781
Work-in-process	1,421,296	1,536,417
Finished goods and supplies	10,385,806	11,193,989

	$21,654,387	$22,680,187

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

In December 2002, the Company changed its method of accounting for its granite block inventory from the first-in, first-out method to the specific annual average cost method. The Company believes this change is preferable because it more accurately measures the cost of the Company's quarry inventory and more accurately matches quarrying costs with revenues resulting in an enhanced measurement of operating results. In accordance with generally accepted accounting principles, the Company implemented this change retroactively to January 1, 2002. The cumulative effect of the accounting change decreased retained earnings at January 1, 2002 by $280,521 (after reduction for income taxes of $107,000) and is included in net income in 2002. The effect of the change in 2002 was to decrease income before cumulative change in accounting principle by approximately $573,928 or $0.07 per share (after reduction for income taxes of $215,519). Additional pro forma disclosures of the impact of the change in fiscal years 2001 and 2000 as required under Accounting Principles Board Opinion No. 20, "Accounting Changes" are shown on the consolidated statements of operations.

The effect of the change on the first, second and third quarters of 2002 is shown in note 12.

(4)	COMMITMENTS AND CONTINGENCIES

Leases

The Company has several noncancellable operating leases for vehicles, equipment and office space that expire over the next five years. Rental expense for all operating leases was $1,149,537, $1,221,751 and $1,222,011 during 2002, 2001 and 2000, respectively. Rental expense includes amounts for related party operating leases of $516,491, $419,569 and $618,947 in 2002, 2001and 2000, respectively.

Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

YEAR ENDED DECEMBER 31:	RELATED PARTY	OTHER

2003	$337,641	$697,622
2004	175,551	482,888
2005	101,633	360,587
2006	24,833	311,962
2007	20,844	241,974
Thereafter	—	—

	$660,502	$2,095,033

The Company also is the lessor of various parcels of land. Rental income was $68,645, $33,341 and $45,771 in 2002, 2001 and 2000, respectively. Future minimum rentals to be received under noncancellable leases are as follows:

YEAR ENDED DECEMBER 31:

2003	$41,680
2004	36,510
2005	24,036
2006	23,691
2007	5,991

$132,178

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

Purchase Commitment

In connection with the Lawson sale (see note 17), the Company entered into a Supply Agreement with Adams Granite Co. The Company has agreed to purchase a minimum of $3,000,000 of monuments from Adams Granite each year for a term of seven years with various stipulations as to variations from the "minimum order" and pricing agreements. If orders over a two-year period are less than the "minimum order," then the Company shall, at its sole option either place orders for monuments in the amount of the deficiency; or pay to Adams the gross margin that Adams would have realized had such orders been placed and filled. The gross margin used in this calculation will be Adams' average gross margin on sales of monuments to the Company over the prior two-year period.

Litigation

The Company is party to legal proceedings that arise from time to time in the ordinary course of its business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company. One of the litigation items outstanding is a request for Arbitration ("Request") from its former distributor outside the United States, Eurimex, S. A. (now known as Granite Stone Business International) in connection with the termination by the Company of the distribution agreement for the Company's Salisbury Pink granite. Eurimex has also claimed damages in connection with a distribution agreement for the Company's Bethel White granite, which agreement expired by its terms in 1998. Pursuant to those agreements, the arbitration will take place under the International Chamber of Commerce rules and will be held in Luxembourg.

The Request includes claims by Eurimex that the Company wrongfully terminated the Salisbury Pink and Bethel White agreements. The Request also alleges that the Company violated antitrust laws under the European Community Treaty and United States antitrust laws. Eurimex has alleged that it has suffered damages in excess of $30 million, and will seek to have such damages trebled under U.S. antitrust laws. (In subsequent pre-hearing submissions, however, Eurimex asserted damages of approximately $25.3 million, plus interest, "moral" damages, attorney's fees and costs.)

The Company denies all of Eurimex's allegations and further states that it believes that Eurimex has engaged in improper or unlawful practices in the sale of the Company's products. The Company has answered Eurimex's Request and has brought certain counterclaims against Eurimex, including a claim for frivolous action. A preliminary scheduling conference was held on October 2, 2001 and both arbitral and subject matter jurisdictional issues were briefed. A second hearing on further procedural issues and jurisdiction was held on March 13, 2002. On July 1, 2002, the arbitral tribunal rendered a decision on the arbitral jurisdictional issues and found that it has arbitral jurisdiction over all of the claims brought by Eurimex. The tribunal deferred ruling on whether it has subject matter jurisdiction over the claimant's U.S. antitrust law claims. Having completed the discovery process, the parties are now in the process of briefing their respective positions. On March 11, 2003, after the Company filed its First Pre-Hearing Submission, Eurimex withdrew all of its U.S. antitrust law claims. A hearing on the merits of the dispute is scheduled to be held in May 2003. The Company denies liability and will continue to vigorously defend the claims made by Eurimex. However, if the arbitral tribunal were to decide in favor of Eurimex, and award substantial damages, the Company's business and financial condition would likely be materially adversely affected.

(5)	LINES OF CREDIT

In 2002 the Company renegotiated its financing agreement with the CIT Group/Business Credit, Inc., which provides for an acquisition term loan line of credit of $30 million and a revolving credit facility of an additional $20 million. Fifty percent of each facility has been assigned to FleetBoston. The Company currently has one term loan outstanding (term loan A) in the amount of $12.5 million, however the agreement allows for additional term loans limited to two per calendar quarter of at least $500,000 each up to a maximum term loan line of credit of $30 million. Such loans and advances under the revolving credit facility are limited to $20 million based on outstanding eligible accounts receivable, eligible inventory, and a certain amount of eligible fixed assets. The interest rates on the term loan and revolving loan are affected by the Company's Funded Debt to Net Worth ratio. The Company is currently at the lowest rates possible under the facility

The interest rate on term loans is based on a formula of prime less 0.25%, or, at the Company's election, the sum of 1.75 % plus LIBOR. For the revolving credit facility the interest rate is based on the formula of prime less 0.50%, or at the Company's election, the sum of 1.50% plus LIBOR. For both the term and revolving facilities, if the LIBOR option is chosen, the Company must specify the amount and duration (30, 60 or 90 days) that the debt will be subject to the LIBOR based rate and is obligated to pay the interest on the specified amount, even if the actual debt outstanding subsequently decreases below that specified amount. No more than four LIBOR elections may be in effect at any one time.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

Fees include a one-time fee of $135,000 (which was paid in full in 2002 ), an unused line fee whose rate is determined by the Company's Funded Debt to Net Worth and calculated on the unused portion of the revolving credit facility only and a collateral management fee of $1,000 per month. Amounts outstanding were $4,385,486 and $12,500,000 and $0 as of December 31, 2002 and $3,970,402 and $12,500,000 and $1,942,351 as of December 31, 2001 on the revolving credit facility, term loan A and term loan B, respectively. The weighted average interest rate was 4.13% and 7.25% on the revolving credit facility in 2002 and 2001, respectively.

The Company's Canadian subsidiary also has a line of credit agreement with a lending institution. Under the terms of this agreement, a maximum of approximately $4,000,000 CDN may be advanced based on percentages of eligible accounts receivable, eligible inventory, and tangible fixed assets. The line of credit agreement will be reviewed at least annually for any revisions to the agreement, bears interest at the U.S. prime rate plus .25%, and is secured by substantially all assets of the subsidiary. There were no amounts outstanding as of December 31, 2002 and 2001.

(6)	LONG-TERM DEBT

Long-term debt at December 31, 2002 and 2001 consists of the following:

	2002	2001

Term loan, interest at 3.17% and 3.61% in 2002 and 2001, respectively (see note 5), due December 2007, secured by substantially all assets of the Company	$12,500,000	$12,500,000
Term loan, interest at 3.86% in 2001 (see note 5) payable in quarterly installments of $212,000 with a final balloon payment due December 2002, secured by substantially all assets of the Company	—	1,942,351
Note payable - Dutton, interest at 6%, payable in monthly principal and interest payments of $674, unsecured, due December 2003	$7,868	$15,243
Note payable - Plante, interest at 8%, payable in monthly payments of $2,593 beginning February 2001, unsecured, due January 2021	296,352	303,448
Note payable - Anderson, payable with granite inventory at a set sales price of $14.50 per cubic foot at maximum sales of 1,500 cubic foot per month	143,106	193,490
Note payable - GMAC, interest at 0%, payable in monthly payments of $994, due November 2005, secured by equipment	34,795	—
Note payable - GMAC, interest at 4.9%, payable in monthly installments of $439, due February 2002, secured by equipment	—	874
Note payable - GMAC, interest at 2.9%, payable in monthly installments of $716, due October 2002, secured by equipment	—	7,070
Note payable - Audi Financial Services, interest at 2%, payable in monthly payments of $1,679, due February 2004, secured by equipment	23,526	—
Note payable - Toyota Financial Services, interest at 2.65%, payable in monthly installments of $467, due July 2005, secured by equipment	13,974	—
Note payable - Ford Motor Credit Corp., interest at 2.9%, payable in monthly installments of $392, due September 2002, secured by equipment	—	3,462
Note payable - GMAC, interest at 0%, payable in monthly installments of $797, due October 2004, secured by equipment	18,315	27,877

	13,037,666	14,993,815
Less current installments	205,312	14,671,315

Long-term debt, excluding current installments	$12,832,354	$322,500

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

Future maturities of the December 31, 2002 long-term debt are as follows:

YEAR ENDED DECEMBER 31:

2003	$205,311
2004	37,835
2005	23,189
2006	9,762
2007	12,510,572
Thereafter	250,997

$13,037,666

The financing agreements with banks contain various restrictive covenants with respect to the maintenance of financial ratios, capital additions, and other items. As of December 31, 2002 the Company was in compliance with all such covenants.

(7)	FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosures About the Fair Value of Financial Instruments, requires disclosure of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of the following disclosure the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation. Management has determined that the carrying values of its financial assets and liabilities approximate fair value at December 31, 2002.

(8)	INCOME TAXES

Income before provision for income taxes, classified by source of income for the years ended December 31, 2002, 2001 and 2000 was as follows:

	2002	2001	2000

U.S.	$(30,038,239)	$830,666	$2,555,670
Foreign	1,090,791	1,218,512	1,198,590

Income (loss) before provision for income taxes	$(28,947,448)	$2,049,178	$3,754,260

A summary of the significant components of the provision for income taxes for the years ended December 31, 2002, 2001 and 2000 is as follows:

	2002	2001	2000

Current:
Federal	$381,059	$1,094,764	$233,446
State	183,123	191,057	197,003
Foreign	373,950	402,276	407,938

	938,132	1,688,097	838,387

Deferred:
Federal	320,172	(23,072)	295,969
State	172,400	(12,462)	159,873
Foreign	(3,790)	(36,163)	(3,465)

	488,782	(71,697)	452,377

Total provision for income taxes	1,426,914	1,616,400	1,290,764
Cumulative effect of change in accounting principle	(5,459,151)	—	—

Total provision for income taxes	$(4,032,237)	$1,616,400	$1,290,764

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below:

	2002	2001

Deferred tax assets:
Accrued pension, accrued postretirement benefit cost and deferred compensation	$2,046,000	$1,416,000
Allowance for doubtful accounts	237,000	280,000
Accrued expenses	472,000	428,000
Inventories, principally due to additional costs inventoried for tax purposes pursuant to the Tax Reform Act of 1986	381,000	434,000
Prearranged deferred revenue	3,024,000	3,654,000
Names and reputations	4,027,000	—
Alternative minimum tax credits	3,878,000	3,898,000
State net operating loss carryovers	467,000	481,000

Total gross deferred tax assets	14,532,000	10,951,000
Less valuation allowance	(4,638,000)	(4,904,000)

Total net deferred tax assets	9,894,000	5,687,000

Deferred tax liabilities:
Cemetery property	(1,617,000)	(2,134,000)
Quarry development	(360,000)	(376,000)
Names and reputations	—	(789,000)
Other liabilities	(55,000)	(195,000)
Property and equipment	(753,000)	(626,000)

Total gross deferred tax liabilities	(2,785,000)	(4,120,000)

Net deferred tax assets	$7,109,000	$1,567,000

SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax assets include significant alternative minimum tax credit carry-forwards that have been fully reserved and may be carried forward indefinitely. Utilization of these alternative minimum tax credits is limited to future federal income tax in excess of the alternative minimum tax. Deferred tax assets also include state net operating loss carryovers, which have been fully reserved due to uncertainties regarding sufficient future state taxable income to utilize carryovers. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

The net deferred tax expense differs from the change in the net deferred tax assets as a result of $5,352,151 reflected as a change in accounting principle for goodwill and $678,631 reflected in other comprehensive income (loss).

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

A reconciliation of differences between the statutory U.S. federal income tax rate, on income before provision for income taxes and cumulative effect of a change in accounting principle, and the Company's effective tax rate follows:

	2002		2001		2000

U.S. statutory rate	34.0%		34.0%		34.0%
State taxes, net of federal benefit	4.5%		5.8%		6.3%
Names and reputations	—		7.8%		10.7%
Divestitures	—		62.0%		—
Change in valuation allowance	(5.1%	)	35.7%		22.0%
Other, primarily tax depletion	(6.1%	)	(66.3%	)	(38.6%	)

Effective tax rate	27.3%		78.9%		34.4%

Deferred taxes have not been provided on certain undistributed earnings of the Company's wholly owned Canadian subsidiary since the Company can control the distribution of such earnings and has determined that such earnings will be reinvested indefinitely. Additional taxes could be due if these earnings were distributed. During 2002, the Company received a $1,525,188 cash distribution from the Canadian subsidiary. No incremental U.S. taxes were due on this distribution as a result of available foreign tax credits and state tax losses.

(9)	PENSION AND OTHER BENEFITS

The Company has a defined benefit pension plan covering substantially all of its Vermont based non-union employees. The benefits are based on years of service and the employee's compensation. The cost of this program is being funded currently.

The Company has a salary continuation plan that covers certain employees who have deferred compensation agreements with the Company. The Company measures the costs of its obligations based on actuarial estimates. The net periodic costs are recognized as employees render the necessary services to earn the deferred compensation benefits.

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

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

	NON-UNION PENSION BENEFITS		DEFERRED COMPENSATION BENEFITS		OTHER BENEFITS

	2002	2001	2002	2001	2002	2001

CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$17,891,727	$17,186,365	$2,354,092	$1,833,950	$1,716,638	$1,720,110
Transfer of obligation	—	—	1,579,778	—	—	—
Service cost	474,830	434,532	34,528	30,374	15,916	21,488
Interest cost	1,246,009	1,229,210	278,454	162,798	106,745	116,099
Actuarial (gain)/loss	991,425	(1,262)	182,417	433,218	(44,396)	(13,892)
Benefits paid	(1,111,583)	(957,118)	282,552	(106,248)	(115,388)	(127,167)

Benefit obligation at end of year	$19,492,408	$17,891,727	$4,146,717	$2,354,092	$1,679,515	$1,716,638

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$15,237,895	$16,329,219	$—	$—	$—	$—
Actual return on plan assets	(1,380,533)	(634,206)	—	—	(15,020)	—
Employer contribution	1,415,803	500,000	282,552	106,248	130,408	127,167
Benefits paid	(1,111,583)	(957,118)	(282,552)	(106,248)	(115,388)	(127,167)

Fair value of plan assets at end of year	$14,l61,582	$15,237,895	$—	$—	$—	$—

Funded status	$(5,330,826)	$(2,653,832)	$(4,146,717)	$(2,354,092)	$(1,679,515)	$(1,716,638)
Unrecognized net actuarial (gain)/loss	4,720,331	986,922	470,398	287,981	150,539	179,915
Unrecognized prior service cost	969,986	1,110,509	104,642	217,086	—	—
Unrecognized transition obligation	61,170	165,414	—	4,783	694,494	757,360

Net amount recognized	$420,661	$(390,987)	$(3,571,677)	$(1,844,242)	$(834,482)	$(779,093)

Amounts recognized in the consolidated balance sheet consists of:
Prepaid (Accrued) benefit liability	$(2,690,765)	$(390,987)	$(4,081,876)	$(2,225,108)	$(834,482)	$(779,093)
Intangible asset	1,031,156	—	104,642	221,869	—	—
Minimum liability adjustment	1,512,356	—	294,840	158,997	—	—

Net amount recognized	$(147,253)	$(390,987)	$(3,682,394)	$(1,844,242)	$(834,482)	$(779,093)

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
Discount rate	6.75%	7.25%	6.75%	7.25%	6.75%	7.00%
Expected return on plan assets	9.00%	9.00%	N/A	N/A	N/A	N/A
Rate of compensation increase	4.00%	5.50%	4.50%	4.50%	4.00%	4.50%

For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002, 9% for 2003, 8% for 2004, 7% for 2005, 6% for 2006 and 5% thereafter.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

	NON-UNION PENSION BENEFITS			DEFERRED COMPENSATION BENEFITS			OTHER BENEFITS

	2002	2001	2000	2002	2001	2000	2002	2001	2000

COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$474,830	$434,532	$442,750	$34,528	$30,374	$62,488	$15,916	$21,488	$24,962
Interest cost	1,246,009	1,229,210	1,200,929	278,454	162,798	115,417	106,745	116,099	105,484
Expected return on plan assets	(1,361,451)	(1,446,000)	(1,458,621)	—	—	—	—	—	—
Amortization of prior service cost	140,523	130,404	130,404	112,444	112,444	24,263	—	—	—
Amortization of transition obligation	104,244	104,244	104,244	4,783	6,165	6,165	63,136	63,136	63,136
Recognized net actuarial (gain)/loss	—	—	(37,644)	—	20,766	—	—	—	—

Net periodic benefit cost	$604,155	$452,390	$382,062	$430,209	$332,547	$208,333	$185,797	$200,723	$193,582

The Company has multiple postretirement benefit plans. The health care plan covers a closed group of retirees selected by the Company and benefits for all but two of the participants cease at age 65. The life insurance plan covers all Vermont based employees; non-union employee coverage is 50% of the group insurance coverage that the employee had prior to retirement (but not more than $60,000) and union employee coverage is $6,000. The life insurance plan assumes a 4.50% rate of compensation increase for all years.

Assumed health care trends do not have a significant effect on the amounts reported for the health care plan.

UNION PENSION BENEFITS

In July 1999, Vermont based union employees became participants in Steelworkers Pension Trust. The Company contributes amounts as required by the union contract.

In 1998, Vermont based union employees participated in a multi-employer defined benefit pension plan. The Company contributed amounts as required by the union contract. The amount charged to operations in the accompanying consolidated statements of operations was $469,499, $620,066 and $641,358 in 2002, 2001 and 2000, respectively.

DEFERRED COMPENSATION BENEFITS

In addition to the deferred compensation benefits under its salary continuation plan, the Company has deferred compensation agreements with certain employees including former stockholders of acquired companies. The present value of the future payments under these agreements was $709,450, $714,871 and $725,110 as of December 31, 2002, 2001 and 2000, respectively. Total annual payments of $222,748 begin and end at various dates from 1997 to 2016. One of these agreements is partially paid through benefits paid by the Company into the defined pension plan, therefore the payment amount changes annually based on actuarial estimates.

The Company also offers a deferred salary plan to key employees, which currently has two participants. The present value of future payments under these agreements was $179,637 at December 31, 2002.

The Rock of Ages Canadian subsidiary has deferred compensation agreements with three former employees. The present value of the future payments under these agreements is $181,382 as of December 31, 2002. Total annual payments of $36,324 begin and end at various dates through 2023.

401(k) BENEFITS

The Company's contributions were $200,119, $311,582 and $104,032 in 2002, 2001 and 2000, respectively. Acquisitions during 2001 and 2000 have significantly increased the number of participants in the plans.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

(10)	STOCK-BASED EMPLOYEE COMPENSATION

Under the terms of the Amended and Restated 1994 Stock Plan, 1,500,000 options were reserved for issuance to key employees and directors to purchase equivalent shares of common stock. The options granted prior to 1999 have a five year term and vest at 20% per year and options granted in 1999 and 2000 have a four year term and vest at 25% per year and options granted in 2002 have a 10 year term and vest at 20% per year after the first year.

The following table sets forth the stock option transactions for the years ended December 31, 2002, 2001 and 2000:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE

Outstanding, December 31, 1999	530,400	$4.04
Granted during 2000	392,500	4.94
Exercised during 2000	(5,500)	(3.74)
Surrendered during 2000	(84,318)	(3.61)

Outstanding, December 31,2000	833,082	$4.45
Granted during 2001	—	—
Exercised during 2001	(320,582)	(3.70)
Surrendered during 2001	(95,000)	(3.81)

Outstanding, December 31, 2001	417,500	5.16
Granted during 2002	355,000	5.98
Exercised during 2002	(50,002)	(4.58)
Surrendered during 2002	(188,333)	(5.27)

Outstanding, December 31, 2002	534,165	5.86

Exercisable, December 31, 2002	161,349	$5.86
Weighted average remaining contractual life	5.7 years

		WEIGHTED AVERAGE		OPTIONS EXERCISABLE

EXERCISE PRICE	NUMBER OF OPTIONS OUTSTANDING	EXERCISE PRICE	REMAINING CONTRACTUAL LIFE	NUMBER	WEIGHTED AVERAGE EXERCISE PRICE

$4.94	214,165	$4.94	1.5 Years	141,349	$4.94
$5.98	295,000	$5.98	10 Years	—	$5.98
$12.38	25,000	$12.38	1 Year	20,000	$12.38

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

(11)	RELATED PARTY TRANSACTIONS

The Company is related through common ownership with several companies. The transactions with related parties, included in the consolidated statements of operations, are as follows for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

Net revenues	$12,284	$25,223	$14,934
Cost of revenues	32,092	12,842	54,379

Amounts due from/(to) related parties as of December 31, 2002 and 2001 are as follows:

	2002	2001

Due from/(to) Swenson Granite Company, LLC	$(9,027)	$16,263
Due from Granite Accents, Inc.	—	37,242
Due from Kotecki Family Enterprises	—	3,233
Due from Rock of Ages Asia	80,883	128,928
Due from Maple Farms Japan	—	45,816

	$71,856	$231,482

See note 4 for operating lease obligations with related parties.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

(12)	UNAUDITED QUARTERLY SUMMARY INFORMATION

The following is a summary of unaudited quarterly summary information for the years ended December 31, 2002, 2001 and 2000 (in thousands, except per share data):

	NET REVENUES	NET INCOME (LOSS)	NET INCOME (LOSS) PER SHARE	NET INCOME (LOSS) PER SHARE - ASSUMING DILUTION

2002 Quarters (1):
First (2)	$12,188	(32,435)	(4.13)	(4.12)
Second	29,134	3,848	0.49	0.49
Third	24,277	1,674	0.21	0.21
Fourth	26,915	1,998	0.26	0.26

Total	$92,514	(24,915)	(3.17)	(3.16)

2001 Quarters:
First	$13,319	(3,682)	(0.49)	(0.49)
Second	31,297	4,089	0.54	0.54
Third	24,722	(1,033)	(0.14)	(0.14)
Fourth	24,967	1,059	0.14	0.14

Total	$94,305	433	0.06	0.06

2000 Quarters:
First	$14,233	(2,693)	(0.36)	(0.36)
Second	28,813	3,211	0.43	0.42
Third	23,528	1,355	0.18	0.18
Fourth (3)	24,119	590	0.08	0.09
Total	$90,693	2,463	0.33	0.33

NOTE

The Company has historically experienced certain seasonal patterns, primarily due to weather conditions affecting operations in Vermont and Canada and the setting of memorials in cemeteries located in northern regions.

(1)	The 2002 quarterly results have been restated to reflect the specific annual average cost method of valuing quarry inventory.

(2)	The 2002 first quarter results reflect a $34 million non-cash charge recorded as of January 1, 2002, which is the cumulative effect of the write-down of goodwill to its fair value, less a deferred tax asset related thereto of $5.3 million, plus the cumulative effect of the change in valuing quarry inventory of $280,000, net of tax effect of $107,000 (see notes 2 and 3).

(3)

The 2000 fourth quarter results have been affected by certain significant nonrecurring items. The Company evaluated certain assets for impairment and subsequently recorded a reduction in the value of these assets, amounting to approximately $843,000. Also, as the Company refined its standard costing system, and old inventory was replaced by new inventory, the net effect on cost of sales in the fourth quarter was approximately a $600,000 increase to cost of sales.

 ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

The following is a summary of unaudited quarterly information showing the effect of the change in valuing quarry inventory on the first, second and third quarters of 2002 as discussed in note 3.

	Three Months Ended
	March 31,	June 30,	September 30,
	2002	2002	2002

Net income (loss) as originally reported before cumulative effect of changes in accounting principles	$(3,751)	$3,699	$1,604
Effect of change to specific annual average cost method of costing quarry inventory	26	149	70
Cumulative effect on prior years of changes in accounting principles (net of tax benefit of $5,459)	(28,710)	—	—

Net income (loss) as restated	(32,435)	3,848	1,674

Per Share Amounts - Basic:
Net income (loss) as originally reported before cumulative effect of changes in accounting principles	(0.48)	0.47	0.20
Effect of change to specific annual average cost method of costing quarry inventory	0.01	0.02	0.01
Cumulative effect on prior years of changes in accounting principles (net of tax benefit of $5,459)	(3.66)	—	—

Net income (loss) as restated	(4.13)	0.49	0.21

Per Share Amounts - Diluted:
Net income (loss) as originally reported before cumulative effect of changes in accounting principles	(0.48)	0.47	0.20
Effect of change to specific annual average cost method of costing quarry inventory	0.01	0.02	0.01
Cumulative effect on prior years of changes in accounting principles (net of tax benefit of $5,459)	(3.65)	—	—

Net income (loss) as restated	(4.12)	0.49	0.21

The impact of the change in accounting for quarry inventory on previously reported net income for the first, second and third quarters of 2002 is the result of older blocks sold during those periods with a historical lower annual average cost.  The impact on the fiscal year 2002 is the result of valuing the inventory quarried in previous years at the specific annual average cost for those respective years as opposed to the current year higher specific annual average cost.

Cumulative effect on prior years of changes in accounting principles also includes the cumulative effect adjustment of $28,430 for adoption of SFAS No. 142, Goodwill and Other Intangible Assets, as originally reported in the March 31, 2002 Form 10-Q.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

(13)	EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for net income for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

Numerator:
Income available to common shareholders used in basic and diluted earnings per share	$(24,915,211)	$432,778	$2,463,496

Denominator:
Denominator for basic earnings per share:
Weighted average shares	7,847,821	7,605,785	7,447,460
Effect of dilutive securities:
Stock options	32,340	70,205	128,379

Denominator for diluted earnings per share:
Adjusted weighted average shares	7,880,161	7,675,990	7,575,839

Basic earnings per share	$(3.17)	$0.06	$0.33

Diluted earnings per share	$(3.16)	$0.06	$0.33

Options to purchase 320,000 shares of Class A common stock at exercises prices ranging from $5.98 to $12.38 per share were outstanding in 2002, 2001and 2000,but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares during those years.

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

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

The following is the segment information for the years ended December 31, 2002, 2001 and 2000 (in thousands):

2002	QUARRYING	MANUFACTURING	RETAILING	CEMETERIES	CORPORATE OVERHEAD	TOTAL

Total net revenues	$31,425	$28,052	$38,449	$4,604	$—	$102,530
Inter-segment net revenues	1,690	8,326	—	—	—	10,016

Net revenues	29,735	19,726	38,449	4,604	—	92,514

Total gross profit	13,569	5,496	21,314	2,009	—	42,388
Inter-segment gross profit	585	(25)	—	—	—	560

Gross profit	12,984	5,521	21,314	2,009	—	41,828

Selling, general and administrative expenses	4,992	3,376	20,896	1,330	5,274	35,868

Income (loss) from operations	$7,992	$2,145	$418	$679	$(5,274)	$5,960

2001	QUARRYING	MANUFACTURING	RETAILING	CEMETERIES	CORPORATE OVERHEAD	TOTAL

Total net revenues	$28,648	$31,446	$43,159	$3,143	$—	$106,396
Inter-segment net revenues	2,873	9,218	—	—	—	12,091

Net revenues	25,775	22,228	43,159	3,143	—	94,305

Total gross profit	12,450	5,249	24,531	818	—	43,048
Inter-segment gross profit	1,103	(173)	(930)	—	—	—

Gross profit	11,347	5,422	25,461	818	—	43,048

Selling, general and administrative expenses	4,388	4,833	22,555	1,203	3,728	36,707
Loss on disposal of assets	197	2,337	—	—	—	2,534

Income (loss) from operations	$6,762	$(1,748)	$2,906	$(385)	$(3,728)	$3,807

2000	QUARRYING	MANUFACTURING	RETAILING	CORPORATE OVERHEAD	TOTAL

Total net revenues	$26,588	$35,763	$40,622	$—	$102,973
Inter-segment net revenues	3,701	8,579	—	—	12,280

Net revenues	22,887	27,184	40,622	—	90,693

Total gross profit	11,249	6,254	21,558	—	39,061
Inter-segment gross profit	1,378	(547)	(831)	—	—

Gross profit	9,871	6,801	22,389	—	39,061

Selling, general and administrative expenses	3,011	5,721	21,476	2,956	33,164

Income (loss) from operations	$6,860	$1,080	$913	$(2,956)	$5,897

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

Net revenues by geographic area are as follows for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000

Net revenues (1):
United States	$84,494	$86,316	$82,886
Canada	8,020	7,989	7,807

Total net revenues	$92,514	$94,305	$90,693

(1)	Net revenues are attributed to countries based on where product is produced.

Long-lived assets by geographic area are as follows as of December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000

Long-lived assets:
United States	$41,686	$41,203	$42,543
Canada	2,235	1,940	1,904

Total long-lived assets	$43,921	$43,143	$44,447

(15)	ACQUISITIONS

On January 3, 2001 the Company acquired 16 cemeteries and one granite retailer in Kentucky. The aggregate purchase price was approximately $7.5 million consisting of $7 million in cash and an additional consideration amount of $558,000 that has been classified as other liabilities and will be paid in four annual installments commencing December 2001. The acquisition was accounted for by the purchase method of accounting, and accordingly the consolidated statement of operations includes the results of operations of the acquired cemeteries and granite retailer beginning January 3, 2001. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company's management based on information currently available and on current assumptions as to future operations which has resulted in $1,271,150 of cost in excess of net assets acquired.

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
December 31, 2002, 2001 and 2000

The following unaudited pro forma information has been prepared assuming that the acquisitions occurred at the beginning of the current and immediately preceding periods, if presented. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisitions had been made as of those dates.

	(UNAUDITED) YEARS ENDED DECEMBER 31,

	2001	2000

Net revenues	$94,304,657	$95,422,318
Net income	432,778	2,672,086
Net income per share	.06	.36
Net income per share - assuming dilution	.06	.35

(16)	ASSETS HELD FOR SALE AND ASSETS SOLD

In October 2001, the Company entered into an agreement to sell the Lawson manufacturing plant in Barre, Vermont. This sale was consistent with the Company's desire to dispose of certain unprofitable operations and to reallocate resources from the manufacture of commodity memorials and focus on its retail strategy.

In connection with this sale, the Company determined that the values of certain assets have been impaired. At December 31, 2001, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121), the Company recorded a non-cash charge related to the impairment of assets of $800,003.

These assets held for sale have been grouped together and classified as "assets held for sale" in the current assets section of the balance sheet. Assets held for sale have been written down to their realizable values based upon expected sale proceeds. The Lawson sale was completed in January 2002.

During the second quarter of 2001 the Company sold an idled Saw Plant in Barre, Vermont in which cash of $300,505 was received in exchange for $515,433 of assets.

During the third quarter of 2001, the Company completed the sale of the SMI and Childs & Childs manufacturing plants and the Royalty and Millstone quarries in Elberton Georgia in which cash of $3,250,000 net of closing costs of $287,467 was received and a note receivable was recorded for $1,640,000 in exchange for $6,121,693 of assets. The loss on sale of assets reported for the year ending December 31, 2001, includes a non-tax deductible disposal of intangible assets of approximately $3.7 million. Taxable income resulted from the sale of inventory and property and equipment, the impact of which was recorded in the three months ended September 30,2001. The sale of these assets is not expected to have any material effect on income taxes in future periods.

INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION

The Board of Directors Rock of Ages Corporation and Subsidiaries:

Under date of February 21, 2003, we reported on the consolidated balance sheets of Rock of Ages Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule referred to as "Schedule II - Valuation and Qualifying Accounts and Reserves." This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."

As discussed in note 3 to the consolidated financial statements, the Company changed its method of accounting for its quarry inventory from the first-in, first-out method to the specific annual average cost method.

KPMG LLP
/s/ KPMG LLP

February 21, 2003
Boston, Massachusetts

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts and Reserves

Years ended December 31, 2002, 2001 and 2000

(In Thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E

		ADDITIONS

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	INCREASE DUE TO ACQUISITIONS	CHARGED TO COSTS AND EXPENSES	DEDUCTIONS	BALANCE AT END OF PERIOD

2002
Allowances for doubtful accounts	$1,548	—	675	1,177	1,046

2001
Allowances for doubtful accounts	$1,303	534	743	1,032	1,548

2000
Allowances for doubtful accounts	$1,826	—	362	885	1,303

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

ROCK OF AGES CORPORATION

By: /s/ Kurt M. Swenson Kurt M. Swenson President, Chief Executive Officer and Chairman of the Board of Directors

Date: March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 31, 2003.

SIGNATURE	TITLE

/s/Kurt M. Swenson	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Kurt M. Swenson

/s/ Douglas S. Goldsmith	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Douglas S. Goldsmith

/s/Richard C. Kimball	Director, Chief Strategic and Marketing Officers
Richard C. Kimball

/s/Jon M. Gregory	Director, President and Chief Operating Officer/Quarries Division
Jon M. Gregory

/s/George R. Anderson	Director
George R. Anderson

/s/James L. Fox	Director
James L. Fox

/s/ Douglas M. Schair	Director
Douglas M. Schair

/s/Charles M. Waite	Director
Charles M. Waite

/s/Frederick Webster	Director
Frederick Webster

CERTIFICATIONS

I, Kurt M. Swenson, Chief Executive Officer of Rock of Ages Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Rock of Ages Corporation

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.		The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.	The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/Kurt M. Swenson Kurt M. Swenson Chief Executive Officer

I, Douglas S. Goldsmith, Chief Financial Officer of Rock of Ages Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Rock of Ages Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.		The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.	The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31 , 2003	/s/Douglas S. Goldsmith Douglas S. Goldsmith Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

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

Specimen Certificate representing the Class A Common Stock (incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.1*

Rock of Ages Corporation Amended and Restated 1994 Stock Plan (as amended through October 26, 1998) (incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and filed with the Securities and Exchange Commission on March 31, 1999)

10.2*	Rock of Ages Corporation Key Employees Deferred Salary Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and filed with the Securities and Exchange Commission on November 14, 2002)

10.3*

Employment Agreement of Kurt M. Swenson (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.4*	Employment Agreement of Peter Friberg dated August 28, 2001.

10.5*

Separation Agreement and General Release between the Company and John L. Forney dated July 23, 2002 (incorporated herein by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarterly period ended June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002)

10.6*

Form of Salary Continuation Agreement (incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.7

Form of Collective Bargaining Agreement dated May 2, 2000 by and between Rock of Ages Corporation and the United Steelworkers of America, AFL-CIO-CIC on behalf of USWA Amalgamated Local #4. (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on March 31, 2001)

10.8

Form of Collective Bargaining Agreement dated May 1, 2000 by and between Rock of Ages Corporation - Quarries Division and United Steelworkers of American, AFL-CIO-CIC on behalf of USWA Amalgamated Local #4. (incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on March 30, 2001)

10.9

Form of Collective Bargaining Agreement dated April 29, 2000 by and between Rock of Ages Corporation and the Granite Cutters Association. (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on March 30, 2001)

10.10

Credit Facility dated as of June 25, 1997 between Royal Bank of Canada and Rock of Ages Canada, Inc., Rock of Ages Quarries Inc. and Rock of Ages Canada Inc. (incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.11

Financing Agreement dated December 17, 1997 by and between The CIT Group/Business Credit, Inc., Rock of Ages Corporation, Royalty Granite Corporation, Carolina Quarries, Inc., Pennsylvania Granite Corp., Childs & Childs Granite Company, Inc., Southern Mausoleums, Inc. and Rock of Ages Memorials LLC (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission on March 31, 1998)

10.12	Fifth Amendment to Financing Agreement dated as of October 25, 2002, by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarry, Inc., Pennsylvania Granite Corp., Keith Monument Company, LLC, Rock of Ages Memorials, Inc. and Sioux Falls Monument Co. (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and filed with the Securities and Exchange Commission on November 14, 2002)

10.13

Supply Agreement dated as of September 7, 2000 by and between Keystone Memorials, Inc. and Rock of Ages Corporation (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on March 31, 2001)

10.14

Supply Agreement dated as of January 11, 2002 by and between Rock of Ages Corporation and Adams Granite Co., Inc. (incorporated herein by reference to exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002)

10.15

Supply Agreement dated as of August 20, 2001 by and between Rock of Ages Corporation, Keystone Memorials, Inc. and IMEX International, Inc. (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002)

10.16

Promissory Note dated January 11, 2002 in the amount of $250,000 from Adams Granite Company, Inc. to Rock of Ages Corporation (incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002)

10.17

Promissory Note dated October 26, 2001 in the amount of $800,000 from Mize Acquisition, Inc. to Rock of Ages Corporation (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002)

10.18

Promissory Note dated August 20, 2001 in the amount of $840,000 from Keystone Memorials, Inc. to Rock of Ages Corporation (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,2001 filed with the Securities and Exchange Commission on April 1, 2002)

11.	Statement re: computation of per share earnings (incorporated herein by reference to Note (1)(q) of the Company's consolidated financial statements (filed herewith))

18.	Letter re: Change in Accounting Principles

21.	Subsidiaries of the Company

23.	Consent of KPMG LLP

99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________

*  This exhibit is a management contract or compensatory plan or arrangement.

INDEX

ITEM 1.  BUSINESS
ITEM 2. PROPERTIES
ITEM 3.  LEGAL PROCEEDINGS
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5.  MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
ITEM 7.   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL  DISCLOSURE
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
ITEM 11.  EXECUTIVE COMPENSATION
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14.  CONTROLS AND PROCEDURES
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
INDEPENDENT AUDITORS REPORT
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY AND COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS REPORT ON SUPPLEMENTARY INFORMATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX