Form 10-K/A
period 2002-12-31
ROCK OF AGES CORP
filed 2003-04-03
CIK 84581

Click here to go to the INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-K/A
AMENDMENT NO. 1

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

Explanatory Note

This Amendment No. 1 to Rock of Ages Corporation Annual Report on Form 10-K for the year ending December 31, 2002 is being filed solely for the purpose of correcting certain clerical and typographical errors, and correcting the net income adjusted for non-cash items amounts for 2002 and 2001 in the Cash Flow discussion under "Liquidity and Capital Resources" in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Also as part of its growth strategy, the Company has engaged in various strategic acquisitions. From 1998 to 2000, the Company acquired 26 retail monument companies, expanding its retail presence to 15 states. In January 2001, the Company acquired 16 cemetery properties and 1 memorial retailer located in the state of Kentucky. During the second quarter of 2002, the Company acquired a 1/3 equity interest in VIKA Ltd., a Ukrainian closed joint stock company that owns rights to quarry stone known as "Galactic Blue" on certain property located in Zhytomir, Ukraine, for a purchase price of $475,000. In connection with the share purchase, the Company acquired exclusive rights to sell the output of the Galactic Blue quarry.

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

	YEAR ENDED DECEMBER 31,

	1998	1999	2000	2001	2002

	(U.S. $ IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues:
Quarrying	$19,225	$22,181	$22,887	$25,775	$29,735
Manufacturing	44,924	37,414	27,184	22,228	19,726
Retailing	18,597	36,933	40,622	43,159	38,449
Cemeteries	—	—	—	3,143	4,604
Total net revenues	82,746	96,528	90,693	94,305	92,514

Gross Profit:
Quarrying	8,780	9,974	9,871	11,347	12,984
Manufacturing	10,842	7,791	6,801	5,422	5,521
Retailing	10,799	19,579	22,389	25,461	21,314
Cemeteries	—	—	—	818	2,009
Total gross profit	30,421	37,344	39,061	43,048	41,828
Selling, general and administrative expenses	20,371	31,241	33,164	36,707	35,868
Loss on disposal of assets	—	845	—	2,534	—
Income from operations	10,050	5,258	5,897	3,807	5,960
Interest expense	511	2,034	2,143	1,758	738
Income before provision for income taxes	9,539	3,224	3,754	2,049	5,222
Provision for income taxes	2,303	1,395	1,291	1,616	1,427
Net income before cumulative effect of changes in accounting principles	$7,236	$1,829	$2,463	$433	$3,795
Cumulative effect in prior years of changes in accounting principles	—	(150)	—	—	(28,710)
Net income	7,236	1,679	2,463	433	(24,915)
Net income per share - basic:
Net income before cumulative effect of changes in accounting principles	$0.98	$0.24	$0.33	$0.06	$0.48
Cumulative effect in prior years of changes in accounting principle	—	(0.02)	—	—	(3.65)
Net income per share	0.98	0.22	0.33	0.06	(3.17)
Net income per share - diluted:
Net income before cumulative effect of changes in accounting principles	$0.91	$0.23	$0.33	$0.06	$0.48
Cumulative effect in prior years of changes in accounting principle	—	(0.02)	—	—	(3.64)
Net income per share	0.91	0.21	0.33	0.06	(3.16)
Weighted average number of shares outstanding	7,349	7,509	7,447	7,606	7,848
Weighted average number of shares outstanding assuming dilution	7,984	7,826	7,576	7,676	7,880

	YEAR ENDED DECEMBER 31,

	1998	1999	2000	2001	2002

BALANCE SHEET DATA:
Cash and cash equivalents	$4,701	$4,877	$9,501	$3,435	$6,185
Working capital	26,520	18,386	28,875	16,794	31,508
Total assets	121,893	130,669	135,554	153,793	125,834
Long-term debt, net of current maturities	12,880	12,620	18,527	323	12,832
Stockholders' equity	85,837	86,382	88,720	89,670	62,646

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

For the fiscal year ended December 31, 2002, net cash provided by operating activities was $6.9 million compared to $11.6 million for the year ending December 31, 2001 and $4.7 million for the year ended December 31, 2000. Net income, adjusted for a total of $32.2 million in non-cash items, including the cumulative effect of a change in accounting principle net of tax effects, was $7.3 million for the year ending December 31, 2002. This compares to net income, adjusted for a total of $7.9 million in non-cash items, of  $8.3 million in the corresponding period of 2001 and net income, adjusted for a total of $5.6 million in non-cash items of $8.1 million in 2000. Changes in working capital and other assets and liabilities used cash of $406,000 in the year ending December 31, 2002 which was a result of a decrease in inventory, an increase in accrued pension costs and a net difference of $1.0 million between the decrease in deferred revenue as a result of completing cemetery contracts and the cash received (represented by a decrease in prearranged receivables). These changes were offset by, among other things, an increase in receivables and an increase in intangible pension assets. In 2001, the changes in working capital and other assets and liabilities provided cash of $3.2 million mainly as a result of increased payables as well as a decrease in receivables. In 2000, working capital changes used cash of $3.4 million. Net cash used in investing activities was $1.8 million in the year ending December 31, 2002 as a result of capital purchases which was partially offset by cash received from the sale of the Lawson facility, compared to $7.6 million used in investing activities in the corresponding period of 2001 as a result of the purchase of the cemeteries and other capital purchases partially offset by cash received in the sale of Childs, SMI and Royalty. In 2000, cash used in investing activities was $2.8 million. Net cash used in financing activities in the year ending December 31, 2002 was $2.4 million, which consisted primarily of principal payments on long-term debt funded from operations compared to $9.6 million in the corresponding period of 2001 which also consisted of principal payments on long-term debt as well as repayments of the Company's line of credit. In 2000, net cash provided by financing activities was $2.9 million which consisted of $3.3 million repayment on credit facilities which was offset by $6.5 million in new borrowings under the credit facilities which was used in 2001 for the purchase of the Cemeteries.

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

v

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$(24,915,211)	$432,778	$2,463,496
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of assets	—	1,734,088	—
Depreciation, depletion and amortization	3,497,300	4,461,697	4,670,803
Write down of goodwill	33,781,555	—	382,864
Decrease (increase) in cash surrender value of life insurance	45,420	788,348	(74,355)
Loss on assets held for sale	—	800,003	—
Loss on sale of property, plant and equipment	22,633	196,905	172,198
Cumulative effect of a change in inventory method	387,521	—	—
Deferred taxes	(5,542,000)	(72,092)	452,377
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	(1,551,413)	1,643,054	(1,353,744)
Decrease (increase) in due to/from related parties	159,626	135,821	(272,014)
Decrease (increase) in inventories	638,279	(100,095)	494,930
Decrease (increase) in other current assets	(16,800)	368,823	(600,559)
Decrease (increase) in intangible pension asset	(913,929)	(102,386)	(119,483)
Decrease in prearranged receivables	1,375,316	449,714	—
Increase in cemetery property	(58,481)	(211,917)	—
Decrease (increase) in other assets	1,212,000	(79,292)	(58,603)
Increase (decrease) in trade payables	11,666	258,203	(348,629)
Increase (decrease) in accrued expenses	(235,620)	1,612,702	1,014,791
Increase (decrease) in income taxes payable/receivable	(286,034)	594,160	(1,365,039)
Increase (decrease) in customer deposits	607,236	(56,457)	(552,117)
Increase (decrease) in deferred compensation	623,766	803,730	(112,831)
Increase (decrease) in accrued pension cost	651,579	(47,610)	(62,593)
Increase in accrued postretirement benefit cost	55,389	73,556	70,732
Decrease in prearranged deferred revenue	(2,378,782)	(1,029,438)	—
Increase (decrease) in other liabilities	(299,618)	(1,083,457)	(118,941)

Net cash provided by operating activities	6,871,398	11,570,838	4,683,283

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,061,070)	(3,752,960)	(2,884,389)
Proceeds from sale of assets	2,296,216	3,263,038	884,586
Acquisitions, net of cash acquired	—	(7,043,366)	(655,081)
Increase in intangible assets	—	(28,050)	(152,164)

Net cash used in investing activities	(1,764,854)	(7,561,338)	(2,807,048)

Cash flows from financing activities:
Net borrowings (repayments) under lines of credit	415,084	(6,369,858)	(3,279,586)
Debt issuance costs	(319,752)	—	—
Proceeds from long-term debt	—	—	6,500,000
Principal payments on long-term debt	(1,956,149)	(4,325,222)	(417,387)
Net stock transactions	(493,984)	1,073,419	87,330

Net cash provided by (used in) financing activities	(2,354,801)	(9,621,661)	2,890,357

Effect of exchange rate changes on cash	(1,661)	(454,023)	(142,441)

Net increase (decrease) in cash and cash equivalents	2,750,082	(6,066,184)	4,624,151

Cash and cash equivalents, beginning of year	3,435,181	9,501,365	4,877,214

Cash and cash equivalents, end of year	$6,185,263	$3,435,181	$9,501,365

See accompanying notes to consolidated financial statements.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	2002	2001	2000

Supplemental cash flow information:
Cash paid during the year for:
Interest	$738,108	$1,757,929	$2,143,226
Income taxes	1,344,453	1,003,249	2,209,383

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

YEAR ENDED DECEMBER 31:

2003	$41,680
2004	36,510
2005	24,036
2006	23,961
2007	5,991

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

(6)	LONG-TERM DEBT

Long-term debt at December 31, 2002 and 2001 consists of the following:

	2002	2001

Term loan, interest at 3.17% and 3.61% in 2002 and 2001, respectively (see note 5), due December 2007, secured by substantially all assets of the Company	$12,500,000	$12,500,000
Term loan, interest at 3.86% in 2001 (see note 5) payable in quarterly installments of $212,000 with a final balloon payment due December 2002, secured by substantially all assets of the Company	—	1,942,351
Note payable - Dutton, interest at 6%, payable in monthly principal and interest payments of $674, unsecured, due December 2003	$7,868	$15,243
Note payable - Plante, interest at 8%, payable in monthly payments of $2,593 beginning February 2001, unsecured, due January 2021	296,352	303,448
Note payable - Anderson, payable with granite inventory at a set sales price of $14.50 per cubic foot at maximum sales of 1,500 cubic foot per month	143,106	193,490
Note payable - GMAC, interest at 0%, payable in monthly payments of $994, due November 2005, secured by equipment	34,795	—
Note payable - GMAC, interest at 4.9%, payable in monthly installments of $439, due February 2002, secured by equipment	—	874
Note payable - GMAC, interest at 2.9%, payable in monthly installments of $716, due October 2002, secured by equipment	—	7,070
Note payable - Audi Financial Services, interest at 2%, payable in monthly payments of $1,679, due February 2004, secured by equipment	23,256	—
Note payable - Toyota Financial Services, interest at 2.65%, payable in monthly installments of $467, due July 2005, secured by equipment	13,974	—
Note payable - Ford Motor Credit Corp., interest at 2.9%, payable in monthly installments of $392, due September 2002, secured by equipment	—	3,462
Note payable - GMAC, interest at 0%, payable in monthly installments of $797, due October 2004, secured by equipment	18,315	27,877

	13,037,666	14,993,815
Less current installments	205,312	14,671,315

Long-term debt, excluding current installments	$12,832,354	$322,500

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

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

A reconciliation of differences between the statutory U.S. federal income tax rate, on income before provision for income taxes and cumulative effect of a change in accounting principle, and the Company's effective tax rate follows:

	2002		2001		2000

U.S. statutory rate	34.0%		34.0%		34.0%
State taxes, net of federal benefit	4.5%		5.8%		6.3%
Names and reputations	—		7.7%		10.7%
Divestitures	—		62.0%		—
Change in valuation allowance	(5.1%	)	35.7%		22.0%
Other, primarily tax depletion	(6.1%	)	(66.3%	)	(38.6%	)

Effective tax rate	27.3%		78.9%		34.4%

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

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

	NON-UNION PENSION BENEFITS		DEFERRED COMPENSATION BENEFITS		OTHER BENEFITS

	2002	2001	2002	2001	2002	2001

CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$17,891,727	$17,186,365	$2,354,092	$1,833,950	$1,716,638	$1,720,110
Transfer of obligation	—	—	1,579,778	—	—	—
Service cost	474,830	434,532	34,528	30,374	15,916	21,488
Interest cost	1,246,009	1,229,210	278,454	162,798	106,745	116,099
Actuarial (gain)/loss	991,425	(1,262)	182,417	433,218	(44,396)	(13,892)
Benefits paid	(1,111,583)	(957,118)	(282,552)	(106,248)	(115,388)	(127,167)

Benefit obligation at end of year	$19,492,408	$17,891,727	$4,146,717	$2,354,092	$1,679,515	$1,716,638

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$15,237,895	$16,329,219	$—	$—	$—	$—
Actual return on plan assets	(1,380,533)	(634,206)	—	—	(15,020)	—
Employer contribution	1,415,803	500,000	282,552	106,248	130,408	127,167
Benefits paid	(1,111,583)	(957,118)	(282,552)	(106,248)	(115,388)	(127,167)

Fair value of plan assets at end of year	$14,l61,582	$15,237,895	$—	$—	$—	$—

Funded status	$(5,330,826)	$(2,653,832)	$(4,146,717)	$(2,354,092)	$(1,679,515)	$(1,716,638)
Unrecognized net actuarial (gain)/loss	4,720,331	986,922	470,398	287,981	150,539	179,915
Unrecognized prior service cost	969,986	1,110,509	104,642	217,086	—	—
Unrecognized transition obligation	61,170	165,414	—	4,783	694,494	757,630

Net amount recognized	$420,661	$(390,987)	$(3,571,677)	$(1,844,242)	$(834,482)	$(779,093)

Amounts recognized in the consolidated balance sheet consists of:
Prepaid (Accrued) benefit liability	$(2,690,765)	$(390,987)	$(4,081,876)	$(2,225,108)	$(834,482)	$(779,093)
Intangible asset	1,031,156	—	104,642	221,869	—	—
Minimum liability adjustment	1,512,356	—	294,840	158,997	—	—

Net amount recognized	$(147,253)	$(390,987)	$(3,682,394)	$(1,844,242)	$(834,482)	$(779,093)

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
Discount rate	6.75%	7.25%	6.75%	7.25%	6.75%	7.00%
Expected return on plan assets	9.00%	9.00%	N/A	N/A	N/A	N/A
Rate of compensation increase	4.00%	5.50%	4.50%	4.50%	4.00%	4.50%

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