Form 10-Q
period 2003-03-31
ROCK OF AGES CORP
filed 2003-05-15
CIK 84581

Click here for a list of Quick Links

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2003

 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

 Commission file number: 0-29464

ROCK OF AGES CORPORATION
(Exact name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	03-0153200 (I.R.S. Employer Identification No.)

772 Graniteville Road, Graniteville, Vermont       05654
(Address of principal executive offices)                (Zip Code)

 (802) 476-3121
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No ___

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___  No X

As of May 12, 2003, 4,418,836 shares of Class A Common Stock, par value $0.01 per share, and 2,756,395 shares of Class B Common Stock, par value $0.01 per share, of Rock of Ages Corporation were outstanding.

ROCK OF AGES CORPORATION

INDEX

 Form 10-Q for the Quarterly Period
Ended March 31, 2003

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

PART I: FINANCIAL INFORMATION
Item 1: Financial Statement

ROCK OF AGES CORPORATION
 CONSOLIDATED BALANCE SHEETS
($ in thousands)
(Unaudited)

	March 31,	December 31,
	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$1,000	$6,185
Trade receivables, net	13,385	17,671
Inventories	23,076	21,654
Prepaid & refundable income taxes	2,054	213
Due from affiliates	3	—
Deferred tax assets	694	860
Other current assets	4,422	4,125

Total current assets	44,634	50,708

Property, plant and equipment, net	44,339	43,921
Cash surrender value of life insurance, net	742	766
Other intangible assets, net	540	574
Due from affiliates	81	81
Deferred tax assets	6,249	6,249
Intangible pension asset	1,136	1,136
Prearranged receivables	14,040	14,013
Cemetery property	6,018	6,056
Other	2,406	2,330

Total assets	$120,185	$125,834

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under lines of credit	$4,854	$4,386
Current installments of long-term debt	200	205
Current installments of deferred compensation	326	324
Trade payables	1,573	1,957
Accrued expenses	3,527	5,001
Due to Affiliates		9
Customer deposits	10,189	7,318

Total current liabilities	20,669	19,200

Long-term debt, excluding current installments	12,819	12,832
Deferred compensation	4,704	4,649
Prearranged deferred revenue	21,661	21,846
Accrued pension cost	2,716	2,691
Accrued postretirement benefit cost	834	834
Other	1,242	1,136

Total liabilities	64,645	63,188

Commitments
Stockholders' equity:
Preferred stock - $.01 par value;
2,500,000 shares authorized, no shares issued or outstanding
Common Stock - Class A, $.01 par value;
30,000,000 shares authorized
4,418,836 and 4,929,336 shares issued and outstanding	44	49
Common Stock - Class B, $.01 par value;
15,000,000 shares authorized
2,756,395 and 2,756,395 shares issued and outstanding	28	28
Additional paid-in capital	65,904	68,574
Accumulated deficit	(8,323)	(3,442)
Accumulated other comprehensive loss	(2,113)	(2,563)

Total stockholders' equity	55,540	62,646

Total liabilities and stockholders' equity	$120,185	$125,834

**SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

 ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Net Revenues:
Quarrying	$2,897	$4,220
Manufacturing	3,579	3,419
Retailing	3,137	3,515
Cemeteries	977	1,008

Total net revenues	10,590	12,162

Gross Profit:
Quarrying	(660)	839
Manufacturing	873	317
Retailing	1,224	1,158
Cemeteries	392	406

Total gross profit	1,829	2,720

Selling, general and administrative expenses	8,104	7,454

Loss from operations	(6,275)	(4,734)

Interest expense	149	175

Loss before benefit for income taxes	(6,424)	(4,909)

Income tax benefit	(1,543)	(1,184)

Net loss before cumulative effect of changes in accounting principles	$(4,881)	$(3,725)

Cumulative effect of changes in accounting principles, net of tax effect of $5,459, (Note 2)	—	(28,710)

Net loss	$(4,881)	$(32,435)

Net loss per share - basic:
Net loss before cumulative effect of changes in accounting principles	$(0.68)	$(0.47)
Cumulative effect of changes in accounting principles	—	(3.66)

Net loss per share - basic	$(0.68)	$(4.13)

Net loss per share - diluted:
Net loss before cumulative effect of changes in accounting principles	$(0.68)	$(0.47)
Cumulative effect of changes in accounting principles	—	(3.66)

Net loss per share - diluted	$(0.68)	$(4.13)

Weighted average number of common shares outstanding - basic	7,186	7,847
Weighted average number of common shares outstanding - diluted	7,186	7,847

**SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(4,881)	$(32,435)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Goodwill impairment	—	33,782
Depreciation, depletion and amortization	943	761
Cash surrender value of life insurance	24	62
Deferred taxes	166	(5,352)
Changes in assets and liabilities:
Decrease in trade receivables	4,286	2,105
Decrease (increase) in prearranged receivables	(27)	459
Decrease (increase) in due from related parties	(12)	25
Increase in inventories	(1,422)	(1,011)
Decrease (increase) in cemetery property	38	(56)
Increase in other assets	(384)	(322)
Decrease in trade payables, accrued expenses and income
taxes payable	(3,699)	(2,414)
Increase in customer deposits	2,871	3,802
Increase (decrease) in deferred compensation and pension	82	(6)
Decrease in prearranged deferred revenue	(185)	(199)
Increase (decrease) in other liabilities	106	(89)

Net cash used in operating activities	(2,094)	(888)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,147)	(934)
Increase in intangibles	(5)	—
Proceeds from sale of assets	—	2,296

Net cash provided by (used in) investing activities	(1,152)	1,362

Cash flows from financing activities:
Net borrowings (repayments) under lines of credit	468	(132)
Net stock option transactions	—	238
Treasury stock repurchase	(2,603)	—
Principal payments on long-term debt	(18)	(1,964)
Dividends paid on common stock	(71)	—

Net cash provided by (used in) financing activities	(2,224)	(1,858)

Effect of exchange rate changes on cash	285	(32)

Net decrease in cash and cash equivalents	(5,185)	(1,416)

Cash and cash equivalents, beginning of period	6,185	3,435

Cash and cash equivalents, end of period	$1,000	$2,019

Supplemental cash flow information:
Cash paid during the quarter for:
Interest	149	175
Income taxes	155	208

Supplemental non-cash investing activities:
During the first quarter of 2002 the Company completed the sale of the Lawson plant in which $2,296,216 was received in cash (net of closing costs) plus a note receivable of $250,000.

**SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K (SEC File No. 000-29464, filed March 31, 2003), and Form 10-K/A filed on April 3, 2003.

(2)	Accounting Changes

In December 2002, the Company changed its method of accounting for its granite block inventory from the first-in, first-out method to the specific annual average cost method. In accordance with generally accepted accounting principles, the Company implemented this change retroactively to January 1, 2002. The effect of the change in the first quarter of 2002 was to increase income by approximately $26,000.

Effective January 1, 2002, the Company assessed impairment of goodwill in accordance with the provisions of SFAS No. 142. The provisions of SFAS No. 142 require that a two-step test be performed. First, the fair value of each reporting unit will be compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded. The Company determined the fair value of each of the reporting units using a discounted cash flow analysis and compared such values to the respective reporting unit's carrying amounts. This evaluation indicated that goodwill recorded in the Retail and Cemetery segments was impaired as of January 1, 2002. As a result, the Company completed the second step of the goodwill impairment test to measure the amount of the impairment loss. Accordingly, the Company recognized a $34 million non-cash charge, recorded as of January 1, 2002, as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value. Approximately $19 million of the goodwill write-down was deductible for taxes, therefore a deferred tax asset of $5.3 million was recorded.

(3)	Stock Based Compensation

The Company has adopted the disclosure provisions of "SFAS" No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" which is an amendment of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock plans. If the Company had elected to recognize compensation cost for options granted under its stock plans based upon the fair value at the grant dates of such options, consistent with the method prescribed by SFAS 123, net income and earnings per share would have been changed to the pro forma amounts indicated below:

	March 31,	March 31,
	2003	2002

Net income (loss), as reported, in thousands	$(4,881)	$(32,435)
Net income (loss), pro forma, in thousands	$(5,019)	$(32,501)
Net income (loss) per share, pro forma	$(0.70)	$(4.14)
Net income (loss) per share - assuming dilution, pro forma	$(0.70)	$(4.14)

The fair value of each option grant is estimated on the date of the grant. The per share weighted average fair value of stock options granted during the first quarter of 2002 was $4.06 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 3.9%; dividend yield of 0%; expected volatility of 61%, and expected lives of five (5) years, respectively. There were no stock options granted during the first quarter of 2003.

(4)	Inventories

	($ in thousands)
Inventories consist of the following:	March 31,	December 31,
	2003	2002

Raw materials	$9,775	$9,847
Work-in-process	1,421	1,421
Finished goods and supplies	11,880	10,386

	$23,076	$21,654

(5)	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for net loss for the three months ended March 31, 2003 and 2002:

	($ in thousands except per share data)
	Three Months Ended
	March 31,

	2003	2002

Numerator:
Net loss available to common shareholders used in basic and diluted earnings per share	$(4,881)	$(32,435)
Denominator:
Denominator for basic earnings per share:
Weighted average shares	7,186	7,847
Effect of dilutive securities:
Stock options	—	—
Denominator for diluted earnings per share:
Adjusted weighted average shares	7,186	7,847
Basic earnings (loss) per share	$(0.68)	$(4.13)
Diluted earnings (loss) per share	$(0.68)	$(4.13)

Options to purchase 322,500 shares of Class A common stock were outstanding at March 31, 2003, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

Options to purchase 674,166 shares of Class A common stock were outstanding at March 31, 2002, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

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

Inter-segment revenues are accounted for as if the sales were to third parties.

The following is the unaudited segment information for the three-month periods ended March 31, 2003 and 2002 ($ in thousands):

2003	Quarrying	Manufacturing	Retailing	Cemeteries	Corporate Overhead	Total

Total net revenues	$3,209	$5,325	$3,137	$977	$—	$12,648
Inter-segment net revenues	(312)	(1,746)	—	—	—	(2,058)

Net revenues	2,897	3,579	3,137	977	—	10,590

Total gross profit	(660)	947	1,150	392	—	1,829
Inter-segment gross profit	—	(74)	74	—	—	—

Gross profit	(660)	873	1,224	392	—	1,829

Selling, general and administrative expenses	1,330	837	4,343	349	1,245	8,104

Income (loss) from operations	$(1,990)	$36	$(3,119)	$43	$(1,245)	$(6,275)

2002	Quarrying	Manufacturing	Retailing	Cemeteries	Corporate Overhead	Total

Total net revenues	$4,479	$4,555	$3,515	$1,008	$—	$13,557
Inter-segment net revenues	(259)	(1,136)	—	—	—	(1,395)

Net revenues	4,220	3,419	3,515	1,008	—	12,162

Total gross profit	858	316	1,140	406	—	2,720
Inter-segment gross profit	(19)	1	18	—	—	—

Gross profit	839	317	1,158	406	—	2,720

Selling, general and administrative expenses	751	770	4,400	338	1,195	7,454

Income (loss) from operations	$88	$(453)	$(3,242)	$68	$(1,195)	$(4,734)

Net revenues by geographic area are as follows:

	($ in thousands)
	Three Months Ended
	March 31,

Net revenues (1):	2003	2002

United States	$9,131	$10,883
Canada	1,459	1,279

Total net revenues	$10,590	$12,162

(1)	Net revenues are attributed to countries based on where the product is produced.

Long-lived assets by geographic area are as follows:

	($ in thousands)
	March 31,	December 31,
	2003	2002

Long-lived assets:
United States	$41,658	$41,686
Canada	2,681	2,235

	$44,339	$43,921

(7)	Comprehensive Income

Comprehensive income (loss) consists of net income, cumulative translation adjustment, and a minimum pension liability adjustment. ($ in thousands)

	Foreign Currency Items	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)

Balance at December 30, 2002	$(756)	$(1,807)	$(2,563)
Changes in 2003	450	—	450

Balance at March 31, 2003	$(306)	$(1,807)	$(2,113)

(8)	Stock Repurchase

In January 2003, the Company repurchased 500,500 shares of its common stock for a total of $2,602,000 as part of its share buy back program. Since August 5, 2002, the Company has repurchased a total of 676,200 shares for $3,359,269 under the share buy back program. These shares have subsequently been retired. There remain 323,800 shares authorized to be purchased under the current repurchase program.

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Rock of Ages Corporation (the "Company") is an integrated quarrier, manufacturer, distributor and retailer of granite and products manufactured from granite. The Company also owns and operates cemeteries. The quarry division sells granite blocks both to the manufacturing division and to outside manufacturers, as well as to distributors in Europe and Japan. The manufacturing division's principal product is granite memorials, which are sold to owned and non-owned retail memorial stores and used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications. The retail division primarily sells granite memorials directly to consumers and through certain cemeteries owned by the Company. The cemetery division sells cemetery property and funeral and cemetery products and services both at the time of need and on a preneed basis. Including these cemeteries, the Company sells its memorials through 100 owned retail outlets in fifteen states.

Critical Accounting Policies

Critical accounting policies are as follows: Revenue recognition, accounting for pensions, impairment of long-lived assets and valuation of deferred income taxes.

Revenue Recognition

The Company records revenues from quarrying, manufacturing, retailing and cemeteries.

The granite quarried by the Company is sold both to outside customers and used by the Company's manufacturing division. The quarry segment records revenue and gross profit related to the sale of granite sold to an outside customer either when the granite is shipped or, in the case of the special December terms, when the customer selects and identifies the blocks at the quarry site and an invoice is issued. The Company does not record a sale, nor does the Company record gross profit, at the time granite is transferred to the Company's manufacturing division. The Company records revenue and gross profit related to internally transferred granite only after the granite is manufactured into a finished product and sold to an outside customer. Manufacturing revenues related to outside customers are recorded when the finished product is shipped from Company facilities. Manufacturing revenues related to internally transferred finished products are recorded when ultimately sold at retail to an outside customer. Retailing revenues are recorded when the finished monument is placed in the cemetery. The Company records cemetery revenues as described below.

The quarry division recognizes revenue from sales of granite blocks when the granite is shipped from the quarry site and provides for a  5% discount if payment is made within 30 days of purchase, except as described in the following paragraph.

The Company allows customers to purchase granite blocks on a bill-and-hold basis at its Barre quarries upon customer request in order to allow its customers to meet their need for granite blocks since many do not have sufficient storage space at their facilities and want to ensure an adequate supply of blocks especially when the Barre quarries are closed from mid-December through mid-March because of weather. During this time, the quarry customers' manufacturing plants remain open, and many prefer to ensure they own blocks of a size and quality selected by them prior to the quarries' closure. All blocks purchased in December are invoiced on or about December 31 and, at that time, the blocks are removed from the Company's inventory, the customer's name is printed on the blocks, and title and risk of ownership passes to the buyer. Payment terms are one-third of the invoice amount on January 15, one-third on February 15, and one-third on March 15. The program provides essentially the normal 30-day payment terms during the months when the quarry is closed notwithstanding that the customer purchases a three-month supply in December and makes payments over ninety days. Customers need not use these terms and may buy from inventory during the closure period on a first-come, first-served basis with normal 30-day terms. Normal payment terms apply when customers request to purchase blocks on a bill-and-hold basis at other times throughout the year. In many cases, granite blocks owned by customers remain on the Company's property for varying periods after title passes to the buyer. The Company retains a delivery obligation using the Company's trucks. However the Company considers the earnings process substantially complete because the cost of delivery service is inconsequential (less than 3%) in relation to the selling price. Further, under industry terms of trade, title passes and the payment obligation is established when the block is identified to a particular customer and transaction.

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

The cemetery division records revenues on its products and services primarily when the product is delivered or the service is performed. However, preneed sales of cemetery lots are recognized as revenue when 20% of the total purchase price of the lot has been received from the customer. The cemetery division's recognition of revenue from preneed sales of cemetery services and merchandise is deferred until the period in which the services or merchandise is delivered. On the balance sheet, the full contract amount is included in prearranged deferred revenue, a liability. The corresponding receivable due from the customer is reflected in prearranged receivables, an asset, and the corresponding cash received from the customer is reflected part in prearranged receivables (for the portion placed in trust) and part in cash (for the portion the Company is allowed to retain). When the services or merchandise is delivered, the Company recognizes as revenue the full contract amount plus all trust earnings associated with that contract. The Company cannot predict when the existing contracts will mature but it is estimated that most contracts will have an average life of ten to fifteen years. The amount of prearranged deferred revenue was $21.7 million at March 31, 2003 and $21.8 million at December 31, 2002.

Accounting for Pensions

The Company provides defined benefit pension and other postretirement benefit plans for certain of its employees. Accounting for these plans requires the use of actuarial assumptions, including estimates of the expected long-term rate of return on assets and discount rates. In order to make informed assumptions, management relies on outside actuarial experts as well as public market data and general economic information. If changes in any of these assumptions occur, they may materially affect certain amounts reported on the Company's balance sheet. In particular, a decrease in the expected long-term rate of return on plan assets could result in an increase in the Company's pension liability and a charge to equity.

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

Effective January 1, 2002, the Company assessed impairment of goodwill in accordance with the provisions of SFAS No. 142. The provisions of SFAS No. 142 require that a two-step test be performed. First, the fair value of each reporting unit will be compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded. The Company determined the fair value of each of the reporting units using a discounted cash flow analysis and compared such values to the respective reporting units carrying amounts. This evaluation indicated that goodwill recorded in the Retail and Cemetery segments was impaired as of January 1, 2002. As a result, the Company completed the second step of the goodwill impairment test to measure the amount of the impairment loss. Accordingly, the Company recognized a $34 million non-cash charge, recorded as of January 1, 2002, as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value. Approximately $19 million of the goodwill write-down was deductible for taxes, therefore a deferred tax asset of $5.3 million was recorded.

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

Valuation of deferred income taxes

As of March 31, 2003 and December 31, 2002, the Company had net deferred tax assets of $6.9 million and $7.1 million, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependant upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has recorded a valuation allowance of $4.6 million as of March 31, 2003 and December 31, 2002, against the minimum tax credit carry-forwards and other deferred tax assets. Based upon the projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefit of these unreserved net deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

Results of Operations

The following table sets forth certain consolidated historical operations data as a percentage of net revenues with the exception of quarrying, manufacturing, retailing and cemetery gross profit, selling, general and administrative expenses, and divisional income which are shown as a percentage of their respective revenues.

	Three Months Ended
	March 31,

	2003		2002

Statement of Operations Data:
Net Revenues:
Quarrying	27.4%		34.7%
Manufacturing	33.8%		28.1%
Retailing	29.6%		28.9%
Cemeteries	9.2%		8.3%

Total net revenues	100.0%		100.0%
Gross Profit:
Quarrying	(22.8%	)	19.1%
Manufacturing	24.4%		9.3%
Retailing	39.0%		32.9%
Cemeteries	40.2%		40.4%

Total gross profit	17.3%		22.1%

Selling, general & administrative expenses:
Quarrying	45.9%		17.8%
Manufacturing	23.4%		22.5%
Retailing	138.4%		125.1%
Cemeteries	35.7%		33.6%

Total SG&A expenses	64.8%		51.5%

Divisional income from operations:
Quarrying	(68.7%	)	1.3%
Manufacturing	1.0%		(13.2%	)
Retailing	(99.4%	)	(92.2%	)
Cemeteries	4.4%		6.7%

Total divisional income from operations	(47.5%	)	(29.4%	)

Unallocated corporate administrative expense	11.8%		9.8%

Income (loss) from operations	(59.3%	)	(39.2%	)

Interest expense	1.4%		1.4%

Income (loss) before income taxes	(60.7%	)	(40.6%	)

Provision for income taxes	(14.6%	)	(9.8%	)

Net income (loss) before cumulative effect of changes in accounting principles	(46.1%)		(30.8%)

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenues for the quarter ended March 31, 2003 decreased 12.9% to $10.6 million from $12.1 million for the quarter ended March 31, 2002.

Quarrying revenues were $2.9 million for the quarter ended March 31, 2003 compared to $4.2 million for the quarter ended March 31, 2002. The decrease was due to unusually severe winter weather conditions that affected both our ability to quarry as well as our ability to ship quarried stone, thereby decreasing revenue. The Company expects shipments to recover significantly over the balance of the year as overseas demand for quarried stone remains strong.

Manufacturing revenues were $3.6 million for the quarter ended March 31, 2003 compared to $3.4 million for the quarter ended March 31, 2002. The increase was a result of revenue recognized on a large memorial for World War II as well as an increase in revenue from our industrial products group as a result of somewhat greater demand for those products.

Retailing revenues were $3.1 million for the quarter ended March 31, 2003 compared to $3.5 million for the quarter ended March 31, 2002. The decrease in revenue was due to unusually severe winter weather conditions in many areas which significantly affected our ability to set memorials in cemeteries and, we believe, the short-term demand for memorials as well.

Cemetery revenues were $1.0 million for both the quarter ended March 31, 2003 and March 31, 2002.

Gross profit dollars for the quarter ended March 31, 2003 decreased 34% to $1.8 million from $2.7 million for the quarter ended March 31, 2002. Gross profit percentage decreased to 17.3% in 2003 from 22.1% in 2002.

Gross loss from quarrying was $660,000 or negative 22.8% of quarrying revenue for the quarter ended March 31, 2003 compared to gross profit of $839,000 or 19.1% of quarrying revenue for the quarter ended March 31, 2002. The decrease in gross profit dollars as well as the decrease in gross profit percentage was a result of unusually severe winter weather conditions, which decreased production. During 2002, the Company elected to change the method of valuing inventory in the quarry division from a First-In, First-Out method to a Specific Annual Average Cost method. The effect of the change in the first quarter of 2002 was to increase gross profit by $34,000.

Manufacturing gross profit was $873,000, or 24.4% of manufacturing revenue for the quarter ended March 31, 2003 compared to $317,000, or 9.3% of manufacturing revenue for the quarter ended March 31, 2002. The increase in gross margin percentage was a result of improved operations in our Barre manufacturing facility as well as a more favorable product mix in this facility, including a large memorial for World War II,compared to the same period in 2002 and an increase in gross margin percentage in our industrial products group.

Retailing gross profit was $1.2 million or 39% of retailing revenue for the quarter ended March 31, 2003 compared to $1.2 million or 33% of retailing revenue for the quarter ended March 31, 2002. The increase in percentage was largely attributable to a decrease in expenses associated with the closing of plant facilities within our retail group that took place throughout 2002 and contracting with suppliers for those goods and services.

Cemetery gross profit was $392,000, or 40.2% of cemetery revenue for the quarter ended March 31, 2003 compared to $406,000, or 40.4% of cemetery revenue for the quarter ended March 31, 2002, and thus was approximately consistent on a quarter-to-quarter basis.

Selling, general and administrative expenses for the quarter ended March 31, 2003 increased 8.0% to $8.1 million from $7.5 million for the quarter ended March 31, 2002. As a percentage of net revenues, these expenses for the quarter ended March 31, 2003 increased to 76.5% from 61.3% in the same period of 2002. The increase was primarily a result of increased legal expenses in the quarry segment as a result of the Eurimex arbitration proceeding (see Part II, Item 1, "Legal Proceedings").

Interest expense for the quarter ended March 31, 2003 decreased to $149,000 from $175,000 for the quarter ended March 31, 2002. This decrease was primarily due to lower interest rates under the Company's credit facilities.

Income tax expense as a percentage of earnings before taxes was 24% in the quarter ended March 31, 2003 and 2002. While the rate in the current period is equal to the rate in the same period last year, it is a decrease from the 27% tax rate the Company experienced in its 2002 fiscal year. The reason for the anticipated decrease in tax rates from 27% to 24% is the Company's anticipated ability to use state tax loss carry-forwards in its retail group as well as an increase in taxable income in the United States as compared to Canada which decreases our overall tax rate as a result of lower effective federal tax rates in the United States.

Liquidity and Capital Resources

Liquidity. The Company considers its liquidity to be adequate to meet its long and short-term cash requirements. Historically, the Company has met these requirements primarily from cash generated by operating activities and periodic borrowings under the commercial credit facilities described below. The Company's acquisitions have increased its requirements for external sources of liquidity, and the Company anticipates that this trend will continue as it further implements its growth strategy.

In January 2003, the Company repurchased 500,500 shares of its common stock for a total of $2,602,600 as part of its share buy back program. Since August 5, 2002, the Company has repurchased a total of 676,200 shares for $3,359,269 under the share buy back program. The shares have subsequently been retired. There remain 323,800 shares authorized to be purchased under the current repurchase program. The Company expects to continue to repurchase shares on an opportunistic basis determined by, among other things, current debt levels, anticipated uses of capital, the price of the stock and the general market conditions.

The Company made a payment to fund its defined benefit pension plan of $1.4 million in 2002, which was the maximum allowable deductible amount for tax purposes. Based on current market conditions and the related impact on the fair value of plan assets, additional funding of this extent may be warranted in the future and the Company believes it will be able to fund such contributions either from cash from operations or borrowing under its credit facilities.

Cash Flow. At March 31, 2003, the Company had cash, cash equivalents and marketable securities of $1.0 million and working capital of $24 million, compared to $2.0 million and $14.0 million, at March 31, 2002.

For the three month period ended March 31, 2003, net cash used in operating activities was $2.1 million which consisted primarily of the net loss of $4.9 million plus cash provided primarily by a decrease in receivables and an increase in customer deposits less cash used primarily as a result of a decrease in payables and accrued expenses. This compares to cash used in operating activities for the period ended March 31, 2002 of $888,000 which consisted primarily of the net loss of $32.4 million plus the non-cash charges associated with the goodwill impairment net of taxes as well as the cash provided by a decrease in receivables and an increase in customer deposits, less the cash used as a result of a decrease in payables and accrued expenses.

Net cash used in investing activities was $1.2 million in the three month period ended March 31, 2003 as a result of capital purchases, compared to $1.4 million provided by investing activities in the corresponding period of 2002 as a result of the proceeds from the sale of the Company's Lawson facility which was partially offset by capital purchases.

Net cash used in financing activities in the three month period ended March 31, 2003 was $2.2 million, which consisted primarily of repurchases of stock under the Company's stock repurchase program, compared to $1.9 million in the corresponding period of 2002 which consisted primarily of principal payments on long-term debt from the proceeds of the sale of the Company's Lawson facility.

Capital Resources. The Company has a credit facility with the CIT Group/Business Credit ("CIT"). The facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable, inventory and certain fixed assets. As of March 31, 2003, the Company had $12.5 million outstanding and $17.5 million available under the term loan line of credit and $4.9 million outstanding and $15.1 million available under the revolving credit facility. The Company has a multi-tiered interest rate structure on its outstanding debt with CIT. As of March 31, 2003, the interest rate structure was as follows:

	Amount	Formula	Effective Rate

Revolving Credit Facility	$ 4.9 million	Prime - .50%	3.75%

Term Loans	12.5 million	LIBOR + 1.75%	3.17%

The Company can elect the interest rate structure for the Revolver and/or the Term Loan based on the prime rate or LIBOR.

The incremental rate above or below prime and above LIBOR is based on the Company's Funded Debt to Net Worth Ratio. As of March 31, 2003, the Company was at the most favorable increments available.

As of March 31, 2003, the Company had $4.0 million CDN available and $0 outstanding under a demand revolving line of credit with the Royal Bank of Canada.

Contractual Obligations - ($ in thousands)

Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt (1)	$13,019	$200	$50	$12,521	$248
Operating Leases (2)	2,756	1,035	1,121	600	—
Purchase Obligations (3)	18,000	3,000	6,000	6,000	3,000

Total Obligations	$33,775	$4,235	$7,171	$19,121	$3,248

(1)	Long-Term Debt consists of various notes payable for general business use and strategic acquisitions, the repayment of which will be funded from a combination of cash flow from operations and its existing credit facility.

(2)	Operating Leases are principally for real estate and will be funded from a combination of cash flow from operations.

(3)	The purchase obligation is a supply agreement with Adams Granite Co. The Company has agreed to purchase a minimum of $3,000,000 of monuments from Adams Granite each year for a term of seven years with various stipulations as to variations from the "minimum order" and pricing agreements, and will be funded from a combination of cash flow from operations and its existing credit facilities.

The Company's primary need for capital will be to maintain and improve its manufacturing, quarrying, and retail facilities and to finance acquisitions as part of its growth strategy. The Company has approximately $5.0 million budgeted for capital expenditures in 2003.  The Company believes that the combination of cash flow from operations and its existing credit facilities, will be sufficient to fund its operations for at least the next twelve months.

Seasonality

Historically, the Company's operations have experienced certain seasonal patterns. Generally the Company's net sales have been highest in the second and third quarter and lowest in the first quarter of each year due primarily to weather. Cemeteries in northern areas generally do not accept granite memorials during winter months when the ground is frozen because they cannot be properly set. In addition, the Company typically closes certain of its Vermont and Canadian quarries during these months because of increased operating costs attributable to adverse weather conditions. As a result, the Company has historically incurred a net loss during the first three months of each calendar year.

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

We have historically sold our granite memorials to consumers through independent retailers. Over the past five years, we have acquired 26 retailers with approximately 100 retail outlets in 15 states. However, we are still dependent in part on our independent retailers for the successful distribution of our products to the ultimate customer. We have no control over the independent retailers' operations, including such matters as retail price, advertising and marketing. Three important components of our growth strategy are to continue to acquire retailers, open new retail stores in selected markets and pursue strategic alliances with funeral homes, cemetery owners, and other death care professionals. Although we have taken steps to reduce conflicts between our owned retail stores and our independent retailers, the implementation of these elements of our strategy has in the past been, and may in the future be construed by some of our existing independent retailers as an effort to compete with them. In certain cases this has adversely affected their relationship with us and caused them to decrease or cease their purchases of our products. These issues may continue to arise as we pursue our growth strategy. In addition, the granite memorial retail industry is characterized by significant barriers to entry created by local heritage, community presence and tradition. Consequently, we have experienced, and may continue to experience difficulty replacing retailers or entering particular retail markets in the event of a loss of an independent retailer. We cannot assure you that we will be able to maintain our existing relationships or establish new relationships with independent retailers. Disruption in our relationships with independent retailers could impede our sales growth or cause sales to decline, which would adversely affect our business and financial results.

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

The granite memorial industry is also highly competitive. The Company competes with other granite quarriers and manufacturers in the sale of granite blocks for memorial use on the basis of price, color, quality, geographic proximity, service, design availability, production capacity, availability of supply and delivery options. All of the Company's colors of granite are subject to competition from memorial grade granite blocks of similar color supplied by quarriers located throughout the world. There are approximately 140 manufacturers of granite memorials in North America. There are also manufacturers of granite memorials in India, South Africa, China and Portugal that sell finished memorials in North America.

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

The sale of cemetery lots and related products is highly competitive. The competition is based upon price, geographic location, and the overall aesthetics, maintenance and upkeep of the cemetery. Competitors include churches and municipalities that own and operate cemeteries, and other cemetery owners, including consolidators, which may have greater financial resources than the Company.

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

We believe that our tradenames, trademarks, brands, designs and other intellectual property are of great value, and we rely on trademark, copyright and other proprietary rights laws to protect our rights to this valuable intellectual property. Third parties may in the future try to challenge our ownership of our intellectual property. In addition, our business is subject to the risk of third parties counterfeiting our products or infringing on our intellectual property rights. We may need to resort to litigation in the future to protect our intellectual property rights, which could result in substantial costs and diversion of resources. Our failure to protect our intellectual property rights, most notably, the Rock of Ages trademark, could have a material adverse effect on our business and competitive position.

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

The markets for our industrial precision products, which include machine base and surface plates that are utilized in the automotive, aeronautic, computer, machine tool, optical, precision grinding and inspection industries, and granite press rolls used in the manufacture of paper, are subject to substantial cyclical variations. Sales of these products have declined significantly as a result of the recent economic downturn and may continue to decline upon a further or sustained downturn, or as a result of uncertainties regarding current and future economic conditions that generally affect, such industries. We cannot assure you that changes in the industries to which we sell our precision products will not adversely affect our operating results.

Existing stockholders are able to exercise significant control over us.

Kurt M. Swenson and his brother, Kevin C. Swenson, collectively have approximately 63% of the total voting power of all outstanding shares of our common stock, and will therefore be in a position to control the outcome of most corporate actions requiring stockholder approval, including the election of directors and the approval of transactions involving a change in control of the Company.

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

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is a party to legal proceedings that arise from time to time in the ordinary course of its business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company. In addition, the Company is involved in the arbitration proceeding described below and is a defendant in the lawsuit described below.

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

The Request includes claims by Eurimex that the Company wrongfully terminated the Salisbury Pink and Bethel White agreements. The Request also alleges that the Company violated antitrust laws under the European Community Treaty and United States antitrust laws. In the Request, Eurimex alleged that it suffered damages in excess of $30 million, and that it would seek to have such damages trebled under U.S. antitrust laws. In subsequent pre-hearing submissions, however, Eurimex asserted damages of approximately $25.3 million, plus interest, "moral" damages, attorneys' fees and costs.

The Company denies all of Eurimex's allegations and further states that it believes that Eurimex has engaged in improper or unlawful tying practices in the sale of the Company's products. The Company has answered Eurimex's Request and has brought certain counterclaims against Eurimex, including a claim for frivolous action. A preliminary scheduling conference was held on October 2, 2001 and both arbitral and subject matter jurisdictional issues were briefed. A second hearing on further procedural issues and jurisdiction was held on March 13, 2002. On July 1, 2002, the arbitral tribunal rendered a decision on the arbitral jurisdictional issues and found that it has arbitral jurisdiction over all of the claims brought by Eurimex. The tribunal deferred ruling on whether it would have subject matter jurisdiction over the claimant's U.S. antitrust law claims. The parties have completed the discovery process, and submitted pre-hearing submissions setting out their respective positions. On March 11, 2003, after the Company had filed its First Pre-Hearing Submission, Eurimex withdrew all of its U.S. antitrust law claims. A hearing on the merits of the dispute is scheduled to be held in May 2003.

 The Company denies liability and will continue to vigorously defend the claims made by Eurimex. However, if the arbitral tribunal were to decided in favor of Eurimex, and award substantial damages, the Company's business and financial condition would likely be materially adversely affected.

The Company carries insurance with coverages that it believes to be customary in its industry. Although there can be no assurance that such insurance will be sufficient to protect the Company against all contingencies, management believes that its insurance protection is reasonable in view of the nature and scope of the Company's operations.

Kurtz Monument Company (Pennsylvania) v. Rock of Ages Corporation (Delaware) Case No. 03-510 U.S. District Court for the Western District of Pennsylvania. On April 22, 2003, Kurtz Monument Company filed a complaint against the Company alleging that the Company breached certain terms of a sealed settlement agreement by engaging in conduct constituting commercial disparagement. Damages have not been specified. The Company believes this action by Kurtz Monument Company is without merit. The Company denies liability and will continue to vigorously defend claims made by Kurtz Monument Company.

Item 5.	Other Information

Holders of the Common Stock are entitled to receive such dividends as may be legally declared by the board of directors and, in the event of dissolution and liquidation, to receive the net assets of the Company remaining after payment of all liabilities, in proportion to their respective holdings. On February 17, 2003, the Board of Directors declared a dividend of $.01 per share of common stock, payable on March 28, 2003 to holders of record as of February 28, 2003. On May 9, 2003, the Board of Directors declared a dividend of $.01 per share of common stock, payable on June 15, 2003 to holders of record as of May 15, 2003.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

	Number	Exhibits

3.1

Amended and Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997.

3.2

Amended and Restated By-Laws of the Registrant (as amended through April 6, 1999) incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31.1999.

	4	Specimen Certificate representing the Class A Common Stock incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997.

	18	Letter re: Change in Accounting Principles incorporated by reference to Exhibit 18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

	99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports Submitted on Form 8-K:

On January 6, 2003, the Registrant filed a report on Form 8-K to report that it had repurchased 500,500 shares of its common stock in a single transaction.

On February 19, 2003, the Registrant filed a report on Form 8-K to report the financial results for the fourth quarter and annual results for 2002. The Registrant also reported that the Board of Directors had declared a quarterly dividend of $.01 per share on the Company's Class A and Class B common stock, to be paid on March 28, 2003 to shareholders of record as of February 28, 2003. The Registrant also reported it expected to pay a dividend on a quarterly basis.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ROCK OF AGES CORPORATION

Dated: May 15, 2003	By:/s/ Douglas S. Goldsmith Douglas S. Goldsmith Vice President, Chief Financial Officer and Treasurer

CERTIFICATIONS

I, Kurt M. Swenson, Chief Executive Officer of Rock of Ages Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Rock of Ages Corporation;

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

Date: May 15, 2003	/s/Kurt M. Swenson Kurt M. Swenson Chief Executive Officer

I, Douglas S. Goldsmith, Chief Financial Officer of Rock of Ages Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Rock of Ages Corporation;

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

Date: May 15, 2003	/s/Douglas S. Goldsmith Douglas S. Goldsmith Chief Financial Officer

Exhibit Index

Number	Exhibits

3.1

Amended and Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997.

3.2

Amended and Restated By-Laws of the Registrant (as amended through April 6, 1999) incorporated by referenced to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31,1999.

4

Specimen Certificate representing the Class A Common Stock incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997and declared effective on October 20, 1997.

18	Letter re: Change in Accounting Principles incorporated by reference to Exhibit 18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Quick Links

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Managements Discussion and Analysis of Financial Condition and Results of Operations
Quantitative and Qualitative Disclosure About Market Risk
Controls and Procedures
Legal Proceedings
Other Information
Exhibits and Reports on Form 8-K
Signature
Certifications
Exhibit Index