Form 10-Q
period 2003-06-30
ROCK OF AGES CORP
filed 2003-08-13
CIK 84581

Click here to go to a list of Links

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2003

 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ______________ to ______________

 Commission file number: 0-29464

ROCK OF AGES CORPORATION
(Exact name of Registrant as Specified in its Charter)

Delaware	03-0153200
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification Number)

772 Graniteville Road, Graniteville, Vermont                          05654
(Address of principal executive offices)                                     (Zip Code)

 (802) 476-3121
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

 Indicate by check mark whether the Registrant is an accelerated filer (as described in Rule 12b-2 of the Exchange Act). Yes No X

 As of August 12,  2003, 4,418,836 shares of Class A Common Stock, par value $0.01 per share, and 2,756,395 shares of Class B Common Stock, par value $0.01 per share, of Rock of Ages Corporation were outstanding.

ROCK OF AGES CORPORATION

INDEX

 Form 10-Q for the Quarterly Period
Ended June 30, 2003

Special Note Regarding Forward-Looking Statements

 This Quarterly Report on Form 10-Q (including exhibits and information incorporated by reference herein) contains certain "forward-looking" statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), including but not limited to those that discuss strategies, goals, outlook or other non-historical matters, or projected or anticipated revenues, income, returns or other financial measures. These forward-looking statements are subject to numerous risks and uncertainties that may cause actual results to differ materially from those contained in or indicated by such statements, including but not limited to the ability of the Company to continue to identify suitable acquisition candidates, to consummate additional retail acquisitions on acceptable terms and to successfully integrate the operations of such acquired entities, to successfully open new retail stores, demand for the Company's products, litigation risks, as well as general economic, competitive, key employee and other factors described in this report or other filings with the Securities and Exchange Commission. See "Risk Factors That May Affect Future Results" under Item 2 below. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statement

ROCK OF AGES CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in thousands)
(Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$1,985	$6,185
Trade receivables, net	15,674	17,671
Inventories	21,557	21,654
Prepaid & refundable income taxes	1,852	213
Due from affiliate	14	—
Deferred tax assets	860	860
Other current assets	3,871	4,125
Assets of discontinued operations - held for sale	28,471	—

Total current assets	74,284	50,708

Property, plant and equipment, net	40,441	43,921
Cash surrender value of life insurance, net	742	766
Intangibles, net	506	574
Debt issuance costs, net	277	304
Due from affiliates	81	81
Deferred tax assets	5,169	6,249
Intangible pension asset	1,136	1,136
Prearranged receivables	—	14,013
Cemetery property	—	6,056
Other	1,568	2,026

Total assets	$124,204	$125,834

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under lines of credit	$5,525	$4,386
Current installments of long-term debt	154	205
Current installments of deferred compensation	330	324
Trade payables	2,195	1,957
Accrued expenses	4,988	5,001
Due to affiliates	—	9
Customer deposits	9,146	7,318
Liabilities of discontinued operations	22,641	—

Total current liabilities	44,979	19,200

Long-term debt, excluding current installments	12,810	12,832
Deferred compensation	4,761	4,649
Prearranged deferred revenue	—	21,846
Accrued pension cost	2,741	2,691
Accrued postretirement benefit costs	834	834
Other	629	1,136

Total liabilities	66,754	63,188

Commitments
Stockholders' equity:
Preferred stock - $.01 par value;
2,500,000 shares authorized
No shares issued or outstanding
Common Stock - Class A, $.01 par value;
30,000,000 shares authorized
4,418,836 and 4,929,336 shares issued and outstanding	44	49
Common Stock - Class B, $.01 par value;
15,000,000 shares authorized
2,756,395 and 2,756,395 shares issued and outstanding	28	28
Additional paid-in capital	65,833	68,574
Accumulated deficit	(6,970)	(3,442)
Accumulated other comprehensive loss	(1,485)	(2,563)

Total stockholders' equity	57,450	62,646

Total liabilities and stockholders' equity	$124,204	$125,834

 **SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
( in thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net Revenues:
Quarrying	$8,249	$8,415	$11,146	$12,636
Manufacturing	5,400	5,553	8,979	8,972
Retailing	12,551	14,038	15,688	17,553

Total net revenues	26,200	28,006	35,813	39,161

Gross Profit:
Quarrying	3,323	3,832	2,663	4,671
Manufacturing	1,443	1,760	2,316	2,077
Retailing	7,412	8,559	8,637	9,718

Total gross profit	12,178	14,151	13,616	16,466

Selling, general and administrative expenses	10,671	8,907	18,427	16,024

Income (loss) from continuing operations	1,507	5,244	(4,811)	442

Interest expense	161	188	310	362

Income (loss) from continuing operations before provision for income taxes	1,346	5,056	(5,121)	80

Income tax expense (benefit)	19	1,225	(1,533)	28

Income (loss) from continuing operations before cumulative effect of changes in accounting principles	1,327	3,831	(3,588)	52
Discontinued operations, net of income taxes	26	18	60	72

Income (loss) before cumulative effect of changes in accounting principles	1,353	3,849	(3,528)	124

Cumulative effect of changes in accounting principles, net of tax effect of $5,459 (Note 2)	—	—	—	(28,710)

Net income (loss)	$1,353	$3,849	$(3,528)	$(28,586)

Net income (loss) per share - basic:
Net income (loss) from continuing operations before cumulative effect of changes in accounting principles	$0.18	$0.49	$(0.50)	$0.01
Discontinued operations, net of income taxes	0.01	0.00	0.01	0.01
Cumulative effect of changes in accounting principles	$—	$—	$—	$(3.66)

Net income (loss) per share	$0.19	$0.49	$(0.49)	$(3.64)

Net income (loss) per share - diluted
Net income (loss) from continuing operations before cumulative effect of changes in accounting principles	$0.18	$0.48	$(0.50)	$0.01
Discontinued operations, net of income taxes	0.00	0.00	0.01	0.01
Cumulative effect changes in accounting principles	$—	$—	$—	$(3.61)

Net income (loss) per share	$0.18	$0.48	$(0.49)	$(3.59)

Weighted average number of common shares outstanding - basic	7,175	7,860	7,181	7,853
Weighted average number of common shares outstanding - diluted	7,226	7,978	7,181	7,943

**SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(3,528)	$(28,586)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Goodwill impairment	—	33,782
Depreciation, depletion and amortization	1,804	1,682
Cash surrender value of life insurance	24	62
Deferred taxes	10	(5,492)
Changes in assets and liabilities:
Decrease (increase) in trade receivables	742	(1,142)
Decrease (increase) in prearranged receivables	(479)	641
Decrease (increase) in due from related parties	(23)	53
Increase in inventories	(68)	(316)
Decrease ( increase) in cemetery property	43	(41)
Decrease ( increase) in other assets	243	(305)
Decrease in trade payables, accrued expenses and income
taxes payable	(1,415)	(399)
Increase in customer deposits	1,828	2,600
Increase in deferred compensation and pension	168	200
Increase ( decrease) in prearranged deferred revenue	125	(535)
Increase (decrease) in other liabilities	163	(124)

Net cash provided by (used in) operating activities	(363)	2,080

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,843)	(2,284)
Proceeds from sale of assets	—	2,296

Net cash provided by (used in) investing activities	(2,843)	12

Cash flows from financing activities:
Net borrowings (repayments) under lines of credit	1,139	(1,614)
Principal payments on long-term debt	(73)	(1,952)
Stock repurchase	(2,603)	—
Net stock option transactions	—	263
Dividends paid on common stock	(143)	—
Financing fees paid	(5)	—

Net cash used in financing activities	(1,685)	(3,303)

Effect of exchange rate changes on cash	691	258

Net decrease in cash and cash equivalents	(4,200)	(953)

Cash and cash equivalents, beginning of period	6,185	3,435

Cash and cash equivalents, end of period	$1,985	$2,482

Supplemental cash flow information:
Cash paid during the period for:
Interest	$310	$362
Income Taxes	$145	$402

**SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report Form 10-K (SEC File No. 000-29464, filed March 31, 2003), and Form 10-K/A filed on April 3, 2003.

Historical financial information has been restated to reflect the reclassification of the business conducted by Rock of Ages Kentucky Cemeteries, LLC as discontinued (see note 3).

(2)	Accounting Changes

In December 2002, the Company changed its method of accounting for its granite block inventory from the first-in, first-out method to the specific annual average cost method. In accordance with generally accepted accounting principles, the Company implemented this change retroactively to January 1, 2002. The effect of the change in the three months and six months ending June 30, 2002 was to increase net income by $150,000 and $175,000 respectively. As a result of the increase in net income (loss) from continuing operations before cumulative effect of changes in accounting principles, diluted net income (loss) per share, for the six months ended June 30, 2002, is now being calculated using 7,943,000 shares rather than 7,853,000 as reported in the Company's Quarterly Report on Form 10-Q filed August 14, 2002.

Effective January 1, 2002, the Company assessed impairment of goodwill in accordance with the provisions of SFAS No. 142. The provisions of SFAS No. 142 require that a two-step test be performed. First, the fair value of each reporting unit was compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded. The Company determined the fair value of each of the reporting units using a discounted cash flow analysis and compared such values to the respective reporting unit's carrying amounts. This evaluation indicated that goodwill recorded in the Retail and Cemetery segments was impaired as of January 1, 2002.  As a result, the Company completed the second step of the goodwill impairment test to measure the amount of the impairment loss. Accordingly, the Company recognized a $34 million non-cash charge, recorded as of January 1, 2002, as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value.  Approximately $19 million of the goodwill write-down was deductible for taxes; therefore a deferred tax asset of $5.3 million was recorded.

(3)	Discontinued Operations

During June 2003, the Company made the decision to dispose of its Cemetery business, Rock of Ages Kentucky Cemeteries, LLC. The decision was made to allow the Company to concentrate on its core businesses, quarrying, manufacturing and retailing, freeing up resources to pursue other growth strategies. The Company expects to continue to sell upright memorials in those cemeteries through its relationship with the buyer, Saber Management, LLC. The decision to sell this company represents the disposal of a long-lived asset and disposal group under SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, results of this business have been classified as discontinued operations; prior periods have been restated to reflect this reclassification and the assets and liabilities of this business are classified as available for sale as of June 30, 2003. The sale is subject to the satisfactory completion of due diligence by the buyer and satisfaction of certain closing conditions contained in the definitive purchase and sale agreement and is expected to close in the latter part of the third quarter. It is estimated that the fair value of the assets exceeds the carrying value, therefore a loss on sale is not expected and has not been recorded. Operating results from Rock of Ages Kentucky Cemeteries, LLC for the three and six months ended June 30, 2003 and 2002 were as follows:

	($ in thousands)		($ in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net Sales	$1,053	$979	$2,029	$1,987
Gross Profit	418	350	810	756
Pretax Income	32	22	75	90
Income Tax	6	4	15	18
Net Income	26	18	60	72

(4)	Stock Based Compensation

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" which is an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock plans. If the Company had elected to recognize compensation cost for options granted under its stock plans based upon the fair value at the grant dates of such options, consistent with the method prescribed by SFAS 123, net income and earnings per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss), as reported, in thousands	$1,353	$3,849	$(3,528)	$(28,586)
Net income (loss), pro forma, in thousands	$1,214	$3,783	$(3,805)	$(28,719)
Net income (loss) per share, as reported	$0.19	$0.49	$(0.49)	$(3.64)
Net income (loss) per share, pro forma	$0.17	$0.48	$(0.53)	$(3.66)
Net income (loss) per share - assuming dilution, as reported	$0.18	$0.48	$(0.49)	$(3.59)
Net income (loss) per share - assuming dilution, pro forma	$0.17	$0.47	$(0.53)	$(3.62)

There were no stock options granted during the first six months of 2003.

The fair value of each option grant is estimated on the date of the grant. The per share weighted average fair value of stock options granted during the first quarter of 2002 was $4.06, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 3.9%; dividend yield of 0%; expected volatility of 61%, and expected lives of five (5) years. Because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single value of its options and may not be representative of the future effects on reported net income or the future stock price of the Company.

(5)	Inventories

	($ in thousands)
	June 30,	December 31,
Inventories consist of the following:	2003	2002

Raw materials	$9,558	$9,847
Work-in-process	1,312	1,421
Finished goods and supplies	10,687	10,386

	$21,557	$21,654

(6)	Earnings Per Share

The following is a reconciliation of shares used in calculating basic and diluted earnings per share follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Basic weighted average shares	7,175	7,860	7,181	7,853

Effect of dilutive Stock options	51	118	—	90

Diluted weighted average shares	7,226	7,978	7,181	7,943

Options to purchase 25,000 shares of Class A common stock were outstanding at June 30, 2003 and 2002 but were not included in the computation of diluted EPS for the three and six months ended June 30, 2003 and 2002 because the options' exercise price was greater than the average market price of the common shares.

Options to purchase 509,165 shares of Class A common stock were outstanding at June 30, 2003, but were not included in the computation of diluted earnings per share for the six months ended June 30, 2003 because the effect would be anti-dilutive.

(7) Segment Information

The Company is organized based on the products and services that it offers. Under this organizational structure, the Company operates in three segments: quarrying, manufacturing and retailing.

The quarrying segment extracts rough dimension granite blocks from the ground and sells those blocks to both the manufacturing segment and to outside manufacturers, as well as to customers in Europe and Asia.

The manufacturing segment's principal product is granite memorials used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications.

The retailing segment sells memorials and other granite products at various locations throughout the United States.

The cemetery segment is being sold and its net income is classified as discontinued operations.

Inter-segment revenues are accounted for as if the sales were to third parties.

The following is the unaudited segment information for the three and six-month periods ended June 30, 2003 and 2002 (in thousands):

Three month period:

2003	Quarrying	Manufacturing	Retailing		Corporate Overhead	Total

Total net revenues	$8,785	$8,073	$12,551		$—	$29,409
Inter-segment net revenues	(536)	(2,673)	—		—	(3,209)

Net revenues	8,249	5,400	12,551		—	26,200

Total gross profit	3,556	1,439	7,183		—	12,178
Inter-segment gross profit	(233)	4	229		—	—

Gross profit	3,323	1,443	7,412		—	12,178

Selling, general and administrative expenses	2,628	901	5,882		1,260	10,671

Income (loss) from operations	$695	$542	$1,530		$(1,260)	$1,507

2002	Quarrying	Manufacturing	Retailing		Corporate Overhead	Total

Total net revenues	$8,842	$7,756	$14,038		$—	$30,636
Inter-segment net revenues	(427)	(2,203)	—		—	(2,630)

Net revenues	8,415	5,553	14,038		—	28,006

Total gross profit	4,002	1,711	8,438	`	—	14,151
Inter-segment gross profit	(170)	49	121		—	—

Gross profit	3,832	1,760	8,559		—	14,151

Selling, general and administrative expenses	984	869	5,868		1,186	8,907

Income (loss) from operations	$2,848	$891	$2,691		$(1,186)	$5,244

Six month period:

2003	Quarrying	Manufacturing	Retailing	Corporate Overhead	Total

Total net revenues	$11,994	$13,398	$15,688	$—	$41,080
Inter-segment net revenues	(848)	(4,419)	—	—	(5,267)

Net revenues	11,146	8,979	15,688	—	35,813

Total gross profit	2,895	2,386	8,335	—	13,616
Inter-segment gross profit	(232)	(70)	302	—	—

Gross profit	2,663	2,316	8,637	—	13,616

Selling, general and administrative expenses	3,958	1,738	10,225	2,506	18,427

Income (loss) from operations	$(1,295)	$578	$(1,588)	$(2,506)	$(4,811)

2002	Quarrying	Manufacturing	Retailing	Corporate Overhead	Total

Total net revenues	$13,321	$12,311	$17,553	$—	$43,185
Inter-segment net revenues	(685)	(3,339)	—	—	(4,024)

Net revenues	12,636	8,972	17,553	—	39,161

Total gross profit	4,860	2,027	9,579	—	16,466
Inter-segment gross profit	(189)	50	139	—	—

Gross profit	4,671	2,077	9,718	—	16,466

Selling, general and administrative expenses	1,735	1,639	10,269	2,381	16,024

Income (loss) from operations	$2,936	$438	$(551)	$(2,381)	$442

Net revenues by geographic area are as follows:

	($ in thousands)		($ in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,

Net revenues (1):	2003	2002	2003	2002

United States	$23,220	$25,406	$31,374	$35,282
Canada	2,980	2,600	4,439	3,879

Total net revenues	$26,200	$28,006	$35,813	$39,161

(1)	Net revenues are attributed to countries based on where product is produced.

Long-lived assets by geographic area are as follows:

	($ in thousands)
	June 30,	December 31,
	2003	2002
Long-lived assets:	(Unaudited)

United States	$37,588	$41,686
Canada	2,853	2,235

	$40,441	$43,921

(8)	Comprehensive Income

Comprehensive income (loss) consisted of net income, cumulative translation adjustment, and a minimum pension liability adjustment ($ in thousands).

	Foreign Currency Items	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)

Balance at December 30, 2002	$(756)	$(1,807)	$(2,563)
Changes in 2003	1,078	—	1,078

Balance at June 30, 2003	$322	$(1,807)	$(1,485)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Rock of Ages Corporation (the "Company") is an integrated quarrier, manufacturer, distributor and retailer of granite and products manufactured from granite. The quarry division sells granite blocks both to the manufacturing division and to outside manufacturers, as well as to customers in Europe and Asia. The manufacturing division's principal product is granite memorials, which are sold to owned and non-owned retail memorial stores and used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications. The retail division primarily sells granite memorials directly to consumers. As discussed below, the Company also owns cemeteries and has decided to dispose of its Cemetery business.

The Company has decided to dispose of its Cemetery business, Rock of Ages Kentucky Cemeteries, LLC. The decision was made to allow the Company to concentrate on its core businesses, quarrying, manufacturing and retailing, freeing up resources to pursue other growth strategies. The Company expects to continue to sell upright memorials in those cemeteries through its relationship with the buyer, Saber Management, LLC. The decision to sell this company represents a disposal of long-lived asset and disposal group under SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, results of this business have been classified as discontinued operations, and prior periods have been restated to reflect this reclassification. The sale is subject to the satisfactory completion of due diligence by the buyer and satisfaction of certain closing conditions contained in the definitive purchase and sale agreement and is expected to close in the latter part of the third quarter. It is estimated that the fair value of the assets exceeds the carrying value, therefore a loss on sale is not expected and has not been recorded.

Critical Accounting Policies

Critical accounting policies are as follows: Revenue recognition, accounting for pensions, impairment of long-lived assets and valuation of deferred income taxes.

Revenue Recognition

The Company records revenues from quarrying, manufacturing, retailing and cemeteries.

The granite quarried by the Company is sold both to outside customers and used by the Company's manufacturing division. The quarry division records revenue and gross profit related to the sale of granite sold to an outside customer either when the granite is shipped or, in the case of the special December terms, when the customer selects and identifies the blocks at the quarry site and an invoice is issued. The Company does not record a sale, nor does the Company record gross profit, at the time granite is transferred to the Company's manufacturing division. The Company records revenue and gross profit related to internally transferred granite only after the granite is manufactured into a finished product and sold to an outside customer. Manufacturing revenues related to outside customers are recorded when the finished product is shipped from Company facilities. Manufacturing revenues related to internally transferred finished products are recorded when ultimately sold at retail to an outside customer. Retailing revenues are recorded when the finished monument is placed in the cemetery. In certain instances, the Company may enter into an agreement with a customer, which provides for extended payment terms, generally up to two years from either the date of setting the memorial or, in certain instances, upon the settlement of an estate. The Company records cemetery revenues as described below.

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

The cemetery division records revenues on its products and services primarily when the product is delivered or the service is performed. However, preneed sales of cemetery lots are recognized as revenue when 20% of the total purchase price of the lot has been received from the customer. The cemetery division's recognition of revenue from preneed sales of cemetery services and merchandise is deferred until the period in which the services or merchandise is delivered. On the balance sheet at December 31, 2002, the full contract amount is included in prearranged deferred revenue, a liability. The corresponding receivable due from the customer is reflected in prearranged receivables, an asset, and the corresponding cash received from the customer is reflected part in prearranged receivables (for the portion placed in trust) and part in cash (for the portion the Company is allowed to retain). When the services or merchandise is delivered, the Company recognizes as revenue the full contract amount plus all trust earnings associated with that contract. The Company cannot predict when the existing contracts will mature but it is estimated that most contracts will have an average life of ten to fifteen years. The amount of prearranged deferred revenue was $21.8 million at December 31, 2002.

As a result of the Company's decision to sell the cemeteries and in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," results of the cemetery division have been classified as discontinued operations; prior periods have been restated to reflect this reclassification and the assets and liabilities of this business are classified as available for sale as of June 30, 2003.

Accounting for Pensions

The Company provides defined benefit pension and other postretirement benefit plans for certain of its employees. Accounting for these plans requires the use of actuarial assumptions including estimates on the expected long-term rate of return on assets and discount rates. In order to make informed assumptions management relies on outside actuarial experts as well as public market data and general economic information. If changes in any of these assumptions occur, they may materially affect certain amounts reported on the Company's balance sheet. In particular, a decrease in the expected long-term rate of return on plan assets or a decrease in the discount rate could result in an increase in the Company's pension liability and a charge to equity.

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

Effective January 1, 2002, the Company assessed impairment of goodwill in accordance with the provisions of SFAS No. 142. The provisions of SFAS No. 142 require that a two-step test be performed. First, the fair value of each reporting unit was compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded. The Company determined the fair value of each of the reporting units using a discounted cash flow analysis and compared such values to the respective reporting units' carrying amounts. This evaluation indicated that goodwill recorded in the Retail and Cemetery segments was impaired as of January 1, 2002.  As a result, the Company completed the second step of the goodwill impairment test to measure the amount of the impairment loss.  Accordingly, the Company recognized a $34 million non-cash charge, recorded as of January 1, 2002, as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value.  Approximately $19 million of the goodwill write-down is deductible for taxes; therefore a deferred tax asset of $5.3 million has been recorded.

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

Valuation of deferred income taxes

As of June 30, 2003 and December 31, 2002, the Company had net deferred tax assets of $6.0 million and $7.1 million, respectively. In assessing whether deferred tax assets are realizable, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependant upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has recorded a valuation allowance of $4.6 million as of June 30, 2003 and December 31, 2002, against the minimum tax credit carry-forwards and other deferred tax assets. Based upon the projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefit of these unreserved net deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

Results of Operations

The following table sets forth certain operations data as a percentage of net revenues with the exception of quarrying, manufacturing and retailing gross profit, which are shown as a percentage of their respective revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003		2002

Statement of Operations Data:
Net Revenues:
Quarrying	31.5%	30.1%	31.1%		32.3%
Manufacturing	20.6%	19.8%	25.1%		22.9%
Retailing	47.9%	50.1%	43.8%		44.8%

Total net revenues	100.0%	100.0%	100.0%		100.0%

Gross Profit:
Quarrying	40.3%	45.5%	23.9%		37.0%
Manufacturing	26.7%	31.7%	25.8%		23.1%
Retailing	59.1%	61.0%	55.1%		55.4%

Total gross profit	46.5%	50.5%	38.0%		42.0%

Selling, general & administrative expenses	40.7%	31.8%	51.5%		40.9%

Income (loss) from continuing operations	5.8%	18.8%	(13.4%	)	1.1%

Interest expense	0.6%	0.7%	0.9%		0.9%

Income (loss) from continuing operations before income taxes	5.2%	18.1%	(14.3%	)	0.2%

Provision for income taxes	0.1%	4.4%	(4.3%	)	0.1%

Net income (loss) from continuing operations before cumulative effect of changes in accounting principles	5.1%	13.7%	(10.0%)		0.1%

Discontinued operations, net of income taxes	0.1%	0.1%	0.2%		0.2%

Net income (loss) before cumulative effect of changes in accounting principles	5.2%	13.8%	(9.8%	)	0.3%
Cumulative effect of changes in accounting principles	—	—	—		(73.3%	)

Net income (loss)	5.2%	13.8%	(9.8%	)	(73.0%	)

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenues for the quarter ended June 30, 2003 decreased 6.4% to $26.2 million from $28.0 million for the quarter ended June 30, 2002 .

Quarrying revenues were $8.2 million for the quarter ended June 30, 2003 compared to $8.4 million for the quarter ended June 30, 2002 . The quarry revenues were slightly below the previous period as a result of the quarries continuing recovery from unusually severe winter weather conditions that affected both our ability to quarry as well as our ability to ship quarried stone. In addition, we have experienced decreased demand in the Pennsylvania Black quarry primarily due to weak demand in the memorialization market.

Manufacturing revenues were $5.4 million for the quarter ended June 30, 2003 compared to $5.6 million for the quarter ended June 30, 2002. Revenues from standard products in the wholesale memorial group were down approximately $500,000 from the same period last year as a result of decreased demand for memorial products as well as a week-long union strike which affected shipments. This was partially offset by recognition of revenue on the balance of the World War II memorial in the quarter ended June 30, 2003.

Retailing revenues were $12.6 million for the quarter ended June 30, 2003 compared to $14.0 million for the quarter ended June 30, 2002. The decrease in revenue was due to several factors, including, but not limited to, a decrease in demand for memorials in many of the markets served. The Company believes there has also been a downturn in other death care related businesses (principally cemeteries and funeral homes) which may indicate a decrease in demand for death care related products and services as a whole, which in turn may be the result of a lower number of total deaths quarter to quarter and continuing weakness in the general economy.

Gross profit dollars for the quarter ended June 30, 2003 decreased 13.9% to $12.2 million from $14.2 million for the quarter ended June 30, 2002 . Gross profit percentage decreased to 46.5 % in the current period from 50.5% in the second quarter of 2002.

Quarrying gross profit was $3.3 million or 40.3% of quarrying revenue for the quarter ended June 30, 2003 compared to $3.8 million or 45.5% of quarrying revenue for the quarter ended June 30, 2002. The decrease in gross profit dollars, as well as the decrease in gross profit percentage, was attributable, in part, to our Pennsylvania Black quarry, which had lower gross margins as a result of decreased domestic demand as well as lower quarry yields. In addition, the Company fulfilled a specific contract at the Salisbury Pink quarry requiring lower grade product sold from inventory essentially at cost as part of a program to reduce lower grade inventory in that quarry. During 2002, the Company elected to change the method of valuing inventory in the quarry division from a First-In, First-Out method to a Specific Annual Average Cost method. The effect of the change in the three-month period ended June 30, 2002 was to increase gross profit by $206,000.

Manufacturing gross profit was $1.4 million or 26.7% of manufacturing revenue for the quarter ended June 30, 2003 compared to $1.8 million or 31.7% of manufacturing revenue for the quarter ended June 30, 2002. The decrease in gross margin percentage was a result of a less favorable product mix and additional costs incurred as a result of the labor strike as well as decreased operational efficiencies associated with lower revenues in our standard products as described above.

Retailing gross profit was $7.4 million or 59.1% of retailing revenue for the quarter ended June 30, 2003 compared to $8.6 million or 61.0% of retailing revenue for the quarter ended June 30, 2002. The decrease in gross margin percentage and dollars was largely attributable to lower operational efficiencies associated with the decrease in revenue discussed above. This was somewhat offset by a decrease in expenses associated with the closing of plant facilities within our retail group that took place throughout 2002 and contracting with suppliers for those goods and services.

Selling, general and administrative expenses for the quarter ended June 30, 2003 increased 19.8% to $10.7 million from $8.9 million for the same period in 2002. As a percentage of net revenues, these expenses for the quarter ended June 30, 2003 increased to 40.7% from 31.8% in the same period of 2002. The increase was primarily a result of  increased legal expenses in the quarry segment for the Eurimex arbitration proceeding of $1.8 million for the second quarter of 2003, compared to $150,000 for the second quarter of 2002 (see Part II, Item I, "Legal Proceedings").

Interest expense for the quarter ended June 30, 2003 decreased to $161,000 from $188,000 for the quarter ended June 30, 2002. This decrease was primarily due to lower interest rates under the Company's credit facilities.

Income tax expense as a percentage of earnings before taxes was 1% in the quarter ended June 30, 2003 compared to 24% for the same period in 2002. The tax rate for the Company is affected by several factors, including the difference in the effective US and Canadian tax rates and the relative earnings between the two. As a result of the decrease in expected earnings for the Company in its US operations for 2003, primarily as a result of the significant expenses incurred in connection with the Eurimex arbitration proceedings, the estimated effective tax rate for the year changed from 24% to 30%. This increased tax rate, applied to the year-to-date pretax loss, resulted in a tax benefit approximately equal to the benefit recorded at the end of the first quarter under the old rate of 24%. This resulted in essentially no tax expense for the second quarter.

Income from continuing operations before cumulative effect of changes in accounting principles for the three months ended June 30, 2003 was $1.3 million, as compared to $3.8 million for the same period of 2002.

Income from discontinued operations, net of tax, for the three months ended June 30, 2003 was $26,000, as compared to $18,000 for the same period of 2002. In accordance with SFAS 144, the Company stopped recording depreciation once the business was classified as discontinued, therefore the Company had $24,000 less in depreciation expense in the quarter ended June 2003 than in the same period of 2002.

Net income for the three months ended June 30, 2003 was $1.4 million, as compared to $3.8 million for the same period of 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Revenues for the six months ended June 30, 2002 decreased 8.5% to $35.8 million from $39.2 million for the same period in 2002.

Quarrying revenues were $11.1 million for the six-months ended June 30, 2003 compared to $12.6 million for the same period in 2002. The decrease was due to unusually severe weather conditions in the first quarter of 2003 that affected both our ability to quarry as well as our ability to ship quarried stone, thereby decreasing revenue. In addition, we have experienced decreased demand in the Pennsylvania Black quarry, primarily due to weak demand in the memorialization market.

Manufacturing revenues were $9.0 million for both of the six-month periods ended June 30, 2003 and June 30, 2002. Revenues in the wholesale memorial division were down approximately $1.4 million from the same period last year as a result of decreased demand for memorial products in both the U.S. and Canada. This was offset entirely by the combination of $1.0 million in revenue on the World War II memorial in the six-month period ended June 30, 2003 and an increase in revenue in the precision products division. The Company recognized no revenue on the World War II memorial in the six-month period ended June 30, 2002.

Retailing revenues were $15.7 million for the six-month period ended June 30, 2003 compared to $17.6 million for the same period in 2002. The decrease in revenue was due to unusually severe winter weather conditions in many areas which significantly affected our ability to set memorials in cemeteries and a decrease in demand for memorials as well. The Company believes there has also been a downturn in other death care related businesses (principally cemeteries and funeral homes) which may indicate a decrease in demand for death care related products and services as a whole, which in turn may be the result of a lower number of deaths in the first six months of 2003 compared to 2002, and continuing weakness in the general economy.

Gross profit dollars for the six-month period ended June 30, 2003 decreased 17.3% to $13.6 million from $16.5 million for the same period in 2002. Gross profit percentage decreased to 38.0% in 2003 from 42.0% in 2002.

Gross profit from quarrying was $2.7 million or 23.9% of quarrying revenue for the six-month period ended June 30, 2003 compared to gross profit of $4.7 million or 37.0% of quarrying revenue for the same period in 2002. The decrease in gross profit dollars as well as the decrease in gross profit percentage was primarily a result of unusually severe winter weather conditions, which decreased production and, to a lesser degree, lower profit sales from the Salisbury Pink quarry and lower demand and yield from the Pennsylvania Black quarry as discussed above. During 2002, the Company elected to change the method of valuing inventory in the quarry division from a First-In, First-Out method to a Specific Annual Average Cost method. The effect of the change in the six-month period ended June 30, 2002 was to increase gross profit by $240,000.

Manufacturing gross profit was $2.3 million or 25.8% of manufacturing revenue for the six-month period ended June 30, 2003 compared to $2.1 million or 23.1% of manufacturing revenue for the same period in 2002. The increase in gross margin percentage and dollars was a result of greater revenue and improved efficiencies in the industrial products division.

Retailing gross profit was $8.6 million or 55.1% of retailing revenue for the six-month period ended June 30, 2003 compared to $9.7 million or 55.4% of retailing revenue for the six month period ended June 30, 2002. The decrease in gross margin percentage and dollars was largely attributable to lower operational efficiencies associated with the decrease in revenue discussed above. This was somewhat offset by a decrease in expenses associated with the closing of plant facilities within our retail group that took place throughout 2002 and contracting with suppliers for those goods and services.

Selling, general and administrative expenses for the six-month period ended June 30, 2003 increased 15.0% to $18.4 million from $16.0 million for the same period in 2002. As a percentage of net revenues, these expenses for the six-month period ended June 30, 2003 increased to 51.5% from 40.9% in the same period of 2002 The increase was primarily a result of increased legal expenses in the quarry segment for the Eurimex arbitration proceeding of $2.4 million for the first six months of 2003 compared to $150,000 in the first six months of 2002 (see Part II, Item 1, "Legal Proceedings").

Interest expense for the six-month period ended June 30, 2003 decreased to $310,000 from $362,000 for the same period in 2002. This decrease was primarily due to lower interest rates under the Company's credit facilities.

Income tax expense was a benefit of $1.5 million (or 30% of the loss before taxes) in the six month period ended June 30, 2003 compared to an expense of $28,000 (or 35% of pretax profits) for the same period in 2002. The tax rate for the Company is affected by several factors, including the difference in the effective US and Canadian tax rates and the relative earnings between the two. As a result of the decrease in expected earnings for the Company in its US operations for 2003, primarily as the result of the significant expenses incurred in connection with the Eurimex arbitration proceedings, the estimated effective tax rate for the year has changed from 24% to 30%. The tax rate for the six month period ended June 30, 2002 is higher than normal as a result of reclassifying the earnings and taxes from the cemeteries into discontinued operations consistent with the Company's desire to sell that segment. The Company expects to earn a profit for the year and pay taxes so the income tax benefit is expected to be temporary.

Loss from continuing operations before cumulative effect of changes in accounting principles for the six months ended June 30, 2003 was $3.6 million, as compared to a net income of $52,000 for the same period of 2002.

Income from discontinued operations, net of tax, for the six months ended June 30, 2003 was $60,000, as compared to $72,000 for the same period of 2002. In accordance with SFAS 144, the Company stopped recording depreciation once the business was classified as discontinued, therefore the Company had $24,000 less in depreciation expense in the six months ended June 2003 than in the same period of 2002.

There was no cumulative effect of changes in accounting principles, for the six months ended June 30, 2003 as compared to a loss, net of tax, of $28.7 million for the same period of 2002, primarily due to a write-down of goodwill to its fair value in accordance with SFAS 142.

Net loss for the six months ended June 30, 2003 was $3.5 million, as compared to $28.6 million for the same period of 2002.

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

In January 2003, the Company repurchased 500,500 shares of its common stock for a total of $2,602,600 as part of its share buy back program. Since August 5, 2002, the Company has repurchased a total of 676,200 shares for $3,359,269 under the share buy back program.  The shares have subsequently been retired. There remain 323,800 shares authorized to be purchased under the current repurchase program. The Company expects to continue to repurchase shares on an opportunistic basis determined by, among other things, current debt levels, anticipated uses of capital, the price of the stock and general market conditions.

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

Cash Flow. At June 30, 2003, the Company had cash, cash equivalents and marketable securities of $2.0 million and working capital of $29.3 million, compared to $2.5 million and $16.2 million, at June 30, 2002. The increase in working capital is primarily the result of the reclassification of cemetery assets held for sale into current assets.

For the six-month period ended June 30, 2003, net cash used in operating activities was $363,000 which consisted primarily of the net loss of $3.5 million plus cash provided primarily by a decrease in receivables and an increase in customer deposits less cash used primarily as a result of a decrease in payables and accrued expenses.  This compares to cash provided by operating activities for the period ended June 30, 2002 of $2.1 million which consisted primarily of the net loss of $28.6 million plus the non-cash charges associated with the goodwill impairment net of taxes as well as the cash provided primarily by an increase in customer deposits, less the cash used primarily as a result of an increase in receivables, an increase in inventories, a decrease in deferred revenue, and a decrease in payables and accrued expenses.

Net cash used in investing activities was $2.8 million in the six month period ended June 30, 2003 as a result of capital purchases, compared to $12,000 provided by investing activities in the corresponding period of 2002 as a result of the proceeds from the sale of the Company's Lawson facility which was almost entirely offset by capital purchases.

Net cash used in financing activities in the six month period ended June 30, 2003 was $1.7 million, which consisted primarily of repurchases of stock under the Company's stock repurchase program offset by borrowings under the Company's line of credit, compared to $3.3 million in the corresponding period of 2002 which consisted primarily of repayments on the credit facility and principal payments on long-term debt from the proceeds of the sale of the Company's Lawson facility.

Capital Resources. The Company has a credit facility with the CIT Group/Business Credit ("CIT"). The facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable, inventory and certain fixed assets. As of June 30, 2003, the Company had $12.5 million outstanding and $17.5 million available under the term loan line of credit and $5.5 million outstanding and $14.5 million available under the revolving credit facility. The Company has a multi-tiered interest rate structure on its outstanding debt with CIT. As of June 30, 2003, the interest rate structure was as follows:

	Amount	Formula	Effective Rate

Revolving Credit Facility	$ 2.5 million	Prime - .50%	3.50%
Revolving Credit Facility	3.0 million	LIBOR + 1.50%	2.79%
Term Loans	12.5 million	LIBOR + 1.75%	3.04%

The Company can elect the interest rate structure for the Revolver and/or the Term Loan under the credit facility based on the prime rate or LIBOR.

The incremental rate above or below prime and above LIBOR is based on the Company's Funded Debt to Net Worth Ratio. As of June 30, 2003, the Company was at the most favorable increments available.

For the quarter ended June 30, 2003, the Company was in violation of one of its trailing 12-month debt covenants primarily as a result of  $4.0 million of fees and expenses incurred since July 1, 2002 in connection with the Eurimex arbitration hearing held in May 2003. The Company has received a waiver from CIT allowing the Company to exclude the Eurimex arbitration expenses incurred prior to June 30, 2003 from the calculation of the covenant for the quarters ending June 30, September 30, and December 31, 2003, and for the quarter ending March 31, 2004.

As of June 30, 2003, the Company had $4.0 million CDN available and $0 outstanding under a demand revolving line of credit with the Royal Bank of Canada.

Contractual Obligations - ($ in thousands)

Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt (1)	$12,964	$154	$44	$12,521	$245
Operating Leases (2)	2,828	1,056	1,172	600	—
Purchase Obligations (3)	18,000	3,000	6,000	6,000	3,000

Total Obligations	$33,792	$4,210	$7,216	$19,121	$3,245

(1)

Long-Term Debt consists of various notes payable for general business use and strategic acquisitions, the repayment of which is expected to be funded from a combination of cash flow from operations and its existing credit facility.

(2)	Operating Leases are principally for real estate and is expected to be funded from cash flow from operations.

(3)

The purchase obligation is a supply agreement with Adams Granite Co. The Company has agreed to purchase a minimum of $3,000,000 of monuments from Adams Granite each year for a term of seven years with various stipulations as to variations from the "minimum order" and pricing agreements, and is expected to be funded from cash flow from operations. The remaining term of the agreement is six years.

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

We have historically sold our granite memorials to consumers through independent retailers. Over the past five years, we have acquired 26 retailers with approximately 100 retail outlets in 15 states. However, we are still dependent in part on our independent retailers for the successful distribution of our products to the ultimate customer. We have no control over the independent retailers' operations, including such matters as retail price, advertising and marketing. Three important components of our growth strategy are to continue to acquire retailers, open new retail stores in selected markets and pursue strategic alliances with funeral homes, cemetery owners, and other death care professionals. Although we have taken steps to reduce conflicts between our owned retail stores and our independent retailers, the implementation of these elements of our strategy has in the past been, and may in the future be construed by some of our existing independent retailers as an effort to compete with them. In certain cases this has adversely affected their relationship with us and caused them to decrease or cease their purchases of our products. These issues may continue to arise as we pursue our growth strategy. In addition, significant barriers to entry created by local heritage, community presence and tradition characterize the granite memorial retail industry. Consequently, we have experienced, and may continue to experience difficulty replacing retailers or entering particular retail markets in the event of a loss of an independent retailer. We cannot assure you that we will be able to maintain our existing relationships or establish new relationships with independent retailers. Disruption in our relationships with independent retailers could impede our sales growth or cause sales to decline, which would adversely affect our business and financial results.

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

The sale of cemetery lots and related products is highly competitive. The competition is based upon price, geographic location, and the overall aesthetics, maintenance and upkeep of the cemetery. Competitors include churches and municipalities that own and operate cemeteries, and other cemetery owners, including consolidators, which may have greater financial resources that the Company.

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

The markets for our industrial precision products, which include machine base and surface plates that are utilized in the automotive, aeronautic, computer, machine tool, optical, precision grinding and inspection industries, and granite press rolls used in the manufacture of paper, are subject to substantial cyclical variations. Sales of these products have declined significantly as a result of the recent general economic downturn and may continue to decline upon a further or sustained downturn, or as a result of uncertainties regarding current future economic conditions that generally affect, such industries. We cannot assure you that changes in the industries to which we sell our precision products will not adversely affect our operating results.

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

Our retail stores and sales counselors are subject to the so-called "No Call" laws, which allow consumers to place their telephone number on a "no-call" list maintained by various states and the federal government. At present, there are "No-Call" laws in a majority of the states in which we do business and the federal "No-Call" law will go into effect by the Fall of 2003. Counselors are unable to make telephone calls to any consumer whose number has been placed on the applicable no-call list, subject to certain limited exceptions. Making telephone calls to introduce the Company and set appointments has been an important part of marketing our retail products and services. While we are taking steps to decrease our reliance on telephone marketing calls, compliance with the "No-Call" laws could adversely affect our retail business and results of operations.

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

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

The Company has financial instruments that are subject to interest rate risk, principally debt obligations under its credit facilities. Historically, the Company has not experienced material gains or losses due to interest rate changes. Based on the Company's current variable rate debt obligations, the Company believes its exposure to interest rate risk is not material.

The Company is subject to foreign currency exchange rate risk primarily from the operations of its Canadian subsidiary. Based on the size of this subsidiary and the Company's corresponding exposure to changes in the Canadian/U. S. dollar exchange rate, the Company does not consider its market exposure relating to currency exchange to be material.

Item 4.	Controls and Procedures

(a)  Disclosure Controls and Procedures.  The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

(b) Internal Control Over Financial Reporting.  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Granite Stone Business International Sarl (f/k/a Eurimex SA) (Luxembourg) vs Rock of Ages Corporation (USA) ICC Arbitration 11502/KGA/MS. On April 18, 2001 the Company received a Request for Arbitration ("Request") from its former distributor outside the United States, Eurimex S. A. (now known as Granite Stone Business International), in connection with the termination by the Company of the distribution agreement for the Company's Salisbury Pink granite. Eurimex has also claimed damages in connection with a distribution agreement for the Company's Bethel White granite, which agreement expired by its terms in 1998. Pursuant to those agreements, the arbitration is taking place under the International Chamber of Commerce rules.

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

The Company denies all of Eurimex's allegations and further states that it believes that Eurimex has engaged in improper or unlawful tying practices in the sale of the Company's products. The Company has answered Eurimex's Request and has brought certain counterclaims against Eurimex, including a claim for frivolous action. A preliminary scheduling conference was held on October 2, 2001, and both arbitral and subject matter jurisdictional issues were briefed. A second hearing on further procedural issues and jurisdiction was held on March 13, 2002. On July 1, 2002, the arbitral tribunal rendered a decision on the arbitral jurisdictional issues finding that it has arbitral jurisdiction over all of the claims brought by Eurimex. The tribunal deferred ruling on whether it had subject matter jurisdiction over the claimant's U.S. antitrust law claims. The parties have completed the discovery process, and submitted pre-hearing submissions setting out their respective positions. On March 11, 2003, after the Company had filed its First Pre-Hearing Submission, Eurimex withdrew all of its U.S. antitrust law claims and, hence, the threat of treble damages. A hearing on the merits of the dispute was held in May 2003, at which time Eurimex confirmed that its withdrawal of the U.S. antitrust law claims was with prejudice. The parties expect to be filing post-hearing submissions at the end of August 2003. The matter will then be ripe for a decision on the merits by the arbitral tribunal.

The Company denies liability and will continue to vigorously defend the claims made by Eurimex. The Company has incurred legal fees and expenses of $5.3 million since the inception of the case. If the arbitral tribunal were to decide in favor of Eurimex, and award substantial damages, the Company's business and financial condition would likely be materially adversely affected.

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

The Company held its annual meeting of stockholders on June 18, 2003 (the "Annual Meeting"), to elect two Class III directors and to ratify the selection of KPMG LLP as the Company's independent auditors for the 2003 fiscal year.

Each of Richard C. Kimball and Kurt M. Swenson was elected to serve as a Class III director for a three-year term expiring at the annual meeting of stockholders in 2006 and until their successors are duly elected and qualified. Each of James L. Fox, Douglas M. Schair and Charles M. Waite continue to serve as Class I directors for a term expiring at the annual meeting of stockholders in 2004 and until their successors are duly elected and qualified. Each of George R. Anderson and Frederick E. Webster Jr. continue to serve as Class II directors for a term expiring at the annual meeting of stockholders in 2005 and until their successors are duly elected and qualified.

The following table sets forth the number of votes cast for, against or withheld, as well as the number of abstentions, as to the election of each of Richard C. Kimball and Kurt M. Swenson and the ratification of the selection of KPMG LLP as the Company's independent auditors of the 2003 fiscal year.

	Votes For	Votes Withheld/ Votes Against	Abstentions

Election of
Richard C. Kimball	29,143,947	350,343	—
Kurt M. Swenson	29,143,947	350,343	—

KPMG LLP	29,485,327	5,200	3,763

Item 5.	Other Information

Holders of Common Stock are entitled to receive such dividends as may be legally declared by the board of directors and, in the event of dissolution and liquidation, to receive the net assets of the Company remaining after payment of all liabilities, in proportion to their respective holdings. On May 9, 2003, the board of directors declared a dividend of $.01 per share of common stock, payable on June 15, 2003 to holders of record as of May 15, 2003.

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

	10.1	Form of Collective Bargaining Agreement dated May 1, 2003 by and between Rock of Ages Corporation and the United Steelworkers of America, AFL-CIO-CLC on behalf of Amalgamated Local #4.

	10.2	Form of Collective Bargaining Agreement dated April 28, 2003 by and between Rock of Ages Corporation-Quarries Division and the United Steelworkers of America, AFL-CIO-CLC on behalf of Amalgamated Local #4.

	10.3	Asset Purchase Agreement dated July 28, 2003 by and between Rock of Ages Kentucky Cemeteries, LLC and Saber Management ,LLC.

	10.4	Letter dated August 8, 2003 by and between the Registrant, CIT Business Credit and Fleet National Bank.

	18	Letter re: Change in Accounting Principles incorporated by reference to Exhibit 18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

	31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports Submitted on Form 8-K:

On April 30, 2003, the Registrant filed a report on Form 8-K pursuant to Item 5 (Other Events and Required FD Disclosure) and 9 (Regulation FD Disclosure) to report the financial results for the first quarter ended March 31, 2003. The Registrant also reported that members of Local 4 of the United Steelworkers Union employed in its Barre, Vermont manufacturing plant had rejected the Company's final settlement offer for a new three-year contract and went on strike.

On May 2, 2003, the Registrant filed a report on Form 8-K pursuant to Item 5 (Other Events and Required FD Disclosure) to report that employees represented by Local 4 of the United States Steelworkers Union ratified a new three-year contract with the Company.

On May 9, 2003, the Registrant filed a report on Form 8-K pursuant to Item 5 (Other Events and Required FD Disclosure) to report that the Company's board of directors had declared a quarterly cash dividend of $0.01 per share payable on June 15, 2003 to shareholders of record as of May 15, 2003.

On June 9,2003, the Registrant filed a report on Form 8-K pursuant to Item 5 (Other Events and Required FD Disclosure) to report that the Company has signed a letter of intent to sell its cemeteries, all located in Kentucky, to privately held Saber Management LLC, for $6,750,000 in cash.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ROCK OF AGES CORPORATION

Dated: August 13, 2003	By: /s/ Douglas S. Goldsmith Douglas S. Goldsmith Vice President, Chief Financial Officer and Treasurer (Duly Authorized Office and Principal Financial and Accounting Officer)

Exhibit Index

Number	Exhibits

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

10.1	Form of Collective Bargaining Agreement dated May 1, 2003 by and between Rock of Ages Corporation and the United Steelworkers of America, AFL-CIO-CLC on behalf of Amalgamated Local #4.

10.2	Form of Collective Bargaining Agreement dated April 28, 2003 by and between Rock of Ages Corporation-Quarries Division and the United Steelworkers of America, AFL-CIO-CLC on behalf of Amalgamated Local #4.

10.3	Asset Purchase Agreement dated July 28, 2003 by and between Rock of Ages Kentucky Cemeteries, LLC and Saber Management LLC.

10.4	Letter Agreement dated August 8, 2003 by and between the Registrant, CIT Business Credit and Fleet National Bank.

18	Letter re: Change in Accounting Principles incorporated by reference to Exhibit 18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Links

CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Managements Discussion and Analysis of Financial Condition and Results of Operations
Quantitative and Qualitative Disclosure About Market Risk
Controls and Procedures
Legal Proceedings
Submission of Matters to a Vote of Security Holders
Other Information
Exhibits and Reports on Form 8-K
SIGNATURE
Exhibit Index