Form 10-Q
period 2003-09-30
ROCK OF AGES CORP
filed 2003-11-13
CIK 84581

Click here to go to a list of Links

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 10, 2003, 4,425,502 shares of Class A Common Stock, par value $0.01 per share, and 2,756,395 shares of Class B Common Stock, par value $0.01 per share, of Rock of Ages Corporation were outstanding.

ROCK OF AGES CORPORATION

INDEX

Form 10-Q for the Quarterly Period
Ended September 30, 2003

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

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements

ROCK OF AGES CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in thousands)
(unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$809	$6,185
Trade receivables, net	16,231	17,671
Inventories	21,338	21,654
Prepaid & refundable income taxes	691	213
Due from affiliates	189	—
Deferred tax assets	860	860
Other current assets	4,563	4,125
Assets of discontinued operations - held for sale	28,183	—

Total current assets	72,864	50,708

Property, plant and equipment, net	42,226	43,921
Cash surrender value of life insurance, net	742	766
Intangibles, net	472	574
Debt issuance costs, net	261	304
Due from affiliates	99	81
Deferred tax assets	5,169	6,249
Intangible pension assets	1,136	1,136
Prearranged receivables	—	14,013
Cemetery property	—	6,056
Other assets	1,281	2,026

Total assets	$124,250	$125,834

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under lines of credit	$5,014	$4,386
Current installments of long-term debt	125	205
Current installments of deferred compensation	330	324
Trade payables	2,373	1,957
Accrued expenses	4,567	5,001
Due to affiliates	—	9
Customer deposits	9,219	7,318
Liabilities of discontinued operations	22,451	—

Total current liabilities	44,079	19,200

Long-term debt, excluding current installments	12,802	12,832
Deferred compensation	4,803	4,649
Prearranged deferred revenue	—	21,846
Accrued pension cost	2,766	2,691
Accrued postretirement benefit costs	834	834
Other liabilities	672	1,136

Total liabilities	65,956	63,188

Commitments and contingencies
Stockholders' equity:
Preferred stock - $.01 par value;
2,500,000 shares authorized
No shares issued or outstanding
Common Stock - Class A, $.01 par value;
30,000,000 shares authorized 4,425,502
and 4,919,336 shares issued and outstanding	44	49
Common Stock - Class B, $.01 par value;
15,000,000 shares authorized
2,756,395 shares issued and outstanding	28	28
Additional paid-in capital	65,794	68,574
Retained earnings (accumulated deficit)	(6,059)	(3,442)
Accumulated other comprehensive loss	(1,513)	(2,563)

Total stockholders' equity	58,294	62,646

Total liabilities and stockholders' equity	$124,250	$125,834

**SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended

	September 30,		September 30,

	2003	2002	2003	2002

Net Revenues:
Quarrying	$7,781	$8,243	$18,927	$20,879
Manufacturing	6,000	5,342	14,979	14,314
Retailing	9,434	9,369	25,122	26,922

Total net revenues	23,215	22,954	59,028	62,115

Gross Profit:
Quarrying	3,243	4,123	5,905	8,794
Manufacturing	1,890	1,706	4,206	3,783
Retailing	5,504	5,194	14,140	14,912

Total gross profit	10,637	11,023	24,251	27,489

Selling, general and administrative expenses	8,259	8,905	26,685	24,929

Income (loss) from continuing operations before income taxes	2,378	2,118	(2,434)	2,560

Interest expense	148	175	458	537

Income (loss) from continuing operations before income taxes	2,230	1,943	(2,892)	2,023

Income tax expense (benefit)	1,322	558	(211)	586

Income (loss) from continuing operations before cumulative effect of changes in accounting principles	908	1,385	(2,681)	1,437
Discontinued operations, net of income tax	4	290	64	362

Income (loss) before cumulative effect of changes in accounting principles	912	1,675	(2,617)	1,799
Cumulative effect of changes in accounting principles, net of tax effect of $5,459 (Note 2)	—	—	—	(28,710)

Net income (loss)	$912	$1,675	$(2,617)	$(26,911)

Net income (loss) per share - basic :
Net income (loss) from continuing operations before cumulative effect of changes in accounting principles	$0.13	$0.18	$(0.37)	$0.18
Discontinued operations, net of income taxes	0.00	0.04	0.01	0.05
Cumulative effect of changes in accounting principles	$0.00	$0.00	$0.00	$(3.65)

Net income (loss) per share	$0.13	$0.22	$(0.36)	$(3.42)

Net income (loss) per share - diluted:
Net income (loss) from continuing operations before cumulative effect of changes in accounting principles	$0.13	$0.18	$(0.37)	$0.18
Discontinued operations, net of income taxes	0.00	0.04	0.01	0.05
Cumulative effect of changes in accounting principles	$0.00	$—	$0.00	$(3.63)

Net income (loss) per share	$0.13	$0.22	$(0.36)	$(3.40)

Weighted average number of common shares outstanding - basic	7,177	7,862	7,179	7,856
Weighted average number of common shares outstanding - diluted	7,215	7,862	7,179	7,913

**SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(2,617)	$(26,911)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill Impairment	—	33,782
Depreciation, depletion and amortization	2,691	2,605
Cash surrender value of life insurance	24	62
Deferred taxes	10	(5,492)
Changes in assets and liabilities:
Decrease (increase) in trade receivables	365	(2,076)
(Increase) decrease in prearranged receivables	(452)	329
(Increase) in due from related parties	(217)	(113)
Decrease (increase) in inventories	151	(611)
Decrease (increase) in cemetery property	48	(45)
(Increase) in other assets	(87)	(31)
(Decrease) increase in trade payables, accrued expenses and income taxes payable	(496)	509
Increase in customer deposits	1,900	3,476
Increase in deferred compensation	235	309
(Decrease) in prearranged deferred revenue	(56)	(948)
Increase (decrease) in other liabilities	197	(134)

Net cash provided by operating activities	1,696	4,711

Cash flows from (used in) investing activities:
Purchases of property, plant and equipment	(5,476)	(2,933)
Increase in intangibles	(5)	—
Proceeds from sale of assets	—	2,296

Net cash used in investing activities	(5,481)	(637)

Cash flows from (used in) financing activities:
Net borrowings (repayments) under lines of credit	628	(2,352)
Principal payments on long-term debt	(110)	(1,959)
Stock repurchase	(2,603)	(348)
Stock options exercised	33	262
Dividends paid on common stock	(215)	—

Net cash used in financing activities	(2,267)	(4,397)

Effect of exchange rate changes on cash	676	44

Net decrease in cash and cash equivalents	(5,376)	(279)

Cash and cash equivalents, beginning of period	6,185	3,435

Cash and cash equivalents, end of period	$809	$3,156

Supplemental cash flow information:
Cash paid during the period for:
Interest	$458	$537
Income Taxes	$309	$940

*SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The accompanying unaudited, consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K (SEC File No. 000-29464, filed March 31, 2003), and Form 10-K/A filed on April 3, 2003.

Historical financial information has been restated to reflect the reclassification of the business conducted by Rock of Ages Kentucky Cemeteries, LLC as discontinued (see note 3).

(2)	Accounting Changes

In December 2002, the Company changed its method of accounting for its granite block inventory from the first-in, first-out method to the specific annual average cost method. In accordance with generally accepted accounting principles, the Company implemented this change retroactively to January 1, 2002. The effect of the change in the three months and nine months ended September 30, 2002 was to increase net income by $70,000 and $245,000 respectively.

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

During June 2003, the Company made the decision to dispose of its Cemetery business, Rock of Ages Kentucky Cemeteries, LLC. The decision was made to allow the Company to concentrate on its core businesses, quarrying, manufacturing and retailing, freeing up resources to pursue other growth strategies. On July 28, 2003, the Company signed an asset purchase agreement with Saber Management, LLC ("Saber"), pursuant to which the Company has agreed to sell its cemetery business to Saber for $6,750,000. The Company expects to continue to sell upright memorials in those cemeteries through its relationship with Saber. The decision to sell the cemetery business represents the disposal of a long-lived asset and disposal group under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, results of this business have been classified as discontinued operations; prior periods have been restated to reflect this reclassification and the assets and liabilities of this business are classified as available for sale as of September 30, 2003. The sale is subject to the satisfactory completion of due diligence by Saber and satisfaction of certain closing conditions contained in the definitive asset purchase agreement and is expected to close in the latter part of the fourth quarter. It is estimated that the fair value of the assets exceeds the carrying value, therefore a loss on sale is not expected and has not been recorded. Operating results from Rock of Ages Kentucky Cemeteries, LLC for the three and nine months ended September 30, 2003 and 2002 were as follows:

	($ in thousands)		($ in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net Sales	$896	$1,253	$2,926	$3,240
Gross Profit	259	653	1,069	1,409
Pretax Income	5	362	80	452
Income Tax	1	72	16	90
Net Income	4	290	64	362

(4)	Stock Based Compensation

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss), as reported, in thousands	$912	$1,675	$(2,617)	$(26,911)
Net income (loss), pro forma, in thousands	$773	$1,609	$(3,033)	$(27,110)
Net income (loss) per share, as reported	$0.13	$0.22	$(0.36)	$(3.42)
Net income (loss) per share, pro forma	$0.11	$0.20	$(0.42)	$(3.45)
Net income (loss) per share - assuming dilution, as reported	$0.13	$0.22	$(0.36)	$(3.40)
Net income (loss) per share - assuming dilution, pro forma	$0.11	$0.20	$(0.42)	$(3.43)

There were no stock options granted during the first nine months of 2003.

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

(5)	Inventories

	($ in thousands)
Inventories consist of the following:	September 30,	December 31,
	2003	2002

Raw materials	$9,593	$9,847
Work-in-process	1,348	1,421
Finished goods and supplies	10,397	10,386

	$21,338	$21,654

(6)	Earnings Per Share

The following is a reconciliation of shares used in calculating basic and diluted earnings per share (in thousands):

	(in thousands except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Basic weighted average shares	7,177	7,862	7,179	7,856
Effect of dilutive stock options	38	0	0	57
Diluted weighed average shares	7,215	7,862	7,179	7,913

Options to purchase 25,000 shares of Class A common stock were outstanding at September 30, 2003 and 2002 but were not included in the computation of diluted EPS for the three and nine months ended September 30, 2003 and 2002 because the options' exercise price was greater than the average market price of the common shares.

Options to purchase 502,499 shares of Class A common stock were outstanding at September 30, 2003 but were not included in the computation of diluted earnings per share for the nine months ended September 30, 2003 because the effect would be anti-dilutive.

Options to purchase 509,165 shares of Class A common stock were outstanding at September 30, 2002 but were not included in the computation of diluted earnings per share for the three months ended September 30, 2002 because the options exercise price was greater than the average market price of the common shares.

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

Inter-segment revenues are accounted for as if the sales were to third parties.

The following is the unaudited segment information for the three and nine-month periods ended September 30, 2003 and 2002 ($ in thousands):

Three month period:

2003	Quarrying	Manufacturing	Retailing	Corporate Overhead	Total

Total net revenues	$8,323	$8,161	$9,434	$—	$25,918
Inter-segment net revenues	(542)	(2,161)	—	—	(2,703)

Net revenues	7,781	6,000	9,434	—	23,215

Total gross profit	3,491	1,783	5,363	—	10,637
Inter-segment gross profit	(248)	107	141	—	0

Gross profit	3,243	1,890	5,504	—	10,637

Selling, general and administrative expenses	747	952	5,372	1,188	8,259

Income (loss) from continuing operations	$2,496	$938	$132	$(1,188)	$2,378

2002	Quarrying	Manufacturing	Retailing	Corporate Overhead	Total

Total net revenues	$8,659	$7,823	$9,369	$—	$25,851
Inter-segment net revenues	(416)	(2,481)	—	—	(2,897)

Net revenues	8,243	5,342	9,369	—	22,954

Total gross profit	4,262	1,757	5,004	—	11,023
Inter-segment gross profit	(139)	(51)	190	—	—

Gross profit	4,123	1,706	5,194	—	11,023

Selling, general and administrative expenses	1,283	860	5,008	1,754	8,905

Income (loss) from continuing operations	$2,840	$846	$186	$(1,754)	$2,118

Nine-month period:

2003	Quarrying	Manufacturing	Retailing	Corporate Overhead	Total

Total net revenues	$20,317	$21,559	$25,122	$—	$66,998
Inter-segment net revenues	(1,390)	(6,580)	—	—	(7,970)

Net revenues	18,927	14,979	25,122	—	59,028

Total gross profit	6,386	4,169	13,696	—	24,251
Inter-segment gross profit	(481)	37	444	—	0

Gross profit	5,905	4,206	14,140	—	24,251

Selling, general and administrative expenses	4,705	2,690	15,596	3,694	26,685

Income (loss) from continuing operations	$1,200	$1,516	$(1,456)	$(3,694)	$(2,434)

2002	Quarrying	Manufacturing	Retailing	Corporate Overhead	Total

Total net revenues	$21,980	$20,135	$26,922	$—	$69,037
Inter-segment net revenues	(1,101)	(5,821)	—	—	(6,922)

Net revenues	20,879	14,314	26,922	—	62,115

Total gross profit	9,122	3,784	14,583	—	27,489
Inter-segment gross profit	(328)	(1)	329	—	—

Gross profit	8,794	3,783	14,912	—	27,489

Selling, general and administrative expenses	3,017	2,498	15,277	4,137	24,929

Income (loss) from continuing operations	$5,777	$1,285	$(365)	$(4,137)	$2,560

Net revenues by geographic area are as follows:

	($ in thousands)		($ in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Net revenues (1):	2003	2002	2003	2002

United States	$20,484	$20,354	$51,858	$55,636
Canada	2,731	2,600	7,170	6,479

Total net revenues	$23,215	$22,954	$59,028	$62,115

(1)	Net revenues are attributed to countries based on where product is produced.

 Long-lived assets by geographic area is as follows:

	($ in thousands)
	September 30,	December 31,
	2003	2002
Long-lived assets:

United States	$39,485	$41,686
Canada	2,741	2,235

	$42,226	$43,921

(8)	Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	Foreign Currency Items	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)

Balance at December 30, 2002	$(756)	$(1,807)	$(2,563)
Changes in 2003	1,050	—	1,050

Balance at September 30, 2003	$294	$(1,807)	$(1,513)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Rock of Ages Corporation (the "Company") is an integrated quarrier, manufacturer, distributor and retailer of granite and products manufactured from granite. The quarry division sells granite blocks both to the manufacturing division and to outside manufacturers, as well as to customers in Europe and Asia. The manufacturing division's principal product is granite memorials, which are sold to owned and non-owned retail stores and used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications. The retail division primarily sells granite memorials directly to consumers. As discussed below, the Company also owns cemeteries and has decided to sell its Cemetery business.

The Company has decided to sell its Cemetery business, Rock of Ages Kentucky Cemeteries, LLC. The decision was made to allow the Company to concentrate on its core businesses, quarrying, manufacturing and retailing, freeing up resources to pursue other growth strategies. The Company has signed an asset purchase agreement with Saber Management, LLC, pursuant to which the Company has agreed to sell its cemetery assets to Saber for $6,750,000. The Company expects to continue to sell upright memorials in those cemeteries through its relationship with Saber. The decision to sell the cemetery assets represents a disposal of long-lived assets and disposal group under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, results of this business have been classified as discontinued operations, and prior periods have been restated to reflect this reclassification. The sale is subject to the satisfactory completion of due diligence by Saber and satisfaction of certain closing conditions contained in the definitive asset purchase agreement and is expected to close in the latter part of the fourth quarter. It is estimated that the fair value of the assets exceeds the carrying value, therefore a loss on sale is not expected and has not been recorded.

Critical Accounting Policies

Critical accounting policies are as follows: Revenue recognition, accounting for pensions, impairment of long-lived assets and valuation of deferred income taxes.

Revenue Recognition

The Company records revenues from quarrying, manufacturing, retailing and cemeteries.

The granite quarried by the Company is sold both to outside customers and used by the Company's manufacturing division. The quarry division recognizes revenue from sales of granite blocks to outside customers when the granite is shipped from the quarry site and provides a 5% discount for domestic customers if payment is made within 30 days of purchase, except as described below.  Sales to foreign customers are typically secured by letters of credit. The Company allows customers to purchase granite blocks on a bill-and-hold basis at its Barre quarries upon customer request in order to allow its customers to meet their need for granite blocks since many do not have sufficient storage space at their facilities and want to ensure an adequate supply of blocks especially when the Barre quarries are closed from mid-December through mid-March because of weather. During this time, the quarry customers' manufacturing plants remain open, and many prefer to ensure they own blocks of a size and quality selected by them prior to the quarries' closure. All blocks purchased in December are invoiced on or about December 31 and, at that time, the blocks are removed from the Company's inventory, the customer's name is printed on the blocks, and title and risk of ownership passes to the buyer. Payment terms are one-third of the invoice amount on January 15, one-third on February 15, and one-third on March 15. The program provides essentially the normal 30-day payment terms during the months when the quarry is closed notwithstanding that the customer purchases a three-month supply in December and makes payments over ninety days. Customers need not use these terms and may buy from inventory during the closure period on a first-come, first-served basis with normal 30-day terms. Normal payment terms apply when customers request to purchase blocks on a bill-and-hold basis other times throughout the year. In many cases, granite blocks owned by customers remain on the Company's property for varying periods after title passes to the buyer. The Company retains a delivery obligation using the Company's trucks. However, the Company considers the earnings process substantially complete because the cost of delivery service is inconsequential (less than 3%) in relation to the selling price. Further, under industry terms of trade, title passes and the payment obligation is established when the block is identified to a particular customer and transaction.

 The Company does not record a sale, nor does the Company record gross profit, at the time granite is transferred to the Company's manufacturing division from the Company's quarries. The Company records revenue and gross profit related to internally transferred granite only after the granite is manufactured into a finished product and sold to an outside customer. Manufacturing revenues related to outside customers are recorded when the finished product is shipped from Company facilities. Manufacturing revenues related to internally transferred finished products are recorded when ultimately sold at retail to an outside customer.

Retailing revenues are recorded when the finished monument is placed in the cemetery. In certain instances, the Company may enter into an agreement with a customer, which provides for extended payments terms, generally up to two years from either the date of setting the memorial or, in certain instances, upon the settlement of an estate.

The cemetery division records revenues on its products and services primarily when the product is delivered or the service is performed. However, preneed sales of cemetery lots are recognized as revenue when 20% of the total purchase price of the lot has been received from the customer. The cemetery division's recognition of revenue from preneed sales of cemetery services and merchandise is deferred until the period in which the service or merchandise is delivered. On the balance sheet at December 31, 2002, the full contract amount is included in prearranged deferred revenue, a liability. The corresponding receivable due from the customer is reflected in prearranged receivables, an asset, and the corresponding cash received from the customer is reflected part in prearranged receivables (for the portion placed in trust) and part in cash (for the portion the Company is allowed to retain). When the service or merchandise is delivered, the Company recognizes as revenue the full contract amount plus all trust earnings associated with that contract. The Company cannot predict when the existing contracts will mature but it is estimated that most contracts will have an average life of ten to fifteen years. The amount of prearranged deferred revenue was $21.8 million at December 31, 2002.

As a result of the Company's decision to sell the cemeteries and in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," results of the cemetery division have been classified as discontinued operations; prior periods have been restated to reflect this reclassification and the assets and liabilities of this business are classified as available for sale as of September 30, 2003.

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

Valuation of deferred income taxes

As of September 30, 2003 and December 31, 2002, the Company had net deferred tax assets of $6.0 million and $7.1 million, respectively. In assessing whether deferred tax assets are realizable, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependant upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has recorded a valuation allowance of $4.6 million as of September 30, 2003 and December 31, 2002, against the minimum tax credit carry-forwards and other deferred tax assets. Based upon the projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefit of these unreserved net deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

Results of Operations

The following table sets forth certain consolidated operations data as a percentage of net revenues, with the exception of quarrying, manufacturing, retailing gross profit, which are shown as a percentage of their respective revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003		2002

Statement of Operations Data:
Net Revenues:
Quarrying	33.5%	35.9%	32.1%		33.6%
Manufacturing	25.9%	23.3%	25.4%		23.0%
Retailing	40.6%	40.8%	42.5%		43.4%

Total net revenues	100.0%	100.0%	100.0%		100.0%

Gross Profit:
Quarrying	41.7%	50.0%	31.2%		42.1%
Manufacturing	31.5%	31.9%	28.1%		26.4%
Retailing	58.3%	55.4%	56.3%		55.4%

Total gross profit	45.8%	48.0%	41.1%		44.3%

Selling, general & administrative expenses	35.6%	38.8%	45.2%		40.1%

Income (loss) from continuing operations	10.2%	9.2%	(4.1%	)	4.1%

Interest expense	0.6%	0.8%	0.8%		0.9%

Income (loss) from continuing operations before income taxes	9.6%	8.5%	(4.9%	)	3.3%

Provision for income taxes	5.7%	2.4%	(0.4%	)	0.9%

Net income (loss) from continuing operations before cumulative effect of changes in accounting principles	3.9%	6.0%	(4.5%	)	2.3%

Discontinued operations, net of income taxes	0.0%	1.3%	0.1%		0.6%

Net Income (loss) before cumulative effect of change in accounting principle	3.9%	7.3%	(4.4%	)	2.9%

Cumulative effect of changes in accounting principles	—	—	—		46.2%

Net income (loss)	3.9%	7.3%	(4.4%	)	(43.3%	)

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenues for the quarter ended September 30, 2003 increased 1% to $23.2 million from $23.0 million for the quarter ended September 30, 2002.

Quarrying revenues were $7.8 million for the quarter ended September 30, 2003 compared to $8.2 million for the quarter ended September 30, 2002. The decrease was primarily due to decreased demand in the domestic memorialization market for certain quarries, and lower than normal recoveries of saleable granite, which decreased the quantity of granite available for sale for those quarries where demand remains strong.

Manufacturing revenues were $6.0 million for the quarter ended September 30, 2003 compared to $5.3 million for the quarter ended September 30, 2002. The increase was primarily due to greater shipments of mausoleums and large memorials.

Retailing revenues were level at $9.4 million for the quarters ended September 30, 2003 and September 30, 2002. While demand for the Company's memorial products through its retail segment has been weak year-to-date, revenues for the quarter ended September 20, 2003 were stronger, resulting in revenues which were equal to the same period last year achieved primarily through a decrease in order backlog.

Gross profit dollars for the quarter ended September 30, 2003 decreased 4% to $10.6 million from $11.0 million for the quarter ended September 30, 2002. Gross profit percentage decreased to 45.8% in the current period from 48.0% in the same period last year.

Quarrying gross profit was $3.2 million or 41.7% of revenue for the quarter ended September 30, 2003 compared to $4.1 million or 50.0% of revenue for the quarter ended September 30, 2002. The decrease in gross profit dollars, as well as the decrease in gross profit margins, was attributable, in part, to lower quarry yields and decreased demand at our Pennsylvania Black quarry. In addition, quarry gross profit margins and gross profit dollars were negatively impacted by the continuing fulfillment of a specific contract at the Salisbury Pink quarry requiring product sold from inventory essentially at cost as part of a program to reduce inventory in that quarry, and decreased yield at the Gardenia White quarry due to the removal of overburden and unsuitable stone as newer parts of the quarry are being opened. During 2002, the Company elected to change the method of valuing inventory in the quarry division from a First-In, First-Out method to a Specific Annual Average Cost method. The effect of the change in the three-month period ended September 30, 2002 was to increase gross profit by $97,000.

Manufacturing gross profit was $1.9 million or 31.5% of revenue for the quarter ended September 30, 2003 compared to $1.7 million or 31.9% of revenue for the quarter ended September 30, 2002. The increase in gross profit dollars was the result of increased shipments of mausoleums and large memorials, which have historically had a greater gross profit than smaller memorials. The increase in memorial manufacturing gross profit margin was partially offset by a decrease in gross margins in the industrial products division.

Retailing gross profit was $5.5 million or 58.3% of revenue for the quarter ended September 30, 2003 compared to $5.2 million or 55.4% of revenue for the quarter ended September 30, 2002. This increase was primarily attributable to decreased expenses associated with the closing of certain sandblast facilities within our retail group during 2002, the consolidation of sandblast work to our main plant facilities, and subcontracting setting and cemetery lettering services formerly supplied by these sandblast facilities.

Selling, general and administrative expenses decreased to $8.3 million for the quarter ended September 30, 2003 from $8.9 million for the quarter ended September 30, 2002. As a percentage of net sales, SG&A expenses for the current quarter decreased to 35.6% from 38.8% in the same period in 2002. The decrease in SG&A dollars and SG&A as a percentage of net sales is a result of decreased legal expenses in the quarry segment for the Eurimex arbitration proceeding and the elimination of a one-time corporate administrative expense related to the severance payment to a former Company officer. These decreases were somewhat offset by an increase in SG&A in the retail segment primarily as a result of higher sales expenses.

Interest expense for the quarter ended September 30, 2003 decreased to $148,000 from $175,000 for the quarter ended September 30, 2002. This decrease was due to lower interest rates on the Company's credit facilities.

Income tax expense for the three month period ended September 30, 2003 was $1.3 million or 59.3% of income from continuing operations before income taxes compared to $558,000 or 28.7% of income from continuing operations before income taxes in the quarter ended September 30, 2002. The unusually large tax expense in the three month period ended September 30, 2003 results from updated annual earnings projections which decreased the estimated tax rate at September 30, 2003. Since the Company had a pre-tax loss through June 30, 2003 at a higher tax rate, and a large tax benefit as a result, the Company was required to recognize a large tax expense in the three month period ended September 30, 2003 in order to adjust the year-to-date tax expense based on the new lower rate.

Income from continuing operations before cumulative effect of changes in accounting principles for the three months ended September 30, 2003 was $908,000, as compared to $1.4 million for the same period of 2002.

Income from discontinued operations for the three months ended September 30, 2003 was $4,000, as compared to $290,000 for the same period of 2002. The Company completed a large project in the three month period ending September 30, 2002 that had been pre-sold, which resulted in higher earnings in that period. In accordance with SFAS 144, the Company stopped recording depreciation once the business was classified as discontinued, therefore, the Company had $24,000 less in depreciation expense in the quarter ended September 2003 than in the same period of 2002.

Net income for the three months ended September 30, 2003 was $912,000, as compared to $1.7 million for the same period of 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenues for the nine months ended September 30, 2003 decreased 5.0% to $59.0 million from $62.1 million for the nine months ended September 30, 2002.

Quarrying revenues were $18.9 million for the nine months ended September 30, 2003 compared to $20.9 million for the nine months ended September 30, 2002. The decrease was primarily due to unusually severe weather conditions in the first quarter of 2003 that affected both our ability to quarry as well as our ability to ship quarried stone, thereby decreasing revenue. In addition, we have experienced decreased demand in the Pennsylvania Black quarry, primarily due to weak demand in the domestic memorialization market.

Manufacturing revenues were $15.0 million for the nine months ended September 30, 2003 compared to $14.3 million for the nine months ended September 30, 2002. The increase was primarily a result of increased shipments of mausoleums and large memorials from the wholesale memorial division and, to a lesser degree, increased revenues from the precision products division.

Retailing revenues were $25.1 million for the nine months ended September 30, 2003 compared to $26.9 million for the nine months ended September 30, 2002. Although revenues in the three month period ended September 30, 2003 were equal to the same period last year, the year-to-date decrease in revenue was due to a decrease in demand for memorials as well as unusually severe winter weather conditions in many areas which significantly affected our ability to set memorials in cemeteries. The Company believes there has also been a downturn in other death care related businesses (principally cemeteries and funeral homes) which may indicate a decrease in demand for death care related products and services as a whole, which in turn may be the result of a lower number of internments in the first nine months of 2003 compared to 2002, and a weakness in the general economy.

Gross profit for the nine months ended September 30, 2003 decreased 11.8% to $24.3 million from $27.5 million for the nine months ended September 30, 2002. Gross profit percentage decreased to 41.1% in the current period from 44.3% for the first nine months of 2002.

Quarrying gross profit was $5.9 million or 31.2% of revenue for the nine months ended September 30, 2003 compared to $8.8 million or 42.1% of revenue for the nine months ended September 30, 2002. The decrease in gross profit dollars as well as the decrease in gross profit percentage was primarily a result of lower demand and yield from the Pennsylvania Black quarry and, to a lesser degree, lower profit sales from the Salisbury Pink quarry, lower yields from the Gardenia White quarry and unusually severe winter weather conditions in the first quarter of 2003, which decreased production. During 2002, the Company elected to change the method of valuing inventory in the quarry division from a First-In, First-Out method to a Specific Annual Average Cost method. The effect of the change in the nine-month period ended September 30, 2002 was to increase gross profit by $337,000.

Manufacturing gross profit was $4.2 million or 28.1% of revenue for the nine months ended September 30, 2003 compared to $3.8 million or 26.4% of revenue for the nine months ended September 30, 2002. The increase in gross profit dollars and gross profit percentage is a result of increased shipments of mausoleums and large memorials, which have historically had a greater gross profit margin than smaller memorials, and an increase in manufacturing efficiencies.

Retailing gross profit was $14.1 million or 56.3% of revenue for the nine months ended September 30, 2003 compared to $14.9 million or 55.4% of revenue for the nine months ended September 30, 2002. The decrease in gross profit dollars is attributable to the decrease in revenues as discussed above. The increase in gross profit percentage was primarily attributable to decreased expenses associated with the closing of certain sandblast facilities within our retail group during  2002 and subcontracting setting and cemetery lettering services formerly provided by these sandblast facilities.

Selling, general and administrative expenses increased to $26.7 million for the nine months ended September 30, 2003 from $24.9 million for the nine months ended September 30, 2002. As a percentage of net sales, these expenses for the nine-month period increased to 45.2% in 2003 from 40.1% in 2002. The increase was primarily a result of increased legal expenses in the quarry segment for the Eurimex arbitration proceeding of $2.4 million for the first nine months of 2003 compared to $700,000 in the first nine months of 2002 (see Part II, Item 1, "Legal Proceedings"). This increase was partially offset by a one-time corporate administrative expense related to the severance payment to a former Company officer in 2002, which did not recur in 2003.

Interest expense for the nine months ended September 30, 2003 decreased to $458,000 from $537,000 for the nine months ended September 30,2002. This decrease was due to lower interest rates under the Company's credit facilities.

Income tax benefit for the nine months ended September 30, 2003 was $211,000 (7% of pre-tax income) compared to an expense of $586,000 for the corresponding period in 2002. This unusually low tax rate is a result of the Company's projected results for 2003 reflecting the expected losses in our US operations and expected earnings in our Canadian operations and their respective tax rates.

The loss from continuing operations before cumulative effect of changes in accounting principles for the nine months ended September 30,2003 was $2.7 million, as compared to a net income of $1.4 million for the same period of 2002.

Income from discontinued operations, net of tax, for the nine months ended September 30, 2003 was $64,000, as compared to $362,000 for the same period of 2002. The Company completed a large project in the three month period ended September 30, 2002 that had been pre-sold, which resulted in higher earnings in that period. In accordance with SFAS 144, the Company stopped recording depreciation once the business was classified as discontinued, therefore the Company had $48,000 less in depreciation expense in the nine months ended September 2003 than in the same period of 2002.

There was no cumulative effect of changes in accounting principles, for the nine months ended September 30, 2003 as compared to a loss , net of tax, of $28.7 million for the same period of 2002, primarily due to a write-down of goodwill to its fair value in accordance with SFAS 142.

The net loss for the nine months ended September 30, 2003 was $2.6 million, as compared to $26.9 million for the same period of 2002.

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

Cash Flow. At September 30, 2003, the Company had cash, cash equivalents and marketable securities of $809,000 and working capital of $28.8 million, compared to $3.2 million and $30.4 million at September 30, 2002. The decrease in working capital is primarily the result of the decrease in cash and cash equivalents as well as an increase in borrowings under the Company's revolving credit facility.

For the nine-month period ended September 30, 2003, net cash provided by operating activities was $1.7 million, which consisted primarily of the net loss of $2.6 million plus cash provided primarily by the non-cash charges for depreciation, and an increase in customer deposits. This compares to cash provided by operating activities for the period ended September 30, 2002 of $4.7 million which consisted primarily of the net loss of $26.9 million plus the non-cash charges associated with the goodwill impairment net of taxes, the non-cash charges for depreciation as well as the cash provided by an increase in customer deposits, less the cash used primarily as a result of an increase in receivables, inventories and deferred taxes, and a decrease in deferred revenue.

Net cash used in investing activities was $5.5 million in the nine-month period ended September 30, 2003 as a result of capital purchases, compared to $637,000 used in investing activities in the corresponding period of 2002 as a result of capital purchases which was partially offset by the proceeds from the sale of the Company's Lawson facility.

Net cash used in financing activities in the nine-month period ended September 30, 2003 was $2.3 million, which consisted primarily of repurchases of stock under the Company's stock repurchase program and the payment of dividends offset by borrowings under the Company's line of credit, compared to $4.4 million in the corresponding period of 2002 which consisted primarily of repayments on the credit facility and repayment of principal on long-term debt from the proceeds of the sale of the Company's Lawson facility.

Capital Resources. The Company has a credit facility with the CIT Group/Business Credit ("CIT"). The facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable, inventory and certain fixed assets. As of September 30, 2003, the Company had $12.5 million outstanding and $17.5 million available under the term loan line of credit and $5.0 million outstanding and $15.0 million available under the revolving credit facility. The Company has a multi-tiered interest rate structure on its outstanding debt with CIT. As of September 30, 2003, the interest rate structure was as follows:

	Amount	Formula	Effective Rate

Revolving Credit Facility	$ 2.0 million	Prime - .50%	3.50%

Revolving Credit Facility	3.0 million	LIBOR + 1.50%	2.64%

Term Loans	12.5 million	LIBOR + 1.75%	2.89%

The Company can elect the interest rate structure for the Revolver and/or the Term Loan under the credit facility based on the prime rate or LIBOR.

The incremental rate above or below prime and above LIBOR is based on the Company's Funded Debt to Net Worth Ratio. As of September 30, 2003, the Company was at the most favorable increments available.

For the quarter ended September 30, 2003, the Company was in violation of one of its trailing twelve-month debt covenants primarily as a result of $3.5 million of fees and expenses incurred since October 1, 2002 in connection with the Eurimex arbitration hearing held in May 2003 as well as trailing twelve-month capital expenditures that were $2.6 million higher than normal primarily as a result of retail location improvements and a new Welcome Center and retail outlet at its extensive facilities in Barre, Vermont. The Company has received a waiver from CIT for the current violation and has agreed to  a twenty-five basis points increase in the Company's interest rate structure on both the Revolving Credit Facility and the Term Loan as of October 1, 2003. in consideration of the covenant violation.

As of September 30, 2003, the Company had $4.0 million CDN available and $0 outstanding under a demand revolving line of credit with the Royal Bank of Canada.

Contractual Obligations - ($ in thousands)

Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt (1)	$12,927	$125	$38	$12,522	$242
Operating Leases (2)	2,828	1,056	1,172	600	—
Purchase Obligations (3)	18,000	3,000	6,000	6,000	3,000

Total Obligations	$33,755	$4,181	$7,210	$19,122	$3,242

(1)

Long-Term Debt consists of various notes payable for general business use and strategic acquisitions, the repayment of which is expected to be funded from a combination of cash flow from operations and its existing credit facility.

(2)	Operating Leases are principally for real estate and is expected to be funded form cash flow from operations.

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

The Company's primary need for capital will be to maintain and improve its manufacturing, quarrying, and retail facilities and to finance acquisitions as part of its growth strategy. The Company has approximately $6.0 million budgeted for capital expenditures in 2003. The Company believes that the combination of cash flow from operations and its existing credit facilities will be sufficient to fund its operations for at least the next twelve months.

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

Our continued growth depends, at least in part, on our ability to form relationships with funeral directors, cemeteries and other death care providers.

Our ability to continue to grow our retail business depends in part on our ability to develop referral relationships with funeral homes, cemeteries and other death care professionals. We cannot assure you that we will be able to successfully form these relationships in all of the areas in which we have retail businesses. In certain areas, we may be unable to form such relationships where our stores are in direct competition with funeral homes and cemeteries that sell granite memorials.

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

We have historically sold our granite memorials to consumers through independent retailers. Over the past five years, we have acquired over 26 retailers with approximately 100 retail outlets in 15 states. However, we are still dependent in part on our independent retailers for the successful distribution of our products to the ultimate customer. We have no control over the independent retailers' operations, including such matters as retail price, advertising and marketing. Three important components of our growth strategy are to continue to acquire retailers, open new retail stores in selected markets and pursue strategic alliances with funeral homes, cemetery owners, and other death care professionals. Although we have taken steps to reduce conflicts between our owned retail stores and our independent retailers, the continued implementation of these elements of our strategy may be construed by some of our existing independent retailers as an effort to compete with them, which could adversely affect their relationship with us and cause them to decrease or cease their purchases of our products. These issues may continue to arise as we pursue our growth strategy. In addition, significant barriers to entry created by local heritage, community presence and tradition characterize the granite memorial retail industry. Consequently, we have experienced, and may continue to experience difficulty replacing retailers or entering particular retail markets in the event of a loss of an independent retailer. We cannot assure you that we will be able to maintain our existing relationships or establish new relationships with independent retailers. Disruption in our relationships with independent retailers could impede our sales growth or cause sales to decline, which would adversely affect our business and financial results.

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

There is an increasing trend toward cremation in the United States. According to the Cremation Association of North America, or CANA, cremation was used in approximately 25% of the deaths in the United States in 2000, compared to approximately 17% in 1990, and CANA expects this rate to rise to approximately 40% by 2010. While we continue to believe that many families will choose to memorialize their loved-ones, regardless of whether they choose cremation over a traditional burial, to the extent increases in cremation rates result in decreases in memorialization rates, this decrease will result in a decline in our memorial sales, which will adversely affect our business and results of operations.

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

For the nine months ended September 30, 2003we derived approximately 26% of our revenues from sales outside the United States, with approximately 8% of those revenues from sales in Canada by the Company's Canadian subsidiaries. In prior years such percentage represented by international sales has been lower. Foreign sales are subject to numerous risks, including currency conversion risks, limitations (including taxes) on the reparation of earnings, slower and more difficult accounts receivable collection and greater complication and expense in complying with foreign laws.

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

Our retail stores and sales counselors are subject to the so-called "No-Call" laws, which allow consumers to place their telephone number on a "no-call" list maintained by various states and the federal government. At present, there are "No-Call" laws in a majority of states in which we do business and the federal "No-Call" law went into effect in the Fall of 2003. Counselors are unable to make telephone calls to any consumer whose number has been placed on the applicable no-call list, subject to certain limited exceptions. Making telephone calls to introduce the Company and set appointments has been an important part of marketing our retail products and services. While we are taking steps to decrease our reliance on telephone marketing calls, compliance with the "No-Call" laws could adversely affect our retail business and results of operations.

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

Granite Stone Business International Sarl (f/k/a Eurimex S.A.) (Luxembourg) vs Rock of Ages Corporation (USA) ICC Arbitration 11502/KGA/MS. On April 18, 2001 the Company received a Request for Arbitration ("Request") from its former distributor outside the United States, Eurimex S.A. (now known as Granite Stone Business International), in connection with the termination by the Company of the distribution agreement for the Company's Salisbury Pink granite. Eurimex has also claimed damages in connection with a distribution agreement for the Company's Bethel White granite, which agreement expired by its terms in 1998. Pursuant to those agreements, the arbitration is taking place under the International Chamber of Commerce ("ICC").

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

The Company denies all of Eurimex's allegations and further states that it believes that Eurimex has engaged in improper or unlawful tying practices in the sale of the Company's products. The Company has answered Eurimex's Request and has brought certain counterclaims against Eurimex, including a claim for frivolous action. A preliminary scheduling conference was held on October 2, 2001, and both arbitral and subject matter jurisdictional issues were briefed. A second hearing on further procedural issues and jurisdiction was held on March 13, 2002. On July 1, 2002, the arbitral tribunal rendered a decision on the arbitral jurisdictional issues finding that it has arbitral jurisdiction over all of the claims brought by Eurimex. The tribunal deferred ruling on whether it had subject matter jurisdiction over the claimant's U.S. antitrust law claims. The parties have completed the discovery process, and submitted pre-hearing submissions setting out their respective positions. On March 11, 2003, after the Company had filed its First Pre-Hearing Submission, Eurimex withdrew all of its U.S. antitrust law claims and, hence, the threat of treble damages. A hearing on the merits of the dispute was held in May 2003, at which time Eurimex confirmed that its withdrawal of the U.S. antitrust law claims was with prejudice. The parties filed post-hearing submissions on August 29, 2003. The matter is now ripe for a decision on the merits by the arbitral tribunal.

The Company had been advised by the arbitral tribunal at the conclusion of the hearing that a decision would be rendered on or before November 30, 2003. On November 12, 2003, the Company was advised by the arbitral tribunal that the deadline for decision in the case had been extended by the tribunal from November 30, 2003 to February 28, 2004, as permitted by ICC rules.

The Company denies liability and will continue to vigorously defend the claims made by Eurimex. The Company has incurred legal fees and expenses of $5.7 million since the inception of the case all of which has been expensed through the quarry selling, general and administrative expenses. If the arbitral tribunal were to decide in favor of Eurimex, and award substantial damages, the Company's business and financial condition would likely be materially adversely affected. The Company continues to have a reserve which it believes to be adequate, for legal fees for the review of the decision by the law firms retained to defend the claims and pursue the counterclaims, but this reserve does not contain any provision of any kind for an adverse judgment because it is the opinion of the Company and outside counsel that it will prevail in this action.

Kurtz Monument Company (Pennsylvania) v. Rock of Ages Corporation (Delaware) Case No. 03-510 U.S. District Court for the Western District of Pennsylvania. On April 22, 2003, Kurtz Monument Company filed a complaint against the Company alleging that the Company breached certain terms of a sealed settlement agreement by engaging in conduct constituting commercial disparagement. Damages have not been specified. The Company believes this action by Kurtz Monument Company is without merit. The Company denies liability and will continue to vigorously defend claims made by Kurtz Monument Company. On October 3, 2003, the Court dismissed all four of the counts of Kurtz's complaint, without prejudice to Kurtz to file an amended complaint. The Company expects that Kurtz will file an amended complaint in the action.

The Company carries insurance with coverage that it believes to be customary in its industry. Although there can be no assurance that such insurance will be sufficient to protect the Company against all contingencies, management believes that its insurance protection is reasonable in view of the nature and scope of the Company's operations.

Item 5.	Other Information

Holders of Common Stock are entitled to receive such dividends as may be legally declared by the board of directors and, in the event of dissolution and liquidation, to receive the net assets of the Company remaining after payment of all liabilities, in proportion to their respective holdings. On July 29, 2003, the board of directors declared a dividend of $.01 per share of common stock, payable on September 17, 2003 to holders of record as of August 15, 2003.

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

		10.1	Assignment to Asset Purchase Agreement dated August 27, 2003 by and between Saber Management, LLC and Saber Management Kentucky, LLC.

		10.2	Extension Agreement dated September 30, 2003 by and between Rock of Ages Kentucky Cemeteries, LLC and Saber Management Kentucky, LLC.

		10.3	Form of Collective Bargaining Agreement dated April 26, 2003 by and between Rock of Ages Corporation and the Granite Cutter's Association.

		10.4	Form of Side Letter Agreement dated April 26, 2003 by and between the Granite Cutter's Association and Rock of Ages Corporation.

		10.5	Letter Agreement dated November 11, 2003 by and between the Registrant, CIT Business Credit and Fleet National Bank.

		18	Letter re: Change in Accounting Principles incorporated by reference to Exhibit 18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

		31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)	Reports Submitted on Form 8-K:

On July 29, 2003, the Registrant filed a report on Form 8-K pursuant to Item 12 (Results of Operations and Financial Condition) to report it would be issuing a press release to disclose results of operations for the fiscal quarter ending June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ROCK OF AGES CORPORATION

Dated: November 13, 2003	By: /s/ Douglas S. Goldsmith Douglas S. Goldsmith Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

Number	Exhibits

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

10.1	Assignment to Asset Purchase Agreement dated August 27, 2003 by and between Saber Management, LLC and Saber Management Kentucky, LLC.

10.2	Extension Agreement dated September 30, 2003 by and between Rock of Ages Kentucky Cemeteries, LLC and Saber Management Kentucky, LLC.

10.3	Form of Collective Bargaining Agreement dated April 26, 2003 by and between Rock of Ages Corporation and the Granite Cutter's Association.

10.4	Form of Side Letter Agreement dated April 26, 2003 by and between the Granite Cutter's Association and Rock of Ages Corporation.

10.5	Letter Agreement dated November 11, 2003 by and between the Registrant, CIT Business Credit and Fleet National Bank.

18	Letter re: Change in Accounting Principles incorporated by reference to Exhibit 18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Links

Consolidated Balance Sheets
Consolidated Statement Of Operations
Consolidated Statements Of Cash Flows
Notes To Consolidated Financial Statements
Managements Discussion and Analysis of Financial Condition and Results of Operations
Quantitative and Qualitative Disclosure About Market Risk
Controls and Procedures
Legal Proceedings
Other Information
Exhibits and Reports on Form 8-K
Signature