Form 10-K
period 2003-12-31
ROCK OF AGES CORP
filed 2004-03-30
CIK 84581

Click here to go to the INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

CLASS A COMMON STOCK, PAR VALUE $0.01
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

As of June 30, 2003, the aggregate market value of the registrant's voting stock (including Class B Common Stock, par value $.01 per share ("Class B Common Stock"), which is convertible on a share-for-share basis into Class A Common Stock, par value $.01 per share ("Class A Common Stock" and, together with Class B Common Stock, "Common Stock")), held by non-affiliates of the registrant was $36,688,126. As of March 23, 2004, there were outstanding 4,482,668 shares of Class A Common Stock and 2,756,395 shares of Class B Common Stock.

TABLE OF CONTENTS
PART I

2

 SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Rock of Ages Corporation ("Rock of Ages" or the "Company") to differ materially from those contained in such statements. All statements other than statements of historical fact could be deemed forward-looking statements, and may include projections of revenue, gross profit, expenses, earnings or losses from operations or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions may include the challenge of continuing to build and grow Rock of Ages' retail distribution systems through referral relationships, retail acquisitions and new store openings; uncertainties involving quarry yields and demand for Rock of Ages' dimension stone; and other risks and uncertainties described herein, including, but not limited to the items discussed in "Risk Factors That May Affect Future Results" in Item 7 of this report, and that are otherwise described from time to time in Rock of Ages' reports filed with the Securities and Exchange Commission reports filed after this report.

We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

PART I

ITEM 1.	BUSINESS

GENERAL

Rock of Ages was founded in 1885 and is an integrated granite quarrier, manufacturer and retailer whose principal product is granite memorials used primarily in cemeteries. We believe we are the largest quarrier, manufacturer and retailer of finished granite memorials and granite blocks for memorial use in North America, based on revenues. We own and operate 10 active quarry properties and 6 manufacturing and sawing facilities in North America, principally in Vermont and the Province of Quebec. We market and distribute our memorials on a retail basis through approximately 82 Company-owned retail sales outlets in the states indicated in Item 2 below. We also sell memorials wholesale to approximately 70 independent authorized Rock of Ages retailers in the United States as well as approximately 90 retailers in Canada. We market our memorials at four quality and price points under four separate brand names: Signature, Sealmark, Golden Rule by Rock of Ages and Stone Eternal by Rock of Ages. We also sell non-branded memorials. We believe the Rock of Ages trademark is one of the oldest and best-known brand names in the granite memorialization industry, and we actively promote our brand names and place a seal bearing the brand name on each branded memorial. All Rock of Ages branded memorials are supported by a perpetual warranty with varying levels of coverage depending on the brand.

Rock of Ages, Signature, Sealmark, Golden Rule by Rock of Ages, Stone Eternal by Rock of Ages, American Black, Barre Gray, Bethel White, Salisbury Pink, Gardenia White, Laurentian Pink and Galactic Blue are trade names or trademarks of the Company. We rely on both registered and common law trademarks in the U.S. and in other countries to protect our trademark rights.

As part of our growth strategy to build and expand our branded memorial retail distribution system and profitable quarry operations, and to increase the profitability of our manufacturing operations, we sold 2 quarries and 2 non-core manufacturing facilities in 2001. In January 2002, we also sold the Lawson manufacturing facility in Barre, Vermont ("Lawson") for a total sales price of $2,550,000. In December 2003, we sold all of our cemetery properties and assets located in Kentucky to Saber Management, LLC, an Indiana-based operator of cemeteries and funeral homes, for $6,750,000 and exited the cemetery business. In connection with that sale, we entered into an agreement with Saber whereby we have retained the right to sell and install upright granite memorials in certain sections of each of the cemeteries sold, as well as in certain other cemeteries owned by Saber.

Also as part of our growth strategy, we have engaged in various strategic acquisitions. From 1997 to 2000, we acquired 26 retail monument companies, expanding our retail presence to 15 states. During the second quarter of 2002, the Company acquired a 1/3-equity interest in VIKA Ltd., a Ukrainian closed joint stock company that owns rights to quarry stone known as "Galactic Blue" on certain property located in Zhytomir, Ukraine, for a purchase price of $475,000. In connection with the share purchase, we acquired exclusive rights to sell the output of the Galactic Blue quarry.

During 2003 we had operations in four business segments: Quarrying, Manufacturing, Retailing and Cemeteries. As discussed above, we exited the cemetery business in late December 2003. Included within the business segments are operations that are unincorporated divisions of Rock of Ages and others that are separately incorporated subsidiaries. Financial information by business segment and geographic area is incorporated herein by reference to note 14 to our Consolidated Financial Statements included in this report. In addition, information regarding the revenues of each business segment is incorporated herein by reference to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Risks attendant to foreign operations are also incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors that May Affect Future Results" in Item 7. Additional information regarding each business segment and Rock of Ages in general is set forth below.

GROWTH STRATEGY

We seek to expand the scope and profitability of our operations through a growth strategy that focuses on forward vertical integration into retailing, moving Rock of Ages closer to the ultimate customer. The principal elements of this growth strategy include the following:

  Strategic Alliances with Funeral Homes and Cemeteries. We have formed and will continue to pursue strategic alliances with funeral home and cemetery owners to sell granite memorials in cooperation with them, in order to increase both pre-need and at-need sales of granite memorials.

  Selective Expansion of Company-Owned Retail Network. We expect to continue to expand our Company-owned retail network by selectively acquiring independent granite memorial retailers and by opening new retail stores in selected markets in North America. By expanding our Company-owned retail network, we believe we can capture the higher gross margins (relative to quarrying and manufacturing gross margins) that have historically existed at the retail level.

  Adding Independent Authorized Dealers. We will continue to expand where appropriate our base of independent authorized Rock of Ages retailers that are current or potential customers to further our efforts to build an integrated retail network consisting of Company-owned and independent authorized Rock of Ages retail outlets that sell the Rock of Ages' brands.

  Brand Enhancement. We believe the Rock of Ages brand is one of the best-known brand names in the memorial industry. As a part of building an integrated network of Company-owned and independent retailers, we will continue to promote the Rock of Ages brand and other proprietary brands sold at our Company-owned retail outlets and independent authorized Rock of Ages retailers.

  Acquisitions of Quarries. While we own or control many of the highest quality granite quarries in North America, we will continue to explore the possibility of acquiring selected granite quarriers in North America and internationally to assure we will continue to have the colors and grades of granites sought by retail purchasers of granite memorials in North America, as well as granites for other uses.

  Other Product Line Enhancements. We intend to continue to expand and enhance our memorial product lines in color, design and style. Our objective is to provide a full range of memorials available at various price ranges.

Beginning in January 2004, we decided to merge our retail division and our manufacturing and wholesale division to form the Memorials Division. The Memorials Division will have a unified focus on increasing our retail distribution system of owned and independently operated retailers. This transition to a unified manufacturing/wholesale and retail division is currently underway. We are engaged in a search to hire an executive with significant experience in building a national branded retail distribution system to assume the role of Chief Operating Officer (COO) of the Memorials Division. In the interim, Kurt Swenson, Chairman/CEO of the Company, will assume that role until a Memorials Division COO is hired. The principal changes we have made in forming the Memorials Division relate to the management and implementation of our retail distribution program. We have divided the country into regions with a group of regional vice presidents who will be responsible for our owned stores, our authorized retailers, retail acquisitions, new stores, new authorized retailers, expanding our strategic alliances with funeral homes and cemeteries, and every other aspect of our memorial business in their region. We believe this consolidated regional focus will enhance our success in expanding our retail distribution system.

PRODUCTS

Our principal products may be classified into three general product lines: granite quarry products, manufactured granite products and non-granite memorials and cemetery products. The principal raw material for both granite product lines is natural granite as it comes from the ground, with the primary difference between the product lines being the extent of the processing or manufacturing of the granite. Non-granite memorials and cemetery products include burial lots, community mausoleum niches, lawn crypts, vaults, bronze markers and related services. For each of the last three years, from 2003 to 2001, revenues derived from the sale of granite quarry products have accounted for 32%, 32% and 27%, respectively, of consolidated revenues and revenues derived from the sale of manufactured granite products have accounted for 63%, 63% and 69%, respectively, of consolidated revenues. In each of the last three years, revenues attributable to the sale of non-granite memorials and cemetery products accounted for less than 6% of consolidated revenues. With the sale of our cemetery assets in late 2003, we expect the sales of non-granite memorials, such as bronze markers, to decline and we will no longer sell cemetery products and services.

Granite Quarry Products

Our principal quarry product is granite blocks, the raw material of the dimension granite industry. These blocks are extracted from quarries in various sizes through a drilling, blasting and wire sawing process in the quarry. The range of block sizes is large, but most manufacturers of granite memorials and other products generally require minimum dimensions of height, width and length to maximize the efficiency of their block sawing equipment in meeting the required dimensions of the finished product. Granite blocks are normally sold in heights from 2'6" to 5', widths of 3' to 5', and lengths from 7' to 10'. These blocks typically weigh between 20 and 30 tons.

Granite differs from deposit to deposit by color, grade and/or quality. We quarry and sell blocks of (i) Barre Gray granite from our Barre, Vermont quarry and gray granite from our Stanstead, Quebec quarry, (ii) black granite from our American Black quarry in Pennsylvania, (iii) pink granites from our Laurentian Pink quarry in Quebec and our Salisbury Pink quarry in North Carolina, (iv) white granites from our Bethel White quarry in Vermont and our Gardenia White quarry in North Carolina, (v) brownish red granite from our Autumn Rose quarry in Oklahoma and (vi) grayish pink granites from our Kershaw and Coral Gray quarries in South Carolina. We also sell black granite with prominent blue feldspar from the Galactic Blue quarry in the Ukraine.

We sell granite blocks for memorial, building and other uses. While each of our quarries sell granite for memorial use and for building use, the output of the Bethel White quarry, the Gardenia White quarry, and the Salisbury Pink quarry are primarily sold and used for building granite use (such as building cladding, tiles, pavers, steps, countertops and other building products) outside North America and the output of the other quarries is primarily used for memorial use in North America.

A quarry sales force both in and outside North America sells our granite blocks. The quarry sales force markets and advertises our granite blocks in various trade publications and by attending various trade shows worldwide. Outside of North America, our quarry sales force generally sells directly to the customer or to independent distributors who buy blocks and resell them. This includes Rock of Ages Asia, a 50% Company-owned corporation based in Osaka, Japan.

Other quarry products include waste pieces not of a shape or size suitable for manufacturing, which are sold for erosion control for embankments, bridges or piers, and for other uses. In various quarries, we have arrangements with crusher operators who operate on or near our quarries and sell crushed stone. The revenues and profits of these operations are not material. We have no marketing and advertising programs for these other quarry products.

Manufactured Products

The principal manufactured product of Rock of Ages is granite memorials, which are sold to retailers of granite memorials, including Company-owned outlets, and substantially all of which are placed in cemeteries in remembrance of the life of a person or persons. Our memorials encompass a wide range of granites, including granite blocks purchased from others, as well as a wide array of sizes, styles and shapes ranging from small, inexpensive markers set flush to the ground, to very elaborate and expensive personal mausoleums of larger sizes available at various price ranges. The broad classifications of granite memorials used by the industry are generally markers, hickeys, slants, standard uprights, estate uprights, pre-assembled mausoleums and conventional mausoleums. From time to time, memorial retailers or others order granite products such as benches, steps and other products that may or may not be for cemetery use. These are classified as memorial sales. We also sell public and civic memorials not placed in cemeteries both on a wholesale basis and directly to the customer.

Rock of Ages is widely recognized for the personalized granite memorials it produces and the very large memorials it can produce. We have made memorials as large as thirty-five feet in length from one block of granite, including a full size granite replica of a Mercedes Benz automobile.

Our granite memorials are sold to retailers by our memorial sales force that regularly speaks with customers by phone and makes personal visits to customers. We provide various point of sale materials to both our owned and independent authorized Rock of Ages retailers, and we also advertise in various trade publications.

Rock of Ages also manufactures certain precision granite products, which are made along with memorials primarily at our Barre, Vermont plant. These products include surface plates, machine bases, bases for coordinate measuring devices, press rolls and other products manufactured to exacting dimensions. These products are sold to the manufacturers of precision measuring devices or end users. A precision products sales force that phones or visits customers sells precision products. We also advertise our precision products in various trade publications and provide printed sales materials to prospective customers.

Retail Products

Our retail stores market and sell granite, bronze and marble memorials primarily to consumers. We currently own and operate approximately 82 retail outlets in 15 states. The granite memorials sold at retail include a wide variety of sizes, styles and shapes. We source memorials from our own plants and a number of additional manufacturers in North America and elsewhere in the world. Our retail operations utilize a retail sales force that markets and sells memorials through relationships with funeral homes and cemeteries and direct meetings with customers in their homes and at retail sales offices. We advertise and promote retail sales through direct mail material, yellow page listings, placing brochures at funeral homes and cemeteries, and newspaper advertising. Our retail sales outlets are positioned to sell branded and unbranded memorials at all price points and qualities based on differences in granite, size, design and level of workmanship.

Cemetery Products

Our cemetery division marketed and sold cemetery lots and funeral services such as grave openings and closings. We also marketed and sold cemetery merchandise such as vaults, bronze markers and niches in community mausoleums at some of our cemeteries. From the time we acquired the cemeteries in early 2001, we opened sections in some of the cemeteries that allow the placement of upright granite memorials. Sales of upright granite memorials were handled either by cemetery sales personnel who were trained to sell such memorials, or by sales personnel from a nearby Company-owned retail store. Revenue from sales of upright granite memorials is recognized in the retail products segment. In late December 2003, we sold all of our cemetery properties and assets and exited the cemetery business. However, in connection with that sale we retained the right to sell upright granite memorials in the cemeteries and we will continue to sell our upright granite memorials in these cemeteries using sales personnel from nearby Company stores or from independent authorized Rock of Ages retailers.

MANUFACTURING AND RAW MATERIALS

Rock of Ages quarries and manufactures granite in the United States and Canada at the locations detailed in Item 2 "Properties." We also outsource the manufacturing of certain memorial products pursuant to supply agreements with other manufacturers.  There were no plants acquired or material additions to plants in 2003. We believe our manufacturing and quarrying capacity, together with our manufacturing outsourcing arrangements, are generally sufficient to meet anticipated production requirements for the foreseeable future.

The most significant raw material we use in our manufacturing operations is granite blocks primarily from our quarries. We believe we have an adequate supply from our quarries to supply our manufacturing operations. We also purchase certain colors of granite, primarily red and black, from other quarriers. We believe there is an adequate supply of memorial granite available from our quarries and quarries owned by others for the foreseeable future.

Significant supplies used in our manufacturing operations include industrial diamond segments for saw blades and wires, drill steel, drill bits and abrasives. There are a number of sources for these supplies at competitive prices.

We had manufacturing backlogs of $8.7 million as of December 31, 2003 and $10.6 million as of December 31, 2002. These backlogs occurred in the normal course of business. We do not have a material backlog in our quarrying operations. We had retail backlogs of $8.9 million as of December 31, 2003 and $11.1 million as of December 31, 2002. Substantially all of the backlog orders are expected to be filled during the 2004 fiscal year.

We do not normally maintain a significant inventory of finished manufactured products in anticipation of future orders in our manufacturing operations. Our retail outlets do maintain an inventory of memorials for display and delivery purposes. Approximately 75% of our manufactured product orders and retail orders are delivered within two to twelve weeks, as is customary in the granite memorial industry. The delivery time depends on the size and complexity of the memorial. We do accumulate inventory of granite blocks from September through December in preparation for the winter months when our northern quarries are inactive.

Because our Barre quarries are closed from mid-December through mid-March, in December each year we provide special 90-day payment terms at these quarries for all blocks purchased in the month of December. Customers' manufacturing plants generally remain open during most of this period, and most customers prefer to assure they own blocks of a size and quality selected by them prior to the quarry closure. All blocks purchased from our Barre quarries in December on deferred payment terms are invoiced on or about December 31 and removed from our inventory with title passing to the buyer.

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

RESEARCH AND DEVELOPMENT

We do not have a research and development department for any of our products. We regularly conduct market research, as well as research on new product designs and on equipment to improve the Company's technology. These activities are not separately accounted for as research, and we had no expenditures classified for financial reporting purposes as research in 2001, 2002 or 2003.

COMPETITION

The dimension stone industry is highly competitive. We compete with other dimension stone quarriers, including quarriers of granite, marble, limestone, travertine and other natural stones. We also compete with manufacturers of so-called "engineered stone" as well as manufacturers of other building materials like concrete, aluminum, glass, wood and other materials. The competition with providers of these materials is based on price, availability of supply, end-user preference for certain colors, patterns or textures, and other factors.

The granite memorial industry is also highly competitive. We compete with other granite quarriers and manufacturers in the sale of granite blocks for memorial use, and finished memorials, on the basis of price, color, quality, geographic proximity, service, design availability, production capability, availability of supply and delivery options. All of our colors of granite are subject to competition from memorial grade granite blocks of similar color supplied by quarriers located throughout the world. There are approximately 140 manufacturers of granite memorials in North America. There are also many manufacturers of granite memorials in India, South Africa, China and Portugal that sell finished memorials in North America.

Our quarrying and manufacturing competitors include both domestic and international companies, some of which may have greater financial, technical, manufacturing, marketing and other resources than we have. Foreign competitors may have access to lower cost labor and extensive commercial deposits of memorial grade granite, and may be subject to less restrictive regulatory requirements. For example, companies in South Africa, India, China and Portugal manufacture and export finished granite memorials into North America, which compete with our products.

The competition for retail sales of granite memorials faced by our retail outlets is also intense and is based on price, quality, service, design availability and breadth of product line. Competitors include funeral home and cemetery owners, including consolidators, which have greater financial resources than we have, as well as approximately 3,000 independent retailers of granite memorials located outside of cemeteries and funeral homes.

The sale of cemetery lots and related products is highly competitive. The competition is based upon price, geographic locations, and the overall aesthetics, maintenance and upkeep of the cemetery. Competitors include religious organizations and municipalities that own and operate cemeteries, and other cemetery owners, including consolidators, which may have greater financial resources. As discussed above, we sold all of our cemetery properties and assets in December 2003 and have exited that business.

PATENTS, TRADEMARKS AND LICENSES

We hold a number of domestic and foreign patents, trademarks and copyrights, including the original registered trademark "Rock of Ages," which we first registered in 1913. We believe the loss of a single patent, trademark or copyright, other than the "Rock of Ages" trademark, would not have a material adverse effect on our business, financial condition or results of operations. See "Risk Factors That May Affect Future Results."

EMPLOYEES

We had approximately 726 employees as of December 31, 2003.

The collective bargaining agreements with the Granite Cutters Association and the United Steelworkers of America, respectively, which together represent approximately 178 employees in our Vermont manufacturing and quarrying operations, expire on April 25, 2005.

We believe our relations with our employees are generally good, and recognize our employees are our most important asset.

SEASONALITY

Historically, our operations have experienced certain seasonal patterns. Generally, our net sales are highest in the second or third quarter and lowest in the first quarter of each year due primarily to weather. See Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Seasonality."

REGULATION AND ENVIRONMENTAL COMPLIANCE

Our quarry and manufacturing operations are subject to substantial regulation by federal and state governmental statutes and agencies, including OSHA, the Mine Safety and Health Administration and similar state and Canadian authorities. Our operations are also subject to extensive laws and regulations administered by the EPA and similar state and Canadian authorities for the protection of the environment, including those relating to air and water quality, and solid and hazardous waste handling and disposal. These laws and regulations may require us to fund remedial action or to pay damages regardless of fault. Environmental laws and regulations may also impose liability with respect to divested or terminated operations even if the operations were divested or terminated many years ago. In addition, current and future environmental or occupational health and safety laws, regulations or regulatory interpretations may require significant expenditures for compliance which could require us to modify our operations. We cannot predict the effect of such laws, regulations or regulatory interpretations on our business, financial condition or results of operations. We expect to be able to continue to comply, in all material respects, with existing laws and regulations.

AVAILABLE INFORMATION

We maintain a website with the address www.rockofages.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports filed as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission.

ITEM 2.	PROPERTIES

Rock of Ages owns the following quarry and manufacturing properties:

PROPERTY	FUNCTION

VERMONT
Barre
Quarry Properties
E. L. Smith Quarry	Quarrying of dimensional Barre Gray granite blocks
Adam-Pirie Quarry	Quarrying of dimensional Barre Gray granite blocks
Manufacturing Properties
Rock of Ages Manufacturing Plant	Manufacturing of memorials and precision products
Press Roll Production Plant	Manufacturing of granite press rolls
Rock of Ages Saw Plant #1	Slabbing of granite blocks
Bethel
Quarry Properties
Bethel Quarry	Quarrying of dimensional Bethel White granite blocks

CANADA
Stanstead, Quebec
Quarry Properties
Stanstead Quarry	Quarrying of dimensional Stanstead Gray granite blocks
Guenette, Quebec
Quarry Properties
Laurentian Quarry	Quarrying of dimensional Laurentian Rose granite blocks
Beebe Plain, Quebec
Manufacturing Properties
Rock of Ages Manufacturing Plant	Manufacturing of memorials
Adru Manufacturing Plant	Manufacturing of memorials

PENNSYLVANIA
St. Peters
Quarry Properties
American Black Quarry	Quarrying of dimensional American Black granite blocks
Manufacturing Properties
Saw Plant	Slabbing of granite blocks

NORTH CAROLINA
Salisbury
Quarry Properties
Salisbury Pink Quarry	Quarrying of dimensional Salisbury Pink granite blocks
Rockwell
Quarry Properties
Gardenia White Quarry	Quarrying of dimensional Gardenia White granite blocks

OKLAHOMA
Mill Creek
Quarry Properties
Autumn Rose Quarry	Quarrying of dimensional Autumn Rose granite blocks

SOUTH CAROLINA
Kershaw County
Quarry Properties
Kershaw Quarry	Quarrying of dimensional Kershaw granite blocks
Lancaster County
Quarry Properties
Coral Gray Quarry	Quarrying of dimensional Coral Gray granite blocks

In addition, Rock of Ages owns or operates 82 retail sales outlets and 4 associated sand blasting facilities in the states of Georgia, Iowa, Illinois, Minnesota, Connecticut, Massachusetts, Rhode Island, Nebraska, New Jersey, Pennsylvania, Ohio, South Dakota, Kentucky, West Virginia and Wisconsin. In certain cases, we lease, under customary lease arrangements, the land or other real estate associated with these outlets and facilities. We believe these facilities are suitable and adequate for our present and anticipated near-term needs. Until the sale of such properties in December 2003, we also owned 13 cemeteries in Kentucky.

The following table sets forth certain information relating to our quarry properties. Each of the quarries listed below: (i) is an open-pit quarry; (ii) contains granite suitable for extraction as dimension granite for memorial or other use; (iii) is serviced by electricity provided by local utility companies (other than the Bethel quarry which is serviced by internal generators); and (iv) has adequate and modern extraction and other equipment. We presently have no exploration plans. We own each of the quarries listed below (other than the Kershaw quarry, which is leased with 36 years remaining on the lease). As described in Item 1 of this report, we also own a 1/3 interest in VIKA, Ltd., which owns the Galactic Blue quarry in Zhytomir, Ukraine. However, while we consult from time to time on the development of the quarry, we do not directly or indirectly operate the quarry. The Galactic Blue quarry is currently under development and currently does not produce granite in commercial quantities and we do not expect the quarry to achieve significant commercial production quantities in 2004. Accordingly, we do not consider this property to be currently significant or material to our business.

QUARRY	APPROXIMATE DATE OF COMMENCEMENT OF OPERATIONS	PRIOR OWNER (DATE ACQUIRED)	MEANS OF ACCESS	TOTAL ORIGINAL COST OF EACH PROPERTY	NET SALEABLE RECOVERABLE RESERVES (1) (CUBIC FEET)	NET SALEABLE RECOVERABLE RESERVES YEARS (2)

E.L. Smith	1880	E.L. Smith Quarry Co. (1948)	Paved road	$7,562,676	2,459,534,000	4,917

Adam-Pirie	1880	J.K. Pirie Quarry (1955)	Paved road	$4,211,363	984,886,000	6,558

Bethel	1900	Woodbury Granite Company, Inc. (1957)	Dirt road	174,024	76,529,000	381

Stanstead	1920	Brodies Limited and Stanstead Granite Company (1960)	Paved road	$505,453	32,563,000	215

Laurentian Pink	1944	Brodies Limited (1960)	Paved road	$860,115	3,864,000	51

American Black	1973	Pennsylvania Granite Inc. (1997)	Paved road	$2,900,000	14,615,000	96

Salisbury	1918	Pennsylvania Granite Inc. (1997)	Paved road	$3,886,592	19,344,000	85

Autumn Rose (3)	1969	Autumn Rose Quarry Inc. (1997)	Paved road	$200,000	708,000	20

Kershaw	1955	Pennsylvania Granite Inc. (1997)	Paved road	$200,000	591,000	21

Coral Gray	1955	Pennsylvania Granite Inc. (1997)	Paved road	$200,000	No estimate	No estimate

Gardenia White	1995	J. Greg Faith Thomas E. Ebans, Sr. David S. Hooker William L. Comolli (1998)	Dirt road	$4,633,000	2,602,000	36

(1)

Net saleable reserves are based on internal Company estimates, except for the reserves for the E.L. Smith, Adam-Pirie and Bethel quarries, which are based on independent assessments by CA Rich Consultants, Inc and for the Gardenia White quarry, which are based on an independent assessment by Geomapping Associates.

(2)	Based on internal Company estimates using current production levels.

(3)	The Autumn Rose quarry is now classified as an asset held for sale. See Item 7 of this report.

The estimates of saleable reserves are based on historical quarry operations, workable reserves in the existing quarries and immediately adjacent areas, current work force sizes and current demand. While quarry operations decrease the granite deposits, the size of the granite deposits in which our quarries are located are large and extend well beyond existing working quarry perimeters. We have historically expanded quarry perimeters or opened other quarries in the deposit as necessary to utilize reserves and we believe we have adequate acreage for expansions as and when necessary. Currently, we have no reason to believe we will deplete our granite reserves more quickly than is shown in the table.

Dimension granite is not considered a valuable mineral or commodity such as gold, nor is it traded on any commodities exchange. The prices we charge to third parties for granite blocks depend on characteristics such as color of and costs to quarry each granite block, as well as market conditions. The price per cubic foot we currently charge for our granite blocks is generally comparable to other granite suppliers and typically does not exceed $40.

ITEM 3.	LEGAL PROCEEDINGS

We are a party to legal proceedings that arise from time to time in the ordinary course of our business. While the outcome of these proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our business or financial condition. In addition, we are involved in the arbitration proceeding described below.

Granite Stone Business International Sarl (f/k/a Eurimex SA) (Luxembourg) vs Rock of Ages Corporation (USA) ICC Arbitration 11502/KGA/MS. On April 18, 2001, we received a Request for Arbitration ("Request") from our former distributor outside the United States, Eurimex S.A. (now known as Granite Stone Business International), in connection with our termination of the distribution agreement for our Salisbury Pink granite. Eurimex has also claimed damages in connection with a distribution agreement for our Bethel White granite, which agreement expired by its terms in 1998. Pursuant to those agreements, the arbitration is taking place under the International Chamber of Commerce ("ICC") rules.

The Request includes claims by Eurimex that we wrongfully terminated the Salisbury Pink and Bethel White agreements. The Request also alleges we violated antitrust laws under the European Community Treaty and United States antitrust laws. In the Request, Eurimex alleged it suffered damages in excess of $30 million, and it would seek to have damages trebled under U.S. antitrust laws. In subsequent pre-hearing submissions, however, Eurimex asserted damages of approximately $25.3 million, plus interest, "moral" damages, attorneys' fees and costs.

We deny all of Eurimex's allegations and we further assert Eurimex has engaged in improper or unlawful tying practices in the sale of our products. We have answered Eurimex's Request and have brought certain counterclaims against Eurimex, including a claim for frivolous action. A preliminary scheduling conference was held on October 2, 2001, and both arbitral and subject matter jurisdictional issues were briefed. A second hearing on further procedural issues and jurisdiction was held on March 13, 2002. On July 1, 2002, the arbitral tribunal rendered a decision on the arbitral jurisdictional issues finding it has arbitral jurisdiction over all of the claims brought by Eurimex. The tribunal deferred ruling on whether it had subject matter jurisdiction over Eurimex's U.S. antitrust law claims. The parties have completed the discovery process, and submitted pre-hearing submissions setting out their respective positions. On March 11, 2003, after we had filed our First Pre-Hearing Submission, Eurimex withdrew all of its U.S. antitrust law claims for which it was seeking treble damages. A hearing on the merits of the dispute was held in May 2003, at which time Eurimex confirmed its withdrawal of the U.S. antitrust laws claims was with prejudice. The parties filed post-hearing submissions on August 29, 2003.

We were advised by the arbitral tribunal at the conclusion of the May 2003 hearing that a decision would be rendered on or before November 30, 2003. On November 12, 2003, we were advised by the arbitral tribunal that the deadline for decision in the case had been extended by the tribunal from November 30, 2003 to February 28, 2004, as permitted by ICC rules. On February 9, 2004, we were further advised by the arbitral tribunal the deadline for decision in the case was extended from February 28, 2004 to May 31, 2004.

We deny liability and will continue to vigorously defend the claims made by Eurimex. We have incurred legal fees and expenses of $5.3 million since the inception of the case all of which has been expensed through our quarry segment, as selling, general and administrative expenses. If the arbitral tribunal were to decide in favor of Eurimex, and award substantial damages, our business and financial condition would likely be materially adversely affected. We continue to have a reserve which we believe to be adequate for anticipated legal fees for the review of the decision by the law firms retained to defend the claims and pursue the counterclaims, but this reserve does not contain any provision of any kind for an adverse judgment or an appeal thereof because it is our opinion that we will prevail in this action. Therefore, if a judgment adverse to us is entered by the arbitral tribunal, we will be required to expense the entire judgment against us in 2004.

Kurtz Monument Company (Pennsylvania) v. Rock of Ages Corporation (Delaware) Case No. 03-510 U.S. District Court for the Western District of Pennsylvania. On April 22, 2003, Kurtz Monument Company filed a complaint against Rock of Ages alleging we breached certain terms of a sealed settlement agreement by engaging in conduct constituting commercial disparagement. Damages have not been specified. On October 3, 2003, the Court dismissed all four of the counts of Kurtz's complaint, without prejudice to Kurtz to file an amended complaint. On November 10, 2003, Kurtz filed an amended complaint setting forth essentially the same facts as in the first complaint and alleging breach of contract, commercial disparagement, defamation and tortuous interference with prospective business advantage. Damages have not been specified. The parties are currently engaged in the discovery process. We believe this action by Kurtz Monument Company is without merit, deny liability and will continue to vigorously defend claims made by Kurtz Monument Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Rock of Ages' security holders, through solicitations of proxies or otherwise, during the fourth quarter covered by this Annual Report on Form 10-K.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

The Class A Common Stock is traded on the NASDAQ National Market under the symbol "ROAC." There is currently no established public trading market for the Class B Common Stock.  However, the Class B Common Stock is convertible at any time into shares of Class A Common Stock. The Class A Common Stock commenced public trading on October 21, 1997. The table below sets forth the range of high and low per share sales prices for the Class A Common Stock as reported on the NASDAQ National Market for the periods indicated.

	2002
	HIGH	LOW

First Quarter...............................................................................................................................	6.16	5.94
Second Quarter .........................................................................................................................	6.94	6.82
Third Quarter..............................................................................................................................	5.09	4.76
Fourth Quarter............................................................................................................................	5.19	4.96

	2003
	HIGH	LOW

First Quarter..................................................................................................................................	6.10	6.03
Second Quarter.............................................................................................................................	6.24	6.15
Third Quarter................................................................................................................................	6.08	6.00
Fourth Quarter..............................................................................................................................	5.68	5.54

As of March 23, 2004, based upon information provided by our transfer agent, there were 252 record holders of Class A Common Stock and 26 record holders of Class B Common Stock, which numbers do not include stockholders who beneficially own shares held in street name by brokers.

Holders of the Common Stock are entitled to receive such dividends as may be legally declared by the Board of Directors and, in the event of dissolution and liquidation, to receive the net assets of Rock of Ages remaining after payment of all liabilities, in proportion to their respective holdings. We did not declare dividends during 2002. Rock of Ages paid its first cash dividend on March 28, 2003, and has paid dividends during each subsequent quarter in 2003 at a rate of $.01 per share per quarter. The current rate in 2004 is $.02 per quarter and we expect to pay a dividend for the first quarter of 2004. Future dividend payments will depend on our earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors.

The information under the heading "Equity Compensation Plan Information" under Item 12 of this report is incorporated herein by reference.

RECENT SALES OF UNREGISTERED SECURITIES

We made no sales of unregistered securities during fiscal 2003.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated historical financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for and as of the end of each of the years in the five-year period ended December 31, 2003 are derived from the consolidated financial statements of the Company, which financial statements have been audited by KPMG LLP, independent certified public accountants ("KPMG"). The following selected consolidated financial data should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of the Company, including the notes thereto, referred to in Item 8.

	YEAR ENDED DECEMBER 31,

	2003	2002	2001	2000	1999

	(U.S. $ IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
Net revenues:
Quarrying	$28,381	$29,540	$25,504	$22,676	$22,016
Manufacturing	20,373	19,726	22,228	27,184	37,414
Retailing	35,663	38,449	43,159	40,622	36,933

Total net revenues	84,417	87,715	90,891	90,482	96,363

Gross Profit:
Quarrying	11,178	13,132	11,461	9,916	10,014
Manufacturing	5,774	5,521	5,422	6,801	7,791
Retailing	20,388	21,314	25,461	22,389	19,579

Total gross profit	37,340	39,967	42,344	39,106	37,384
Selling, general and administrative expenses	35,182	34,538	35,503	33,164	31,241
Loss on disposal of assets	—	—	2,534	—	845
Income from operations	2,158	5,429	4,307	5,942	5,298
Interest expense	471	522	1,393	2,143	2,034
Income from continuing operations before provision for income taxes	1,687	4,907	2,914	3,799	3,264
Provision for income taxes	578	1,364	1,789	1,300	1,403
Net income from continuing operations, before cumulative effect of changes in accounting principles	$1,109	$3,543	$1,125	$2,499	$1,861
Discontinued operations, net of income tax effect	338	252	(692)	(36)	(32)
Cumulative effect of changes in accounting principles	—	(28,710)	—	—	(150)
Net income (loss)	1,447	(24,915)	433	2,463	1,679
PER SHARE DATA:
Net income (loss) per share - basic:
Income from continuing operations before cumulative effect of changes in accounting principles	$0.15	$0.45	$0.15	$0.34	$0.25
Discontinued operations	0.05	0.03	(0.09)	(0.01)	(0.01)
Cumulative effect of changes in accounting principle	—	(3.65)	—	—	(0.02)
Net income (loss) per share	0.20	(3.17)	0.06	0.33	0.22
Net income (loss) per share - diluted:
Income from continuing operations before cumulative effect of changes in accounting principles	$0.15	$0.45	$0.15	$0.33	$0.24
Discontinued operations	0.05	0.03	(0.09)	0.00	(0.01)
Cumulative effect of changes in accounting principle	—	(3.64)	—	—	(0.02)
Net income (loss) per share	0.20	(3.16)	0.06	0.33	0.21
Cash dividends paid	0.04	—	—	—	—
Weighted average number of shares outstanding	7,182	7,848	7,606	7,447	7,509
Weighted average number of shares outstanding assuming dilution	7,219	7,880	7,676	7,576	7,826

	AS OF ENDED DECEMBER 31,

	2003	2002	2001	2000	1999

BALANCE SHEET DATA:
Cash and cash equivalents	$3,227	$6,185	$3,435	$9,501	$4,877
Working capital	32,844	31,508	16,794	28,875	18,386
Total assets	102,461	125,834	153,793	135,554	130,669
Long-term debt, net of current maturities	12,794	12,832	323	18,527	12,620
Stockholders' equity	62,970	62,646	89,670	88,720	86,382

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements, including the related Notes, contained elsewhere in this document.

Overview

Rock of Ages is an integrated quarrier, manufacturer, distributor and retailer of granite and products manufactured from granite. During 2003, we had four business segments, quarrying, manufacturing, retail and cemeteries. The quarry division sells granite blocks both to the manufacturing division and to outside manufacturers, as well as to customers outside North America. The manufacturing division's principal product is granite memorials used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications. The retail division primarily sells granite memorials directly to consumers. The cemetery division sells cemetery property and funeral and cemetery products and services both at the time of need and on a preneed basis. On December 17, 2003, we sold all of our cemetery properties and assets to Saber Management, LLC for $6,750,000, thereby exiting the cemetery business. We recorded a gain of $1,139,000 in 2003 after taxes, accounted for as a sale of discontinued operations.

Our quarry division's results were negatively impacted by a decrease in saleable stone from our Pennsylvania Black quarry due to poor geological formations (i.e. cracks and other abnormalities) in the current area of the quarry. These conditions may be encountered from time to time in quarry operations. We believe yields in the Pennsylvania Black quarry should improve during 2004 as we work through the formation. Results were also negatively impacted by a sharp increase in selling, general and administrative expenses primarily caused by the increase in legal fees and expenses in connection with the Eurimex arbitration (See Item 3 - Legal Proceedings). Proceedings of this nature and magnitude have historically been rare and we do not expect these levels of expenditures to be a recurring part of our business. On the positive side, the Bethel White quarry continued to have very good production and yield as well as strong demand during 2003.

Our manufacturing division had a good year, and benefited from a slight increase in the shipments of mausoleums and other larger, estate and feature memorials, which generally have higher than average profit margins. We also benefited from strong outsourcing relationships for certain colors of granite and some lower-end products. The current climate for manufacturing is very competitive, with imported products becoming more and more common. We continue to explore outsourcing relationships with importers, and we also plan to increase the amount of capital investments in our manufacturing plants in 2004 to increase productivity, reduce costs and continue to meet demand for our products.

During 2003, we continued to focus on our strategy of building a profitable retail distribution system. 2003 was a challenging year for retail. We experienced declining revenues as well as a decline in total units sold, and higher than anticipated sales costs. We believe some of the declines may be due to a difficult economy in early 2003 and a colder than normal 2002/2003 winter season, events that are difficult to predict and control. We have been working and continue to work on increasing sales and units sold, as well as controlling sales costs by focusing on factors we can control. We are exploring and implementing a number of initiatives to increase distribution of our products, both through our owned stores as well as through independent authorized retailers and funeral homes and cemeteries. As discussed in Item 1 of this Annual Report on Form 10-K, we are also in the process of merging our retail division with our manufacturing and wholesale division to form the Memorials Division, with a unified focus on increasing our retail distribution system. We believe the changes we are implementing and will continue to implement throughout 2004 will enhance our ability to increase the revenue and profitability of our market share through an expanded distribution system.

Critical Accounting Policies

General

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles (GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Management has discussed the development, selection and disclosure of these estimates with the Audit Committee. Actual results may differ from these estimates.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Our critical accounting policies are as follows: Revenue recognition, impairment of long-lived assets, valuation of deferred income taxes, contingencies and accounting for pensions.

Revenue Recognition

The Company records revenues from quarrying, manufacturing, retailing and cemeteries.

Quarry Division

The granite we quarry is sold both to outside customers and used by our manufacturing group. Our quarry division recognizes revenue from sales of granite blocks to outside customers when the granite is shipped from the quarry. We provide a 5% discount for domestic customers if payment is made within 30 days of purchase, except in the case of December terms described below. Sales to foreign customers are typically secured by a letter of credit.

At our Barre, Vermont quarries, we allow customers to purchase granite blocks and request that we store the blocks for them. Many of our customers do not have adequate storage space at their facilities and want to ensure an adequate supply of blocks, especially when the Barre quarries are closed from mid-December through mid-March because of weather. Our quarry division recognizes revenue from blocks purchased when the customer selects and identifies the block at the quarry site and the customer requests the block be stored. At that time, the block is removed from inventory, the customer's name is printed on the block, and title and risk of ownership passes to the buyer. The customer is invoiced and normal payment terms apply, except in the case of December terms described below. Granite blocks owned by customers remain on our property for varying periods of time after title passes to the buyer. We retain a delivery obligation using our trucks. However, we consider the earnings process substantially complete because the cost of delivery service is inconsequential (less than 3%) in relation to the selling price. Further, under industry terms of trade, title passes and the payment obligation is established when the block is identified at the quarry.

Each December, we offer special December payment terms to our Barre quarries' customers. As noted above, from approximately mid-December to approximately mid-March, our Barre quarries are closed due to weather. During this time, the quarry customers' manufacturing plants remain open, and many prefer to ensure they own blocks of a size and quality selected by them prior to the quarries' closure. All blocks purchased in December are invoiced on or about December 31 and, at that time, the blocks are removed from inventory, the customer's name is printed on the blocks, and title and risk of ownership passes to the buyer. Payment terms are one-third of the invoice amount on January 15, one-third on February 15, and one-third on March 15. The program provides essentially the normal 30-day payment terms during the months when the Barre quarries are closed notwithstanding the customer purchases a three-month supply in December and makes payments over 90 days. Customers need not use these special December terms and may buy from inventory during the closure period on a first-come, first-served basis with the normal 30-day payment terms.

Manufacturing

Rock of Ages does not record a sale, nor do we record gross profit, at the time granite is transferred to the manufacturing division from our quarries. We record revenue and gross profit related to internally transferred granite only after the granite is manufactured into a finished product and sold to an outside customer. Manufacturing revenues related to outside customers are recorded when the finished product is shipped from our facilities. Manufacturing revenues related to internally transferred finished products to our owned retail outlets are recorded when ultimately sold at retail to an outside customer.

Retail

Retailing revenues are recorded when the finished monument is set in the cemetery. In certain instances, we may enter into an agreement with a customer that provides for extended payments terms, generally up to two years from either the date of setting the memorial or, in certain instances, upon the settlement of an estate.

Cemetery Division

The cemetery division's revenue from preneed sales of funeral services, and cemetery services and merchandise is deferred until the period in which the services or merchandise is delivered. On the balance sheet the full contract amount is included in prearranged deferred revenue, a liability. The corresponding receivable due from the customer is reflected in prearranged receivables, an asset, and the corresponding cash received from the customer is reflected partly in prearranged receivables (for the portion placed in trust) and partly in cash (for the portion the Company is allowed to retain). Indirect costs of marketing are expensed in the period in which they are incurred. When the service or merchandise is delivered, we recognize as revenue the full contract amount plus all trust earnings associated with that contract.

Impairment of long-lived assets

Our long-lived assets consist primarily of property and equipment and, prior to 2002, goodwill. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or change in utilization of property and equipment.

Recoverability of the undepreciated cost of property and equipment is measured by comparison of the carrying amount to estimated future undiscounted net cash flows the assets are expected to generate. Those cash flows include an estimated terminal value based on a hypothetical sale at the end of its depreciation period. Estimating these cash flows and terminal values requires management to make judgments about the growth in demand for our services, sustainability of gross margins, and our ability to integrate acquired companies and achieve economies of scale. If assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.

Effective January 1, 2002, we assessed impairment of goodwill in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 require a two-step test be performed. First, the fair value of each reporting unit will be compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded. Upon implementation of SFAS No. 142, we determined the fair value of each of the reporting units using a discounted cash flow analysis and compared such values to the respective reporting units carrying amounts. This evaluation indicated goodwill recorded in the Retail and Cemetery segments was impaired as of January 1, 2002. Accordingly, we completed the second step of the goodwill impairment test to measure the amount of the impairment loss, and recognized a $34 million non-cash charge, recorded as of January 1, 2002, as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value. Approximately $19 million of the goodwill write-down is deductible for taxes. Therefore a deferred tax asset of $5.3 million has been recorded.

There were two major factors that contributed to the goodwill impairment in the retail segment. First, we underestimated the amount of time required to fully integrate the branding strategy through the retail network. Second, we had difficulty increasing profitability in the timeframe expected and to the extent we anticipated prior to the retail acquisitions. The major factors that contributed to the goodwill impairment in the cemetery segment were lower than expected revenues and greater than expected selling and administrative costs.

In December 2003, we decided to sell the Autumn Rose quarry in Mill Creek, Oklahoma. Accordingly, it is now classified as assets held for sale in the accompanying balance sheet. We have determined the carrying value of the quarry exceeded its fair value based on discussions with interested parties. As a result, we recognized an after-tax impairment charge of approximately $480,000 in the 4th quarter of 2003, which decreased the carrying value to our best estimate of the fair value of the quarry. We will continue to actively search for a buyer for this quarry and believe our estimate of the fair value is accurate. However, if the ultimate negotiated price for the quarry is below our estimate of fair value, further impairment charges may be required and future operating results could be materially impacted.

We have entered into arrangements whereby we accepted a promissory note as partial or full payment for certain transactions, particularly the sale of an operation. Such notes have varying terms with principle and interest paid to the Company over a period of generally not more than 5 years. While most notes are secured by an interest in real property and/or assets, management must make estimates and judgments as to the collectibility of such promissory notes. Such judgments depend on many factors including current and future economic conditions, the financial condition of the debtor as well as our estimate of the net realizable value of the security interest securing the note. We believe we have accurately assessed the collectibility of these assets, however, the above factors and other factors may cause our accounting estimates concerning the collectibility of the notes to change and future operating results could be materially impacted.

Valuation of deferred income taxes

As of December 31, 2003, we had net deferred tax assets of $5,850,159. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. We have recorded a valuation allowance of $4,129,841 against the alternative minimum tax credit carry-forwards and other deferred tax assets. Based upon the projections for future taxable income over the periods for which the deferred tax assets are deductible, we believe it is more likely than not we will realize the benefit of these unreserved net deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

Contingencies

We are involved in various types of legal proceedings from time to time. Due to their nature, such legal proceedings involve inherent uncertainties and risks, including, but not limited to, court rulings, judgments, negotiations between affected parties and government action. Management, with the assistance of its outside advisors, assesses the probability of loss for such contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate.

As described in Item 3-Legal Proceedings, we are currently involved in an ICC arbitration proceeding in which Eurimex, our former distributor outside the United States, has brought claims against us alleging, among other things, breach of contract and violation of antitrust laws under the European Community Treaty. We believe the claims are without merit and we will prevail in this case. Accordingly, we have not accrued a reserve for adverse judgment. However, if the arbitral tribunal were to decide in favor of Eurimex and award substantial damages, our business and financial condition would likely be materially and adversely affected.

Accounting for pensions

We provide defined benefit pension and other postretirement benefit plans for certain of our employees. Accounting for these plans requires the use of actuarial assumptions including estimates on the expected long-term rate of return on assets and discount rates. In order to make informed assumptions, we rely on outside actuarial experts as well as public market data and general economic information. Any changes in one or more of these assumptions may materially affect certain amounts reported on our balance sheet. In particular, a decrease in the expected long-term rate of return on plan assets could result in an increase in our pension liability and a charge to equity as well as increases in pension expenses over time. See Note 9 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table sets forth certain historical statement of operations data as a percentage of net revenues with the exception of quarrying, manufacturing and retailing gross profit, which are shown as a percentage of quarrying, manufacturing and retailing revenues, respectively.

	YEAR ENDED DECEMBER 31,

	2003	2002		2001

STATEMENT OF OPERATIONS DATA:
Net Revenues:
Quarrying	33.6%	33.7%		28.1%
Manufacturing	24.1%	22.5%		24.4%
Retailing	42.3%	43.8%		47.5%

Total net revenues	100.0%	100.0%		100.0%
GROSS PROFIT:
Quarrying	39.4%	44.5%		44.9%
Manufacturing	28.3%	28.0%		24.4%
Retailing	57.2%	55.4%		59.0%

Total gross profit	44.2%	45.6%		46.6%
Selling, general & administrative expenses	41.6%	39.4%		39.1%
Loss on disposal of assets	—	—		2.8%
Income from continuing operations	2.6%	6.2%		4.7%
Interest expense	0.6%	0.6%		1.5%
Income from continuing operations before provision for income taxes	2.0%	5.6%		3.2%
Provision for income taxes	0.7%	1.6%		2.0%
Income from continuing operations before cumulative effect of changes in accounting principles	1.3%	4.0%		1.2%
Discontinued operations	0.4%	0.3%		(0.7%	)
Income before cumulative effect of changes in accounting principles	1.7%	4.3%		0.5%
Cumulative effect of changes in accounting principles	—	(32.7%	)	—
Net income (loss)	1.7%	(28.4%	)	0.5%

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

On a consolidated basis for all segments for the year ended December 30, 2003 compared to the year ended December 31, 2002; revenue was down 4%, gross profit declined 7% and total Selling, General and Administrative (SG&A) costs increased 2% for reasons discussed in detail in the segment analysis below.

Quarry Segment Analysis

Revenues in our quarry operations for the year ended December 31, 2003 were down 4% from the same period last year primarily as a result of lower shipments from our Pennsylvania Black and Barre Gray quarries. These lower shipments were partially offset by increased shipments from the Bethel White quarry. Our Pennsylvania Black quarry had decreased revenues because of low yields, which means we had lower than normal recoveries of saleable granite. This decreased the quantity of granite available for sale. We believe yields will improve in 2004 as we work through the problematic part of the geological formation. This should lead to increased revenues, as we believe demand for Pennsylvania Black remains good. From time to time, we may experience a decrease in yield at any one of our quarries due to natural variations in the geological formations of the quarry. Historically, these issues have generally been temporary in nature, and are resolved as the geological formation is worked and/or new areas of the quarry are opened. Our Barre Gray quarry revenues have declined in large part due to the increasing consumer demand for colored granites, which has displaced sales of the traditional gray granite. While Barre Gray remains one of the world's finest granites and is very desirable in many markets, we expect sales of Barre Gray will remain flat or decline as imported and other colored granites capture greater market share. Revenues from the Bethel White quarry increased as a result of very strong export customer demand as well as good quarry yields. We believe Bethel White revenues will stay strong in 2004 as demand appears to be very good and the quarry is in good condition to maximize yields.

Gross profit dollars from our quarry operations for the year ended December 31, 2003 decreased 15% and gross profit as a percentage of revenue decreased 5% to 40% from the same period last year. The primary reason for the decrease in gross profit was the decrease in revenue and higher quarrying costs resulting from low yields from our Pennsylvania Black quarry. This was partially offset by the increase in revenue from our Bethel White quarry. Gross profit was affected to a lesser degree by increased productivity and higher gross margins in the Barre Gray quarry which was offset by lower gross margins in the Salisbury Pink quarry as a result of decreased pricing required in an effort to decrease inventory and develop new markets for that stone.

SG&A costs in our quarry segment for 2003 increased 12% from 2002 primarily due to an additional $700,000 in legal expenses associated with the Eurimex arbitration discussed in Item 3 - Legal Proceedings.

Manufacturing Segment Analysis

Revenues in our Manufacturing group for the year ended December 31, 2003 increased 3% over the same period last year. This was primarily due to increased shipments of mausoleums and estate memorials, which was partially offset by a decrease in revenues from the National World War II memorial being constructed in Washington, D.C (which was completed in 2003) compared to 2002. We have received increased order receipts for mausoleums and estate memorials and expect orders for those products to continue to be strong during 2004. While we have added staff and increased our marketing efforts to increase the number of mausoleums and estate memorials sold, demand for these products has historically been cyclical and we cannot predict with certainty whether orders for mausoleums and larger estate memorials will continue to grow, level off, or decline in the long run.

Gross profit dollars from the manufacturing group increased 5% and gross profit as a percentage of revenue increased slightly for the year ended December 31, 2003 compared to the same period last year. The slight increase is consistent with the general improvement in the quality of orders in the division, including larger and more expensive memorials, mausoleums and estate memorials.

SG&A costs for the manufacturing group were up 12% over last year. Roughly half of this increase is a result of unfavorable currency exchange effects of the weakening US dollar on our Canadian manufacturing operations and the balance is from several smaller increases, including an increase in the cost of employee benefits.

Retail Segment Analysis

Revenues for our retail operations were down 7% from last year as our retail group experienced a very difficult year. We believe the reasons behind the decline are a combination of a weak economy in the first quarter of 2003, increased competition primarily from funeral homes selling memorials, and pricing policies for our retail memorials that caused us to lose sales from the lower-end segment of the market. While we have little control over the economy, we are taking measures to partner with certain funeral homes and cemeteries in selected markets where appropriate and modifying and expanding our product offerings in order to better capture sales to those customers who desire a memorial priced at the lower end of the market.

Gross profit dollars for the retail operations decreased 4% from last year as a result of decreased revenue; however gross profit as a percentage of revenue increased 2% to 57% over last year. We remain pleased with gross margins in the 55% to 58% range, but expect this may drop slightly as a result of modifying our product offerings to capture a larger share of the segment of the market buying lower-end memorials. We believe increasing the availability of lower-end memorials will add revenue and will not be a substitute for Rock of Ages personalized branded memorials and will therefore increase overall gross profit, even if gross profit as a percentage of revenue decreases somewhat.

SG&A costs in retail increased just 1% but increased 5% as a percentage of revenue primarily as a result of declining revenues and a certain portion of our SG&A costs being fixed in the short term. We expect SG&A costs will decrease as a result of some cost cutting measures implemented late in 2003 and expect SG&A costs as a percentage of revenue to decrease as a result of the combination of reduced costs and an expected increase in revenue in 2004.

As a result of the sale of our cemetery division in December 2003, our cemetery operations are not shown as a separate segment but as discontinued operations in accordance with GAAP for all years presented. Further details concerning this are explained below.

Consolidated Items

Unallocated corporate overhead decreased 11% from last year primarily as a result of a one-time severance payment of $750,000 in 2002.

As a result of classifying the cemeteries as discontinued operations, a portion of interest expense associated with the debt that was repaid using the proceeds from the sale of our cemetery business was reclassified into discontinued operations in all years presented. Interest expense decreased slightly from the combined effect of slightly lower borrowings and decreased interest rates in 2003 compared to 2002.

Income tax expense as a percentage of pre-tax income increased to 34% for 2003 from 28% in 2002 primarily as a result of a greater portion of our consolidated pre-tax income coming from our Canadian operations, which are taxed at a higher rate. In 2004, we expect our tax rate will return to historical levels in the 26% to 30% range provided our pre-tax profits in the U.S. also return to historical levels.

Income from discontinued operations, net of taxes was $338,000 in 2003 broken down as follows: We had a gain on the sale of the cemetery operations of $1,138,000. This gain was offset by the loss from operations of the cemeteries in 2003 of $244,000, an impairment charge of $488,000 for the discontinued Autumn Rose quarry, and the loss from the operations of the Autumn Rose Quarry of $68,000. In 2002, income from discontinued operations net of taxes was $252,000 consisting primarily of the profit from cemetery operations. The Autumn Rose quarry has been an immaterial contributor to our quarry operations over the last several years and we determined it would be best to sell the quarry so we can focus on other operations. The fair value of the quarry, and the associated impairment charge, is management's best estimate based on discussions with prospective buyers of the quarry. While we believe our estimate of fair value is reasonable, we may need to take additional impairment charges if we are unable to negotiate a sale that is consistent with our estimate of the quarry's value. See additional discussion in "Critical Accounting Policies, Impairment of Long Lived Assets."

Year Ended December 31, 2002 Compared To Year Ended December 31, 2001

On a consolidated basis for all segments for the year ended December 31, 2002 compared to the year ended December 31, 2001; revenue was down 3%, gross profit declined 6% and total SG&A costs decreased 3% for reasons discussed in detail in the segment analysis below.

Quarry Segment Analysis

Revenues for the quarry division increased 16% for the year ended December 31, 2002 compared to the same period in 2001. Strong demand for our Bethel White, Gardenia White and Salisbury Pink quarries, as well as increased revenues from our Pennsylvania Black quarry due to good yields, were the major factors for the revenue increase.

Quarrying gross profit dollars increased 15% for the year ended December 31, 2002 compared to the same period in 2001. During 2002, we elected to change the method of valuing inventory in the quarry division from the First-In, First-Out method to a Specific Annual Average Cost method. The effect of the change in 2002 was to decrease operating income by $789,447. We believe the Specific Annual Average Cost method more accurately matches costs with revenue, resulting in an enhanced measurement of operating results. (See note 3 to the Consolidated Financial Statements.) The increase in gross profit dollars was attributable to an increase in revenue and an increase in yields at the Bethel White, Pennsylvania Black, and Gardenia White quarries. The slight decrease in gross margin as a percentage of revenue was a result of decreased quarry yields and higher repair and maintenance costs in the Barre Gray quarry, which was almost entirely offset by an increase in gross margin percentage at the Pennsylvania Black and Gardenia White quarries.

Quarry SG&A costs increased 14% for the year ended December 31, 2002 largely as a result of increased legal expenses for the Eurimex litigation compared to the same period in 2001.

Manufacturing Segment Analysis

Manufacturing revenues decreased 11% for the year ended December 31, 2002 compared to the same period in 2001. The decrease was primarily a result of the sale of the Childs & Childs manufacturing facility in Elberton, Georgia ("Childs") in 2001 and a decrease in sales in industrial products as a result of decreased demand for those products due to a general economic slowdown. These decreases were partially offset by revenue recognized on the National World War II memorial.

Manufacturing gross profit dollars increased 2% and gross margin as a percentage of manufacturing revenue increased 4% to 28% for the year ended December 31, 2002 compared to the same period in 2001. The increase in gross margin percentage was a result of improved operations in our Barre manufacturing facility as well as a more favorable product mix, including more branded memorials in this facility compared to the same period in 2001. The sale of the Lawson facility, which was completed in January 2002, also had a positive effect on gross margins due to the elimination of traditionally low margin customers and a strong focus on our core authorized dealer network resulting in increased branded sales, which have historically had higher gross margins than unbranded sales. In connection with the Lawson sale, we entered into a seven-year contract to purchase memorials from the new owner. Although there are many alternative suppliers of granite memorials, we are dependent on this arrangement to provide product to our customers and believe it will continue to be a favorable arrangement.

Manufacturing SG&A costs decreased 30% for the year ended December 31, 2002 compared to the same period in 2001. The decrease was primarily the result of the sale of the Lawson manufacturing facility as well as the elimination of the SG&A costs associated with the Childs plant in Elberton, GA.

Retail Segment Analysis

Retailing revenues were 11% lower in 2002 compared to 2001. During the preceding 3-year period, order receipts averaged approximately $39 million per year. In 2001, we decreased our backlog of orders by approximately $3.0 million resulting in revenues in excess of the average annual order receipts. The decrease in revenue in 2002 was a result of insufficient order receipts from our retail outlets that would have been required to maintain the prior year's level due in part to the closure of certain unprofitable stores in the latter part of 2001 and in 2002.

Retailing gross profit dollars for the year ended December 31, 2002 declined 16% and gross profit as a percentage of revenues decreased 4% to 55% compared to the year ended December 31, 2001. The decrease in dollars and percentage was attributable to the lower revenues in 2002 and an associated decrease in operational efficiencies.

SG&A costs in the retail segment decreased 7% for the year ended December 31, 2002 compared to the same period in 2001 primarily as a result of lower commission payments to sales persons as a result of lower revenues.

Consolidated Items

Interest expense for the year ended December 31, 2002 decreased to $522,000 from $1.4 million for the year ended December 31, 2001. This decrease was due to lower interest rates under our credit facilities as well as a reduction in debt funded by cash from operations and from the proceeds of the sale of Southern Mausoleums, Inc. ("SMI"), Childs, the Royalty Quarries ("Royalty") and Lawson.

Income taxes as a percentage of earnings before taxes decreased to 27.8% in 2002 from 61.4% in 2001. The high rate in 2001 was the result of the disposition of the quarrying and manufacturing assets for which the write down of goodwill was non-deductible for tax purposes. The 2002 tax rate is consistent with the Company's historical rate.

Income (loss) from discontinued operations for the year ended December 31, 2002 of $252,000, net of taxes, was primarily from cemetery operations (which were reclassified as discontinued operations in 2003), compared to a loss of $692,000 net of taxes for 2001. A significant portion of the increase in 2002 was the result of the completion of a large project that had been presold.

The cumulative effect in prior years of changes in accounting principles for the year ended December 31, 2002 was a loss of $28.7 million compared to $0 for 2001. The loss consisted primarily of a write-down of $28.4 million in goodwill (net of deferred tax benefit of $5.3 million) as a result of adopting SFAS 142 as well as a change in accounting method for quarry inventory, which resulted in a $280,000 write-down of inventory (net of tax benefit of $107,000). (See notes 2 and 3 to the Consolidated Financial Statements for additional information.)

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We consider our liquidity to be adequate to meet our long and short-term cash requirements to fund operations and pursue our growth strategy. Historically, we have met these requirements primarily from cash generated by operating activities and periodic borrowings under the commercial credit facilities described below. We anticipate there may be future acquisitions, as we pursue our growth strategy that may require additional financing compared to our existing credit facility.

In January 2003, we repurchased 500,500 shares of our common stock for a total of $2,602,600 as part of our share buy back program. Upon completion of this transaction, we have repurchased a total of 676,200 shares for $3,359,269 under the share buy back program. There remains 323,800 shares authorized to be purchased under the current repurchase program. We will continue to repurchase shares on an opportunistic basis determined by, among other things, current debt levels, anticipated uses of capital, the price of the stock and the general market conditions.

In 2003, the funded status of our defined benefit pension plan improved by approximately $1.2 million primarily as a result of payments to fund the plan of $1.0 million in 2003. We also made payments of $1.4 million in 2002. We have historically contributed between $800,000 and $1.0 million per year and expect to make annual contributions in this range, which, we believe, we will be able to fund either from cash from operations or borrowing under our credit facilities. As a result of the accumulated benefit obligations of our defined benefit plan exceeding the fair market value of the plan's assets, we recorded a $3.1 million minimum liability during 2002, through a charge to equity of $1.6 million, net of taxes of $679,000. This charge is reflected in other comprehensive income (loss).

Cash Flow

At December 31, 2003, we had cash and cash equivalents of approximately $3.2 million and working capital of approximately $32.8 million, compared to approximately $6.2 million and $31.5 million, respectively, at December 31, 2002.

Cash from Operations. Cash flows from operating activities were $4.9 million in 2003 compared to $6.9 million in 2002. The primary reason for the change is the lower earnings in 2003, (excluding the effects of the write-down of goodwill in 2002) coupled with the non-cash adjustments primarily associated with the sale of the cemeteries, and other working capital changes, which had the effect of decreasing cash from operations.

Cash flows from operating activities were $6.9 million in 2002 compared to $11.6 million in 2001. The primary differences were decreases in working capital in 2001 resulting from the sale of SMI, Childs, the Royalty Quarries ("Royalty") and Lawson, as well as an increase in accrued expenses associated with the purchase of the cemeteries, both of which had the effect of increasing cash from operations in 2001. (See note 16 to Consolidated Financial Statements.)

Cash from Investing Activities. Cash flows used in investing activities were $6.2 million in 2003 compared to $1.8 million in 2002. In 2003, we had higher than normal levels of capital expenditures, especially in our retail segment, as we made improvements to store facilities and constructed new facilities in order to support and enhance the brand image of our company. These expenditures were slightly offset by the $1.5 million in cash received, as of December 31, 2003, toward the total $6.75 million due from Saber Management LLC from the sale of the cemeteries. In 2002, our capital expenditures were at a lower level and were partially offset by the proceeds from the sale of the Lawson facility. Cash used in investing activities comes from either borrowings under our credit facilities or from operations.

Cash flows used in investing activities were $1.8 million in 2002 compared to $7.6 million in 2001. The higher uses in 2001 were primarily the result of the purchase of the cemetery operations.

Cash from Financing Activities. Financing activities used $2.6 million in cash in 2003 primarily as a result of the repurchase of 500,500 shares of the Company's common stock, compared to $2.4 million used in 2002 primarily as a result of principal payments on long-term debt. In 2001, $9.6 million in cash was used in financing activities for repayments of the lines of credit and the long-term debt.

Capital Resources

CIT Credit Facility

We have a credit facility with the CIT Group/Business Credit ("CIT") that expires in October 2007. The facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable, inventory and certain fixed assets. As of December 31, 2003, we had $12.5 million outstanding and $17.5 million available under the term loan line of credit and $4.8 million outstanding and $15.2 million available under the revolving credit facility. On January 2, 2004, we received payment under a promissory note from Saber in connection with the sale of the Cemetery operations, which closed on December 16, 2003. Following the payment of that note on January 2, 2004, we had $0 outstanding on the revolving credit facility and $12.5 million outstanding on the term loan line of credit. Our loan agreement with CIT places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, repurchase stock, and make investments or guarantees. The agreement also contains certain covenants for a minimum Operating Cash Flow to Debt Service Ratio and a limit on the Total Liabilities to Net Worth Ratio of the Company as described below.

Debt Service Coverage Ratio. The facility requires the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA) less taxes and capital expenditures to the sum of interest and scheduled debt repayments be at least 1.25 for any trailing twelve-month period at the end of a quarter. As of December 31, 2003, this ratio was a negative 2.31 as a result of significant legal expenses in the Eurimex litigation and decreased earnings in our retail operations which lowered EBITDA, as well as much higher than normal capital expenditures in 2003. We have received a waiver of this covenant until September 30, 2004 when we believe we will be in compliance with the Debt Service Coverage Ratio. The waiver requires we meet a minimum interim EBITDA target for the three-month period ended December 31, 2003 of $3.1 million, for the six-month period ending March 31, 2004 of negative $2.0 million, and for the nine-month period ending June 30, 2004 of $2.3 million. As of December 31, 2003, we were in compliance with the amended covenants as our EBITDA for the three-month period ended December 31, 2003 was $6.6 million, which exceeded by $3.5 million our minimum requirement of $3.1 million as outlined in the table below. Finally, the waiver requires our Capital Expenditures for the twelve-month period ending December 31, 2004 not exceed $4.5 million, which historically is a typical level of our annual capital expenditures.

EBITDA consists of: (in thousands)	Three Months Ended December 31, 2003

Net income	$4,064
Interest	214
Income taxes	1,536
Depreciation and amortization	821

EBITDA	6,635

Total Liabilities to Net Worth Ratio. The facility also requires the ratio of the Company's total liabilities to net worth not exceed 2.0. As of December 31, 2003, the Company was in compliance with this covenant as our total liabilities to net worth ratio was 0.63.

Interest Rates. We have a multi-tiered interest rate structure on our outstanding debt with CIT. As a result of the covenant violation described above in the Debt Service Coverage Ratio paragraph, we paid an additional 0.25% on both the Revolving Credit Facility and the Term Loan for the three-month period ended December 31, 2003. Those rates were 2.92% for the Revolving Credit Facility for the LIBOR election and 4.0% for the Prime rate election, and 3.16% for the Term Loan as of December 31, 2003.

The rates in effect as of December 31, 2003 (which include the additional 0.25% mentioned above) were as follows:

	Amount Outstanding	Formula	Effective Rate

Revolving Credit Facility	$1.8 million	Prime - 0.25%	4.00%
Revolving Credit Facility	3.0 million	LIBOR + 1.75%	2.92%

Term Loans	12.5 million	LIBOR + 2.00%	3.16%

We can elect the interest rate structure under the credit facility based on the prime rate or LIBOR for both the revolving credit facility and the term loan. As a result of the waiver noted above, the incremental rate above or below prime and above LIBOR is based on our Funded Debt to Net Worth Ratio and the Company is currently at the most favorable increments available since we substantially exceeded the interim EBITDA minimum for the quarter ended December 31, 2003. The following table shows the LIBOR or Prime rate elections:

	LIBOR Election	Prime Election

Revolving Credit Facility	LIBOR + 1.50%	Prime - 0.50%

Term Loans	LIBOR + 1.75%	Prime - 0.25%

Canadian Credit Facility

As of December 31, 2003, we also had $4.0 million CDN available and $0 outstanding under a demand revolving line of credit with the Royal Bank of Canada.

Contractual Obligations

		Payments Due By Period

Contractual Cash Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt (1)	$12,831,473	$37,899	$31,957	$12,522,022	$239,595
Operating Leases (2)	2,501,736	797,637	1,124,640	554,259	25,200
Purchase Obligations (3)	11,250,000	2,250,000	4,500,000	4,500,000	—

Total Obligations	$26,583,209	$3,085,536	$5,656,597	$17,576,281	$264,795

(1)

Long-Term Debt consists of various notes payable (see note 6 of the Consolidated Financial Statements) for general business use and strategic acquisitions, which will be funded from a combination of cash flow from operations and our existing credit facilities.

(2)

Operating Leases are principally for real estate (see note 4 of the Consolidated Financial Statements) and will be funded from a combination of cash flow from operations and our existing credit facilities.

(3)

The purchase obligation is a supply agreement with Adams Granite Co. The Company has agreed to purchase a minimum of $2,250,000 (+/- 10%) of monuments from Adams Granite each year for a term of seven years with various stipulations as to variations from the "minimum order" and pricing agreements (see note 4 of the Consolidated Financial Statements), and will be funded from a combination of cash flow from operations and our existing credit facilities. The agreement was entered into on January 11, 2002 and the remaining term is five years.

Capital Expenditures

Our primary need for capital will be to maintain and improve our manufacturing, quarrying, and retail facilities and to finance acquisitions as part of our growth strategy. We have approximately $4.5 million budgeted for capital expenditures in 2004. We believe the combination of cash flow from operations and our credit facility will be sufficient to fund our operations for at least the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133. The adoption of SFAS No. 149 did not have a material impact on our financial position or results of operations.

In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003. SFAS No.150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS No. 150 did not have a material impact on our financial position or results of operations.

In December 2003, the FASB revised Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106." The revised SFAS No. 132 requires additional disclosures to those in the original statement about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Our Company has adopted the disclosure requirements of SFAS No. 132 (revised 2003) related to pensions and other postretirement benefits. (See note 9 to the Consolidated Financial Statements.)

In November 2002, the FASB issued FASB Interpretation No. 45,"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on our financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies situations in which entities shall be subject to consolidation. FIN 46 is effective for all variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. On October 9, 2003, the FASB issued Position No. FIN46-6, which delayed the effective date of consolidation provisions of FIN 46 for variable interest entities created before February 1, 2003 if the reporting entity had not yet issued financial statements reporting the variable interest entities in accordance with the consolidation provisions of FIN 46. The new effective date is for reporting periods ending after December 15, 2003. We have determined that we have no variable interest entities and do not believe that the adoption of FIN 46 will have a material impact on our financial statements.

SEASONALITY

Historically, our operations have experienced certain seasonal patterns. Generally our net sales have been highest in the second or third quarter and lowest in the first quarter of each year due primarily to weather. Cemeteries in northern areas generally do not accept granite memorials during winter months when the ground is frozen because they cannot be properly set. In addition, we typically close certain of our Vermont and Canadian quarries during these months because of increased operating costs attributable to adverse weather conditions. As a result, we have historically incurred a net loss during the first three months of each calendar year.

Risk Factors That May Affect Future Results

The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or which are currently deemed immaterial may also impair our business, financial condition and results of operations. If any of these risks actually occur, our business, financial condition and results of operations could be materially adversely affected.

Our continued growth depends, at least in part, on our ability to form relationships with funeral directors, cemeteries and other death care providers.

Our ability to continue to grow our retail business depends in part on our ability to develop referral relationships with funeral homes, cemeteries and other death care professionals. We cannot assure you we will be able to successfully form these relationships in all of the areas in which we have retail businesses. In certain areas, we may be unable to form such relationships where our stores are in direct competition with funeral homes and cemeteries that sell granite memorials.

Our continued growth depends, at least in part, on acquisitions, which involve numerous risks that could negatively affect our earnings and financial condition.

Our ability to continue to grow depends in part upon the acquisition of additional companies. We cannot assure you we will identify suitable acquisition candidates, or we will be able to consummate transactions on acceptable terms. Further, even if we successfully acquire additional companies, we cannot assure you we will be able to successfully integrate the operations of such companies with our own. We intend to finance acquisitions through a combination of available cash resources, bank borrowings, and, in appropriate circumstances, the issuance of equity and/or debt securities. Acquiring additional companies will have a significant effect on our financial position, and could cause substantial fluctuations in our quarterly and yearly operating results. Also, acquisitions may result in the recording of significant goodwill and intangible assets on the Company's financial statements, the write-off of which would reduce reported earnings at the point in time the goodwill is deemed impaired. With respect to retail acquisitions, and as a result of our definition of reporting units under SFAS 142, goodwill impairment could be incurred at the closing of the acquisition.

Litigation or similar proceedings could result in substantial expense and distraction and seriously harm our business.

As described in Item 3 of this report, we are involved in an arbitration proceeding with Eurimex involving claims made by Eurimex related to our termination of the distribution agreement for our Salisbury Pink granite and to the distribution agreement for our Bethel White granite, which expired by its terms in 1998. In connection with this matter, Eurimex has claimed damages of $25.3 million, plus interest, "moral" damages, attorney's fees and costs. We have reserved amounts which we believe to be adequate for anticipated legal fees for the review of the decision in this matter when received and the pursuit of counterclaims, but this reserve does not contain any provision of any kind for an adverse judgment or an appeal thereof because it is our opinion that we will prevail in this action. If the arbitral panel were to decide in favor of Eurimex, and award substantial damages, we will not have any reserve to cover these damages and our business would most likely be seriously harmed. We may in the future be the target of other litigations or claims, which could result in substantial costs and divert management's attention and resources.

Opening new stores is a component of our growth strategy and entails uncertainties and risks that could adversely affect our profitability.

Our ability to continue to grow our retail business will depend in part upon our ability to open new retail stores in selected locations. Our success in opening new retail stores will depend on our ability to identify suitable locations for opening new retail stores on acceptable terms, our ability to attract and retain competent management and sales personnel, and our ability to form strategic alliances and relationships with local funeral homes, cemeteries and other death care professionals, and our ability to attract customers to our new stores. It is unlikely new retail stores we open will generate significant profits in the early stages, and many new stores will lose money for the first few years of operation. Accordingly, opening new retail stores may adversely affect our business or profitability.

If we are unable to maintain our relationships with independent retailers, our sales may not continue to grow and could decline.

We have historically sold our granite memorials to consumers through independent retailers. Over the past five years, we have acquired 26 retailers with multiple retail outlets in 15 states. However, we are still dependent in part on our independent retailers for the successful distribution of our products to the ultimate customer. We have no control over the independent retailers' operations, including such matters as retail price, advertising and marketing. Three important components of our growth strategy are to continue to acquire retailers, open new retail stores in selected markets and pursue strategic alliances with funeral homes, cemetery owners, and other death care professionals. Although we have taken steps to reduce conflicts between our owned retail stores and our independent retailers, the implementation of these elements of our strategy has in the past been, and may in the future be, construed by some of our existing independent retailers as an effort to compete with them. In certain cases, this has adversely affected their relationship with us and caused them to decrease or cease their purchases of our products. These issues may continue to arise as we pursue our growth strategy. In addition, significant barriers to entry created by local heritage, community presence and tradition characterize the granite memorial retail industry. Consequently, we have experienced and may continue to experience difficulty replacing retailers or entering particular retail markets in the event of a loss of an independent retailer. We cannot assure you we will be able to maintain our existing relationships or establish new relationships with independent retailers. Disruption in our relationships with independent retailers could impede our sales growth or cause sales to decline, which would adversely affect our business and financial results.

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

The dimension stone industry is highly competitive. We compete with other dimension stone quarriers, including quarriers of granite, marble, limestone, travertine and other natural stones. We also compete with manufacturers of so-called "engineered stone" as well as manufacturers of other building materials like concrete, aluminum, glass, wood and other materials. We compete with providers of these materials on the basis of price, availability of supply, end-user preference for certain colors, patterns or textures, and other factors.

The granite memorial industry is also highly competitive. We compete with other granite quarriers and manufacturers in the sale of granite blocks for memorial use on the basis of price, color, quality, geographic proximity, service, design availability, production capability, availability of supply and delivery options. All of our colors of granite are subject to competition from memorial grade granite blocks of similar color supplied by quarriers located throughout the world. There are approximately 140 manufacturers of granite memorials in North America. There are also manufacturers of granite memorials in India, South Africa, China and Portugal that sell finished memorials in North America.

Our quarrying and manufacturing competitors include both domestic and international companies, some of which may have greater financial, technical, manufacturing, marketing and other resources. Foreign competitors may have access to lower cost labor and better commercial deposits of memorial grade granite, and may be subject to less restrictive regulatory requirements. For example, companies in South Africa, India, China and Portugal also manufacture and export finished granite memorials into North America which compete with our products.

The competition for retail sales of granite memorials faced by our retail outlets is also intense and is based on price, quality, service, design availability and breadth of product line. Competitors include funeral home and cemetery owners, including consolidators, which have greater financial resources than we do, as well as approximately 3,000 independent retailers of granite memorials located outside of cemeteries and funeral homes.

We cannot assure you domestic or foreign competition will not adversely impact our business.

The increasing trend toward cremation, and potential declines in memorialization for other reasons, may result in decreased sales of our products.

There is an increasing trend toward cremation in the United States. According to the Cremation Association of North America, or CANA, cremation was used in approximately 27% of the deaths in the United States in 2001, compared to approximately 17% in 1990, and CANA expects this rate to rise to approximately 36% by 2010. While we continue to believe that many families will choose to permanently memorialize their loved-ones, regardless of whether they choose cremation over a traditional burial, to the extent increases in cremation rates result in decreases in memorialization rates, this decrease will result in a decline in our memorial sales, which will adversely affect our business and results of operations.

Our business is also subject to the risk memorialization rates may decline over time for other reasons. Certain cemeteries have in the past and may in the future limit the use of granite memorials as a memorialization option. To the extent general memorialization rates or the willingness of cemeteries to accept granite memorials declines, this decline could adversely affect our business.

Sales of our products are seasonal and may cause our quarterly operating results to fluctuate.

Historically, our operations have experienced certain seasonal patterns. Generally, our net sales are highest in the second or third quarter and lowest in the first quarter of each year due primarily to weather. Cemeteries in northern regions generally do not accept granite memorials during winter months when the ground is frozen because they cannot be properly set. We typically close certain of our Vermont and Canadian quarries during these months because of increased operating costs attributable to weather conditions. We have historically incurred an aggregate net loss during the first three months of each calendar year. Our operating results may vary materially from quarter to quarter due to, among other things, acquisitions, changes in product mix and limitations on the timing of price increases, making quarterly year-to-year comparisons less meaningful.

Our competitive position could be harmed if we are unable to protect our intellectual property rights.

We believe our tradenames, trademarks, brands, designs and other intellectual property are of great value, and we rely on trademark, copyright and other proprietary rights laws to protect our rights to this valuable intellectual property. Third parties may in the future try to challenge our ownership of our intellectual property. In addition, our business is subject to the risk of third parties counterfeiting our products or infringing on our intellectual property rights. We may need to resort to litigation in the future to protect our intellectual property rights, which could result in substantial costs and diversion of resources. Our failure to protect our intellectual property rights, most notably the Rock of Ages trademark, could have a material adverse effect on our business and competitive position.

Our business is subject to a number of operating risks that are difficult to predict and manage.

 Our quarry and manufacturing operations are subject to numerous risks and hazards inherent in those industries, including among others, unanticipated surface or underground conditions, varying saleable granite recovery rates due to natural cracks and other imperfections in granite quarries, equipment failures, accidents and worker injuries, labor issues, weather conditions and events, unanticipated transportation costs and price fluctuations. As a result, actual costs and expenditures, production quantities and delivery dates, as well as revenues, may differ materially from those anticipated, which could adversely affect our operating results.

Our international operations may expose us to a number of risks related to conducting business in foreign countries.

We derived approximately 28% of our revenues in fiscal 2003 from sales to customers outside the United States, with approximately 8% of revenues in fiscal 2003 from sales in Canada by the Company's Canadian subsidiary. Foreign sales are subject to numerous risks, including currency conversion risks, limitations (including taxes) on the reparation of earnings, slower and more difficult accounts receivable collection and greater complication and expense in complying with foreign laws.

Sales of our ancillary products are cyclical, which may adversely affect our operating results.

The markets for our industrial precision products, which include machine base and surface plates that are utilized in the automotive, aeronautic, computer, machine tool, optical, precision grinding and inspection industries, and granite press rolls used in the manufacture of paper, are subject to substantial cyclical variations. Sales of these products are subject to decline as a result of general economic downturns, or as a result of uncertainties regarding current and future economic conditions that generally affect such industries. We cannot assure you changes in the industries to which we sell our precision products will not adversely affect our operating results.

Existing stockholders are able to exercise significant control over us.

Kurt M. Swenson and his brother, Kevin C. Swenson, collectively have 64% of the total voting power of all outstanding shares of our common stock, and will therefore be in a position to control the outcome of most corporate actions requiring stockholder approval, including the election of directors and the approval of transactions involving a change in control of the Company.

We may incur substantial costs to comply with government regulations.

Our quarry and manufacturing operations are subject to substantial regulation by federal and state governmental statutes and agencies, including the federal Occupational Safety and Health Act, the Mine Safety and Health Administration and similar state and Canadian authorities. Our operations are also subject to extensive laws and regulations administered by the United States Environmental Protection Agency and similar state and Canadian authorities, for the protection of the environment, including but not limited to those relating to air and water quality, and solid and hazardous waste handling and disposal. These laws and regulations may require parties to fund remedial action or to pay damages regardless of fault. Environmental laws and regulations may also impose liability with respect to divested or terminated operations even if the operations were divested or terminated many years ago. In addition, current and future environmental or occupational health and safety laws, regulations or regulatory interpretations may require significant expenditures for compliance, which could require us to modify or curtail our operations. We cannot predict the effect of such laws, regulations or regulatory interpretations on our business, financial condition or results of operations. While we expect to be able to continue to comply with existing environmental and occupational health and safety laws and regulations, any material non-compliance could adversely affect our business and results of operations.

No-Call Legislation may adversely affect our retail marketing efforts.

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
  provide the stockholders may remove directors from office only for cause and by a supermajority vote;
  provide special meetings of the stockholders may be called only by the Board of Directors or certain Company officers and not by stockholders;
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

Certain of these provisions may have the effect of discouraging, delaying or preventing a change in control or unsolicited acquisition proposals a stockholder may consider favorable. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit or delay large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Rock of Ages has financial instruments that are subject to interest rate risk, principally debt obligations under its credit facilities. Historically, we have not experienced material gains or losses due to interest rate changes. Based on our current variable rate debt obligations, we believe our exposure to interest rate risk is not material.

We are subject to foreign currency exchange rate risk primarily from the operations of our Canadian subsidiary. Based on the size of this subsidiary and our corresponding exposure to changes in the Canadian/U.S. dollar exchange rate, we do not consider our market exposure relating to currency exchange to be material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The information required for this item is included in this Annual Report on Form 10-K on Pages i through xxxvii, inclusive, and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, that as of the end of such period, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the fiscal year ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

Certain information concerning directors and executive officers of the Company is set forth below.

Unless otherwise indicated, none of the companies or organizations referred to below is a parent, subsidiary or affiliate of the Company.

NAMES OF DIRECTORS AND EXECUTIVE OFFICERS (1)	AGE	POSITIONS WITH THE COMPANY

Robert Campo	44	Vice President/Quarry Sales
James L. Fox	52	Director
Peter A. Friberg	53	Senior Vice President/Northeast Region
Douglas S. Goldsmith	34	Chief Financial Officer/Vice President of Finance and Administration, Treasurer
Jon M. Gregory	54	President and Chief Operating Officer/Quarries Division
Richard C. Kimball	63	Director, Chief Strategic and Marketing Officer
Donald Labonte	42	President and Chief Operating Officer/Manufacturing Division
Dennis I. Merchant	53	Vice President/Retail Operations
Douglas M. Schair	59	Director
Terry Shipp	46	Senior Vice President/Ohio Valley and Central Region
Kurt M. Swenson	59	President, Chief Executive Officer and Chairman of the Board of Directors
Michael B. Tule	42	Vice President, General Counsel and Secretary
Charles M. Waite	71	Director
Frederick E. Webster Jr.	66	Director

(1)	Each executive officer serves for a term of one year (and until his successor is chosen and qualified) at the discretion of the Board of Directors.

Robert Campo has been Vice President/Quarry Sales and Marketing since February 2003. From 1993 to 2003, he was Director of Quarry Sales and Marketing. From 1986 to 1993, Mr. Campo was District Sales Manager for the Memorials Division. From 1979 to 1986, Mr. Campo worked as a Civil Engineer Tech for the Company.

James L. Fox has been a director of the Company since October 1997. He has been Executive Vice President and Chief Financial Officer of The Bisys Group, a provider of business process outsourcing services to the financial services industry, since September 2003. He was President of Fund Services of The Bisys Group from April 2003 to September 2003. From July 2001 to April 2003, he was President and Chief Executive Officer of govOne Solutions, L.P., an electronic government paying service. From June 2000 to July 2001, he was Vice President-Corporate Development and Chief Financial Officer of Gomez, Inc., a research and consulting firm specializing in Internet quality measurement. Prior to joining Gomez, Mr. Fox had been Vice Chairman of PFPC, Inc., a division of the PNC Financial Services Group, Inc. from December 1999 to June 2000. Before joining PFPC, Inc., Mr. Fox had a twelve year career with the Investor Services Group of First Data Corporation, a provider of processing and mutual fund and retirement services for mutual fund complexes, banks, insurance companies and investment advisory firms, including President and Chief Executive Officer (1999) and Chief Operating Officer (1997-1999).  Mr. Fox's current term as a director of the Company will expire at the 2004 annual shareholder's meeting.

Peter A. Friberg has been Senior Vice President/Northeast Region since March 2004. He was Senior Vice President/Corporate Development from February 2003 to March 2004. From June 2001 to January 2003, he was Senior Vice President/Wholesale Sales and Development. From 1998 to May 2001, Mr. Friberg was Senior Vice President/Retail Acquisitions.  From 1975 to 1995, Mr. Friberg owned and managed the Anderson-Friberg Company, a family wholesale memorial manufacturing company, in Barre, Vermont, serving as President from 1991 to 1995. From 1991 to 1993, Mr. Friberg was President of the Barre Granite Association.

Douglas S. Goldsmith has been Chief Financial Officer and Vice President of Finance and Administration and Treasurer since September 2001. From 1997 until September 2001, Mr. Goldsmith served as the Chief Information Officer of the Company. From 1991 to 1997, he held various positions in the engineering department, and was responsible for the integration of the Company's information systems for the manufacturing operations in the U.S. and Canada.

Jon M. Gregory has been President and Chief Operating Officer/Quarries Division of the Company since 1993. Mr. Gregory was a director of the Company from October 1998 to June 2003. Between 1975 and 1993, Mr. Gregory served in various positions, including Senior Vice President-Memorials Division, Manager of Manufacturing and line production supervisor.

Richard C. Kimball has been Chief Strategic and Marketing Officer since January 2001. From 1993 to January 2001, he was Vice Chairman and Chief Operating Officer/Memorials Division of the Company. He has been a director of the Company since 1986. Prior to joining the Company, Mr. Kimball served as a director, principal and President of The Bigelow Company, Inc., a strategic planning and investment banking firm from 1972 until 1993. Mr. Kimball's current term as a director will expire in 2006.

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

Douglas M. Schair has been a director of the Company since June 2001. He has been a principal of Insurance Investment Associates since 1975. From 1988 to 1998, Mr. Schair was Vice Chairman and Chief Investment Officer of Life Re Corporation. Mr. Schair is Vice Chairman of the Board of SatelLife, a nonprofit humanitarian organization dedicated to serving the health communication and information needs in the developing world. He is a trustee of Colby College in Waterville, Maine. Mr. Schair's current term as a director will expire at the 2004 annual shareholder's meeting.

Terry Shipp has been Senior Vice President/Ohio Valley and Central Region since March 2004. He was President and Chief Operating Officer/Retail Division from August 2002 to March 2004. From January 2001 to July 2002, he was Vice President/Retail Sales and Marketing. From 1997 to December 2000, he was the Sales Manager of Keith Monument Company, LLC, a wholly owned subsidiary of the Company.

Kurt M. Swenson has been President, Chief Executive Officer and Chairman of the Board of Directors of the Company since 1984. Prior to the Company's IPO in 1997, Mr. Swenson had been the Chief Executive Officer and a director of Swenson Granite Company, Inc. since 1974. Mr. Swenson currently serves as non-officer Chairman of the Board of Swenson Granite Company, LLC, a Delaware limited liability company engaged in the granite curb and landscaping business. Swenson Granite Company, LLC may be deemed an affiliate of the Company. He is also a director of the American Monument Association, the National Building Granite Quarries Association and Group Polycor International and Polycor, Inc. Mr. Swenson's current term as a director will expire in 2006.

Michael B. Tule has been Vice President/General Counsel and Secretary of the Company since April 2000. From March 1996 to April 2000, he was Vice President, General Counsel and Secretary of WPI Group, Inc., a provider of diagnostic tools for commercial vehicles. Prior to 1996, Mr. Tule was a partner at the Manchester, New Hampshire law firm of McLane, Graf, Raulerson & Middleton.

Charles M. Waite has been a director of the Company since 1985. Since 1989, Mr. Waite has been managing partner of Chowning Partners, a financial consulting firm that provides consulting services to New England companies. Mr. Waite's current term as a director will expire at the 2004 annual shareholder's meeting.

Frederick E. Webster Jr., Ph.D. has been a director of the Company since October 1997. He was a Professor of Management at the Amos Tuck School of Business Administration of Dartmouth College from 1965 until 2002, and is now a Professor Emeritus. He is also a management consultant and lecturer. He is also a director of Image Max, Samuel Cabot, Inc. and Diamond Phoenix Corp.  Mr. Webster's current term as a director will expire in 2005.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires directors, certain officers and beneficial owners of more than 10% of our Common Stock file reports of initial beneficial ownership and changes in beneficial ownership of our Common Stock with the Securities and Exchange Commission. Based solely upon a review of reports filed pursuant to Section 16(a) of the Exchange Act and written representations by such reporting persons, we believe during fiscal year 2003 such persons made all required filings, except Mr. Schair filed a late Form 4 (Statement of Changes In Beneficial Ownership) reporting the acquisition of 20,000 shares of Class A Common Stock; and a late Form 4 reporting the acquisition of an aggregate of 18,800 shares of Class A Common Stock by a trust of which Mr. Schair is co-trustee. Mr. Schair disclaims ownership of the shares held by the trust. The late reports were the result of inadvertent clerical error.

AUDIT COMMITTEE

Rock of Ages has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are James L. Fox, Douglas M. Schair and Charles M. Waite. The Board of Directors has determined that each of James L. Fox, Chairman of the Audit Committee, and Audit Committee member Douglas M. Schair is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act, and is independent under Rule 10A-3(b)(1) under the Exchange Act and the applicable Rules of the National Association of Securities Dealers, Inc. within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act. As disclosed in the table found in Item 12 of this Annual Report on Form 10-K, Mr. Schair currently owns 11.4% of the outstanding shares of Class A common stock of the Company. The board of directors of the Company has determined, based on the facts and circumstances, that Mr. Schair's stock ownership does not affect his independence or his qualifications to serve on the audit committee, particularly in view of the substantial voting power (approximately 64% of the voting power of the outstanding shares) held by Kurt M. Swenson and Kevin C. Swenson.

CODE OF ETHICS

Rock of Ages is in the process of adopting a code of business ethics for directors, officers (including Rock of Ages' principal executive officer and principal financial and accounting officer) and employees. We expect to formally adopt the code of ethics prior to May 4, 2004. The code of business ethics will be available on Rock of Ages' website at www.rockofages.com as soon as practicable after adoption by the Board of Directors. Stockholders will also be able to request a free copy. We may satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of our code of ethics that applies to our principal executive officer or our principal financial and accounting officer by posting such information on our website.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information with respect to the Chief Executive Officer of the Company and each of the four other most highly compensated executive officers of the Company (the "Named Executive Officers") for the years ended December 31, 2003, December 31, 2002 and December 31, 2001.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	YEAR	ANNUAL COMPENSATION SALARY BONUS		LONG-TERM COMPENSATION SECURITIES UNDERLYING OPTIONS	ALL OTHER COMPENSATION (2)

Kurt M. Swenson	2003	$430,008 (1)	$15,000 (1)	—	$7,831	(3)
Chief Executive Office and Chairman	2002	$420,000 (1)	$30,000 (1)	—	$2,878	(3)
of the Board of Directors	2001	$360,000	$30,000	—	$1,200

Richard C. Kimball	2003	$300,000 (1)	$15,000 (1)	—	$6,329	(3)
Chief Strategic and Marketing Officer	2002	$290,016 (1)	$30,000 (1)	—	$2,335	(3)
Director	2001	$240,000	$30,000	—	$1,200

Jon M. Gregory	2003	$260,004	$25,000	—	$1,350
President and Chief Operating Officer/	2002	$250,008	$50,000	60,000	$1,250
Quarries Division	2001	$230,037	$40,000	—	$1,259

Terry Shipp	2003	$235,008	$—	—	$1,350
Senior Vice President/	2002	$204,590	$5,000	10,000	$1,250
Ohio Valley and Central Region	2001	$180,331	$15,000	—	$1,200

Donald Labonte	2003	$175,008	$15,000	—	$12,031	(4)
President and COO/	2002	$135,668	$5,000	15,000	$8,544	(4)
Manufacturing Division	2001	$—	$—	—	$—

(1)

Includes $70,000 and $50,000 of salary for 2003, and $60,000 and $40,008 of salary for 2002, earned but deferred at the election of Mr. Swenson and Mr. Kimball, respectively; $15,000 of bonus on account of 2003 deferred by both in 2004, and $30,000 of bonus on account of 2002 deferred by both in 2003, pursuant to the Rock of Ages Key Employees Deferred Salary Plan ("Deferred Salary Plan").

(2)	In each case, represents or includes a matching contribution under the Company's 401(k) plan.

(3)

Includes $6,481 and $4,979 for 2003, and $1,028 and $1,085 for 2002, interest credited on deferred compensation pursuant to the Deferred Salary Plan for Mr. Swenson and Mr. Kimball, respectively, in excess of 120% of the applicable federal long-term rate.

(4)	Represents amounts paid by the Company to Mr. Labonte's self-directed retirement account under the Retirement Plan for Salaried Employees of Rock of Ages Canada, Inc.

STOCK OPTION GRANTS

Rock of Ages did not grant options to purchase its Class A Common Stock or Class B Common Stock to any Named Executive Officer during the 2003 fiscal year.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

None of the Named Executive Officers exercised any options during 2003.

	NUMBER OF SECURITIES UNDERLYING OPTIONS AT DECEMBER 31, 2003		VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS AT DECEMBER 31, 2003 (1)
NAME	EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE
Kurt M. Swenson	0	0	$0	$0
Richard C. Kimball	25,000	0	$0	$0
Jon M. Gregory	12,000	48,000	$0	$0
Donald Labonte	13,000	12,000	$8,300	$0
Terry Shipp	17,000	8,000	$12,450	$0

(1)	These values are calculated using the $5.77 per share closing price of the Class A Common Stock on the NASDAQ National Market on December 31, 2003.

PENSION PLANS

We maintain a qualified pension plan (the "Pension Plan"), and have entered into non-qualified salary continuation agreements (the "Salary Continuation Agreements") with certain of our officers, including the Named Executive Officers listed in the table on the next page. Our Pension Plan is noncontributory and provides benefits based upon length of service and final average earnings. Generally, employees age 21 with one year of continuous service are eligible to participate in the Pension Plan. The annual pension benefits shown for the Pension Plan assume a participant attains age 65 during 2003 and retires immediately. The Employee Retirement Income Security Act of 1974 places limitations on the compensation used to calculate pensions and on pensions that may be paid under federal income tax qualified plans, and some of the amounts shown on the following table may exceed the applicable limitations. Such limitations are not currently applicable to the Salary Continuation Agreements.

The following table shows the total estimated annual retirement benefits payable upon normal retirement under the Pension Plan for the Named Executive Officers at the specified executive remuneration and years of continuous service.

PENSION PLAN TABLE

FINAL AVERAGE COMPENSATION	15 YEARS	20 YEARS	25 YEARS	30+ YEARS

$125,000	$38,476	$51,301	$64,126	$76,952
$150,000	$46,726	$62,301	$77,876	$93,452
$175,000	$54,976	$73,301	$91,626	$109,952
$200,000	$63,226	$84,301	$105,376	$126,452
$225,000	$71,476	$95,301	$119,126	$142,952
$250,000	$79,726	$106,301	$132,876	$159,452
$275,000	$87,976	$117,301	$146,626	$175,952
$300,000	$96,226	$128,301	$160,376	$192,452
$325,000	$104,476	$139,301	$174,126	$208,952
$350,000	$112,726	$150,301	$187,876	$225,452
$375,000	$120,976	$161,301	$201,626	$241,952
$400,000	$129,226	$172,301	$215,376	$258,452
$425,000	$137,476	$183,301	$229,126	$274,952
$450,000	$145,726	$194,301	$242,876	$291,452
$475,000	$153,976	$205,301	$256,626	$307,952
$500,000	$162,226	$216,301	$270,376	$324,452

These calculations are based on the retirement formula in effect as of December 31, 2003, which provides an annual life annuity at age 65 equal to 1.8% of a participant's highest consecutive five-year average compensation (excluding bonus) during the last ten years of employment ("Final Average Compensation"), plus .4% of a participant's Final Average Compensation in excess of social security covered compensation times years of service to a maximum of 30 years. Completed years of continuous service for each of the Named Executive Officers, as of December 31, 2003 and rounded to the full year, are: Mr. Gregory, 28 years; Mr. Kimball, 11 years; Mr. Shipp, 2 years and Mr. Swenson, 30 years.

In addition, Salary Continuation Agreements provide for supplemental pension benefits to certain of our officers, including the Named Executive Officers listed in the table below. The following table sets forth the supplemental pension benefits for the specified Named Executive Officers under their respective Salary Continuation Agreements.

NAME	ANNUAL BASE COMPENSATION	TOTAL YEARS OF SERVICE AT AGE 65	ANNUAL RETIREMENT BENEFIT AT AGE 65

R. Kimball	$300,000	12	36,000
K. Swenson	$430,008	26	122,982
J. Gregory	$260,004	39	60,841

These calculations are based on individual Salary Continuation Agreements, which provide a 100% joint and survivor annuity at age 65 equal to a percentage, ranging from .6% to 1.1%, of a participant's highest annual base compensation times full years of service. The Board of Directors has determined the percentage range. There are no compensation increases assumed in these calculations.

We have a deferred salary plan ("Plan") for certain management and highly compensated employees within the meaning of Section 2520.104-23(d) of the U.S. Department of Labor Regulations. Participation in the Plan is limited to those employees designated by the Board of Directors in its sole discretion, and who satisfy the following criteria: (1) the employee has attained the age of 55; the employee is an executive officer; the employee has completed a minimum of ten years of continuous service with the Company; and the employee's annual base salary, fringe benefits and other non-cash compensation exceeds $200,000 (subject to adjustment each year to reflect the average percentage change in the base salaries of all officers of the Company). Currently, Mr. Swenson and Mr. Kimball are the only participants in the Plan. Participants may make an irrevocable election to defer up to $100,000 annually under the Plan. Any amounts deferred are held in deferred salary accounts created by the Company. Interest at the rate of 12% per annum is credited on a monthly basis to each Participant's deferred salary account. The aggregate account balances remain part of the general unrestricted assets of the Company and are available for investment and use by the Company. Participants do not have any right or claim to any specific assets of the Company, but only a claim against the Company as a general, unsecured creditor to the extent of the undistributed portion of their deferred salary account. Benefits under the Plan are paid upon the retirement, death or disability of the participant or other termination of participation, subject to certain procedures relating to distribution.

We have a retirement plan for our Canadian employees, the Retirement Plan for Salaried Employees of Rock of Ages Canada, Inc. (the "Canadian Retirement Plan"), which is registered with the Province of Quebec and the Government of Canada. All salaried, non-union employees of Rock of Ages Canada, Inc. are participants in the Canadian Retirement Plan, including Mr. Labonte. Pursuant to the Plan, Rock of Ages Canada contributes 8% of a participant's monthly compensation each month to each participant's account. The investments in the account are self-directed by each participant with a range of investment options. Rock of Ages Canada may, at its discretion, make an additional annual contribution to a participant's account, up to a maximum aggregate amount of $15,500 CDN per year (including amounts previously contributed during the year).

COMPENSATION OF DIRECTORS

Directors who are not also officers of Rock of Ages are paid annual directors' retainers of $10,000 and $500 for each meeting of the Board, including committee meetings. Directors are also eligible for stock option grants under our Amended and Restated 1994 Stock Plan.

EMPLOYMENT AGREEMENTS

Rock of Ages has an employment agreement with Kurt M. Swenson (the "Swenson Employment Agreement") for retention of his services as President and Chief Executive Officer of the Company. The term of the Swenson Employment Agreement commenced on October 24, 1997, the date of consummation of the IPO (the "Commencement Date"), and continues until the fifth anniversary thereof, provided on the third and each subsequent anniversary of the Commencement Date such term will automatically be extended for one additional year, unless, not later than ninety days prior to the expiration of the term, the Company or Mr. Swenson gives notice the term will not be extended. The Swenson Employment Agreement has been automatically extended each year since 2002 and will, subject to further automatic extension, expire in October 2005. The Swenson Employment Agreement provides for continued payment of salary and benefits over the remainder of the term if Mr. Swenson's employment is terminated by the Company without Cause (as defined in the Swenson Employment Agreement) or as a result of death or disability or by Mr. Swenson for Good Reason (as defined in the Swenson Employment Agreement). The Swenson Employment Agreement also provides for a lump sum payment to Mr. Swenson equal to the sum of (i) accrued but unpaid salary, and a prorated bonus amount equal to the greater of the largest annual bonus paid to Mr. Swenson during the prior three years and the annual bonus payable in respect of the most recently completed fiscal year (the "Highest Annual Bonus"), through the date of termination and (ii) three times the sum of (A) his then annual salary and (B) Highest Annual Bonus, and for continuation of benefits for three years, if Mr. Swenson's employment is terminated by the Company (other than for Cause, death or disability) during the twelve-month period following, or prior to but in connection with, or by Mr. Swenson during the twelve-month period following, a Change in Control (as defined in the Swenson Employment Agreement). In the event of a termination related to a Change in Control, Mr. Swenson may elect in lieu of the lump sum payment described above, to receive in a lump sum or over the then remaining term of the Swenson Employment Agreement, an amount equal to the total amount he would have been entitled to receive if his employment had been terminated by the Company without Cause or by Mr. Swenson for Good Reason. If any payment or distribution by the Company to or for the benefit of Mr. Swenson under the Swenson Employment Agreement would be subject to the excise tax imposed by Section 4999 of the Code or any interest or penalties are incurred by Mr. Swenson with respect to such excise tax, then Mr. Swenson will generally be entitled to receive an additional payment such that after payment by Mr. Swenson of all taxes, Mr. Swenson retains an amount of the additional payment equal to the excise tax imposed.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Fox, Waite and Webster served as members of the Compensation Committee of the Board of Directors of the Company for all of 2003. None of the members of the Compensation Committee is currently or has ever been an officer or employee of the Company or any of its subsidiaries. None of the Company's executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Board or the Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 23, 2004, certain information with respect to the beneficial ownership of our Common Stock by each (i) director, (ii) Named Executive Officer and (iii) beneficial owner of more than 5% of either class of the outstanding Common Stock known to us, based on Securities and Exchange Commission filings and other available information and (iv) by all directors and executive officers of the Company as a group. This information is based upon information received from or on behalf of the individuals or entities named below, except as otherwise noted. The Class B Common Stock is convertible on a share-for-share basis into Class A Common Stock. The Class B Common Stock is entitled to ten votes per share and the Class A Common Stock is entitled to one vote per share. Beneficial ownership has been determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated in the footnotes below, we believe, based on the information furnished or otherwise available to us, the persons and entities named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws. The calculation of beneficial ownership is based upon 4,482,668 shares of Class A Common Stock and 2,756,395 shares of Class B Common Stock outstanding as of March 23, 2004.

In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of such person, shares of Class A Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 23, 2004 were deemed to be outstanding. Such shares were not deemed to be outstanding, however, for the purpose of computing the percentage ownership of any other person.

	SHARES OF CLASS B COMMON STOCK BENEFICIALLY OWNED		SHARES OF CLASS A COMMON STOCK BENEFICIALLY OWNED
NAME AND ADDRESS OF BENEFICIAL OWNER (1)	NUMBER	PERCENT OF CLASS	NUMBER (2)	PERCENT OF CLASS (2)

Advisory Research, Inc. (3) 180 North Stetson Street, Suite 5780 Chicago, IL 60601	—	—	348,700	7.8%

Andrew Delaney (4) 2727 Allen Parkway, Suite 460 Houston, TX 77019	—	—	336,437	7.5%

Connors Investor Services, Inc. (5) 1100 Berkshire Boulevard Wyomissing, PA 19610	—	—	294,050	6.6%

Dimensional Fund Advisors, Inc. (6) 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	—	—	281,500	6.3%

Kurt M. Swenson (7) **	1,005,000	36.5%	1,135,000	20.7%
Kevin C. Swenson (8)	1,023,489	37.1%	1,023,489	18.6%
Douglas M. Schair (9)**	—	—	561,253	12.5%
Robert L. Pope	144,875	5.3%	144,875	3.1%
Richard C. Kimball **	29,126	1.1%	113,426	2.5%
Jon M. Gregory (10) **	—	—	49,326	1.1%
Charles M. Waite (11) **	29,126	1.1%	45,000	*
James L. Fox (12)**	—	—	16,000	*
Frederick E. Webster Jr. (13)**	—	—	15,000	*
Terry Shipp (14)**	—	—	20,000	*
Donald Labonte (15)	—	—	6,000	*
All directors and executive officers as a group (16)	1,194,627	43.3%	2,197,640	37.3%

**  Named Executive Officer and/or Director

*  Less than 1%

(1)	The business address of each director and executive officer of the Company is c/o Rock of Ages Corporation, 772 Graniteville Road, Graniteville, Vermont 05654.

(2)

For each beneficial owner (and directors and executive officers as a group), (i) the number of shares of Class A Common Stock listed includes (or is comprised solely of) a number of shares equal to the number of shares of Class B Common Stock, if any, listed as beneficially owned by such beneficial owner(s) and (ii) the percentage of Class A Common Stock listed assumes the conversion on March 23, 2004 of all shares of Class B Common Stock, if any, listed as beneficially owned by such beneficial owner(s) into Class A Common Stock and also that no other shares of Class B Common Stock beneficially owned by others are so converted.

(3)

According to a Schedule 13G dated February 12, 2004, Advisory Research, Inc., in its capacity as an investment advisor or manager, may be deemed to be the beneficial owner of the listed shares that are held of record by certain investment companies, trusts or other accounts it advises or manages.

(4)

According to a Schedule 13D dated October 18, 2002, Andrew Delaney, a private investor with an address of 2727 Allen Parkway, Suite 460, Houston, Texas 77019, has sole dispositive power with respect to the 336,437 shares of Class A Common Stock.

(5)

According to a Schedule 13G dated February 12, 2003, Connors Investment Services, Inc., in its capacity as an investment advisor or manager, may be deemed to be the beneficial owner of the listed shares that are held of record by certain investment companies, trusts or other accounts it advises or manages.

(6)

According to a Schedule 13G dated February 3, 2004, Dimensional Fund Advisors, Inc., in its capacity as an investment advisor or manager, may be deemed to be the beneficial owner of the listed shares that are held of record by certain investment companies, trusts or other accounts it advises or manages.

(7)

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

(8)	Kevin C. Swenson is the brother of Kurt M. Swenson. Does not include 38,000 shares of Class B Common Stock held by trusts with an independent trustee for the benefit of Mr. Swenson's adult children.

(9)

Includes 6,000 shares of Class A Common Stock subject to currently exercisable stock options. Also includes 18,800 shares of Class A Common Stock held by a trust of which Mr. Schair is co-trustee. Mr. Schair disclaims beneficial ownership of such shares. Does not include 15, 018 shares held by trusts with an independent trustee for the benefit of Mr. Schair's adult children.

(10)	Includes 24,000 shares of Class A Common Stock subject to currently exercisable stock options.

(11)	Includes 15,000 shares of Class A Common Stock subject to currently exercisable stock options.

(12)	Includes 15,000 shares of Class A Common Stock subject to currently exercisable stock options.

(13)	All 15,000 shares of Class A Common Stock listed are subject to currently exercisable stock options.

(14)	Includes 19,000 shares of Class A Common Stock subject to currently exercisable stock options.

(15)	All 6,000 shares of Class A Common Stock listed are subject to currently exercisable stock options.

(16)	Includes 131,375 shares of Class B Common Stock and 45,000 shares of Class A Common Stock held by Peter A. Friberg, Senior Vice President of the Company.

Equity Compensation Plan Information

The following table sets forth information regarding the Company's equity compensation plan as of December 31, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	510,333	$5.91	234,333 (1)

Equity compensation plans not approved by security holders	None	None	None

Total	510,333	$5.91	234,333

(1)

In addition to stock options, awards under the Rock of Ages Corporation Amended and Restated 1994 Stock Plan may take the form of restricted stock as specified in the Plan. If such awards are granted, they will reduce the number of shares of common stock available for issuance pursuant to future stock option awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with and prior to its initial public offering in 1997, the Company effected a reorganization whereby, among other things, the Company's then parent corporation, Swenson Granite Company, Inc. ("Swenson Granite"), was merged with and into the Company, with the Company as the surviving corporation, and, immediately prior to such merger, Swenson Granite distributed its curb and landscaping business to its stockholders through a pro rata distribution of all of the member interests in a newly formed limited liability company named Swenson Granite Company LLC ("Swenson LLC"). Kurt M. Swenson, the Company's Chairman, President and Chief Executive Officer, and his brother Kevin C. Swenson, each own approximately 31% of Swenson Granite LLC. Certain other executive officers and directors of the Company collectively own approximately 9% of Swenson LLC. Kurt M. Swenson serves as a non-officer Chairman of the Board of Swenson LLC, but has no involvement with its day-to-day operations. Robert Pope, a holder of more than 5% of the Class B Common Stock, is the President and Chief Executive Officer, and including shares owned by his wife and children, owns 12% of Swenson LLC. Neither Kurt M. Swenson nor any other officer or director of the Company, receives salary, bonus, expenses or other compensation from Swenson LLC, except for any pro rata share of earnings attributable to their ownership interest in Swenson LLC.

Swenson LLC owns two granite quarries, one in Concord, New Hampshire and another in Woodbury, Vermont. Both have been owned by Swenson LLC (or its predecessor Swenson Granite) for more than 40 years. Because of the proximity of the Woodbury quarry to Barre, Vermont, the Company provides, and may continue to provide, certain maintenance services and parts to the Woodbury quarry and is reimbursed for the cost of such services. During 2003, the Company received approximately $93,000 for such maintenance services and parts. Both the Company and Swenson LLC have the right to terminate these services at any time. The Company also purchases Concord blocks and other products from Swenson LLC at market prices. The Company's purchases of granite provided by Swenson LLC in 2003 were approximately $59,000. Swenson LLC also purchases granite blocks and slabs from the Company. Such purchases amounted to approximately $41,000 in 2003. The Company believes these arrangements with Swenson LLC are as favorable, or more favorable, to the Company than would be available from an unrelated party for comparable granite blocks. Both of Swenson LLC 's quarries produce gray granite primarily for curb and landscape use. Although Rock of Ages' gray granite from its Barre and Stanstead quarries is used primarily for memorial use, it may be in competition with Swenson LLC in some markets, including the supply of its gray granites for other than memorial use. Swenson LLC has supplied its Woodbury granite to manufacturers of government grave markers made for the Veterans' Administration for many years and Rock of Ages has not been in the business of selling or manufacturing its gray granites for use in Veterans markers.

Swenson LLC owns approximately 5% of the common stock of Polycor, Inc. and Kurt M. Swenson has been a director of Group Polycor International and Polycor, Inc. since approximately 1991. Polycor is in the business of quarrying and manufacturing granite and marble and is engaged in all segments of the granite market. In a recent press release, Polycor described itself as the third largest granite company in North America. As such, it may be deemed to compete with both Rock of Ages and Swenson LLC in various markets. The primary businesses of Polycor are cut-to-size granite for building use, for thin slab sales, for tiles and for granite curb. Rock of Ages is not engaged in those segments of the granite markets. Polycor sells marble and granite blocks and slabs worldwide for all uses including monumental use and could be deemed in competition with Rock of Ages in some markets. Most of Polycor's granites are of different types than Rock of Ages, except for Polycor's gray granite, which is located near Rock of Ages' Stanstead quarry and is substantially identical to Stanstead gray. In 2003, Polycor sold its memorial manufacturing equipment and exited the manufacture and sale of finished granite memorials, but it continues to sell granite and marble blocks and slabs for memorial use.

In February 2004, the Board of Directors authorized management to finalize negotiations and execute a definitive agreement with FFS Holdings, Inc. ("FFS") for an investment of up to $5 million in that company or a related company. The investment, which would include voting and non-voting common shares, would represent approximately 8% of the common voting shares and approximately 12% of the total common equity of FFS. A definitive closing date has not been set and the investment remains subject to the negotiation and execution of definitive investment documents, due diligence investigations and numerous conditions to closing, including the closing of the following transaction. FFS has signed a definitive agreement with Hillenbrand Industries to acquire Forethought Financial Services, a leading provider of pre-need insurance trust service programs, which are currently marketed primarily through funeral directors. FFS was formed to acquire Forethought by The Devlin Group, a group of several senior insurance industry executives including Douglas M. Schair, a director of the Company and a holder of approximately 12.5% of the Class A common stock of the Company. Mr. Schair is expected to hold approximately 12% of the outstanding shares of FFS and will hold the position of Vice Chairman and Chief Investment Officer of FFS. The transaction is subject to customary closing conditions, including regulatory approvals. A definitive closing date has not been set.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee appointed KPMG, LLP as Rock of Ages' independent auditors for the fiscal year ended December 31, 2003. The following table shows the fees paid by Rock of Ages for the audit and other services provided by KPMG for fiscal 2003 and 2002.

The Audit Committee did not utilize the de minimis exception to the pre-approval requirements to approve any services provided by KPMG during fiscal 2003.

	2003	2002

Audit Fees (1)	$319,340	$317,500
Tax Fees (2)	155,390	114,900
All Other Fees	—	—

Total	$474,730	$432,400

The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve audit-related and non-audit services not prohibited by law to be performed by Rock of Ages' independent auditors, provided the Chair shall report any decisions to pre-approve such audit-related or non-audit services and fees to the full Audit Committee at its next regular meeting and the Audit Committee ratifies the approval of such non-audit services by the Chair.

(1)

Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)	For fiscal 2003 and 2002, respectively, tax fees principally included tax compliance fees of $70,650 and $72,000, and tax advice and tax planning fees of $84,740 and $42,900.

PART IV

ITEM 15.		EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of or are included in this Annual Report on Form 10-K and are incorporated herein by reference:

	1.	The financial statements listed in the Index to Consolidated Financial Statements and Financial Statement Schedule, filed as part of this Annual Report on Form 10-K.

2.

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

	3.	The exhibits listed in the Exhibit Index filed as part of this Annual Report on Form 10- K.

(b)	The Company has filed the following reports on Form 8-K during the quarter ended December 31, 2003:

On November 4, 2003, the Company filed a Current Report on Form 8-K pursuant to Item 5 (Other Events) announcing the Board of Directors had declared a quarterly cash dividend payable on December 17, 2003 to shareholders of record at the close of business on November 17, 2003, and Item 12 (Results of Operations and Financial Condition) to report it would be issuing a press release to disclose results of operations for the fiscal quarter ending September 30, 2003.

On December 17, 2003, the Company filed a Current Report on Form 8-K pursuant to Item 5 (Other Events) announcing it had completed the previously announced sale of all of its cemeteries to privately held Saber Management LLC, for $6,750,000.

On December 22, 2003, the Company filed a Current Report on Form 8-K pursuant to Item 2 (Acquisition or Disposition of Assets) to provide a more complete description of the transaction of the sale of all of its cemeteries to Saber Management, LLC.

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(With Independent Auditors' Report Thereon)

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Table of Contents

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Rock of Ages Corporation:

We have audited the accompanying consolidated balance sheets of Rock of Ages Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rock of Ages Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

As discussed in note 3 to the consolidated financial statements, the Company changed its method of accounting for its quarry inventory from the first-in, first-out method to the specific annual average cost method, effective January 1, 2002.

KPMG LLP
/s/ KPMG LLP

February 20, 2004
Burlington, Vermont

i

ROCK OF AGES CORPORATION AND SUBSIDIARIES
 Consolidated Balance Sheets
December 31, 2003 and 2002

ASSETS (note 6)	2003	2002

Current assets:
Cash and cash equivalents	$3,226,870	$6,185,263
Trade receivables, less allowance for doubtful accounts of $739,929 in 2003 and $1,046,124 in 2002 (note 5)	15,586,829	17,670,481
Due from affiliates (note 11)	216,718	—
Inventories (notes 3 and 5)	21,151,696	21,425,582
Income taxes receivable	408,744	213,133
Deferred tax assets (note 8)	720,869	859,832
Assets held for sale (note 16)	817,122	228,805
Note receivable (note 16)	5,250,000	—
Other current assets	3,665,417	4,125,250

Total current assets	51,044,265	50,708,346

Property, plant and equipment (note 5):
Granite reserves and development costs	13,846,831	13,969,834
Land	6,290,736	9,187,410
Buildings and land improvements	19,420,251	15,603,722
Machinery and equipment	26,189,452	25,792,745
Furniture and fixtures	3,038,757	2,354,042
Construction-in-process	871,175	640,843

	69,657,202	67,548,596
Less accumulated depreciation, depletion and amortization	27,162,347	25,011,732

Net property, plant and equipment	42,494,855	42,536,864

Other assets:
Cash surrender value of life insurance, net of loans of -0- in 2003 and $77,946 in 2002	728,182	765,719
Intangibles, less accumulated amortization of $619,217 in 2003 and $482,873 in 2002 (note 2)	438,006	574,350
Debt issuance costs, less accumulated amortization of $81,039 in 2003 and $15,987 in 2002	243,947	303,752
Due from affiliates (note 11)	65,902	80,883
Deferred tax assets (note 8)	5,236,474	6,249,168
Intangible pension asset (note 9)	903,758	1,135,798
Prearranged receivables (note 1(n))	—	14,013,176
Cemetery property, at cost (note 1(m))	—	6,056,049
Other	1,305,798	2,025,483
Assets held for sale (note 16)	—	1,384,442

Total other assets	8,922,067	32,588,820

Total assets	$102,461,187	$125,834,030

See accompanying notes to consolidated financial statements

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2003 and 2002

LIABILITIES AND STOCKHOLDERS' EQUITY	2003	2002

Current liabilities:
Borrowings under lines of credit (note 5)	$4,751,405	$4,385,486
Current installments of long-term debt (note 6)	37,899	62,206
Deferred compensation payable (note 9)	326,836	323,659
Trade payables	1,650,748	1,957,291
Accrued expenses	4,311,432	5,000,941
Due to affiliates (note 11)	—	9,027
Customer deposits	7,104,487	7,318,316
Liabilities held for sale (note 16)	17,122	143,106

Total current liabilities	18,199,929	19,200,032

Long-term debt, excluding current installments (note 6)	12,793,574	12,832,354
Deferred compensation (note 9)	5,998,943	4,723,356
Prearranged deferred revenue	—	21,845,430
Accrued pension cost (note 9)	1,490,497	2,690,765
Accrued postretirement benefit cost (note 9)	827,230	834,482
Deferred tax liability (note 8)	107,184	—
Other	74,083	1,061,979

Total liabilities	39,491,440	63,188,398

Commitments and contingencies (note 4 and 9)

Stockholders' equity (note 10):
Preferred stock - $.01 par value; 2,500,000 shares authorized No shares issued and outstanding	—	—
Common stock - Class A, $.01 par value; 30,000,000 shares authorized; issued and outstanding 4,442,668 and 4,919,336 in 2003 and 2002, respectively	44,427	49,193
Common Stock - Class B, $.01 par value; 15,000,000 shares authorized; issued and outstanding 2,756,395 in 2003 and 2002, respectively, convertible into equivalent shares of Class A common stock	27,564	27,564
Additional paid-in capital	65,878,461	68,573,821
Accumulated deficit	(2,066,344)	(3,441,730)
Accumulated other comprehensive income (loss)	(914,361)	(2,563,216)

Total stockholders' equity	62,969,747	62,645,632

Total liabilities and stockholders' equity	$102,461,187	$125,834,030

ROCK OF AGES CORPORATION AND SUBSIDIARIES
 Consolidated Statements of Operations
Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001

Net revenues:
Quarrying	$28,380,824	$29,540,585	$25,503,908
Manufacturing	20,372,917	19,726,136	22,227,965
Retailing	35,663,289	38,448,279	43,159,474

Total net revenues	84,417,030	87,715,000	90,891,347

Gross profit:
Quarrying	11,178,259	13,131,948	11,462,520
Manufacturing	5,774,330	5,521,386	5,421,752
Retailing	20,387,533	21,313,970	25,460,736

Total gross profit	37,340,122	39,967,304	42,345,008

Selling, general and administrative expenses
Quarrying	5,595,601	4,992,077	4,388,057
Manufacturing	3,794,452	3,376,402	4,833,252
Retailing	21,099,628	20,895,543	22,554,310
Corporate overhead	4,692,213	5,273,954	3,727,867

Total selling, general and administrative expenses	35,181,894	34,537,976	35,503,486

Loss on disposal of assets	—	—	2,534,091

Income from operations	2,158,228	5,429,328	4,307,431

Interest expense	471,105	522,108	1,393,429

Income from continuing operations before provision for income taxes and cumulative effect of changes in accounting principle	1,687,123	4,907,220	2,914,002

Provision for income taxes (note 8)	577,819	1,363,958	1,789,365

Income from continuing operations before cumulative effect of changes in accounting principles	1,109,304	3,543,262	1,124,637
Discontinued operations, net of tax effect (note 16)	337,901	251,825	(691,859)

Income before cumulative effect of changes in accounting principles	1,447,205	3,795,087	432,778
Cumulative effect of changes in accounting principles (net of tax benefit of $5,459,151) (notes 2 and 3)	—	(28,710,298)	—

Net income (loss)	$1,447,205	$(24,915,211)	$432,778

Net income (loss) per share - basic:
Income from continuing operations before cumulative effect of changes in accounting principles	$0.15	$0.45	$0.15
Discontinued operations	0.05	0.03	(0.09)
Cumulative effect of changes in accounting principles (net of tax benefit of $5,459,151) (notes 2 and 3)	—	(3.65)	—

Net income (loss) per share	$0.20	$(3.17)	$0.06

Net income (loss) per share - diluted:
Income from continuing operations before cumulative effect of changes in accounting principles	$0.15	$0.45	$0.15
Discontinued operations	0.05	0.03	(0.09)
Cumulative effect of changes in accounting principles (net of tax benefit of $5,459,151)	—	(3.64)	—

Net income (loss) per share	$0.20	$(3.16)	$0.06

Pro Forma amounts assuming the specific annual average cost method of valuing quarry inventory was applied retroactively:
Net income before cumulative effect of changes in accounting principles	—	—	562,634
Earnings per share - basic	—	—	0.07
Earnings per share - diluted			0.07

Weighted average number of common shares outstanding - basic	7,181,545	7,847,821	7,605,785
Weighted average number of common shares outstanding - diluted	7,219,378	7,880,161	7,675,990

See accompanying notes to consolidated financial statements.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
Years ended December 31, 2003, 2002 and 2001

	NUMBER OF SHARES ISSUED AND OUTSTANDING

	CLASS A COMMON STOCK (SHARES)	CLASS B COMMON STOCK (SHARES)	CLASS A COMMON STOCK	CLASS B COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS' EQUITY

Balance at December 31, 2000	4,665,219	2,826,438	$46,652	$28,264	$67,996,227	$21,040,703	$(392,322)	$88,719,524

Comprehensive income (loss):
Net income	—	—	—	—	—	432,778	—	432,778
Cumulative translation adjustment	—	—	—	—	—	—	(396,382)	(396,382)
Minimum pension liability	—	—	—	—	—	—	(158,997)	(158,997)

Total comprehensive loss								(122,601)

Conversion of common stock	359,999	(359,999)	3,600	(3,600)	—	—	—	—
Exercise of options	—	320,582	—	3,206	1,186,421	—	—	1,189,627
Repurchase of stock	(10,810)	—	(108)	—	(116,100)	—	—	(116,208)

Balance at December 31, 2001	5,014,408	2,787,021	$50,144	$27,870	$69,066,548	$21,473,481	$(947,701)	$89,670,342

Comprehensive income (loss):
Net loss	—	—	—	—	—	(24,915,211)	—	(24,915,211)
Cumulative translation adjustment	—	—	—	—	—	—	32,684	32,684
Minimum pension liability, net of tax benefit of $678,631	—	—	—	—	—	—	(1,648,199)	(1,648,199)

Total comprehensive income (loss)								(26,530,726)

Conversion of common stock	45,626	(45,626)	456	(456)	—	—	—	—
Exercise of options	35,002	15,000	350	150	262,185	—	—	262,685
Repurchase of stock	(175,700)	—	(1,757)	—	(754,912)	—	—	(756,669)

Balance at December 31, 2002	4,919,336	2,756,395	$49,193	$27,564	$68,573,821	$(3,441,730)	$(2,563,216)	$62,645,632

Comprehensive income:
Net income	—	—	—	—	—	1,447,205	—	1,447,205
Cumulative translation adjustment	—	—	—	—	—	—	1,436,010	1,436,010
Minimum pension liability, net of tax of $71,694	—	—	—	—	—	—	212,845	212,845

Total comprehensive income (loss)								3,096,060

Common stock dividends	—	—	—	—	(215,257)	(71,819)	—	(287,076)
Exercise of options	23,832	—	239	—	117,492	—	—	117,731
Repurchase of stock	(500,500)	—	(5,005)	—	(2,597,595)	—	—	(2,602,600)

Balance at December 31, 2003	4,442,668	2,756,395	$44,427	$27,564	$65,878,461	$(2,066,344)	$(914,361)	$62,969,747

See accompanying notes to consolidated financial statements.

v

ROCK OF AGES CORPORATION AND SUBSIDIARIES
 Consolidated Statements of Cash Flows
Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$1,447,205	$(24,915,211)	$432,778
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of assets	(2,113,128)	—	1,734,088
Depreciation, depletion and amortization	3,486,893	3,497,300	4,461,697
Write down of goodwill	—	33,781,555	—
Decrease (increase) in cash surrender value of life insurance	37,537	45,420	788,348
Loss on assets held for sale	610,768	—	800,003
Loss on sale of property, plant and equipment	—	22,633	196,905
Cumulative effect of a change in inventory method	—	387,521	—
Deferred taxes	1,258,841	(5,542,000)	(72,092)
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	1,104,430	(1,551,413)	1,643,054
Decrease (increase) in due to/from related parties	(210,764)	159,626	135,821
Decrease (increase) in inventories	268,214	638,279	(100,095)
Decrease (increase) in other current assets	459,833	(16,800)	368,823
Decrease (increase) in intangible pension asset	232,040	(913,929)	(102,386)
Decrease (increase) in prearranged receivables	(567,002)	1,375,316	449,714
Increase in cemetery property	(147,019)	(58,481)	(211,917)
Decrease (increase) in other assets	378,054	1,212,000	(79,292)
Increase (decrease) in trade payables	(306,543)	11,666	258,203
Increase (decrease) in accrued expenses	(689,509)	(235,620)	1,612,702
Increase (decrease) in income taxes payable/receivable	(195,611)	(286,034)	594,160
Increase (decrease) in customer deposits	(213,829)	607,236	(56,457)
Increase in deferred compensation	837,505	623,766	803,730
Increase (decrease) in accrued pension cost	(987,423)	651,579	(47,610)
Increase (decrease) in accrued postretirement benefit cost	(7,252)	55,389	73,556
Increase (decrease) in prearranged deferred revenue	181,772	(2,378,782)	(1,029,438)
Increase (decrease) in other liabilities	82,875	(299,618)	(1,083,457)

Net cash provided by operating activities	4,947,887	6,871,398	11,570,838

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,735,891)	(4,061,070)	(3,752,960)
Proceeds from sale of assets	1,500,000	2,296,216	3,263,038
Acquisitions, net of cash acquired	—	—	(7,043,366)
Increase in intangible assets	—	—	(28,050)

Net cash used in investing activities	(6,235,891)	(1,764,854)	(7,561,338)

Cash flows from financing activities:
Net borrowings (repayments) under lines of credit	365,919	415,084	(6,369,858)
Debt issuance costs	(5,248)	(319,752)	—
Principal payments on long-term debt	(189,070)	(1,956,149)	(4,325,222)
Common stock repurchased	(2,602,600)	(756,669)	(116,208)
Dividends paid on common stock	(287,076)	—	—
Stock options exercised	117,731	262,685	1,189,627

Net cash provided by (used in) financing activities	(2,600,344)	(2,354,801)	(9,621,661)

Effect of exchange rate changes on cash	929,955	(1,661)	(454,023)

Net increase (decrease) in cash and cash equivalents	(2,958,393)	2,750,082	(6,066,184)

Cash and cash equivalents, beginning of year	6,185,263	3,435,181	9,501,365

Cash and cash equivalents, end of year	$3,226,870	$6,185,263	$3,435,181

See accompanying notes to consolidated financial statements.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued

	2003	2002	2001

Supplemental cash flow information:
Cash paid during the year for:
Interest	$672,255	$738,108	$1,757,929
Income taxes	285,434	1,344,453	1,003,249

Supplemental non-cash investing and financing activities:

The Company recorded an adjustment for a (decrease)/ increase in the minimum pension liability of $(534,642) and $3,240,759 and a (decrease)/ increase in the intangible asset for pension of $(232,040) and $913,929 in 2003 and 2002, respectively.

During the fourth quarter of 2003, the Company completed the sale of Rock of Ages Kentucky, LLC in a transaction that included cash of $1,500,000 received in 2003 and a note receivable of $5,250,000, which was paid in full in January 2004.

During the third quarter of 2001, the Company completed the sale of Southern Mausoleums, Inc. ("SMI") and Childs & Childs ("Childs") manufacturing plants in Elberton, Georgia in a non-cash transaction in which a note receivable was recorded for $1,640,000.

	2003	2002	2001

Acquisitions:
Assets acquired	$—	$—	$34,560,804
Liabilities assumed and issued	—	—	(27,517,438)
Common stock issued	—	—	—

Cash paid	—	—	7,043,366
Costs related to acquisitions	—	—	—
Less cash acquired	—	—	—

Net cash paid for acquisitions	$—	$—	$7,043,366

See accompanying notes to consolidated financial statements.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In this report, the terms" Company," "we," "us," or "our" mean Rock of Ages Corporation and all subsidiaries included in our consolidated financial statements. The Company is an integrated quarrier, manufacturer, wholesaler and retailer of granite and products manufactured from granite. The Company also owned and operated cemeteries until December 2003.

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

Inventories are stated at the lower of cost or market. Cost is determined using the specific annual average cost method for the retail, manufacturing and cemetery segments. During the fourth quarter of 2002, the Company changed its method of accounting for granite block inventory from the first-in, first-out method to the specific annual average cost method as discussed in note 3.

Prior to 2003, the portion of developed cemetery property management estimates will be used in the next twelve months is included in inventories. All other developed cemetery property is classified as a non-current asset and is included in cemetery property.

(d)	DEPRECIATION, DEPLETION AND AMORTIZATION

Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line and declining balance methods, based upon the following estimated useful lives:

	Buildings and land improvements	15 to 40 years
	Machinery and equipment	3 to 20 years
	Furniture and fixtures	5 to 12 years

Depreciation expense amounted to $3,074,691, $3,091,734 and $3,015,215 in 2003, 2002 and 2001, respectively, which includes depreciation related to equipment under capital leases.

Cost depletion and amortization of granite reserves and development costs are provided by charges to operations based on cubic feet produced in relation to estimated reserves of the property. Cost depletion and amortization charged to operations amounted to $210,806, $203,011 and $62,767 in 2003, 2002 and 2001, respectively.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

(e)	INTANGIBLES

Amortizable intangible assets (those intangible assets with definite estimated useful lives) are recorded at fair value at date of acquisition and are amortized, using the straight-line method, over their estimated useful lives. The Company assesses the recoverability of its amortizable intangible assets in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. If projections indicate the unamortized asset will not be recovered, an adjustment would be made to reduce the net asset to fair value. Cash flow projections are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. Effective January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets," and goodwill is no longer amortized, but instead tested for impairment at least annually. The Company tests goodwill for impairment on an annual basis by comparing the fair value of our reporting units to their fair value. As of January 1, 2002, in connection with the transitional impairment test, the Company determined all goodwill was impaired and was subsequently written off. See note 2.

Amortization expense was $136,344 in 2003, $136,343 in 2002 and $1,340,990 in 2001.

(f)	DEBT ISSUANCE COSTS

The Company amortizes debt issuance costs using the straight-line method over the term of the related borrowing. Amortization expense was $65,052, $66,212 and $42,725 in 2003, 2002 and 2001, respectively.

(g)	FOREIGN CURRENCY TRANSLATION

The Company translates the accounts of its foreign subsidiaries in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," under which all assets and liabilities are translated at the rate of exchange in effect at year-end. Revenue and expense accounts are translated using weighted average exchange rates in effect during the year. Gains or losses from foreign currency translation are charged to accumulated other comprehensive income that is included in stockholders' equity in the accompanying consolidated financial statements.

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
December 31, 2003, 2002 and 2001

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

	2003	2002	2001

Net income (loss), as reported	$1,447,205	$(24,915,211)	$432,778
Net income (loss), pro forma	893,209	(25,180,947)	89,342
Net income (loss) per share, pro forma	0.12	(3.21)	0.01
Net income (loss) per share - assuming dilution, pro forma	0.12	(3.20)	0.01

Pro forma net income reflects only options granted subsequent to December 31, 1995 and is not necessarily indicative of future effects on net income. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented because compensation cost is reflected over the options' vesting periods and compensation cost only for options granted after January 1, 1996 is considered.

The fair value of each option grant is estimated on the date of the grant. Options granted prior to 1997 were valued using the Minimum Value Method with the following weighted average assumptions: risk-free interest rate of 6%; dividend yield of 0%; and expected lives of four (4) years. The per share weighted average fair value of stock options granted during 2002 and 2000 was $4.06 and $2.32, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 3.9% and 6%; dividend yield of $0; expected volatility of 61% and 52%, and expected lives of five (5) and four (4) years, respectively. There were no stock options granted in 2003 or 2001. Because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single value of its options and may not be representative of the future effects on reported net income or the future stock price of the Company.

(j)	PENSION AND OTHER POSTRETIREMENT PLANS

The Company has a defined benefit pension plan covering substantially all of its Vermont based non-union employees. The benefits are based on years of service and the employee's compensation. The cost of this program is being funded currently.

The Company has deferred compensation agreements in the form of a deferred salary plan as well as a salary continuation plan that covers certain employees who have deferred compensation agreements with the Company as described in more detail in note 9. The Company measures the cost of its obligations based on actuarial estimates and recognizes net periodic costs as employees render the necessary services to earn the deferred compensation benefits.

The Company also sponsors a defined benefit postretirement health care plan for certain early retirees and defined benefit postretirement group life insurance plans for all Vermont based union and non-union employees. We measure the cost of our obligations based on actuarial estimates and recognize net periodic costs as employees render the services necessary to earn the postretirement benefits.

x

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

In 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the "Act") was signed into law in the United States. The Company has elected to defer the accounting for the effect of the Act as permitted by FASB Staff Position No. FAS 106-1 and, therefore, the benefit obligations reported in note 9 for the Company's postretirement benefit plans do not reflect the impact of the Act. Specific authoritative guidance on the accounting for the federal subsidy related to the Act is pending and, when issued, could require the Company to change previously reported information.

(k)	USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to use estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

(l)	IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement requires long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company measures recoverability of assets to be held and used by a comparison of the carrying amount of an asset to estimated, undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of, are separately presented in the balance sheet and recorded at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of the disposed group classified as held for sale are presented separately in the appropriate asset and liability section of the balance sheet.

(m)	REVENUE RECOGNITION

Quarrying

The granite quarried by the Company is sold both to outside customers and used by its manufacturing division. The quarry division recognizes revenue from sales of granite blocks to outside customers when the granite is shipped from the quarry site and provides a 5% discount for domestic customers if payment is made within 30 days of purchase, except as described below.  Sales to foreign customers are typically secured by letters of credit. The Company allows customers to purchase granite blocks at its Barre quarries and request that the Company store the blocks in order to allow its customers to meet their need for granite blocks since many do not have sufficient storage space at their facilities and want to ensure an adequate supply of blocks especially when the Barre quarries are closed from mid-December through mid-March because of weather. During this time, the quarry customers' manufacturing plants remain open, and many prefer to ensure they own blocks of a size and quality selected by them prior to the quarries' closure. All blocks purchased in December are invoiced on or about December 31 and, at that time, the blocks are removed from inventory, the customer's name is printed on the blocks, and title and risk of ownership passes to the buyer. Payment terms are one-third of the invoice amount on January 15, one-third on February 15, and one-third on March 15. The program provides essentially the normal 30-day payment terms during the months when the quarry is closed notwithstanding the customer purchases a three-month supply in December and makes payments over ninety days. Customers need not use these terms and may buy from inventory during the closure period on a first-come, first-served basis with normal 30-day terms. Normal payment terms apply when customers request to purchase blocks on a bill-and-hold basis other times throughout the year. In many cases, granite blocks owned by customers remain on the Company's property for varying periods after title passes to the buyer. The Company retains a delivery obligation using its trucks. However, the Company considers the earnings process substantially complete because the cost of delivery service is inconsequential (less than 3%) in relation to the selling price. Further, under industry terms of trade, title passes and the payment obligation is established when the block is identified to a particular customer and transaction.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Manufacturing

The Company does not record a sale, or gross profit, at the time granite is transferred to its manufacturing division from the quarries. The Company records revenue and gross profit related to internally transferred granite only after the granite is manufactured into a finished product and sold to an outside customer. Manufacturing revenues related to outside customers are recorded when the finished product is shipped from Company facilities. Manufacturing revenues related to internally transferred finished products are recorded when ultimately sold at retail to an outside customer.

Retailing

Retailing revenues are recorded when the finished monument is placed in the cemetery. In certain instances, the Company may enter into an agreement with a customer, which provides for extended payment terms, generally up to two years from either the date of setting the memorial or, in certain instances, upon the settlement of an estate.

Cemeteries

In 2001, the Company acquired 16 cemeteries (see note 15). On December 17, 2003, the Company sold substantially all of the assets of its Cemetery division (see note 16). Cemetery activity is accounted for in the manner described below:

The cemetery division records revenues on its products and services primarily when the product is delivered or the service is performed. However, preneed sales of cemetery lots are recognized as revenue when 20% of the total purchase price of the lot has been received from the customer. The cemetery division's recognition of revenue from preneed sales of cemetery services and merchandise is deferred until the period in which the service or merchandise is delivered. On the balance sheet at December 31, 2002, the full contract amount is included in prearranged deferred revenue, a liability. The corresponding receivable due from the customer is reflected in prearranged receivables, an asset, and the corresponding cash received from the customer is reflected part in prearranged receivables (for the portion placed in trust) and part in cash (for the portion the Company is allowed to retain). When the service or merchandise is delivered, the Company recognizes as revenue the full contract amount plus all trust earnings associated with that contract. The Company cannot predict when the existing contracts will mature but it is estimated most contracts will have an average life of ten to fifteen years. Due to the sale of the cemetery division in 2003, the 2002 and 2001 statements of operations have been reclassified to report the cemetery division as discontinued operations.

(n)	PREARRANGED RECEIVABLES

Prearranged receivables are comprised of funds owed to the Company for the preneed sale of funeral and cemetery merchandise and services. These funds are due from trust funds, which represent amounts already paid by customers and realized earnings on those amounts, and due from customers.

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
December 31, 2003, 2002 and 2001

(p)	NET INCOME PER SHARE

Net income per share, or basic earnings per share, is computed by dividing earnings available for common shares by the weighted average number of common shares outstanding during each year. Net income per share - diluted, or diluted earnings per share, is computed by dividing earnings available for common shares by the weighted average number of common shares outstanding during each year, adjusted to include the additional number of common shares that would have been outstanding if the dilutive potential common shares under stock based compensation programs had been issued. Potential common shares are not included in the diluted earnings per share calculations where the effect of their inclusion would be antidilutive.

(q)	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income, cumulative translation adjustment, and a pension minimum liability adjustment and is presented in the consolidated statements of stockholders' equity and comprehensive income (loss).

	Foreign Currency Items	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income

Balance at December 31, 2001	$(788,704)	$(158,997)	$(947,701)

Changes in 2002	32,684	(1,648,199)	(1,615,515)

Balance at December 31, 2002	(756,020)	(1,807,196)	(2,563,216)

Changes in 2003	1,436,010	212,845	1,648,855

Balance at December 31, 2003	$679,990	$(1,594,351)	$(914,361)

(r)	INVESTMENTS

The Company's investment in the common stock of an affiliated company is accounted for by the equity method.

Investment in an affiliated company consists of a 1/3-equity interest in VIKA Ltd., a Ukrainian closed stock company that owns rights to a quarry stone known as "Galactic Blue" on certain property located in Zhytomir, Ukraine.

(s)

HISTORICAL INFORMATION

Historical financial information reflects the reclassification of the business conducted by Rock of Ages Kentucky Cemeteries, LLC and the Autumn Rose quarry as discontinued operations (see note 16).

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

(2)	INTANGIBLES

Intangibles consist of the following at December 31, 2003 and 2002:

	ESTIMATED USEFUL LIFE	2003	2002

Covenants not to compete	5-11 Years	1,057,223	1,057,223
Less accumulated amortization		619,217	482,873

Total		$438,006	$574,350

Estimated future amortization expense related to covenants not to compete is as follows:

Year	(in thousands)

2004	29
2005	19
2006	16
2007	15
2008	15

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. The Company adopted SFAS 142 as of January 1, 2002. SFAS 142 requires goodwill and other intangible assets with indefinite lives to no longer be amortized, but instead be tested for impairment at least annually.

With the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, no adjustments were made to the amortization period or residual values of other intangible assets.

SFAS 142 provides a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication goodwill is impaired. To the extent an indication of impairment exists, the Company must perform a second test to measure the amount of impairment. The Company had two reporting units with goodwill, the Retail and Cemetery segments. The Company determined the fair value of each of these reporting units using a discounted cash flow analysis and compared such values to the respective reporting units' carrying amounts. This evaluation indicated goodwill recorded in the Retail and Cemetery segments was impaired as of January 1, 2002. As a result, the Company completed the second step of the goodwill impairment test to measure the amount of the impairment loss. Accordingly, the Company recognized a $34 million non-cash charge, recorded as of January 1, 2002, as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value.  Approximately $19 million of the goodwill write-down is deductible for taxes; therefore a deferred tax asset of $5.3 million has been recorded.

Conditions that contributed to the goodwill impairment in Retail were an underestimation of the amount of time required to fully integrate the branding strategy through the retail network and the difficulty in increasing profitability to the extent anticipated prior to acquisition. Conditions that contributed to the goodwill impairment in Cemeteries were lower than expected revenues and greater than expected selling and administrative costs, which the Company believes were, to some extent, temporary but significant enough to affect the fair value determination.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

The changes in the carrying amount of goodwill for the year ended December 31, 2002 were as follows:

	($ in thousands)
	Retail	Cemetery	Total

Balance as of December 31, 2001	$32,542	$1,239	$33,782
Impairment loss	(32,542)	(1,239)	(33,782)

Balance as of December 31, 2002	$—	$—	$—

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

The following table reconciles reported operating income, earnings before the cumulative effect of changes in accounting principles and net income to their respective pro forma balances adjusted to exclude amortization of goodwill, which is no longer amortized. Prior period results have been reclassified for discontinued operations.

	($ in thousands)
	Twelve Months Ended
	December 30,
	2003	2002	2001

Operating Income
Income from operations	$2,158	$5,429	$4,307
Add back: Goodwill amortization	—	—	1,003

Adjusted operating income	$2,158	$5,429	$5,310

Earnings Before Cumulative Effect of Changes in Accounting Principles
Net income from continuing operations before cumulative effect of changes in accounting principles	$1,109	$3,543	$1,125
Add back: goodwill amortization of tax effect	—	—	839

Adjusted earnings before changes in accounting principles	$1,109	$3,543	$1,964

Net Income (Loss)
Reported Net Income (Loss)	$1,447	$(24,915)	$433
Add back: goodwill amortization, net of tax effect	—	—	839
Add back: Cumulative effect of changes in accounting principles, net of tax effect- adoption of FAS 142	—	28,430	—

Adjusted Net Income	$1,447	$3,515	$1,272

Basic Earnings Per Share
Reported Net Income (Loss)	0.20	(3.17)	0.06
Goodwill amortization, net of tax effect	—	—	0.11
Cumulative effect of changes in accounting principles, net of tax effect - adoption of SFAS 142	—	3.62	—

Adjusted Net Income	0.20	0.45	0.17

Diluted Earnings Per Share
Reported Net Income (Loss)	$0.20	$(3.16)	$0.06
Goodwill amortization, net of tax effect	—	—	0.11
Cumulative effect of changes in accounting principles, net of tax effect - adoption of SFAS 142	—	3.61	—

Adjusted Net Income	$0.20	$0.45	$0.17

(3)	INVENTORIES

Inventories consist of the following at December 31, 2003 and 2002:

	2003	2002

Raw materials	$9,975,799	$9,847,285
Work-in-process	1,000,576	1,421,296
Finished goods and supplies	10,175,321	10,385,806

	$21,151,696	$21,654,387

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

In December 2002, the Company changed its method of accounting for granite block inventory from the first-in, first-out method to the specific annual average cost method. The Company believes this change is preferable because it more accurately measures the cost of the quarry inventory and more accurately matches quarrying costs with revenues resulting in an enhanced measurement of operating results. In accordance with generally accepted accounting principles, the Company implemented this change retroactively to January 1, 2002. The cumulative effect of the accounting change decreased retained earnings at January 1, 2002 by $280,521 (after reduction for income taxes of $107,000) and is included in net income in 2002. The effect of the change in 2002 was to decrease income before cumulative change in accounting principle by approximately $573,928 or $0.07 per share (after reduction for income taxes of $215,519).  Additional pro forma disclosures of the impact of the change in fiscal year 2001 as required under Accounting Principles Board Opinion No. 20, "Accounting Changes" are shown on the consolidated statements of operations.

(4)	COMMITMENTS AND CONTINGENCIES

Leases

The Company has several non-cancelable operating leases for vehicles, equipment and office space that expire over the next five years. Rental expense for all operating leases was $1,263,979, $1,149,537 and $1,221,751 during 2003, 2002 and 2001, respectively. Rental expense includes amounts for related party operating leases of $356,817, $516,491 and $419,659 in 2003, 2002 and 2001, respectively.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

YEAR ENDING DECEMBER 31:	RELATED PARTY	OTHER

2004	$248,086	$549,551
2005	173,873	457,890
2006	112,073	380,804
2007	106,670	300,817
2008	69,148	77,624
Thereafter	—	25,200

	$709,850	$1,791,886

The Company also is the lessor of various parcels of land, the leases, of which, expire at various times through 2008. Rental income was $47,962, $68,645 and $33,341 in 2003, 2002 and 2001, respectively. Future minimum rentals to be received under non-cancelable leases are as follows:

YEAR ENDING DECEMBER 31:

2004	$44,962
2005	43,593
2006	43,593
2007	16,269
2008	11,001

$159,418

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Purchase Commitment

In connection with the sale of the Lawson manufacturing plant in Barre, Vermont ("Lawson") (see note 16), the Company entered into a Supply Agreement with Adams Granite Co. The Company had agreed to purchase a minimum of $3,000,000 of monuments from Adams Granite Co. each year for a term of seven years with various stipulations as to variations from the "minimum order" and pricing agreements. If orders over a two-year period were less than the "minimum order," then the Company shall, at its sole option either place orders for monuments in the amount of the deficiency; or pay to Adams the gross margin that Adams would have realized had such orders been placed and filled. The gross margin used in this calculation will be Adams' average gross margin on sales of monuments to the Company over the prior two-year period.

The Supply Agreement with Adams Granite was amended on January 1, 2004, which reduced the minimum order obligation to $2,250,000 per year, plus or minus 10%. The minimum order for each year will be measured separately and any variance in one year will not be added to or subtracted from the minimum order obligation in any subsequent year. The remedy for placing less than the minimum order remained the same.

Litigation

The Company is party to legal proceedings that arise from time to time in the ordinary course of its business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company. One of the legal proceedings outstanding is a request for Arbitration ("Request") from its former distributor outside the United States, Eurimex, S. A. (now known as Granite Stone Business International) in connection with the termination by the Company of the distribution agreement for our Salisbury Pink granite. Eurimex has also claimed damages in connection with a distribution agreement for the Company's Bethel White granite, which agreement expired by its terms in 1998. Pursuant to those agreements, the arbitration will take place under the International Chamber of Commerce rules and will be held in Luxembourg.

The Request includes claims by Eurimex that the Company wrongfully terminated the Salisbury Pink and Bethel White agreements. The Request also alleges the Company violated antitrust laws under the European Community Treaty and United States antitrust laws. Eurimex has alleged it has suffered damages in excess of $30 million, and sought to have such damages trebled under U.S. antitrust laws. In subsequent pre-hearing submissions, however, Eurimex asserted damages of approximately $25.3 million, plus interest, "moral" damages, attorney's fees and costs and withdrew the claim under U.S. antitrust laws with prejudice.

We deny all of Eurimex's allegations and believe Eurimex has engaged in improper or unlawful practices in the sale of our products. The Company has answered Eurimex's Request and has brought certain counterclaims against Eurimex, including a claim for frivolous action. A preliminary scheduling conference was held on October 2, 2001 and both arbitral and subject matter jurisdictional issues were briefed. A second hearing on further procedural issues and jurisdiction was held on March 13, 2002. On July 1, 2002, the arbitral tribunal rendered a decision on the arbitral jurisdictional issues and found it has arbitral jurisdiction over all of the claims brought by Eurimex. The tribunal deferred ruling on whether it has subject matter jurisdiction over the claimant's U.S. antitrust law claims. On March 11, 2003, after the Company filed its First Pre-Hearing Submission, Eurimex withdrew all of its U.S. antitrust law claims. A hearing on the merits of the dispute was held in May 2003, at which time Eurimex confirmed its withdrawal of the U.S. antitrust laws claims was with prejudice. The parties filed post-hearing submissions on August 29,2003. The matter is now ripe for a decision on the merits by the arbitral tribunal. We had been advised by the arbitral tribunal at the conclusion of the hearing a decision would be rendered on or before November 30, 2003. On November 12, 2003, we were advised by the arbitral tribunal the deadline for decision in the case had been extended from November 30,2003 to February 29, 2004, as permitted by ICC rules. On February 9, 2004, the Company was advised by the arbitral tribunal the deadline for decision had been extended from February 29, 2004 to May 31, 2004, as permitted by ICC rules. The Company denies liability and will continue to vigorously defend the claims made by Eurimex. However, if the arbitral tribunal were to decide in favor of Eurimex, and award substantial damages, its business and financial condition would likely be materially adversely affected.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Kurtz Monument Company (Pennsylvania) v. Rock of Ages Corporation (Delaware) Case No. 03-510 U.S. District Court for the Western District of Pennsylvania. On April 22, 2003, Kurtz Monument Company filed a complaint against Rock of Ages alleging the Company breached certain terms of a sealed settlement agreement by engaging in conduct constituting commercial disparagement. Damages have not been specified. The Company believes this action by Kurtz Monument Company is without merit, deny liability and will continue to vigorously defend claims made by Kurtz Monument Company. On October 3, 2003, the Court dismissed all four of the counts of Kurtz's complaint, without prejudice to Kurtz to file an amended complaint. On November 10, 2003, Kurtz filed an amended complaint setting forth essentially the same facts as in the first complaint and alleging breach of contract, commercial disparagement, defamation and tortuous interference with prospective business advantage. Damages have not been specified. The parties are currently engaged in the discovery process.

(5)	LINES OF CREDIT

In 2002, the Company renegotiated its financing agreement with the CIT Group/Business Credit, Inc., which provides for an acquisition term loan line of credit of $30 million and a revolving credit facility of an additional $20 million. Fifty percent of each facility has been assigned to FleetBoston.  The Company currently has one term loan outstanding (term loan A) in the amount of $12.5 million; however, the agreement allows for additional term loans limited to two per calendar quarter of at least $500,000 each up to a maximum term loan line of credit of $30 million. Such loans and advances under the revolving credit facility are limited to $20 million based on eligible accounts receivable, inventory, and certain fixed assets. The interest rates on the term loan and revolving loan are affected by the Company's Funded Debt to Net Worth ratio.

The interest rate on term loans is based on a formula of prime less 0.25%, or, at the Company's election, the sum of 1.75% plus LIBOR. For the revolving credit facility the interest rate is based on the formula of prime less 0.50%, or at the Company's election, the sum of 1.50% plus LIBOR. For both the term and revolving facilities, if the LIBOR option is chosen, the Company must specify the amount and duration (30, 60 or 90 days) the debt will be subject to the LIBOR based rate and is obligated to pay the interest on the specified amount, even if the actual debt outstanding subsequently decreases below that specified amount.  No more than four LIBOR elections may be in effect at any one time.

Fees include a one-time fee of $135,000 (which was paid in full in 2002), an unused line fee whose rate is determined by the Company's Funded Debt to Net Worth Ratio and calculated on the unused portion of the revolving credit facility only, and a collateral management fee of $1,000 per month. Amounts outstanding were $4,751,405 and $12,500,000 and $0 as of December 31, 2003, and $4,385,486 and $12,500,000 and $0 as of December 31, 2002, on the revolving credit facility, term loan A and term loan B, respectively. The weighted average interest rate was 3.3% and 4.13% on the revolving credit facility in 2003 and 2002, respectively.

The financing agreements with banks contain various restrictive covenants with respect to the maintenance of financial ratios, capital additions, and other items. As of December 31, 2003 we were not in compliance with certain of the covenants and received an amendment to the credit facility, which provides a waiver of that covenant until September 30, 2004 when the Company believes it will be in compliance. As of December 31, 2003 the company is in compliance with all other debt covenants.

The Company's Canadian subsidiary also has a line of credit agreement with a lending institution. Under the terms of this agreement, a maximum of approximately $4,000,000 CDN may be advanced based on percentages of eligible accounts receivable, eligible inventory, and tangible fixed assets. The line of credit agreement will be reviewed at least annually for any revisions to the agreement, bears interest at the U.S. prime rate, and is secured by substantially all assets of the subsidiary. There were no amounts outstanding as of December 31, 2003 and 2002.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

(6)	LONG-TERM DEBT

Long-term debt at December 31, 2003 and 2002 consists of the following:

	2003	2002

Term loan, interest at 3.16% and 3.17% in 2003 and 2002, respectively (see note 5), due October 2007, secured by substantially all assets of the Company	$12,500,000	$12,500,000
Note payable - Dutton, interest at 6%, payable in monthly principal and interest payments of $674, unsecured, due December 2003	—	7,868
Note payable - Plante, interest at 8%, payable in monthly payments of $2,593 beginning February 2001, unsecured, due January 2021	288,780	296,352
Note payable - Anderson, payable with granite inventory at a set sales price of $14.50 per cubic foot at maximum sales of 1,500 cubic feet per month	—	143,106
Note payable - GMAC, interest at 0%, payable in monthly payments of $994, due November 2005, secured by equipment	21,872	34,795
Note payable - Audi Financial Services, interest at 2%, payable in monthly payments of $1,679, due February 2004, secured by equipment	3,388	23,256
Note payable - Toyota Financial Services, interest at 2.65%, payable in monthly installments of $467, due July 2005, secured by equipment	8,678	13,974
Note payable - GMAC, interest at 0%, payable in monthly installments of $797, due October 2004, secured by equipment	8,755	18,315

	12,831,473	13,037,666
Less current installments (including $143,106 in 2002 classified as liabilities held for sale)	37,899	205,312

Long-term debt, excluding current installments	$12,793,574	$12,832,354

Future maturities of the December 31, 2003 long-term debt are as follows:

YEAR ENDING DECEMBER 31:

2004	$37,899
2005	22,195
2006	9,762
2007	12,510,572
2008	11,450
Thereafter	239,595

$12,831,473

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

(7)	FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosures About the Fair Value of Financial Instruments, requires disclosure of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of the following disclosure the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation. Management has determined the carrying values of its financial assets and liabilities approximate fair value at December 31, 2003.

(8)	INCOME TAXES

Income from continuing operations before provision for income taxes, classified by source of income for the years ended December 31, 2003, 2002 and 2001 was as follows:

	2003	2002	2001

U.S.	$716,670	$3,816,429	$1,695,490
Foreign	970,453	1,090,791	1,218,512

Income from continuing operations before provision for income taxes and cumulative effect of changes in accounting principles	$1,687,123	$4,907,220	$2,914,002

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

A summary of the significant components of the provision for income taxes for the years ended December 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001

Current:
Federal	$(70,598)	$509,361	$1,078,668
State	123,750	183,123	191,057
Foreign	252,046	373,950	402,276

	305,198	1,066,434	1,672,001

Deferred:
Federal	(112,887)	172,714	103,923
State	329,324	128,600	49,604
Foreign	56,184	(3,790)	(36,163)

	272,621	297,524	117,364

Total provision for income taxes from continuing operations	577,819	1,363,958	1,789,365

Income taxes included in discontinued operations:
Current	(151,105)	(128,302)	16,096
Deferred	914,526	191,258	(189,061)

	763,421	62,956	(172,965)

Income taxes related to cumulative effect of changes in accounting principles	—	(5,459,151)	—

Income taxes included in other comprehensive income for pensions	71,694	(678,631)	—

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below:

	2003	2002

Deferred tax assets:
Accrued pension, accrued postretirement benefit cost and deferred compensation	$1,958,000	$2,046,000
Allowance for doubtful accounts	201,000	237,000
Accrued expenses	257,000	472,000
Inventories, principally due to additional costs inventoried for tax purposes pursuant to the Tax Reform Act of 1986	283,000	381,000
Prearranged deferred revenue	—	3,024,000
Names and reputations	3,646,000	4,027,000
Alternative minimum tax credits	3,433,000	3,878,000
Impairment charge	151,000	—
Charitable contribution limitation	32,000	—
State net operating loss carryovers	589,000	467,000

Total gross deferred tax assets	10,550,000	14,532,000
Less valuation allowance	(4,129,841)	(4,638,000)

Total net deferred tax assets	6,420,159	9,894,000

Deferred tax liabilities:
Cemetery property	—	(1,617,000)
Quarry development	(345,000)	(360,000)

Other liabilities	(11,000)	(55,000)
Property and equipment	(214,000)	(753,000)

Total gross deferred tax liabilities	(570,000)	(2,785,000)

Net deferred tax assets	$5,850,159	$7,109,000

SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not some or all of the deferred tax assets will not be realized. Deferred tax assets include significant alternative minimum tax credit carry-forwards, which have been fully reserved and may be carried forward indefinitely. Utilization of these alternative minimum tax credits is limited to future federal income tax in excess of the alternative minimum tax. Deferred tax assets also include state net operating loss carryovers, which have been fully reserved due to uncertainties regarding sufficient future state taxable income to utilize carryovers. Management believes it is more likely than not the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. The valuation allowance was reduced by $508,159 in 2003 primarily resulting from a $445,000 refund of previously paid alternative minimum tax created by carry back of the 2003 U.S. taxable loss.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

A reconciliation of differences between the statutory U.S. federal income tax rate on income from continuing operations before provision for income taxes, discontinued operations and cumulative effect of changes in accounting principles, and the Company's effective tax rate follows:

	2003		2002		2001

U.S. statutory rate	34.0%		34.0%		34.0%
State taxes, net of federal benefit	17.7%		4.2%		5.5%
Names and reputations	—		—		5.4%
Divestitures	—				43.6%
Change in valuation allowance	(30.2%	)	(5.4%	)	25.1%
Incremental U.S. tax on foreign earnings	17.0%		—		—
Other, primarily tax depletion	(4.3%	)	(5.0%	)	(52.2%	)

Effective tax rate	34.2%		27.8%		61.4%

Deferred taxes have, historically, not been provided on certain undistributed earnings of the Company's wholly owned Canadian subsidiary since the Company can control the distribution of such earnings and have determined such earnings will be reinvested indefinitely. Additional taxes could be due if these earnings were distributed. During 2002, the company received a $1,525,188 cash distribution from the Canadian subsidiary. No incremental U.S. taxes were due on this distribution as a result of available foreign tax credits and state tax losses. During 2003, the Company provided $286,000 for the estimated incremental U.S. taxes due upon the distribution of that portion of the undistributed earnings that are no longer expected to be permanently reinvested.

(9)	PENSION AND OTHER BENEFITS

The Company has a defined benefit pension plan covering substantially all of its Vermont based non-union employees. The benefits are based on years of service and the employee's compensation. The cost of this program is being funded currently.

The Company has salary continuation plans that cover certain employees who have deferred compensation agreements with the Company. Costs of its obligations are based on actuarial estimates. The net periodic costs are recognized as employees render the necessary services to earn the deferred compensation benefits. The Company reports both the deferred compensation plan and the key employee deferred salary plan in the column labeled Deferred Compensation Benefits in the following tables. Prior to 2003 the Company reported the present value of future payments for the key employee deferred salary plan separately. The Company has adjusted the 2002 column under Deferred Compensation Benefits in the following tables to reflect this change.

The Company also sponsors a defined benefit postretirement health care plan for certain early retirees and defined benefit postretirement group life insurance plans for all Vermont based union and non-union employees. The Company measures the cost of its obligation based on actuarial estimates. The net periodic costs are recognized as employees render the services necessary to earn the postretirement benefits.

The Company uses a measurement date of December 31 for substantially all of the pension, deferred compensation and postretirement benefit plans.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

	NON-UNION PENSION BENEFITS		DEFERRED COMPENSATION BENEFITS		OTHER BENEFITS

	2003	2002	2003	2002	2003	2002

CHANGE IN PROJECTED BENEFIT OBLIGATION:
Projected benefit obligation at beginning of year	$19,492,408	$17,891,727	$4,225,835	$2,354,092	$1,679,515	$1,716,638
Transfer of obligation	—	—	—	1,579,778	—	—
Service cost	532,789	474,830	188,519	108,835	20,830	15,916
Interest cost	1,270,576	1,246,009	317,168	278,454	112,350	106,745
Actuarial (gain)/loss	516,239	991,425	728,491	187,228	197,417	(44,396)
Benefits paid	(1,079,021)	(1,111,583)	(279,848)	(282,552)	(205,377)	(115,388)

Projected benefit obligation at end of year	$20,732,991	$19,492,408	$5,180,165	$4,225,835	$1,804,735	$1,679,515

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$14,161,582	$15,237,895	$—	$—	$—	$—
Actual return on plan assets	2,862,549	(1,380,533)	—	—	—	(15,020)
Employer contribution	989,735	1,415,803	279,848	282,552	205,377	130,408
Benefits paid	(1,079,021)	(1,111,583)	(279,848)	(282,552)	(205,377)	(115,388)

Fair value of plan assets at end of year	$16,934,845	$14,161,582	$—	$—	$—	$—

Funded status	$(3,798,146)	$(5,330,826)	$(5,180,165)	$(4,225,835)	$(1,804,735)	$(1,679,515)
Unrecognized net actuarial (gain)/loss	3,389,704	4,720,331	1,156,323	475,209	346,147	150,539
Unrecognized prior service cost	829,463	969,986	74,295	104,642	—	—
Unrecognized transition obligation	—	61,170	—	—	631,358	694,494

Net amount recognized	$421,021	$420,661	$(3,949,547)	$(3,645,984)	$(827,230)	$(834,482)

Amounts recognized in the consolidated balance sheet consists of:
Prepaid (Accrued) benefit liability	$(1,490,497)	$(2,690,765)	$(5,423,075)	$(4,156,183)	$(827,230)	$(834,482)
Intangible asset	829,463	1,031,156	74,295	104,642	—	—
Accumulated other comprehensive income	1,082,055	2,080,270	1,399,233	405,557	—	—

Net amount recognized	$421,021	$420,661	$(3,949,547)	$(3,645,984)	$(827,230)	$(834,482)

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
Discount rate	6.25%	6.75%	6.25%	6.75%	6.25%	6.75%
Expected return on plan assets	8.00%	9.00%	N/A	N/A	N/A	N/A
Rate of compensation increase	3.00%	4.00%	4.00%	4.50%	4.00%	4.00%

For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003, 8% for 2004, 7% for 2005, 6% for 2006 and 5% for 2007 and thereafter.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

	NON-UNION PENSION BENEFITS			DEFERRED COMPENSATION BENEFITS			OTHER BENEFITS

	2003	2002	2001	2003	2002	2001	2003	2002	2001

COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$532,789	$474,830	$434,532	$188,519	$108,835	$30,374	$20,830	$15,916	$21,488
Interest cost	1,270,576	1,246,009	1,229,210	317,168	278,454	162,798	112,350	106,745	116,099
Expected return on plan assets	(1,211,762)	(1,361,451)	(1,446,000)	—	—	—	—	—	—
Amortization of prior service cost	140,523	140,523	130,404	30,347	112,444	112,444	—	—	—
Amortization of transition obligation	61,170	104,244	104,244	—	4,783	6,165	63,136	63,136	63,136
Recognized net actuarial loss	196,079	—	—	47,377	—	20,766	1,809	—	—

Net periodic benefit cost	$989,375	$604,155	$452,390	$583,411	$504,516	$332,547	$198,125	$185,797	$200,723

The Company has multiple postretirement benefit plans. The health care plan covers a closed group of retirees selected by the Company and benefits for all but two of the participants cease at age 65. The life insurance plan covers all Vermont based employees; non-union employee coverage is 50% of the group insurance coverage the employee had prior to retirement (but not more than $60,000) and union employee coverage is $6,000. The life insurance plan assumes a 4.0% rate of compensation increase for all years.

Assumed health care trends do not have a significant effect on the amounts reported for the health care plan.

The accumulated benefit obligation for the defined benefit pension plans (both the defined benefit pension plan and the defined benefit post-retirement health and life plans) was $20.3 million and $18.5 million at December 31, 2003 and 2002, respectively.

Plan Assets

The fair value of plan assets for the defined benefit pension plan as of December 31, 2003 was $16.9 million. The following table sets forth the actual asset allocation for the U.S. plan assets:

	2003	2002	Target Range

Equities	58%	53%	50% - 70%
Convertible securities & real estate	11%	11%	5% - 15%
Fixed income	26%	30%	25% - 35%
Cash equivalents	5%	6%	0 - 5%

The Company invests its equity holdings primarily in mutual funds which are diversified among the spectrum of value and growth, large, medium and small cap, domestic and foreign securities, as appropriate, to achieve the objective of a balanced portfolio, which optimizes the expected returns and volatility in the various asset classes. In general, the majority of the equity investments will be large cap domestic funds.

The convertible securities and real estate investments are through the use of a collective fund and a REIT-based mutual fund, respectively.

The fixed income holdings are in the form of separately managed corporate and government bonds, convertible bonds, common trust funds or mutual funds. Separately managed debt instruments are to have a quality rating of A or better at the time of purchase. The duration of the fixed income portfolio is to be maintained within a tolerance of +/- 15% of the duration of the Lehman Bros. Aggregate Index.

Cash equivalents are held in money market funds.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

The Company prohibits certain transactions in its plan including, but not limited to: short sales, commodities, transactions on margin, letter stock, unregistered or restricted stock, private placements, and derivative securities.

The Company determines its investment strategies based on the composition of the beneficiaries in its defined benefit plans and the relative time horizons that those beneficiaries receive payouts from the plan. In addition, the Company receives advice from the plan administrator regarding market conditions, which, taken together with the characteristics of the plan, result in the investment strategy.

To develop the Company's expected long-term rate of return assumption on plan assets, the Company uses long-term historical return information for the targeted asset mix. Adjustments are made to the expected long-term rate of return assumption when deemed necessary based upon revised expectations of future investment performance of the overall capital markets. The expected long-term rate of return assumption used in computing 2003 net periodic pension cost for the U.S. plans was 8.5 percent.

Contributions

The Company expects to contribute approximately $800,000 to the defined benefit pension plan during 2004.

UNION PENSION BENEFITS

In July 1999, Vermont based union employees became participants in Steelworkers Pension Trust. The Company contributes amounts as required by the union contract. The amount charged to operations in the accompanying consolidated statements of operations was $425,078, $469,499 and $620,066 in 2003, 2002 and 2001, respectively.

DEFERRED COMPENSATION BENEFITS

In addition to the deferred compensation benefits under its salary continuation plan, The Company has deferred compensation agreements with certain employees including former stockholders of acquired companies. The present value of the future payments under these agreements was $724,059, $709,450 and $714,871 as of December 31, 2003, 2002 and 2001, respectively. Total annual payments of $288,704 begin and end at various dates from 1997 to 2017. One of these agreements is partially paid through benefits paid by the Company into the defined pension plan; therefore, the payment amount changes annually based on actuarial estimates.

The Company's Canadian subsidiary has deferred compensation agreements with three former employees. The present value of the future payments under these agreements was $178,645 and $181,382 as of December 31, 2003 and 2002. Total annual payments of $38,132 begin and end at various dates through 2023.

401(k) BENEFITS

The Company maintains a 401K plan for all full-time, permanent, U.S. employees. Employees are eligible to join on the first of the quarter following their first full year of service. The Company makes matching contributions equal to a percentage of the employee's deferrals. The Company's contributions to the 401K plan were $195,201, $200,119 and $311,582 in 2003, 2002 and 2001, respectively.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

(10)	STOCK-BASED EMPLOYEE COMPENSATION

Under the terms of the Amended and Restated 1994 Stock Plan, 1,500,000 options were reserved for issuance to key employees and directors to purchase equivalent shares of common stock. The options granted prior to 1999 have a five-year term and vest at 20% per year, options granted in 1999 and 2000 have a four-year term and vest at 25% per year, and options granted in 2002 have a 10 year term and vest at 20% per year after the first year.

The following table sets forth the stock option transactions for the years ended December 31, 2003, 2002 and 2001:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE

Outstanding, December 31, 2000	833,082	$4.45
Granted during 2001	—	—
Exercised during 2001	(320,582)	(3.70)
Surrendered during 2001	(95,000)	(3.81)

Outstanding, December 31,2001	417,500	$5.16
Granted during 2002	355,000	5.98
Exercised during 2002	(50,002)	(4.58)
Surrendered during 2002	(188,333)	(5.27)

Outstanding, December 31, 2002	534,165	5.86
Granted during 2003	—	—
Exercised during 2003	(23,832)	(4.94)
Surrendered during 2003	—	—

Outstanding, December 31, 2003	510,333	5.91

Exercisable, December 31, 2003	274,333	$5.84
Weighted average remaining contractual life	4.9 years

		WEIGHTED AVERAGE		OPTIONS EXERCISABLE

EXERCISE PRICE	NUMBER OF OPTIONS OUTSTANDING	EXERCISE PRICE	REMAINING CONTRACTUAL LIFE	NUMBER	WEIGHTED AVERAGE EXERCISE PRICE

$4.94	190,333	$4.94	.5 Years	190,333	$4.94
$5.98	295,000	$5.98	8.1 Years	59,000	$5.98
$12.38	25,000	$12.38	0.2 Years	25,000	$12.38

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

(11)	RELATED PARTY TRANSACTIONS

The Company is related through common ownership with several companies. The transactions with related parties, included in the consolidated statements of operations, are as follows for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001

Sales to related parties	$40,795	$12,284	$25,223
Purchases from related parties	81,002	32,092	12,842

Amounts due from/(to) related parties as of December 31, 2003 and 2002 are as follows:

	2003	2002

Due from/(to) Swenson Granite Company, LLC	$(7,982)	$(9,027)
Due from Rock of Ages Asia	65,902	80,883
Due from VIKA	224,700	—

	$282,620	$71,856

See note 4 for operating lease obligations with related parties.

(12)	UNAUDITED QUARTERLY SUMMARY INFORMATION

The following is a summary of unaudited quarterly summary information for the years ended December 31, 2003, 2002 and 2001 (in thousands, except per share data):

	NET REVENUES	NET INCOME (LOSS)	NET INCOME (LOSS) PER SHARE	NET INCOME (LOSS) PER SHARE - ASSUMING DILUTION

2003 Quarters:
First	$9,572	(4,881)	(0.68)	(0.68)
Second	26,109	1,353	0.18	0.18
Third	23,144	911	0.13	0.13
Fourth (1)	25,592	4,064	0.57	0.57

Total	$84,417	1,447	0.20	0.20

2002 Quarters (2):
First (3)	$11,119	(32,435)	(4.13)	(4.12)
Second	28,110	3,848	0.49	0.49
Third	22,985	1,674	0.21	0.21
Fourth	25,501	1,998	0.26	0.26

Total	$87,715	(24,915)	(3.17)	(3.16)

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 20014

NOTES:

The Company has historically experienced certain seasonal patterns, primarily due to weather conditions affecting operations in Vermont and Canada and the setting of memorials in cemeteries located in northern regions.

(1)	Net income for the fourth quarter of 2003 includes a gain on the sale of the Cemeteries, net of taxes, of $1,139,000.

(2)

The 2002 quarterly results have been restated to reflect revenue from the Autumn Rose quarry and the Cemeteries as discontinued operations. The effect of this reclassification was a reduction of net revenues of $4.8 million for 2002.

(3)

The 2002 first quarter results reflect a $34 million non-cash charge recorded as of January 1, 2002, which is the cumulative effect of the write-down of goodwill to its fair value, less a deferred tax asset related thereto of $5.3 million, plus the cumulative effect of the change in valuing quarry inventory of $280,521, net of tax effect of $107,000 (see notes 2 and 3).

(13)	EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for net income for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001

Numerator:
Income available to common shareholders used in basic and diluted earnings per share	$1,447,205	$(24,915,211)	$432,778

Denominator:
Denominator for basic earnings per share:
Weighted average shares	7,181,545	7,847,821	7,605,785
Effect of dilutive securities:
Stock options	37,833	32,340	70,205

Denominator for diluted earnings per share:
Adjusted weighted average shares	7,219,378	7,880,161	7,675,990

Basic earnings per share	$0.20	$(3.17)	$0.06

Diluted earnings per share	$0.20	$(3.16)	$0.06

Options to purchase 320,000, 320,000 and 25,000 shares of Class A common stock at exercises prices ranging from $5.98 to $12.38 per share were outstanding in 2003, 2002 and 2001,but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares during those years.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

(14)	SEGMENT INFORMATION

The Company is organized based on the products and services it offers. Under this organizational structure, the Company operates in three segments: quarrying, manufacturing and retailing.

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

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

The following is the segment information for the years ended December 31, 2003, 2002 and 2001 (in thousands):

2003	QUARRYING	MANUFACTURING	RETAILING	CORPORATE OVERHEAD	TOTAL

Total net revenues	$30,190	$29,674	$35,663	$—	$95,527
Inter-segment net revenues	1,809	9,301	—	—	11,110

Net revenues	28,381	20,373	35,663	—	84,417

Total gross profit	11,829	5,753	19,758	—	37,340
Inter-segment gross profit	651	(21)	(630)	—	—

Gross profit	11,178	5,774	20,388	—	37,340

Selling, general and administrative expenses	5,596	3,794	21,100	4,692	35,182

Income (loss) from operations	$5,582	$1,980	$(712)	$(4,692)	$2,158

2002	QUARRYING	MANUFACTURING	RETAILING	CORPORATE OVERHEAD	TOTAL

Total net revenues	$31,208	$28,052	$38,448	$—	$97,708
Inter-segment net revenues	1,667	8,326	—	—	9,993

Net revenues	29,541	19,726	38,448	—	87,715

Total gross profit	13,717	5,496	20,754	—	39,967
Inter-segment gross profit	585	(25)	(560)	—	—

Gross profit	13,132	5,521	21,314	—	39,967

Selling, general and administrative expenses	4,992	3,376	20,896	5,274	34,538

Income (loss) from operations	$8,140	$2,145	$418	$(5,274)	$5,429

2001	QUARRYING	MANUFACTURING	RETAILING	CORPORATE OVERHEAD	TOTAL

Total net revenues	$28,340	$31,446	$43,159	$—	$102,945
Inter-segment net revenues	2,836	9,218	—	—	12,054

Net revenues	25,504	22,228	43,159	—	90,891

Total gross profit	12,565	5,249	24,531	—	42,345
Inter-segment gross profit	1,103	(173)	(930)	—	—

Gross profit	11,462	5,422	25,461	—	42,345

Selling, general and administrative expenses	4,388	4,833	22,555	3,728	35,504
Loss on disposal of assets	197	2,337	—	—	2,534

Income (loss) from operations	$6,877	$(1,748)	$2,906	$(3,728)	$4,307

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Net revenues by geographic area are as follows for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001

Net revenues (1):
United States	$77,578	$79,695	$82,902
Canada	6,797	8,020	7,989
Ukraine	42	—	—

Total net revenues	$84,417	$87,715	$90,891

(1)	Net revenues are attributed to countries based on where product is produced.

Long-lived assets by geographic area are as follows as of December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002

Long-lived assets:
United States	$39,473	$41,686
Canada	3,022	2,235

Total long-lived assets	$42,495	$43,921

(15)	ACQUISITIONS

On January 3, 2001, the Company acquired 16 cemeteries and one granite retailer in Kentucky. The aggregate purchase price was approximately $7.5 million consisting of $7 million in cash and an additional consideration amount of $558,000 was classified as other liabilities payable in four annual installments commencing December 2001. The acquisition was accounted for by the purchase method of accounting. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by management based on information currently available and on current assumptions as to future operations which had resulted in $1,271,150 of cost in excess of net assets acquired, which was subsequently written off upon adoption of SFAS 142.

(16)	ASSETS HELD FOR SALE AND ASSETS SOLD

In December 2003, the company decided to sell the Autumn Rose quarry in Mill Creek, Oklahoma. This decision represents a disposal of long-lived assets under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, results of this quarry have been classified as discontinued operations and prior periods have been restated to reflect this reclassification. The Company determined the carrying value of the quarry exceeded its fair value and an after tax impairment charge of $489,000 was recognized in discontinued operations. These quarry assets have been classified as "assets held for sale" in the current assets section of the balance sheet as of December 31, 2003. For business reporting purposes, the Autumn Rose quarry was previously classified in the Quarrying segment.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

On December 17, 2003, the Company completed the sale of substantially all of the assets of Rock of Ages Kentucky Cemeteries, LLC. The decision was made to allow the company to concentrate on its core businesses, quarrying, manufacturing and retailing, freeing up resources to pursue other growth strategies. The Company expects to continue to sell upright memorials in those cemeteries through its relationship with the buyer, Saber Management, LLC. The decision to sell this company represents a disposal of long-lived asset and disposal group under SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, results of this business have been classified as discontinued operations, and prior periods have been restated to reflect this reclassification. The sales price for the cemetery assets and properties was $6,750,000, consisting of $1,500,000 paid in cash and the balance payable by promissory note, payable in full on January 15, 2004. The promissory note was secured by a first priority mortgage and lien against all of the assets sold, and guaranties by Saber's parent company and principal. The promissory note was paid in full on January 2, 2004. The Company reported a gain on the sale of the cemeteries in 2003 of $1,139,000, after taxes, which is included in discontinued operations in 2003. For business reporting purposes, Rock of Ages Kentucky Cemeteries was previously classified in the Cemeteries segment.

Operating results from the Autumn Rose Quarry and Rock of Ages Kentucky Cemeteries, LLC for the years ended December 31, 2003, 2002 and 2001 were as follows (in thousands):

	Years Ended December 31,

Autumn Rose Quarry	2003	2002	2001

Net Sales	$305	$194	$271
Gross Profit	(85)	(148)	(115)
Pretax income (loss)	(85)	(148)	(115)
Income tax (benefit) expense	(17)	(30)	(23)
Net income (loss)	(68)	(118)	(92)

Rock of Ages Kentucky Cemeteries, LLC
Net Sales	3,823	4,604	3,143
Gross Profit	1,262	2,009	818
Pretax income (loss)	(316)	463	(749)
Income tax (benefit) expense	(71)	93	(150)
Net income (loss)	(245)	370	(599)

The total income from discontinued operations for 2003 is net of the Autumn Rose impairment loss and the gain on the sale of the cemeteries. Discontinued operations also includes interest expense of $201,000, $216,000 and $365,000 for 2003, 2002 and 2001, respectively.

Assets and liabilities of Autumn Rose Quarry and Rock of Ages Cemeteries, LLC were as follows (in thousands):

	December 31,
Autumn Rose Quarry	2003	2002

Current assets	$817	$230
Property, plant and equipment, net	—	1,384
Total assets	817	1,614
Current liabilities	17	143
Total liabilities	17	143

Rock of Ages Kentucky Cemeteries, LLC
Current assets	—	2,162
Property, plant and equipment, net	—	5,150
Other assets	—	21,607
Total assets	—	28,919
Current liabilities	—	2,289
Other liabilities	—	26,853
Total liabilities	—	29,142

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

In October 2001, the Company entered into an agreement to sell the Lawson manufacturing plant in Barre, Vermont. In connection with this sale, it was determined the values of certain assets had been impaired. At December 31, 2001, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company recorded a non-cash charge related to the impairment of assets of $800,003. These assets held for sale had been grouped together and classified as "assets held for sale" in the current assets section of the balance sheet as of December 31, 2001. Assets held for sale have been written down to their realizable values based upon expected sale proceeds. The Lawson sale was completed in January 2002.

During the third quarter of 2001, the Company completed the sale of the SMI and Childs manufacturing plants and the Royalty and Millstone quarries in Elberton Georgia in which cash of $3,250,000 was received and a note receivable was recorded for $1,640,000 in exchange for $6,121,693 of assets. Closing costs of $287,467 were also incurred. The loss on sale of assets reported for the year ended December 31, 2001 includes a non-tax deductible disposal of intangible assets of approximately $3.7 million. Taxable income resulted from the sale of inventory and property and equipment, the impact of which was recorded in the three months ended September 30,2001.

During the second quarter of 2001, the Company sold an idled Saw Plant in Barre, Vermont in which cash of $300,505 was received in exchange for $515,433 of assets. The loss on the sale was included in the 2001 Statement of Operations as a loss on disposal of assets.

INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION

The Board of Directors
Rock of Ages Corporation:

Under date of February 20, 2004, we reported on the consolidated balance sheets of Rock of Ages Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule referred to as "Schedule II - Valuation and Qualifying Accounts and Reserves." This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
/s/ KPMG LLP

February 20, 2004
Burlington, Vermont

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts and Reserves

Years ended December 31, 2003, 2002 and 2001

(In Thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	INCREASE DUE TO ACQUISITIONS	CHARGED TO COSTS AND EXPENSES	DEDUCTIONS	BALANCE AT END OF PERIOD

2003
Allowances for doubtful accounts	$1,046	—	655	961	740

2002
Allowances for doubtful accounts	$1,548	—	675	1,177	1,046

2001
Allowances for doubtful accounts	$1,303	534	743	1,032	1,548

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

 Date: March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 31, 2003.

SIGNATURE	TITLE

/s/Kurt M. Swenson	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Kurt M. Swenson

/s/ Douglas S. Goldsmith	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Douglas S. Goldsmith

/s/Richard C. Kimball	Director, Chief Strategic and Marketing Officers
Richard C. Kimball

/s/James L. Fox	Director
James L. Fox

/s/ Douglas M. Schair	Director
Douglas M. Schair

/s/Charles M. Waite	Director
Charles M. Waite

/s/Frederick E. Webster Jr.	Director
Frederick E. Webster Jr.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1

Form of Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

3.2

Amended and Restated By-laws of the Company (as amended through April 6, 1999) (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly report on Form 10-Q for the quarterly period ended March 31, 1999 and filed with the Securities and Exchange Commission on May 17, 1999)

4.

Specimen Certificate representing the Class A Common Stock (incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.1*

Rock of Ages Corporation Amended and Restated 1994 Stock Plan (as amended through October 26, 1998) (incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and filed with the Securities and Exchange Commission on March 31, 1999)

10.2*

Rock of Ages Corporation Key Employees Deferred Salary Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and filed with the Securities and Exchange Commission on November 14, 2002)

10.3*

Employment Agreement of Kurt M. Swenson (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.4*

Employment Agreement of Peter Friberg dated August 28, 2001 (incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and field with the Securities and Exchange Commission on March 31, 2003)

10.5*

Separation Agreement and General Release between the Company and John L. Forney dated July 23, 2002 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and filed with the Securities and Exchange Commission on August 14, 2002)

10.6*

Form of Salary Continuation Agreement (incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.7

Form of Collective Bargaining Agreement dated May 1, 2003 by and between Rock of Ages Corporation and the United Steelworkers of America, AFL-CIO-CLC on behalf of Amalgamated Local #4 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and filed with the Securities and Exchange Commission on August 13, 2003)

10.8

Form of Collective Bargaining Agreement dated April 28, 2003 by and between Rock of Ages Corporation-Quarries Division and the United Steelworkers of America, AFL-CIO-CLC on behalf of Amalgamated Local #4 (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and filed with the Securities and Exchange Commission on August 13, 2003)

10.9

Form of Collective Bargaining Agreement dated April 26, 2003 by and between Rock of Ages Corporation and the Granite Cutter's Association (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and filed with the Securities and Exchange Commission on November 13, 2003)

10.10

Form of Side Letter Agreement dated April 26, 2003 by and between the Granite Cutter's Association and Rock of Ages Corporation (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and filed with the Securities and Exchange Commission on November 13, 2003)

10.11

Credit Facility dated as of June 25, 1997 between Royal Bank of Canada and Rock of Ages Canada, Inc., Rock of Ages Quarries Inc. and Rock of Ages Canada Inc. (incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.12

Financing Agreement dated December 17, 1997 by and between The CIT Group/Business Credit, Inc., Rock of Ages Corporation, Royalty Granite Corporation, Carolina Quarries, Inc., Pennsylvania Granite Corp., Childs & Childs Granite Company, Inc., Southern Mausoleums, Inc. and Rock of Ages Memorials LLC (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and filed with the Securities and Exchange Commission on March 31, 1998)

10.13

Fifth Amendment to Financing Agreement dated as of October 25, 2002, by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarry, Inc., Pennsylvania Granite Corp., Keith Monument Company, LLC, Rock of Ages Memorials, Inc. and Sioux Falls Monument Co. (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and filed with the Securities and Exchange Commission on November 14, 2002)

10.14

Sixth Amendment to Financing Agreement dated as of November 11, 2003, by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarry, Inc., Pennsylvania Granite Corp., Keith Monument Company, LLC, Rock of Ages Memorials, Inc. and Sioux Falls Monument. Co.

10.15

Seventh Amendment to Financing Agreement dated as of February 17, 2004, by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarry, Inc., Pennsylvania Granite Corp., Keith Monument Company, LLC, Rock of Ages Memorials, Inc. and Sioux Falls Monument Co.

10.16

Letter Agreement dated August 8, 2003 by and between Rock of Ages Corporation, CIT Business Credit and Fleet National Bank (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and filed with the Securities and Exchange Commission on August 13, 2003)

10.17

Letter Agreement dated November 11, 2003 by and between Rock of Ages Corporation, CIT Business Credit and Fleet National Bank (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and filed with the Securities and Exchange Commission on November 13, 2003)

10.18

Supply Agreement dated as of September 7, 2000 by and between Keystone Memorials, Inc. and Rock of Ages Corporation (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on March 31, 2001)

10.19

Supply Agreement dated as of January 11, 2002 by and between Rock of Ages Corporation and Adams Granite Co., Inc. (incorporated herein by reference to exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and filed with the Securities and Exchange Commission on April 1, 2002)

10.20

Supply Agreement dated as of August 20, 2001 by and between Rock of Ages Corporation, Keystone Memorials, Inc. and IMEX International, Inc. (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and filed with the Securities and Exchange Commission on April 1, 2002)

10.21	Amendment to Supply Agreement dated as of January 1, 2004 by and between Rock of Ages Corporation and Adams Granite Co., Inc.

10.22

Promissory Note dated January 11, 2002 in the amount of $250,000 from Adams Granite Company, Inc. to Rock of Ages Corporation (incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and filed with the Securities and Exchange Commission on April 1, 2002)

10.23

Promissory Note dated October 26, 2001 in the amount of $800,000 from Mize Acquisition, Inc. to Rock of Ages Corporation (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and filed with the Securities and Exchange Commission on April 1, 2002)

10.24

Promissory Note dated August 20, 2001 in the amount of $840,000 from Keystone Memorials, Inc. to Rock of Ages Corporation (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,2001 and filed with the Securities and Exchange Commission on April 1, 2002)

10.25

Asset Purchase Agreement dated July 28, 2003 by and between Rock of Ages Kentucky Cemeteries, LLC and Saber Management, LLC (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and filed with the Securities and Exchange Commission on August 13, 2003)

10.26

Assignment to Asset Purchase Agreement dated August 27, 2003 by and between Saber Management, LLC and Saber Management-Kentucky, LLC (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and filed with the Securities and Exchange Commission on November 13, 2003)

10.27

Extension Agreement dated September 30, 2003 by and between Rock of Ages Kentucky Cemeteries, LLC and Saber Management-Kentucky, LLC (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and filed with the Securities and Exchange Commission on November 13, 2003)

11.	Statement re: computation of per share earnings (incorporated herein by reference to Note (1)(q) of the Company's consolidated financial statements (filed herewith))

18.

Letter re: Change in Accounting Principles (incorporated herein by reference to Exhibit 18 to the Company's Annual Report on Form 10-K and filed with the Securities and Exchange Commission on March 31, 2003)

21.	Subsidiaries of the Company

23.	Consent of KPMG LLP

31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________

*  This exhibit is a management contract or compensatory plan or arrangement.

INDEX

BUSINESS
PROPERTIES
LEGAL PROCEEDINGS
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
CONTROLS AND PROCEDURES
DIRECTORS AND EXECUTIVE OFFICERS
EXECUTIVE COMPENSATION
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS
PRINCIPAL ACCOUNTANT FEES AND SERVICES
EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
INDEPENDENT AUDITORS REPORT
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders Equity and Comprehensive Income (Loss)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
INDEPENDENT AUDITORS REPORT ON SUPPLEMENTARY INFORMATION
Schedule II - Valuation and Qualifying Accounts and Reserves
SIGNATURES
EXHIBIT INDEX