Form 10-Q
period 2004-03-31
ROCK OF AGES CORP
filed 2004-05-14
CIK 84581

Click here to go to the Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 13, 2004, 4,528,467 shares of Class A Common Stock, par value $0.01 per share, and 2,738,596 shares of Class B Common Stock, par value $0.01 per share, of Rock of Ages Corporation were outstanding.

ROCK OF AGES CORPORATION

INDEX

Form 10-Q for the Quarterly Period
Ended March 31, 2004

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Rock of Ages Corporation ("Rock of Ages" or the "Company") to differ materially from those contained in such statements. All statements other than statements of historical fact could be deemed forward-looking statements, and may include projections of revenue, gross profit, expenses, earnings or losses from operations or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions may include the challenge of continuing to build and grow Rock of Ages' retail distribution systems through referral relationships, retail acquisitions and new store openings; uncertainties involving quarry yields and demand for Rock of Ages' dimension stone; and other risks and uncertainties described herein, including, but not limited to the items discussed in "Risk Factors That May Affect Future Results" in Item 2 of this report, and that are otherwise described from time to time in Rock of Ages' reports filed with the Securities and Exchange Commission reports filed after this report.

We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statement

ROCK OF AGES CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in thousands)
(Unaudited)

	March 31,	December 31,
	2004	2003

ASSETS
Current Assets:
Cash and cash equivalents	$3,333	$3,227
Trade receivables, net	11,458	15,587
Inventories	22,234	21,151
Prepaid & refundable income taxes	1,668	409
Due from affiliates	257	216
Deferred tax assets	721	721
Note Receivable	—	5,250
Other current assets	4,507	3,665
Assets held for sale	745	817

Total current assets	44,923	51,043

Property, plant and equipment, net	43,514	42,495
Cash surrender value of life insurance, net	728	728
Intangible assets, net	428	438
Debt issuance costs, net	228	244
Due from affiliates	65	66
Deferred tax assets	5,131	5,129
Intangible pension asset	904	904
Other	1,448	1,306

Total assets	$97,369	$102,353

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under lines of credit	$—	$4,751
Current installments of long-term debt	32	38
Current installments of deferred compensation	326	327
Trade payables	2,165	1,651
Accrued expenses	3,626	4,312
Customer deposits	10,407	7,104
Liabilities held for sale	—	17

Total current liabilities	16,556	18,200

Long-term debt, excluding current installments	12,787	12,794
Deferred compensation	6,173	5,999
Accrued pension cost	1,516	1,490
Accrued postretirement benefit cost	827	827
Other	71	74

Total liabilities	37,930	39,384

Commitments
Stockholders' equity:
Preferred stock - $.01 par value; 2,500,000 shares authorized, no shares issued or outstanding
Common Stock - Class A, $.01 par value; 30,000,000 shares authorized 4,482,668 and 4,442,668 shares issued and outstanding	45	44
Common Stock - Class B, $.01 par value; 15,000,000 shares authorized 2,756,395 shares issued and outstanding	28	28
Additional paid-in capital	65,931	65,878
Accumulated deficit	(5,491)	(2,067)
Accumulated other comprehensive loss	(1,074)	(914)

Total stockholders' equity	59,439	62,969

Total liabilities and stockholders' equity	$97,369	$102,353

**SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ROCK OF AGES CORPORATION
 CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2004	2003

Net Revenues:
Quarrying	$4,532	$2,856
Manufacturing	3,232	3,579
Retailing	4,398	3,137

Total net revenues	12,162	9,572

Gross Profit:
Quarrying	350	(618)
Manufacturing	644	873
Retailing	2,203	1,224

Total gross profit	3,197	1,479

Selling, general and administrative expenses:
Quarrying	842	1,329
Manufacturing	857	837
Retailing	4,577	4,343
Corporate overhead	1,291	1,246

Total selling, general and administrative expenses	7,567	7,755

Loss from continuing operations before interest and income taxes	(4,370)	(6,276)

Interest expense	136	149

Loss from continuing operations before income taxes	(4,506)	(6,425)

Income tax benefit	(1,120)	(1,543)

Loss from continuing operations	$(3,386)	$(4,882)
Discontinued operations	(38)	1

Net loss	$(3,424)	$(4,881)

Net loss per share - basic:
Net loss from continuing operations	$(0.47)	$(0.68)
Discontinued operations	(0.00)	(0.00)

Net loss per share - basic	$(0.47)	$(0.68)

Net loss per share - diluted:
Net loss from continuing operations	$(0.47)	$(0.68)
Discontinued operations	(0.00)	(0.00)

Net loss per share - diluted	$(0.47)	$(0.68)

Weighted average number of common shares outstanding - basic	7,215	7,186
Weighted average number of common shares outstanding - diluted	7,215	7,186

**SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2004	2003

Cash flows from operating activities:
Net loss	$(3,424)	$(4,881)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	821	943
Cash surrender value of life insurance	—	24
Deferred taxes	(2)	166
Changes in assets and liabilities:
Decrease in trade receivables	4,129	4,286
Increase in prearranged receivables	—	(27)
Increase in due from related parties	(39)	(12)
Increase in inventories	(1,013)	(1,422)
Increase in other current assets	(842)	—
Decrease in cemetery property	—	38
Increase in other assets	(142)	(384)
Decrease in trade payables, accrued expenses and income taxes payable	(1,448)	(3,699)
Increase in customer deposits	3,303	2,871
Increase in deferred compensation and pension	199	82
Decrease in prearranged deferred revenue	—	(185)
Increase (decrease) in other liabilities	(3)	106

Net cash provided by (used in) operating activities	1,539	(2,094)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,871)	(1,147)
Increase in intangible assets	—	(5)
Collection of note receivable	5,250	—

Net cash provided by (used in) investing activities	3,379	(1,152)

Cash flows from financing activities:
Net borrowings (repayments) under lines of credit	(4,751)	468
Principal payments on long-term debt	(13)	(18)
Common stock repurchased	—	(2,603)
Stock options exercised	197	—
Dividends paid on common stock	(144)	(71)

Net cash used in financing activities	(4,711)	(2,224)

Effect of exchange rate changes on cash	(101)	285

Net increase (decrease) in cash and cash equivalents	106	(5,185)

Cash and cash equivalents, beginning of period	3,227	6,185

Cash and cash equivalents, end of period	$3,333	$1,000

Supplemental cash flow information:
Cash paid during the quarter for:
Interest	136	149
Income taxes	131	155

**SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K (SEC File No. 000-29464, filed March 30, 2004).

(2)	Discontinued Operations

In December 2003, the Company decided to sell the Autumn Rose quarry in Mill Creek, Oklahoma. This decision represents a disposal of long-lived assets under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, results of this quarry have been classified as discontinued operations and prior periods have been restated to reflect this reclassification. These quarry assets are classified as "assets held for sale" in the current assets section of the balance sheets. For business reporting purposes, the Autumn Rose quarry was previously classified in the Quarrying segment.

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

Operating results from the Autumn Rose Quarry and Rock of Ages Kentucky Cemeteries, LLC for the three months ended March 31, 2004 and 2003 were as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2004	2003

Autumn Rose Quarry

Net Sales	$35	$41
Gross Profit	(47)	(42)
Pretax loss	(47)	(42)
Income tax benefit	(9)	(8)
Net loss	(38)	(34)

Rock of Ages Kentucky Cemeteries, LLC

Net Sales	0	977
Gross Profit	0	392
Pretax income	0	43
Income tax expense	0	8
Net income	0	35

(3)	Stock Based Compensation

The Company has adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" which is an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock plans, whereby no stock compensation expense has been recorded for the periods presented. If the Company had elected to recognize compensation cost for options granted under its stock plans based upon the fair value at the grant dates of such options, consistent with the method prescribed by SFAS 123, net income and earnings per share would have been changed to the pro forma amounts indicated below (in thousands, except per share data):

	March 31,	March 31,
	2004	2003

Net loss, as reported	$(3,424)	$(4,881)
Compensation expense	129	138
Net loss, pro forma	$(3,553)	$(5,019)
Net loss per share, as reported	(0.47)	(0.68)
Net loss per share, pro forma	$(0.49)	$(0.70)
Net loss per share - assuming dilution, as reported	(0.47)	(0.68)
Net loss per share - assuming dilution, pro forma	$(0.49)	$(0.70)

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

(4)	Inventories

	($ in thousands)
Inventories consist of the following:	March 31,	December 31,
	2004	2003

Raw materials	$9,258	$9,976
Work-in-process	1,592	1,000
Finished goods and supplies	11,384	10,175

	$22,234	$21,151

(5)	Earnings Per Share

The following is a reconciliation of shares used in calculating basic and diluted earnings per share (in thousands):

	Three Months Ended
	March 31,

	2004	2003

Basic weighted average shares	7,215	7,186
Effect of dilutive stock options	—	—
Diluted weighted average shares	7,215	7,186

Options to purchase 445,333 and 509,165 shares of Class A common stock were outstanding at March 31, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

Options to purchase 25,000 shares of Class A common stock were outstanding at March 31, 2003, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. These options expired in February 2004.

(6) Segment Information

The Company is organized based on the products and services that it offers. Under this organizational structure, the Company operates in three segments: quarrying, manufacturing and retailing.

The quarrying segment extracts rough dimension granite blocks from the ground and sells those blocks to both the manufacturing segment and to outside manufacturers, as well as to distributors in Europe and Asia.

The manufacturing segment's principal product is granite memorials used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications.

The retailing segment sells memorials and other granite products at various locations throughout the United States.

Inter-segment revenues are accounted for as if the sales were to third parties.

The following is the unaudited segment information for the three-month periods ended March 31, 2004 and 2003 ($ in thousands):

2004	Quarrying	Manufacturing	Retailing	Corporate Overhead	Total

Total net revenues	$5,082	$4,916	$4,398	$—	$14,396
Inter-segment net revenues	(550)	(1,684)	—	—	(2,234)

Net revenues	4,532	3,232	4,398	—	12,162

Total gross profit	352	835	2,010	—	3,197
Inter-segment gross profit	(2)	(191)	193	—	—

Gross profit	350	644	2,203	—	3,197

Selling, general and administrative expenses	842	857	4,577	1,291	7,567

Income (loss) from continuing operations before interest and taxes	$(492)	$(213)	$(2,374)	$(1,291)	$(4,370)

2003	Quarrying	Manufacturing	Retailing	Corporate Overhead	Total

Total net revenues	$3,162	$5,325	$3,137	$—	$11,624
Inter-segment net revenues	(306)	(1,746)	—	—	(2,052)

Net revenues	2,856	3,579	3,137	—	9,572

Total gross profit	(618)	947	1,150	—	1,479
Inter-segment gross profit	—	(74)	74	—	—

Gross profit	(618)	873	1,224	—	1,479

Selling, general and administrative expenses	1,329	837	4,343	1,246	7,755

Income (loss) from continuing operations before interest and taxes	$(1,947)	$36	$(3,119)	$(1,246)	$(6,276)

Net revenues by geographic area are as follows:

	($ in thousands)
	Three Months Ended
	March 31,

Net revenues (1):	2004	2003

United States	$10,925	$8,113
Canada	985	1,459
Ukraine	252	—

Total net revenues	$12,162	$9,572

(1)	Net revenues are attributed to countries based on where the product is produced.

Long-lived assets by geographic area are as follows:

	($ in thousands)
	March 31,	December 31,
	2004	2003

Long-lived assets:
United States	$40,531	$39,473
Canada	2,983	3,022

	$43,514	$42,495

(7)	Comprehensive Income

Comprehensive income (loss) consists of net income, cumulative translation adjustment, and a minimum pension liability adjustment. ($ in thousands)

	Foreign Currency Items	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2003	$680	$(1,594)	$(914)
Changes in 2004	(160)	—	(160)

Balance at March 31, 2004	$520	$(1,594)	$(1,074)

	March 31,	March 31,
	2004	2003

Net loss	$(3,424)	$(4,881)
Other comprehensive income:
Foreign currency translation adjustment	(160)	450

Comprehensive loss	$(3,584)	$(4,431)

(8)	Components of Net Periodic Benefit Cost (in thousands)

	Three Months Ended March 31,

	NON-UNION PENSION BENEFITS		DEFERRED COMPENSATION BENEFITS		OTHER BENEFITS
	2004	2003	2004	2003	2004	2003

Service cost	$156	$133	$43	$47	$5	$5
Interest cost	320	318	79	79	28	28
Expected return on plan assets	(340)	(303)	0	0	0	0
Amortization of prior service costs	35	50	17	19	20	16
Amortization of net (gain) loss	29	49	0	0	0	0

Net periodic benefit cost	$200	$247	$139	$145	$53	$49

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $800,000 to the defined benefit pension plan during 2004. As of March 31, 2004, no contribution had been made but the Company still plans on contributing $800,000 to the plan in 2004.

(9)	Subsequent Events

On February 19, 2004, the Board of Directors declared a dividend of $.02 per share of common stock, payable on March 30, 2004 to holders of record as of March 1, 2004. On May 3, 2004, the Board of Directors declared a dividend of $.02 per share of common stock, payable on June 15, 2004 to holders of record as of May 15, 2004.

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

Our quarry operations had a good first quarter as sales were up in most quarries compared to the first quarter of 2003 and the winter weather conditions were more favorable this year (2003-2004 winter) than last year allowing us to quarry more stone and increase sales. Our Salisbury Pink quarry had very strong export sales compared to the first quarter last year as did our Gardenia White quarry. In addition, our Barre gray quarry had strong sales compared to last year. Our gross margins were generally higher due to the higher sales revenues and our Sales, General and Administrative (SG&A) costs were lower primarily as a result of not having any legal expenses in the Eurimex litigation in this year's first quarter.

Our manufacturing division had slightly lower sales and earnings as a result of the timing of shipments in the memorials group as well as a decrease in the sales in our press roll group. We are generally pleased with results from our manufacturing division, including our industrial products group, where orders and shipments of granite surface plates were up over last year primarily as a result of improved economic conditions in that industry.

We are also very pleased with the first quarter results in our retail segment. Increased order receipts in the latter part of 2003 have led to increased sales in our retail segment in the first quarter of 2004 compared to the first quarter of 2003. This increase in revenue, coupled with the higher gross margins and decreases in SG&A expenses, resulted in less of a loss for the first quarter of 2004 compared to 2003. We believe the increase in orders and sales is a result of several factors including an improving economy and increased efforts by ROA personnel to market and sell our products.

Critical Accounting Policies

Critical accounting policies are as follows: Revenue recognition, impairment of long-lived assets, valuation of deferred income taxes, contingencies and accounting for pensions.

Revenue Recognition

The Company records revenues from quarrying, manufacturing and retailing.

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

In December 2003, we decided to sell the Autumn Rose quarry in Mill Creek, Oklahoma. Accordingly, it is now classified as assets held for sale in the accompanying balance sheets. We have determined the carrying value of the quarry exceeded its fair value based on discussions with interested parties. As a result, we recognized an after-tax impairment charge of approximately $480,000 in the 4th quarter of 2003, which decreased the carrying value to our best estimate of the fair value of the quarry. We will continue to actively search for a buyer for this quarry and believe our estimate of the fair value is accurate. However, if the ultimate negotiated price for the quarry is below our estimate of fair value, further impairment charges may be required and future operating results could be materially impacted.

We have entered into arrangements whereby we accepted a promissory note as partial or full payment for certain transactions, particularly the sale of an operation. Such notes have varying terms with principal and interest paid to the Company over a period of generally not more than 5 years. While most notes are secured by an interest in real property and/or assets, management must make estimates and judgments as to the collectibility of such promissory notes. Such judgments depend on many factors including current and future economic conditions, the financial condition of the debtor as well as our estimate of the net realizable value of the security interest securing the note. We believe we have accurately assessed the collectibility of these assets, however, the above factors and other factors may cause our accounting estimates concerning the collectibility of the notes to change and future operating results could be materially impacted.

Valuation of deferred income taxes

As of March 31, 2004, we had net deferred tax assets of $5,852,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. We have recorded a valuation allowance of $4,130,000 against the alternative minimum tax credit carry-forwards and other deferred tax assets. Based upon the projections for future taxable income over the periods for which the deferred tax assets are deductible, we believe it is more likely than not we will realize the benefit of these unreserved net deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

Contingencies

We are involved in various types of legal proceedings from time to time. Due to their nature, such legal proceedings involve inherent uncertainties and risks, including, but not limited to, court rulings, judgments, negotiations between affected parties and government action. Management, with the assistance of its outside advisors, assesses the probability of loss for such contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate

As described in Part 2, Item 1-Legal Proceedings, we are currently involved in an ICC arbitration proceeding in which Eurimex, our former distributor outside the United States, has brought claims against us alleging, among other things, breach of contract and violation of antitrust laws under the European Community Treaty. We believe the claims are without merit and we will prevail in this case. Accordingly, we have not accrued a reserve for adverse judgment. However, if the arbitral tribunal were to decide in favor of Eurimex and award substantial damages, our business and financial condition would likely be materially and adversely affected.

Accounting for pensions

We provide defined benefit pension and other postretirement benefit plans for certain of our employees. Accounting for these plans requires the use of actuarial assumptions including estimates on the expected long-term rate of return on assets and discount rates. In order to make informed assumptions, we rely on outside actuarial experts as well as public market data and general economic information. Any changes in one or more of these assumptions may materially affect certain amounts reported on our balance sheet. In particular, a decrease in the expected long-term rate of return on plan assets could result in an increase in our pension liability and a charge to equity as well as increases in pension expenses over time. See Note 8 of the Notes to Consolidated Financial Statements.

Results of Operations

The following table sets forth certain consolidated historical operations data as a percentage of net revenues with the exception of quarrying, manufacturing and retailing gross profit, and selling, general and administrative expenses which are shown as a percentage of their respective revenues.

	Three Months Ended
	March 31,

	2004		2003

Statement of Operations Data:
Net Revenues:
Quarrying	37.2%		29.8%
Manufacturing	26.6%		37.4%
Retailing	36.2%		32.8%

Total net revenues	100.0%		100.0%
Gross Profit:
Quarrying	7.7%		(21.6%)
Manufacturing	19.9%		24.4%
Retailing	50.1%		39.0%

Total gross profit	26.3%		15.5%

Selling, general & administrative expenses:
Quarrying	18.6%		46.5%
Manufacturing	26.5%		23.4%
Retailing	104.1%		138.4%
Corporate overhead	10.6%		13.0%

Total SG&A expenses	62.2%		81.0%

Loss from continuing operations before interest and income taxes	(35.9%	)	(65.5%	)

Interest expense	1.1%		1.6%

Loss from continuing operations before income taxes	(37.0%	)	(67.1%	)

Income tax benefit	(9.2%	)	(16.1%	)

Net loss from continuing operations	(27.8%	)	(51.0%	)

Discontinued operations	(0.3%	)	0.0%

Net loss	(28.1%	)	(51.0%	)

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

On a consolidated basis for all segments for the three-month period ended March 31, 2004, compared to the same period in 2003, revenue increased 27%, gross profit increased 116% and total SG&A costs decreased 2% for reasons discussed in detail in the segment analyses below.

Quarry Segment Analysis

Revenues in our quarry operations for the three-month period ended March 31, 2004 were up 59% from the same period last year primarily as a result of increased shipments from our Barre Gray and Salisbury Pink quarries. We believe the increase in Barre Gray shipments from the same quarter last year is the result of having unusually low shipments in the first quarter of 2003. In addition, we had fewer customers purchasing blocks at the end of 2003 under our winter terms policy and we believe those purchases were deferred into 2004 when those customers needed the blocks. The increase in Salisbury shipments is a result of a large shipment in January for an export customer. We also had increased shipments from our Gardenia White and Pennsylvania Black quarries primarily as a result of improved yields in both quarries which provided an increase in quality saleable stone

Gross profit dollars from our quarry operations for the three-month period ended March 31, 2004 increased 157% and gross profit as a percentage of revenue increased from negative 21.6% of revenue to a positive 7.7% of revenue. The increases in gross profit dollars and gross profit as a percentage of revenue, are largely a result of the increase in revenues discussed above and the improved operational efficiencies associated with such increases.

SG&A costs in our quarry segment decreased 37% for the three-month period ended March 31, 2004 primarily as a result of incurring no expenses in connection with the Eurimex litigation in 2004.

Manufacturing Segment Analysis

Revenues in our manufacturing operations for the three-month period ended March 31, 2004 decreased 10% from the same period last year as a result of a delay in shipment of some memorial products due to customer and cemetery requirements and a decrease in shipments of press rolls. Press roll shipments declined significantly from the same period last year. We do not actively market our press roll products as it is not within our core memorial business and our customers (paper mills) are increasingly favoring synthetic press rolls over our natural granite rolls for operational reasons. Shipments of memorial products from our manufacturing group for the first quarter of 2004 were essentially equal to the same period last year when we had roughly $700,000 in shipments for the World War II Memorial. Considering we had no such large projects in this year's first quarter, we are pleased with our revenue levels.

Gross profit dollars from the manufacturing group decreased 26% and gross profit as a percentage of manufacturing revenue decreased by 4.5 percentage points for the three month period ended March 31, 2004 compared to the same period last year. The decrease in gross profit was primarily attributable to the decrease in press roll revenue.

SG&A costs for the three-month period ended March 31, 2004 for the manufacturing group increased 2% compared to the same period last year.

Retail Segment Analysis

Revenues in our retail operations for the three-month period ended March 31, 2004 increased 40% from the same period last year. Our retail operations had a very difficult first quarter of 2003 due to several factors including a poor economy and a more severe than usual 2002-2003 winter. Our retail revenues for the first quarter of this year were among the highest levels on record which we believe is a result of favorable weather conditions allowing us to set memorials in the cemetery earlier in the year as well as positive demand for our product.

Gross profit dollars from the retail operations increased 80% and gross profit as a percentage of revenue increased 11.1 percentage points. These increases in gross profit are a result of the increase in revenues and the improvement in efficiencies our operations experience at those higher revenue levels.

SG&A costs from our retail operations increased 5% for the three-month period ended March 31, 2004 compared to last year however SG&A costs as a percentage of retail revenue decreased 34.3 percentage points from the same period last year. The increase in SG&A cost in dollars is largely a result of additional variable compensation for our sales force based on the increased revenue levels. The decrease in SG&A costs as a percentage of revenue is due to the fact that a portion of our SG&A costs are fixed and generally do not increase with increased revenue.

Consolidated Items

Unallocated Corporate overhead increased 4% for the three-month period ended March 31, 2004 compared to the same period last year primarily from normal inflationary increases.

Interest expense decreased 9% for the three-month period ended March 31, 2004 compared to the same period last year as a result of the decrease in debt associated with the sale of the cemeteries.

Income tax benefit as a percentage of the net loss from continuing operations before taxes, for the three-month period ended March 31, 2004 increased 1 percentage point from 24% to 25% primarily due to the elimination in 2004 of the Earned Income Exclusion deduction for foreign sales.

Liquidity and Capital Resources

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

In January 2003, we repurchased 500,500 shares of our common stock for a total of $2,602,600 as part of our share buy back program. Upon completion of this transaction, we have repurchased a total of 676,200 shares for $3,359,269 under the share buy back program. All shares have subsequently been retired. There remains 323,800 shares authorized to be purchased under the current repurchase program. We will continue to repurchase shares on an opportunistic basis determined by, among other things, current debt levels, anticipated uses of capital, the price of the stock and the general market conditions.

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

Cash Flow. At March 31, 2004, we had cash and cash equivalents of $3.3 million and working capital of $28.4 million, compared to $1.0 million and $28.5 million, at March 31, 2003.

Cash from Operations. Cash flows from operating activities provided cash of $1.5 million in the three-month period ended March 31, 2004 compared to a use of $2.1 million in the same period in 2003. The primary reason for the change is the lower net loss in 2004 coupled with a larger increase in customer deposits and a smaller decrease in accounts payable and accruals, which had the effect of increasing cash from operations.

Cash from Investing Activities. Cash flows from investing activities provided cash of $3.4 million in the three-month period ended March 31, 2004 compared to a use of $1.2 million in the same period in 2003. The difference was primarily due to the collection of the note receivable due from Saber, LLC on the sale of the cemeteries in 2004, which was somewhat offset by slightly higher capital expenditures.

Cash from Financing Activities. Financing activities used $4.7 million in cash in the three-month period ended March 31, 2004 primarily as a result of repayments of the lines of credit as compared to a use of $2.2 million in the same period in 2003, primarily due to the repurchase of 500,500 shares of the Company's common stock.

Capital Resources. We have a credit facility with the CIT Group/Business Credit ("CIT") that expires in October 2007. The facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable, inventory and certain fixed assets. As of March 31, 2004, we had $12.5 million outstanding and $17.5 million available under the term loan line of credit and $0 outstanding and $20 million available under the revolving credit facility. Our loan agreement with CIT places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, repurchase stock, and make investments or guarantees. The agreement also contains certain covenants for a minimum Operating Cash Flow to Debt Service Ratio and a limit on the Total Liabilities to Net Worth Ratio of the Company as described below.

Debt Service Coverage Ratio. The facility requires the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA) less taxes and capital expenditures to the sum of interest and scheduled debt repayments be at least 1.25 for any trailing twelve-month period at the end of a quarter. As of March 31, 2004, this ratio was a negative 2.82 as a result of significant legal expenses in the Eurimex litigation and decreased earnings in our retail operations which lowered EBITDA, as well as much higher than normal capital expenditures in 2003. We have received a waiver of this covenant until September 30, 2004 when we believe we will be in compliance with the Debt Service Coverage Ratio. The waiver requires we meet a minimum interim EBITDA target for the three-month period ended December 31, 2003 of $3.1 million, for the six-month period ending March 31, 2004 of negative $2.0 million, and for the nine-month period ending June 30, 2004 of $2.3 million. As of March 31, 2004, we were in compliance with the amended covenants as our EBITDA for the six-month period ended March 31, 2004 was $3.0 million, as outlined in the table below, which exceeded by $5 million our minimum requirement of negative $2.0 million. Finally, the waiver requires that our Capital Expenditures for the twelve-month period ending December 31, 2004 not exceed $4.5 million, which historically is a typical level of our annual capital expenditures.

EBITDA consists of: (in thousands)	Six Months Ended March 31, 2004

Net income	$640
Interest	350
Income taxes	407
Depreciation and amortization	1,642

EBITDA	3,039

Total Liabilities to Net Worth Ratio. The facility also requires that the ratio of the Company's total liabilities to net worth not exceed 2.0. As of March 31, 2004, the Company was in compliance with this covenant as our total liabilities to net worth ratio was 0.64.

Interest Rates. We have a multi-tiered interest rate structure on our outstanding debt with CIT. We can elect the interest rate structure under the credit facility based on the prime rate or LIBOR for both the revolving credit facility and the term loan. As a result of the waiver noted above, the incremental rate above or below prime and above LIBOR is based on our Funded Debt to Net Worth Ratio and the Company is currently at the most favorable increments available since we substantially exceeded the interim EBITDA minimum for the six months ended March 31, 2004. The rates in effect as of March 31, 2004 were as follows:

	Amount Outstanding	Formula	Effective Rate

Revolving Credit Facility	$0	Prime - 0.50%	N/A
Revolving Credit Facility	0	LIBOR + 1.50%	N/A
Term Loans	0	Prime - 0.25%	N/A
Term Loans	12.5 million	LIBOR + 1.75%	3.12%

Canadian Credit Facility

As of March 31, 2004, we also had $4.0 million CDN available and $0 outstanding under a demand revolving line of credit with the Royal Bank of Canada.

Contractual Obligations - ($ in thousands)

Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt (1)	$12,819	$32	$28	$12,522	$237
Operating Leases (2)	2,502	798	1,125	554	25
Purchase Obligations (3)	11,250	2,250	4,500	4,500	—

Total Obligations	$26,571	$3,080	$5,653	$17,576	$262

(1)

Long-Term Debt consists of various notes payable for general business use and strategic acquisitions, which will be funded from a combination of cash flow from operations and our existing credit facilities.

(2)	Operating Leases are principally for real estate and will be funded from a combination of cash flow from operations and our existing credit facilities.

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

As described in Item 3 of this report, we are involved in an arbitration proceeding with Eurimex involving claims made by Eurimex related to our termination of the distribution agreement for our Salisbury Pink granite and to the distribution agreement for our Bethel White granite, which expired by its terms in 1998. In connection with this matter, Eurimex has claimed damages of $25.3 million, plus interest, "moral" damages, attorney's fees and costs. We have reserved amounts which we believe to be adequate for anticipated legal fees for the review of the decision in this matter when received and the pursuit of counterclaims, but this reserve does not contain any provision of any kind for an adverse judgment or an appeal thereof because it is our opinion that we will prevail in this action. If the arbitral panel were to decide in favor of Eurimex, and award substantial damages, we will not have any reserve to cover these damages and our business would most likely be seriously harmed. We may in the future be the target of other litigation or claims, which could result in substantial costs and divert management's attention and resources.

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

We derived approximately 28% of our revenues in fiscal 2003 from sales to customers outside the United States, with approximately 8% of revenues in fiscal 2003 from sales in Canada by the Company's Canadian subsidiary. Foreign sales are subject to numerous risks, including currency conversion risks, limitations (including taxes) on the repatriation of earnings, slower and more difficult accounts receivable collection and greater complication and expense in complying with foreign laws.

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

(a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Holders of the Common Stock are entitled to receive such dividends as may be legally declared by the board of directors and, in the event of dissolution and liquidation, to receive the net assets of the Company remaining after payment of all liabilities, in proportion to their respective holdings. On February 19, 2004, the Board of Directors declared a dividend of $.02 per share of common stock, payable on March 30, 2004 to holders of record as of March 1, 2004. On May 3, 2004, the Board of Directors declared a dividend of $.02 per share of common stock, payable on June 15, 2004 to holders of record as of May 15, 2004.

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

	10.1	Employment Agreement of Rudolph R. Wrabel dated as of May 17, 2004.

	10.2	Letter Agreement re: Expense Reimbursement to Rudolph R. Wrabel dated May 3,2004.

	31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports Submitted on Form 8-K:

On February 19, 2004, the Registrant filed a report on Form 8-K pursuant to Item 5. (Other Events), Item 7. (Financial Statements and Exhibits) and Item 12. (Results of Operations) to report the board of directors had declared a quarterly cash dividend of $0.02 per share payable on March 30, 2004 to shareholders of record on March 1, 2004. The Registrant also reported the deadline for a decision in the pending ICC arbitration, Granite Stone International, Sarl (f/k/a Eurimex) v. Rock of Ages Corporation was extended from February 28, 2004 to May 31, 2004.

On February 19, 2004, the Registrant filed a report on Form 8-K pursuant to Item 7. (Financial Statements and Exhibits) and Item 9. (Regulation FD Disclosure) to report it would be issuing a press release to disclose that the board of directors had authorized the investment of up to $5 million in FFS Holdings, Inc.

On February 27, 2004, the Registrant filed a report on Form 8-K/A pursuant to Item 2. (Acquisition or Disposition of Assets) and Item 7. (Pro Forma Financial Statements and Exhibits) to amend the Current Report on Form 8-K filed by the Registrant on December 17, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ROCK OF AGES CORPORATION

Dated: May 14, 2004	By:/s/ Douglas S. Goldsmith Douglas S. Goldsmith Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Number	Exhibits

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

10.1	Employment Agreement of Rudolph R. Wrabel dated as of May 17, 2004.

10.2	Letter Agreement re: Expense Reimbursement to Rudolph R. Wrabel dated May 3,2004.

31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEX

CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Managements Discussion and Analysis of Financial Condition and Results of Operations
 Quantitative and Qualitative Disclosure About Market Risk
Controls and Procedures
Legal Proceedings
Exhibits and Reports on Form 8-K
SIGNATURE