Form 10-Q
period 2004-07-03
ROCK OF AGES CORP
filed 2004-08-16
CIK 84581

Click here to go to the Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

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

 As of August 10, 2004, 4,688,800 shares of Class A Common Stock, par value $0.01 per share, and 2,700,596 shares of Class B Common Stock, par value $0.01 per share, of Rock of Ages Corporation were outstanding.

 ROCK OF AGES CORPORATION

INDEX

Form 10-Q for the Quarterly Period
Ended July 3, 2004

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Rock of Ages Corporation ("Rock of Ages" or the "Company") to differ materially from those contained in such statements. All statements other than statements of historical fact could be deemed forward-looking statements, and may include projections of revenue, gross profit, expenses, earnings or losses from operations or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions may include the challenge of continuing to build and grow Rock of Ages' retail distribution systems through strategic alliances, retail acquisitions, independent retailers and new store openings; uncertainties involving quarry yields and demand for Rock of Ages' dimension stone; and other risks and uncertainties described herein, including, but not limited to the items discussed in "Risk Factors That May Affect Future Results" in Item 2 of this report, and that are otherwise described from time to time in Rock of Ages' reports filed with the Securities and Exchange Commission reports filed after this report.

We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statement

ROCK OF AGES CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in thousands)
(Unaudited)

	July 3,	December 31,
	2004	2003

ASSETS
Current Assets:
Cash and cash equivalents	$3,488	$3,227
Trade receivables, net	15,341	15,587
Inventories	21,906	21,152
Prepaid & refundable income taxes	2,446	409
Due from affiliates	265	216
Deferred tax assets	721	721
Note receivable	—	5,250
Other current assets	4,469	3,665
Assets held for sale	745	817

Total current assets	49,381	51,044

Property, plant and equipment, net	44,533	42,495
Cash surrender value of life insurance, net	728	728
Intangibles, net	419	438
Debt issuance costs, net	212	244
Due from affiliates	56	66
Deferred tax assets	5,236	5,236
Intangible pension asset	904	904
Long-term investments	4,151	501
Other	812	805

Total assets	$106,432	$102,461

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under line of credit	$—	$4,751
Current installments of long-term debt	30	38
Current installments of deferred compensation	325	327
Accounts payable	2,213	1,651
Accrued expenses	3,925	4,312
Customer deposits	9,565	7,104
Accrued adverse judgment	6,500	—
Liabilities held for sale	—	17

Total current liabilities	22,558	18,200

Long-term debt, excluding current installments	16,280	12,794
Deferred compensation	6,328	5,999
Accrued pension cost	1,530	1,491
Accrued postretirement benefit costs	827	827
Deferred tax liability	104	107
Other	69	74

Total liabilities	47,696	39,492

Commitments
Stockholders' equity:
Preferred stock - $.01 par value;
2,500,000 shares authorized
No shares issued or outstanding
Common Stock - Class A, $.01 par value;
30,000,000 shares authorized
4,611,633 and 4,442,668 shares issued and outstanding	46	44
Common Stock - Class B, $.01 par value;
15,000,000 shares authorized
2,738,596 and 2,756,395 shares issued and outstanding	28	28
Additional paid-in capital	66,334	65,878
Accumulated deficit	(6,541)	(2,067)
Accumulated other comprehensive loss	(1,131)	(914)

Total stockholders' equity	58,736	62,969

Total liabilities and stockholders' equity	$106,432	$102,461

**SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
( in thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003

Net Revenues:
Quarrying	$9,455	$8,158	$13,987	$11,014
Manufacturing	6,323	5,400	9,555	8,979
Retailing	12,256	12,551	16,654	15,688

Total net revenues	28,034	26,109	40,196	35,681

Gross Profit:
Quarrying	4,280	3,332	4,630	2,715
Manufacturing	2,032	1,443	2,676	2,316
Retailing	7,271	7,412	9,474	8,637

Total gross profit	13,583	12,187	16,780	13,668

Operating Expenses:
Selling, general and administrative expenses:
Quarrying	860	773	1,702	1,517
Manufacturing	952	901	1,809	1,738
Retailing	5,591	5,881	10,169	10,224
Corporate overhead	1,312	1,261	2,603	2,507

Total SG&A expenses	8,715	8,816	16,283	15,986
Adverse judgment and legal expenses	6,500	1,855	6,500	2,441

Total Operating Expenses	15,215	10,671	22,783	18,427

Income (loss) from continuing operations before interest and income taxes	(1,632)	1,516	(6,003)	(4,759)

Interest expense	125	161	261	310

Income (loss) from continuing operations before income taxes	(1,757)	1,355	(6,264)	(5,069)

Income tax expense (benefit)	(721)	21	(1,841)	(1,523)

Income (loss) from continuing operations	(1,036)	1,334	(4,423)	(3,546)
Discontinued operations, net of income taxes	(14)	19	(52)	18

Net income (loss)	$(1,050)	$1,353	$(4,475)	$(3,528)

Net income (loss) per share - basic:
Net income (loss) from continuing operations	$(0.14)	$0.19	$(0.61)	$(0.49)
Discontinued operations, net of income taxes	(0.00)	0.00	(0.01)	0.00

Net income (loss) per share	$(0.14)	$0.19	$(0.62)	$(0.49)

Net income (loss) per share - diluted
Net income (loss) from continuing operations	$(0.14)	$0.19	$(0.61)	$(0.49)
Discontinued operations, net of income taxes	(0.00)	0.00	(0.01)	0.00

Net income (loss) per share	$(0.14)	$0.19	$(0.62)	$(0.49)

Weighted average number of common shares outstanding - basic	7,281	7,175	7,247	7,181
Weighted average number of common shares outstanding - diluted	7,281	7,226	7,247	7,181

**SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Six Months Ended
	July 3,	June 28,
	2004	2003

Cash flows from operating activities:
Net loss	$(4,475)	$(3,528)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	1,774	1,804
Cash surrender value of life insurance	—	24
Deferred taxes	(3)	10
Changes in operating assets and liabilities:
Trade receivables, net	246	742
Prearranged receivables	—	(479)
Due from related parties	(39)	(23)
Inventories	(685)	(68)
Cemetery property	—	43
Other assets	(811)	243
Trade payables, accrued expenses and income taxes payable	(1,879)	(1,415)
Customer deposits	2,461	1,828
Deferred compensation and pension	366	168
Accrued adverse judgment	6,500	—
Prearranged deferred revenue	—	125
Other liabilities	(5)	163

Net cash provided by (used in) operating activities	3,450	(363)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,841)	(2,843)
Purchases of long-term investments	(3,650)	—
Proceeds from sale of assets	5,250	—

Net cash used in investing activities	(2,241)	(2,843)

Cash flows from financing activities:
Net borrowings (repayments) under lines of credit	(4,751)	1,139
Principal borrowings (repayments) on long-term debt	3,479	(73)
Common stock repurchase	—	(2,603)
Stock options exercised	747	—
Dividends paid on common stock	(290)	(143)
Financing fees paid	—	(5)

Net cash used in financing activities	(815)	(1,685)

Effect of exchange rate changes on cash	(133)	691

Net increase (decrease) in cash and cash equivalents	261	(4,200)

Cash and cash equivalents, beginning of period	3,227	6,185

Cash and cash equivalents, end of period	$3,488	$1,985

Supplemental cash flow information:
Cash paid during the period for:
Interest	$261	$310
Income Taxes	$177	$145

**SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report Form 10-K (SEC File No. 000-29464, filed March 30, 2004).

In this report, the terms" Company," "we," "us," or "our" mean Rock of Ages Corporation and all subsidiaries included in our consolidated financial statements.

The Company's fiscal year ends on December 31 and its fiscal quarters are the 13-week period ending on the Saturday nearest March 31, June 30 and September 30. The first and fourth quarter may be more or less than 13 weeks, by 1 to 6 days, which can affect comparability between periods.

The consolidated financial statements include all subsidiaries in which we have the ability to control operating and financial policies. Affiliated companies (20% to 50% ownership) are generally recorded in the consolidated financial statements using the equity method of accounting. Less-than-20%-owned companies are included in the consolidated financial statements at the cost of our investment.

(2)	Discontinued Operations

In December 2003, the Company decided to sell the Autumn Rose quarry in Mill Creek, Oklahoma. This decision represents a disposal of long-lived assets under Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, results of this quarry have been classified as discontinued operations and prior periods have been restated to reflect this reclassification. These quarry assets are classified as "assets held for sale" in the current assets section of the consolidated balance sheets. For business reporting purposes, the Autumn Rose quarry was previously classified in the Quarrying segment.

On December 17, 2003, the Company completed the sale of substantially all of the assets of Rock of Ages Kentucky Cemeteries, LLC. The decision was made to allow the Company to concentrate on its core businesses, quarrying, manufacturing and retailing, freeing up resources to pursue other growth strategies. The Company expects to continue to sell upright memorials in those cemeteries through its relationship with the buyer, Saber Management, LLC. The decision to sell this company represents a disposal of long-lived assets under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, results of this business have been classified as discontinued operations, and prior periods have been restated to reflect this reclassification. For business reporting purposes, Rock of Ages Kentucky Cemeteries was previously classified in the Cemeteries segment.

Operating results from the Autumn Rose Quarry and Rock of Ages Kentucky Cemeteries, LLC for the three and six months ended July 3, 2004 and June 28, 2003 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003

Autumn Rose Quarry
Net revenues	$—	$91	$35	$132
Gross profit (loss)	(18)	(9)	(65)	(52)
Pretax loss	(18)	(9)	(65)	(52)
Income tax benefit	(4)	(2)	(13)	(10)
Net loss	(14)	(7)	(52)	(42)

Rock of Ages Kentucky Cemeteries, LLC
Net revenues	$—	$1,053	$—	$2,029
Gross profit	—	418	—	810
Pretax income	—	32	—	75
Income tax expense	—	6	—	15
Net income	—	26	—	60

(3)	Stock Based Compensation

The Company has adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" which is an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock plans. If the Company had elected to recognize compensation cost for options granted under its stock plans based upon the fair value at the grant dates of such options, consistent with the method prescribed by SFAS No. 123, net income (loss) and earnings per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003

Net income (loss), as reported, in thousands	$(1,050)	$1,353	$(4,475)	$(3,528)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(72)	(157)	(144)	(313)

Net income (loss), pro forma, in thousands	$(1,122)	$1,196	$(4,619)	$(3,841)

Net income (loss) per share, as reported	$(0.14)	$0.19	$(0.62)	$(0.49)
Net income (loss) per share, pro forma	$(0.15)	$0.17	$(0.64)	$(0.53)

Net income (loss) per share - assuming dilution, as reported	$(0.14)	$0.19	$(0.62)	$(0.49)
Net income (loss) per share - assuming dilution, pro forma	$(0.15)	$0.17	$(0.64)	$(0.53)

The fair value of each option grant is estimated on the date of the grant. The per share weighted average fair value of stock options granted during the first quarter of 2002 was $4.06 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 3.9%; dividend yield of 0%; expected volatility of 61%, and expected lives of five (5) years. Because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single value of its options and may not be representative of the future effects on reported net income (loss) or the future stock price of the Company.

(4)	Inventories

	($ in thousands)
	July 3,	December 31,
Inventories consist of the following:	2004	2003

Raw materials	$9,862	$9,976
Work-in-process	1,442	1,000
Finished goods and supplies	10,602	10,176

	$21,906	$21,152

(5)	Earnings Per Share

The following is a reconciliation of shares used in calculating basic and diluted earnings per share (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003

Basic weighted average shares	7,281	7,175	7,247	7,181
Effect of dilutive stock options	—	51	—	—

Diluted weighted average shares	7,281	7,226	7,247	7,181

Options to purchase 484,167 and 509,165 shares of Class A common stock were outstanding at July 3, 2004, and June 28, 2003, respectively, but were not included in the computation of diluted earnings per share for the three and six months ended July 3, 2004 and the six months ended June 28, 2004 because the effect would be anti-dilutive.

Options to purchase 25,000 shares of Class A common stock were outstanding at June 28, 2003 but were not included in the computation of diluted earnings per share for the three months ended June 28, 2003 because the options' exercise price was greater than the average market price of the common shares.

(6) Segment Information

The Company is organized based on the products and services that it offers. Under this organizational structure, the Company operates in three segments: quarrying, manufacturing and retailing.

The quarrying segment extracts rough dimension granite blocks from the ground and sells those blocks to both the manufacturing segment and to outside manufacturers, as well as to distributors in Europe and Asia. The quarry segment SG&A has been restated as we decided to reclassify our expenses associated with the Eurimex litigation (both the judgment and legal costs and related expenses) out of Quarry SG&A expenses into a separate category for the current and prior periods. We believe separating these costs provides a better understanding of our ongoing quarry operations. For the three and six months ended June 28, 2003, Quarry SG&A was restated from $2,628,000 to $773,000 and from $3,958,000 to $1,517,000, respectively.

The manufacturing segment's principal products are granite memorials used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications.

The retailing segment sells memorials and other granite products at various locations throughout the United States.

The other segment includes unallocated corporate overhead and the Eurimex adverse judgment and legal expenses.

Inter-segment revenues are accounted for as if the sales were to third parties.

The following is the unaudited segment information for the three and six-month periods ended July 3, 2004 and June 28, 2003 (in thousands):

Three-month period:

2004	Quarrying	Manufacturing	Retailing	Other	Total

Total net revenues	$10,435	$8,688	$12,256	$—	$31,379
Inter-segment net revenues	(980)	(2,365)	—	—	(3,345)

Net revenues	9,455	6,323	12,256	—	28,034

Total gross profit	4,609	1,932	7,042	—	13,583
Inter-segment gross profit	(329)	100	229	—	—

Gross profit	4,280	2,032	7,271	—	13,583

Selling, general and administrative expenses	860	952	5,591	1,312	8,715
Adverse judgment and legal expenses	—	—	—	6,500	6,500

Total operating expenses	860	952	5,591	7,812	15,215

Income (loss) from continuing operations before interest and taxes	$3,420	$1,080	$1,680	$(7,812)	$(1,632)

2003	Quarrying	Manufacturing	Retailing	Other	Total

Total net revenues	$8,689	$8,073	$12,551	$—	$29,313
Inter-segment net revenues	(531)	(2,673)	—	—	(3,204)

Net revenues	8,158	5,400	12,551	—	26,109

Total gross profit	3,565	1,439	7,183	—	12,187
Inter-segment gross profit	(233)	4	229	—	—

Gross profit	3,332	1,443	7,412	—	12,187

Selling, general and administrative expenses	773	901	5,881	1,261	8,816
Adverse judgment and legal expenses	—	—	—	1,855	1,855

Total operating expenses	773	901	5,881	3,116	10,671

Income (loss) from continuing operations before interest and taxes	$2,559	$542	$1,531	$(3,116)	$1,516

Six-month period:

2004	Quarrying	Manufacturing	Retailing	Other	Total

Total net revenues	$15,518	$13,604	$16,654	$—	$45,776
Inter-segment net revenues	(1,531)	(4,049)	—	—	(5,580)

Net Revenues	13,987	9,555	16,654	—	40,196

Total gross profit	4,961	2,766	9,053	—	16,780
Inter-segment gross profit	(331)	(90)	421	—	—

Gross profit	4,630	2,676	9,474	—	16,780

Selling, general and administrative expenses	1,702	1,809	10,169	2,603	16,283
Adverse judgment and legal expenses	—	—	—	6,500	6,500

Total operating expenses	1,702	1,809	10,169	9,103	22,783

Income (loss) from continuing operations before interest and taxes	$2,928	$867	$(695)	$(9,103)	$(6,003)

2003	Quarrying	Manufacturing	Retailing	Other	Total

Total net revenues	$11,852	$13,398	$15,688	$—	$40,938
Inter-segment net revenues	(838)	(4,419)	—	—	(5,257)

Net revenues	11,014	8,979	15,688	—	35,681

Total gross profit	2,947	2,386	8,335	—	13,668
Inter-segment gross profit	(232)	(70)	302	—	—

Gross profit	2,715	2,316	8,637	—	13,668

Selling, general and administrative expenses	1,517	1,738	10,224	2,507	15,986
Adverse judgment and legal expenses	—	—	—	2,441	2,441

Total operating expenses	1,517	1,738	10,224	4,948	18,427

Income (loss) from continuing operations before interest and taxes	$1,198	$578	$(1,587)	$(4,948)	$(4,759)

Net revenues by geographic area are as follows ($ in thousands):

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
Net revenues (1):	2004	2003	2004	2003

United States	$25,315	$23,880	$36,240	$32,564
Canada	2,540	2,141	3,525	2,928
Ukraine	179	88	431	189

Total net revenues	$28,034	$26,109	$40,196	$35,681

(1)	Net revenues are attributed to countries based on where product is produced.

Long-lived assets by geographic area are as follows ($ in thousands):

	July 3,	December 31,
	2004	2003
Long-lived assets:
United States	$41,029	$39,473
Canada	3,504	3,022

	$44,533	$42,495

(7)	Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and foreign currency translation adjustment. Comprehensive income (loss) for the three and six month period ended July 3, 2004 and June 28, 2003 are as follows ($ in thousands):

	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003

Net income (loss)	$(1,050)	$1,353	$(4,475)	$(3,528)
Other comprehensive income (loss):
Foreign currency translation adjustment	(57)	628	(217)	1,078

Comprehensive income (loss)	$(1,107)	$1,981	$(4,692)	$(2,450)

Accumulated other comprehensive income (loss) at July 3, 2004 and December 31, 2003 are comprised of the following ($ in thousands):

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive (Loss)

Balance at December 31, 2003	$680	$(1,594)	$(914)
Changes in 2004	(217)	—	(217)

Balance at July 3, 2004	$463	$(1,594)	$(1,131)

(8)	Components of Net Periodic Benefit Cost (in thousands)

	Three Months Ended July 3, 2004 and June 28, 2003

	NON-UNION PENSION BENEFITS		DEFERRED COMPENSATION BENEFITS		OTHER BENEFITS

	2004	2003	2004	2003	2004	2003

Service cost	$156	$133	$43	$47	$5	$5
Interest cost	320	318	79	79	28	28
Expected return on plan assets	(340)	(303)	0	0	0	0
Amortization of prior service costs	35	50	17	19	20	16
Amortization of net (gain) loss	29	49	0	0	0	0

Net periodic benefit cost	$200	$247	$139	$145	$53	$49

	Six Months Ended July 3, 2004 and June 28, 2003

	NON-UNION PENSION BENEFITS		DEFERRED COMPENSATION BENEFITS		OTHER BENEFITS

	2004	2003	2004	2003	2004	2003

Service cost	$312	$266	$86	$94	$10	$10
Interest cost	640	636	158	158	56	56
Expected return on plan assets	(680)	(606)	0	0	0	0
Amortization of prior service costs	70	100	34	38	40	32
Amortization of net (gain) loss	58	98	0	0	0	0

Net periodic benefit cost	$400	$494	$278	$290	$106	$98

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003, that it expected to contribute $800,000 to the defined benefit pension plan during 2004. The contribution was made in full in April 2004.

(9)	Legal Proceeding

In April, 2001 our former distributor outside the United States, Eurimex S.A. (now known as Granite Stone Business International S.a.r.l.), initiated an arbitration proceeding against us in connection with our termination of the distribution agreement for our Salisbury Pink granite. Eurimex also claimed damages in connection with a distribution agreement for our Bethel White granite, which agreement expired by its terms in 1998. Pursuant to those agreements, the arbitration took place under the ICC rules.

On June 10, 2004 we announced that the three-member ICC arbitral tribunal had awarded Granite Stone Business International approximately $5.4 million in damages, plus interest on the award estimated at $1.1 million. The award was made on the claim that we had wrongfully terminated the Salisbury Pink distribution agreement. The tribunal ruled in our favor on the other four claims brought against us in the arbitration. We recorded a charge of $6.5 million for the adverse judgment during the three months ended July 3, 2004. See Note 13 Subsequent Events regarding the payment of the judgment.

On April 22, 2003, Kurtz Monument Company filed a complaint against us alleging that we breached certain terms of a sealed settlement agreement by engaging in conduct constituting commercial disparagement. Damages have not been specified. We believe this action by Kurtz Monument Company is without merit. We deny liability and will continue to vigorously defend claims made by Kurtz Monument Company.

(10)	Credit Facility

On July 9, 2004, we reduced our credit facility with CIT from a total of $50 million to a total of $30 million and eliminated a lending participant in the facility, allowing CIT to hold the entire facility. We decided to reduce the size of the facility rather than maintain the original line at the higher cost that would have been required as a result of the change in the lending group. The new facility consists of an acquisition term loan line of credit of up to $17.5 million and a revolving credit facility of up to another $12.5 million based on eligible accounts receivable, inventory and certain fixed assets. As of July 3, 2004, we had $16.0 million outstanding and $1.5 million available under the term loan line of credit and $0 outstanding and $12.5 million available under the revolving credit facility. The agreement contains certain covenants for a minimum Operating Cash Flow to Debt Service Ratio and a limit on the Total Liabilities to Net Worth Ratio of the Company.

The facility requires the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA) less taxes and capital expenditures to the sum of interest and scheduled debt repayments be at least 1.25 for any trailing twelve-month period at the end of a quarter. Primarily as a result of significant Eurimex expenses, we had received a waiver of this covenant until September 30, 2004, which required us to meet minimum interim EBITDA targets. As of July 3, 2004, we were in violation of this amended covenant solely as a result of the $6.5 million adverse judgment in the Eurimex case discussed above. We have received a waiver on this covenant from CIT for the period ending July 3, 2004. The covenants in the new agreement in effect as of July 8, 2004 revert back to the original debt service coverage ratio described above except that all expenses associated with the Eurimex litigation (judgments and legal expenses) are excluded from the calculation of EBITDA as described above.

The facility also requires that the ratio of the Company's total liabilities to net worth not exceed 2.0. As of July 3, 2004, the Company was in compliance with this covenant as our total liabilities to net worth ratio was 0.81.

(11)	Dividends Paid

On February 19, 2004, the Board of Directors declared a dividend of $.02 per share of common stock, payable on March 30, 2004 to holders of record as of March 1, 2004.

On May 3, 2004, the Board of Directors declared a dividend of $.02 per share of common stock, payable on June 15, 2004 to holders of record as of May 15, 2004.

(12)	Investment in FFS Holdings

In the second quarter of 2004, we made a $3.5 million investment in FFS Holdings, Inc., the new parent company of Forethought Financial Services, Inc., a leading provider of pre-need insurance currently marketed through funeral homes and cemeteries. The $3.5 million was paid out of the Company's term loan. The investment represents 6% of the total voting common equity and approximately 8% of the total common equity of FFS Holdings. FFS Holdings was formed to acquire the shares of Forethought by The Devlin Group, led by Robert M. Devlin, former Chairman and CEO of American General Corp. In addition to Mr. Devlin, The Devlin Group is composed of several senior insurance industry executives, including Douglas M. Schair, former Vice Chairman and Chief Investment Officer of Life Re Corporation. Mr. Schair, who is Vice Chairman and Chief Investment Officer of FFS Holdings and holds 16% of its voting shares, is also a member of the Board of Directors of Rock of Ages and holds 12% of its Class A common shares.

(13)	Subsequent Events

Dividends Declared

On July 29, 2004, the Board of Directors declared a dividend of $.02 per share of common stock, payable on September 15, 2004 to holders of record as of August 16, 2004.

Retail Acquisition

On August 4, 2004, the Company purchased the assets of Crone Monuments in Memphis, Tennessee for approximately $460,000. The purchase price will be allocated to the assets and liabilities assumed based upon their respective fair market values.

Payment of Adverse Judgment

On August 6, 2004, we announced that, pursuant to a Mutual Release Agreement, we paid Granite Stone Business International U.S. $6,500,000, and each party released the other and its affiliated persons from all claims of any kind arising through the date of the Mutual Release Agreement, including those which were the subject of the ICC arbitration. This judgment was paid out of the Company's revolving credit facility.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Rock of Ages is an integrated quarrier, manufacturer, distributor and retailer of granite and products manufactured from granite. During 2003, we had four business segments, quarrying, manufacturing, retail and cemeteries. The quarry division sells granite blocks both to the manufacturing division and to outside manufacturers, as well as to customers outside North America. The manufacturing division's principal products are granite memorials used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications. The retail division primarily sells granite memorials directly to consumers. The cemetery division sold cemetery property and funeral and cemetery products and services both at the time of need and on a preneed basis. On December 17, 2003, we sold all of our cemetery properties and assets to Saber Management, LLC for $6,750,000, thereby exiting the cemetery business.

Overall, we had a strong second quarter and first half of the year from an operational perspective. These good operational results were offset by a $6.5 million adverse judgment against us in the Eurimex litigation relating to a contract dispute on the distribution of granite blocks from certain quarries (see Part II, Item 1, Legal Proceedings). Because of the significance of this judgment, we have reclassified those expenses associated with the Eurimex case (both the judgment and the legal costs) out of Quarry SG&A to a separate line on the statement of operations for the current and prior periods. While this judgment is a significant sum, we have the resources to pay the judgment and we believe we can continue to operate our current business units as well as grow in areas where we see opportunities.

We also made a $3.5 million investment in FFS Holdings, Inc., the new parent company of Forethought Financial Services, Inc., a leading provider of pre-need insurance currently marketed through funeral homes and cemeteries. The investment represents 6% of the total voting common equity and approximately 8% of the total common equity of FFS Holdings. FFS Holdings was formed to acquire the shares of Forethought by The Devlin Group, led by Robert M. Devlin, former Chairman and CEO of American General Corp. In addition to Mr. Devlin, The Devlin Group is composed of several senior insurance industry executives, including Douglas M. Schair, former Vice Chairman and Chief Investment Officer of Life Re Corporation. Mr. Schair, who is Vice Chairman and Chief Investment Officer of FFS Holdings and holds 18% of its voting shares, is also a member of the Board of Directors of Rock of Ages and holds 12% of its Class A common shares. We believe this relationship with Forethought will open up opportunities for both companies due to our mutual customer group and contacts within the funeral industry. Finally, the investors in FFS Holdings, Inc. have significant experience in and knowledge of the insurance industry, which we believe will lead to long-term growth in the value of this investment.

Our quarry division continued to have a strong year as sales were up in all quarries compared to the first half of 2003. Our Salisbury Pink, Gardenia White and Bethel White quarries all continue to have strong sales as a result of a large demand for these granites overseas. Our Barre Gray quarry had strong sales compared to last year and our American Black quarry, which has experienced difficult quarry conditions over the last 18 months, had improved sales as recoveries in that quarry improved. Our gross margins were generally higher due to the higher revenues. As noted above, we reclassified our expenses associated with the Eurimex litigation (both the judgment and legal costs and related expenses) out of Quarry Sales, General and Administrative (SG&A) expenses into a separate category for the current and prior periods. We believe separating these costs provides a better understanding of our ongoing quarry operations. SG&A for the quarry group was up slightly primarily as a result of increased travel required to support our overseas customers.

Our manufacturing division had strong sales and earnings as a result of an increase in shipments primarily in our Canadian memorials group and our industrial products group. Gross margins have improved as well due to higher revenues as well as improved productivity. SG&A costs have increased only slightly over last year.

Results for our retail group improved in the second quarter and the first half of 2004 compared to last year. While we are disappointed by the modest improvement in revenue for the first half of the year, we are pleased with the improvement in operating income that is a combined result of the improved revenue as well as closer control of costs in our SG&A. Our order receipts and backlog were also up for the first half compared to last year but fell short of our expectations based on actual results for earlier years. We remain committed to our retail growth strategy and hired a new COO for our Memorials Group (both Manufacturing and Retail segments) with the goal of growing these businesses. We expect some of the initiatives that will be put in place to achieve growth in these businesses may result in lower short-term profits as we position ourselves for future growth.

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

Impairment of long-lived assets

Our long-lived assets consist primarily of property and equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or change in utilization of property and equipment.

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

Valuation of deferred income taxes

As of July 3, 2004, we had net deferred tax assets of $5,853,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. We have recorded a valuation allowance of $4,130,000 against the alternative minimum tax credit carry-forwards and other deferred tax assets. Based upon the projections for future taxable income over the periods for which the deferred tax assets are deductible, we believe it is more likely than not we will realize the benefit of these unreserved net deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

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

As described in Part 2, Item 1-Legal Proceedings, we were involved in an ICC arbitration proceeding in which Eurimex, our former distributor outside the United States, brought claims against us alleging, among other things, breach of contract and violation of antitrust laws under the European Community Treaty. The three-member ICC arbitral tribunal awarded Eurimex approximately $5.4 million in damages, plus interest on the award estimated at $1.1 million. The award was made on the claim that we had wrongfully terminated the Salisbury Pink distribution agreement. The tribunal ruled in our favor on the other four claims brought against us in the arbitration. We recorded a charge of $6.5 million for the adverse judgment during the three months ended July 3, 2004.

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

Results of Operations

 The following table sets forth certain operations data as a percentage of net revenues with the exception of quarrying, manufacturing and retailing gross profit, and SG&A expenses, which are shown as a percentage of their respective revenues.

	Three Months Ended			Six Months Ended
	July 3,		June 28,	July 3,		June 28,
	2004		2003	2004		2003

Statement of Operations Data:
Net Revenues:
Quarrying	33.7%		31.2%	34.8%		30.9%
Manufacturing	22.6%		20.7%	23.8%		25.2%
Retailing	43.7%		48.1%	41.4%		43.9%

Total net revenues	100.0%		100.0%	100.0%		100.0%

Gross Profit:
Quarrying	45.3%		40.8%	33.1%		24.7%
Manufacturing	32.1%		26.7%	28.0%		25.8%
Retailing	59.3%		59.1%	56.9%		55.1%

Total gross profit	48.5%		46.7%	41.7%		38.3%

Operating Expenses:
Selling, general and administrative:
Quarrying	9.1%		9.5%	12.2%		13.8%
Manufacturing	15.1%		16.7%	18.9%		19.4%
Retailing	45.6%		46.9%	61.1%		65.2%
Corporate Overhead	4.7%		4.8%	6.5%		7.0%

Total SG&A expenses	31.1%		33.8%	40.5%		44.8%
Adverse Judgment and legal expenses	23.2%		7.1%	16.2%		6.8%

Total operating expenses	54.3%		40.9%	56.7%		51.6%

Income (loss) from continuing operations before interest and income taxes	(5.8%	)	5.8%	(15.0%	)	(13.3%	)

Interest expense	0.4%		0.6%	0.6%		0.9%

Income (loss) from continuing operations before income taxes	(6.2%	)	5.2%	(15.6%	)	(14.2%	)

Provision for income taxes	(2.6%	)	0.1%	(4.6%	)	(4.3%	)

Income (loss) from continuing operations	(3.6%	)	5.1%	(11.0%	)	(9.9%	)

Discontinued operations, net of income taxes	0.0%		0.1%	(0.1%)		0.1%

Net income (loss)	(3.6%	)	5.2%	(11.1%	)	(9.8%	)

Three Months Ended July 3, 2004 Compared to Three Months Ended June 28, 2003

On a consolidated basis for all segments for the three-month period ended July 3, 2004, compared to the same period in 2003, revenue increased 7.4%, gross profit increased 11.5% and total SG&A costs, excluding the costs associated with the judgment and expenses in the Eurimex litigation, decreased 1.1% for reasons discussed in detail in the segment analyses below.

Quarry Segment Analysis

Revenues in our quarry operations for the three-month period ended July 3, 2004 were up 15.9% from the same period last year primarily as a result of increased shipments from our Bethel White and Gardenia White quarries to overseas customers. We also had increased shipments from our Pennsylvania Black quarry primarily as a result of improved quarry yields, which provided an increase in quality saleable stone.

Gross profit dollars from our quarry operations for the three-month period ended July 3, 2004 increased 28.5% and gross profit as a percentage of revenue increased from 40.8% of revenue to 45.3% of revenue. The increases in gross profit dollars and gross profit as a percentage of revenue were largely a result of the increase in revenues discussed above and the improved operational efficiencies associated with such increases.

SG&A costs in our quarry segment increased 11.3% for the three-month period ended July 3, 2004 primarily as a result of increased international travel required to support and expand our export business. Due to the significance of the Eurimex judgment, we reclassified the expenses associated with this case (both the judgment and the legal costs) out of Quarry SG&A to a separate line on the statement of operations for the current and prior periods.

Manufacturing Segment Analysis

Revenues in our manufacturing operations for the three-month period ended July 3, 2004 increased 17.1% from the same period last year as a result of strong shipments of mausoleums and other memorial products as well as an increase in shipments from our industrial products division. Our backlog of memorial orders, including mausoleums, remains strong. We believe that demand for surface plates and other precision granite products manufactured by our industrial products division has increased this year compared to last year as a result of improved economic conditions in the electronic and precision tool industries where our products are used.

Gross profit dollars from the manufacturing group increased 40.8% and gross profit as a percentage of manufacturing revenue increased by 5.4 percentage points for the three-month period ended July 3, 2004 compared to the same period last year. We had an increase in both gross profit dollars and gross profit percentage in all divisions in the manufacturing segment this quarter compared to the same quarter last year as a result of the positive effect improved revenues have on certain fixed costs in our operations as well as improved productivity through closer management of and cooperation with our union workforce.

SG&A costs for the three-month period ended July 3, 2004 for the manufacturing group increased 5.7% compared to the same period last year primarily as a result of normal cost increases.

Retail Segment Analysis

Revenues in our retail operations for the three-month period ended July 3, 2004 decreased 2.4% from the same period last year. Lower than expected order receipts and an increase in backlog contributed to this slight decrease in revenue.

Gross profit dollars from the retail operations decreased 1.9% and gross profit as a percentage of revenue was the same as last year. The decrease in gross profit dollars is a result of the decrease in revenues discussed above.

SG&A costs from our retail operations decreased 4.9% for the three-month period ended July 3, 2004 compared to last year and SG&A costs as a percentage of retail revenue decreased 1.3 percentage points from the same period last year. The slight decrease in SG&A cost in dollars and as a percentage of revenue is a result of several small factors including the shift in compensation of some of our sales counselors from commission to salary, a decrease in administrative costs associated with the consolidation of some administrative functions, and a decrease in sales in certain retail units where sales compensation is still commission based.

Consolidated Items

Unallocated Corporate overhead, consisting of operating costs not directly related to an operating segment, increased 4.0% for the three-month period ended July 3, 2004 compared to the same period last year primarily from normal cost increases.

Expenses associated with the Eurimex legal case, including the judgment and any legal or other related expenses, were $6.5 million in the three-month period ended July 3, 2004 which consisted of a judgment of $5.4 million plus accrued interest from October 2000 which totaled approximately $1.1 million. This compares to expenses in the same period of 2003 of $1.9 million, which consisted entirely of legal and other related expenses such as travel expenses to attend the tribunal hearings. The company does not expect any additional expenses as a result of these proceedings.

Interest expense decreased 22.4% for the three-month period ended July 3, 2004 compared to the same period last year as a result of the decrease in debt associated with the sale of the cemeteries.

Income tax benefit as a percentage of the net loss from continuing operations before taxes, for the three-month period ended July 3, 2004 was 41.0%. The higher rate in this quarter compared to the first half of 2004 is a result of updated annual earnings projections (which are significantly affected by the Eurimex judgment) which increased our expected annual tax rate. This higher estimated annual tax rate is a result of our projected lower annual results for 2004 in our US operations compared to our Canadian operations. Because our Canadian operations have a higher tax rate, our overall tax rate increased. The significantly higher tax rate in this quarter resulted primarily from the revision to our 2004 estimated annual tax rate.

Six Months Ended July 3, 2004 Compared to Six Months Ended June 28, 2003

On a consolidated basis for all segments for the six-month period ended July 3, 2004, compared to the same period in 2003, revenue increased 12.7%, gross profit increased 22.8% and total SG&A costs, excluding the costs associated with the judgment and expenses in the Eurimex litigation, were unchanged from the same period last year for reasons discussed in detail in the segment analyses below.

Quarry Segment Analysis

Revenues in our quarry operations for the six-month period ended July 3, 2004 were up 27.0% from the same period last year as a result of increased shipments from all our active quarries. Major increases came from Barre Gray, Bethel White and Salisbury Pink. In addition, yields from our Pennsylvania Black quarry have improved providing an increase in quality saleable stone. We also have begun to see some revenues from the distribution of the Galactic Blue granite in the Ukraine.

Gross profit dollars from our quarry operations for the six-month period ended July 3, 2004 increased 70.5% and gross profit as a percentage of revenue increased from 24.7% of revenue to 33.1% of revenue. The increases in gross profit dollars and gross profit as a percentage of revenue, are largely a result of the increase in revenues discussed above and the improved operational efficiencies associated with such increases with the exception of Salisbury Pink where we returned pricing to more normal levels this year after having decreased it in 2003 in order to enter new markets.

SG&A costs in our quarry segment increased 12.2% for the six-month period ended July 3, 2004. The increases in SG&A costs, in the six-month period ended July 3, 2004, are primarily a result of increased international travel required to support and expand our export business.

Manufacturing Segment Analysis

Revenues in our manufacturing operations for the six-month period ended July 3, 2004 increased 6.4% from the same period last year as a result of increased shipments of mausoleums and other memorial products as well as an increase in shipments from our industrial products division. The manufacturing group had $1.0 million in shipments for the World War II monument in the first half of last year compared to none this year so the increase in revenue shows a significant improvement.

Gross profit dollars from the manufacturing group increased 15.5% and gross profit as a percentage of manufacturing revenue increased by 2.2 percentage points for the six-month period ended July 3, 2004 compared to the same period last year. The increase in gross profit is a result of increased revenue and the positive effect improved revenues have on certain fixed costs in our operations, as well as improved productivity.

SG&A costs for the six-month period ended July 3, 2004 for the manufacturing group increased 4.1% compared to the same period last year primarily as a result of normal cost increases.

Retail Segment Analysis

Revenues in our retail operations for the six-month period ended July 3, 2004 increased 6.2% from the same period last year primarily as a result of strong shipments in the first quarter of 2004 compared to the first quarter of 2003.

Gross profit dollars from the retail operations increased 10.0% and gross profit as a percentage of revenue increased 1.8 percentage points compared to the same period last year. The increase is primarily a result of improved gross margins in the first quarter of 2004 compared to the same period of 2003, which was the result of higher revenues in that period and the associated improvement in operational efficiencies.

SG&A costs from our retail operations decreased 0.5% for the six-month period ended July 3, 2004 compared to last year and SG&A costs as a percentage of retail revenue decreased 4.1 percentage points from the same period last year. The decrease in SG&A costs is a result of several small factors including the shift in compensation of some of our sales counselors from commission to salary, a decrease in administrative costs associated with the consolidation of some administrative functions, and a decrease in sales in certain retail units where sales compensation is still commission based.

Consolidated Items

Unallocated Corporate overhead increased 3.8% for the six-month period ended July 3, 2004 compared to the same period last year primarily from normal cost increases.

Expenses associated with the Eurimex legal case, including the judgment and any legal or other related expenses, were $6.5 million in the six-month period ended July 3, 2004 which consisted of a judgment of $5.4 million plus accrued interest from October 2000 which totaled approximately $1.1 million. This compares to expenses in the same period of 2003 of $2.4 million which consisted entirely of legal and other related expenses. The company does not expect any additional expenses as a result of these proceedings.

Interest expense decreased 15.8% for the six-month period ended July 3, 2004 compared to the same period last year as a result of the decrease in debt associated with the sale of the cemeteries.

Income tax benefit as a percentage of the net loss from continuing operations before taxes, for the six-month period ended July 3, 2004 was 29.4%. This estimated annual tax rate is higher than that projected at the end of the three-month period ended March 31, 2004 as a result of updated annual earnings projections, which are significantly affected by the Eurimex judgment. This higher estimated annual tax rate is a result of our projected lower annual results for 2004 in our US operations compared to our Canadian operations. Because our Canadian operations have a higher tax rate, our overall tax rate increased. The estimated annual tax rate for the six-month period ending July 3, 2004 is slightly lower than the same period last year primarily as a result of different projected pre-tax earnings between the US and Canada and their respective tax rates.

Liquidity and Capital Resources

We consider our liquidity to be adequate to meet our long and short-term cash requirements to fund operations and pursue our growth strategy. Historically, we have met these requirements primarily from cash generated by operating activities and periodic borrowings under the commercial credit facilities described below. We anticipate there may be future acquisitions, and as we pursue our growth strategy that may require additional financing compared to our existing credit facility.

In January 2003, we repurchased 500,500 shares of our common stock for a total of $2,602,600 as part of our share buy back program. Upon completion of this transaction, we had repurchased a total of 676,200 shares for $3,359,269 under the share buy back program. All shares have subsequently been retired. There remain 323,800 shares authorized to be purchased under the current repurchase program. We will continue to repurchase shares on an opportunistic basis determined by, among other things, current debt levels, anticipated uses of capital, the price of the stock and the general market conditions.

In 2003, the funded status of our defined benefit pension plan improved by approximately $1.2 million primarily as a result of payments to fund the plan of $1.0 million in 2003. We have historically contributed between $800,000 and $1.0 million per year and expect to make annual contributions in this range, which, we believe, we will be able to fund either from cash from operations or borrowing under our credit facilities. We made our annual contribution of $800,000 to our pension plan in April 2004.

Cash Flow. At July 3, 2004, the Company had cash, cash equivalents and marketable securities of $3.5 million and working capital of $26.8 million, compared to $2.0 million and $29.3 million, at June 28, 2003. The decrease in working capital is primarily the result of the accrual of the adverse judgment.

For the six-month period ended July 3, 2004, net cash provided by operating activities was $3.5 million which consisted primarily of the net loss of $4.5 million plus cash provided primarily by a decrease in receivables and an increase in customer deposits and accrued Eurimex judgment expenses less cash used primarily as a result of a decrease in payables and accrued expenses and an increase in inventories.  This compares to cash used in operating activities for the period ended June 28, 2003 of $363,000, which consisted primarily of the net loss of $3.5 million plus cash provided primarily by a decrease in receivables and an increase in customer deposits less cash used primarily as a result of a decrease in payables and accrued expenses.

Net cash used in investing activities was $2.2 million in the six-month period ended July 3, 2004 as a result of proceeds from the sale of the cemeteries of $5.2 million less capital purchases of $3.8 million and purchases of long-term investments of $3.7 million, compared to $2.8 million used in investing activities in the corresponding period of 2003 as a result of capital purchases.

Net cash used in financing activities in the six-month period ended July 3, 2004 was $815,000, which consisted primarily of repayments under the line of credit exceeding the borrowing of long-term debt and stock options exercised of $747,000 less dividends paid on common stock of $290,000 compared to $1.7 million used in the corresponding period of 2003, which consisted primarily of repurchases of stock under the Company's stock repurchase program offset by borrowings under the Company's line of credit less dividends paid on common stock of $143,000.

Capital Resources. We have a credit facility with the CIT Group/Business Credit ("CIT") that expires in October 2007. On July 9, 2004, we reduced our credit facility with CIT from a total of $50 million to a total of $30 million and eliminated a lending participant in the facility, allowing CIT to hold the entire facility. We decided to reduce the size of the facility rather than maintain the original line at the higher cost that would have been required as a result of the change in the lending group. The new facility consists of an acquisition term loan line of credit of up to $17.5 million and a revolving credit facility of up to another $12.5 million based on eligible accounts receivable, inventory and certain fixed assets. As of July 3, 2004, we had $16.0 million outstanding and $1.5 million available under the term loan line of credit and $0 outstanding and $12.5 million available under the revolving credit facility. On August 6, 2004 we paid the $6.5 million Eurimex judgment out of our revolving credit facility. Our loan agreement with CIT places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, repurchase stock, and make investments or guarantees. The agreement also contains certain covenants for a minimum Operating Cash Flow to Debt Service Ratio and a limit on the Total Liabilities to Net Worth Ratio of the Company as described below.

Debt Service Coverage Ratio. The facility requires the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA) less taxes and capital expenditures to the sum of interest and scheduled debt repayments be at least 1.25 for any trailing twelve-month period at the end of a quarter. Primarily as a result of significant Eurimex expenses, we had received a waiver of this covenant until September 30, 2004, which required us to meet minimum interim EBITDA targets. As of July 3, 2004, we were in violation of this amended covenant solely as a result of the $6.5 million adverse judgment in the Eurimex case discussed above. We have received a waiver on this covenant from CIT for the period ending July 3, 2004. The covenants in the new agreement in effect as of July 9, 2004 revert back to the original debt service coverage ratio described above except that all expenses associated with the Eurimex litigation (judgments and legal expenses) are excluded from the calculation of EBITDA as described above.

Total Liabilities to Net Worth Ratio. The facility also requires that the ratio of the Company's total liabilities to net worth not exceed 2.0. As of July 3, 2004, the Company was in compliance with this covenant as our total liabilities to net worth ratio was 0.81.

We have a multi-tiered interest rate structure on our outstanding debt with CIT. As of July 3, 2004, the interest rate structure was as follows:

	Amount	Formula	Effective Rate

Revolving Credit Facility	$ —	Prime - .50%	3.50%
Term Loans	3.5 million	Prime + 4.0%	8.00%
Term Loans	12.5 million	LIBOR + 1.75%	3.07%

The Company can elect the interest rate structure for the Revolver and/or the Term Loan under the credit facility based on the prime rate or LIBOR. The rate of 8% on the $3.5 million term loan was for a short period during the change in the facility. The rate reverted to Prime - .25% on July 15, 2004 for an effective rate of 4.0%.

The incremental rate above or below prime and above LIBOR is based on the Company's Funded Debt to Net Worth Ratio.

As of July 3, 2004, the Company had $4.0 million CDN available and $0 outstanding under a demand revolving line of credit with the Royal Bank of Canada.

Contractual Obligations - ($ in thousands)

Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt (1)	$16,310	$30	$24	$16,023	$233
Operating Leases (2)	2,502	798	1,125	554	25
Purchase Obligations (3)	11,250	2,250	4,500	4,500	—

Total Obligations	$30,062	$3,078	$5,649	$21,077	$258

(1)

Long-Term Debt consists of various notes payable for general business use and strategic acquisitions, the repayment of which, is expected to be funded from a combination of cash flow from operations and its existing credit facility.

(2)	Operating Leases are principally for real estate and are expected to be funded from cash flow from operations.

(3)

The purchase obligation is a supply agreement with Adams Granite Co. The Company has agreed to purchase a minimum of $2,250,000 (+/- 10%) of monuments from Adams Granite each year for a term of seven years with various stipulations as to variations from the "minimum order" and pricing agreements, and is expected to be funded from cash flow from operations. The remaining term of the agreement is five years.

Our primary need for capital will be to maintain and improve our manufacturing, quarrying, and retail facilities and to finance acquisitions as part of our growth strategy. We have approximately $6.0 million budgeted for capital expenditures in 2004. We believe that the combination of cash flow from operations and our existing credit facility will be sufficient to fund our operations for at least the next twelve months.

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

We have historically sold our granite memorials to consumers through authorized independent retailers throughout North America. Over the past seven years, we have acquired 28 retailers with multiple retail outlets in 16 states. However, we are still dependent in part on our independent retailers for the successful distribution of our products to the ultimate customer. We have no control over the independent retailers' operations, including such matters as retail price, advertising and marketing. Four important components of our growth strategy are to continue to acquire retailers, open new retail stores in selected markets, add independently owned authorized retailers, and pursue strategic alliances with funeral homes, cemetery owners, and other death care professionals. Although we have taken steps to reduce conflicts between our owned retail stores and our independent retailers, the implementation of these elements of our strategy has in the past been, and may in the future be, construed by some of our existing independent retailers as an effort to compete with them. In certain cases, this has adversely affected their relationship with us and caused them to decrease or cease their purchases of our products. These issues will continue to arise as we pursue our growth strategy. In addition, significant barriers to entry created by local heritage, community presence and tradition characterize the granite memorial retail industry. Consequently, we have experienced and may continue to experience difficulty replacing retailers or entering particular retail markets in the event of a loss of an independent retailer. We cannot assure you we will be able to maintain our existing relationships or establish new relationships with independent retailers. Disruption in our relationships with independent retailers could impede our sales growth or cause sales to decline, which would adversely affect our business and financial results.

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

We are a party to legal proceedings that arise from time to time in the ordinary course of our business. While the outcome of these ordinary course proceedings cannot be predicted with certainty, we do not expect them to have a material adverse effect on our business or financial condition. In addition, we were a party to an International Chamber of Commerce ("ICC") arbitration proceeding. That proceeding and its outcome, are summarized below.

Granite Stone Business International Sarl (f/k/a Eurimex SA) (Luxembourg) vs. Rock of Ages Corporation (USA) ICC Arbitration 11502/KGA/MS. In April, 2001 our former distributor outside the United States, Eurimex S.A. (now known as Granite Stone Business International S.a.r.l.), initiated an arbitration proceeding against us in connection with our termination of the distribution agreement for our Salisbury Pink granite. Eurimex also claimed damages in connection with a distribution agreement for our Bethel White granite, which agreement expired by its terms in 1998. Pursuant to those agreements, the arbitration took place under the ICC rules.

On June 10, 2004, we announced that the three-member ICC arbitral tribunal had awarded Granite Stone Business International approximately $5.4 million in damages, plus interest on the award estimated at $1.1 million. The award was made on the claim that we had wrongfully terminated the Salisbury Pink distribution agreement. The tribunal ruled in our favor on the other four claims brought against us in the arbitration.

On August 6, 2004, we announced that, pursuant to a Mutual Release Agreement, we paid Granite Stone Business International U.S. $6,500,000, and each party released the other and its affiliated persons from all claims of any kind arising through the date of the Mutual Release Agreement, including those which were the subject of the ICC arbitration.

Kurtz Monument Company (Pennsylvania) v. Rock of Ages Corporation (Delaware) Case No. 03-510 U.S. District Court for the Western District of Pennsylvania. On April 22, 2003, Kurtz Monument Company filed a complaint against us alleging that we breached certain terms of a sealed settlement agreement by engaging in conduct constituting commercial disparagement. Damages have not been specified. We believe this action by Kurtz Monument Company is without merit. We deny liability and will continue to vigorously defend claims made by Kurtz Monument Company.

The Company carries insurance with coverages that it believes to be customary in its industry. Although there can be no assurance that such insurance will be sufficient to protect us against all contingencies, management believes that its insurance protection is reasonable in view of the nature and scope of our operations.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on June 22, 2004 (the "Annual Meeting"), to elect three Class I directors and to ratify the selection of KPMG LLP as the Company's registered public accounting firm for the 2004 fiscal year.

Each of James L. Fox, Douglas M. Schair and Charles M. Waite was elected to serve as a Class I director for a three-year term expiring at the annual meeting of stockholders in 2007 and until their successors are duly elected and qualified. Each of Frederick E. Webster Jr. and Pamela G. Sheiffer continue to serve as Class II directors for a term expiring at the annual meeting of stockholders in 2005 and until their successors are duly elected and qualified. Each of Richard C. Kimball and Kurt M. Swenson continue to serve as Class III directors for a term expiring at the annual meeting of stockholders in 2006 and until their successors are duly elected and qualified.

The following table sets forth the number of votes cast for, against or withheld, as well as the number of abstentions, as to the election of each of James L. Fox, Douglas M. Schair and Charles M. Waite and the ratification of the selection of KPMG LLP as the Company's independent auditors of the 2004 fiscal year.

	Votes For	Votes Withheld/ Votes Against	Abstentions

Election of
James L. Fox	28,456,969	45,377	—
Douglas M. Schair	28,456,969	45,377	—
Charles M. Waite	28,456,659	45,687	—

KPMG LLP	28,475,896	23,100	3,350

Item 5.	Other Information

Holders of Common Stock are entitled to receive such dividends as may be legally declared by the board of directors and, in the event of dissolution and liquidation, to receive the net assets of the Company remaining after payment of all liabilities, in proportion to their respective holdings. On July 29, 2004, the Board of Directors declared a dividend of $.02 per share of common stock, payable on September 15, 2004 to holders of record as of August 16, 2004.

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

10.1

Consent Agreement dated as of June 21, 2004 by and among Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarries, Inc., Pennsylvania Granite Corporation, Keith Monument Company, LLC, Rock of Ages Memorials, Inc. , Sioux Falls Monument Company and The CIT Group/Business Credit.

10.2

Promissory Note dated June 21, 2004 in the amount of $3,500,000 from Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarries, Inc., Pennsylvania Granite Corporation, Keith Monument Company, LLC, Rock of Ages Memorials, Inc. and Sioux Falls Monument Company to The CIT Group/Business Credit.

10.3

Eight Amendment to Financing Agreement dated as of July 8, 2004 by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarries, Inc., Pennsylvania Granite Corporation,, Rock of Ages Memorials, Inc. and Sioux Falls Monument Company.

10.4

Assignment and Transfer Agreement dated as of July 9, 2004 by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarries, Inc., Pennsylvania Granite Corporation, Rock of Ages Memorials, Inc. and Sioux Falls Monument Company.

10.5

Waiver and Agreement dated as of August 10, 2004 by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarries, Inc., Pennsylvania Granite Corporation, Rock of Ages Memorials, Inc. and Sioux Falls Monument Company.

	10.6	Mutual Release Agreement dated August 6, 2004 between Dyckerhoff AG, Granite Stone Business International S.a.r.l., formerly known as Eurimex S.A., and Rock of Ages Corporation.

	10.7	Common Stock Purchase Agreement dated June 16, 2004 between CRGH, LLC and Rock of Ages Corporation.

	31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports Submitted on Form 8-K:

On May 3, 2004, the Registrant filed a report on Form 8-K pursuant to Item 5. (Other Events), Item 7. (Financial Statements and Exhibits) and Item 12. (Results of Operations) to report the board of directors had declared a quarterly cash dividend of $0.02 per share payable on June 15, 2004 to shareholders of record at the close of business on May 15, 2004. The Registrant also reported Rudolph ("Rick") Wrabel had been named President and Chief Operating Officer of the Memorials Division, effective May 17, 2004.

On May 28, 2004, the Registrant filed a report on Form 8-K pursuant to Item 5. (Other Events and Required FD Disclosure), and Item 7. (Financial Statements and Exhibits) to report it had received notice that the decision of the arbitral tribunal in the pending ICC arbitration, Granite Stone International Sarl (f/k/a Eurimex) v. Rock of Ages Corporation, had been submitted for review by the ICC, and that the deadline for issuance by the ICC Court of a final decision had been extended from May 31, 2004 to August 31, 2004.

On June 10, 2004, the Registrant filed a report on Form 8-K pursuant to Item 5. (Other Events and Required FD Disclosure) and Item 7. (Financial Statements and Exhibits) to report a three-member arbitral tribunal of the International Chamber of Commerce awarded Granite Stone International (f/k/a Eurimex) an award of approximately $5.4 million in damages, plus interest on the award estimated at $1.1 million. The award was made on the claim by Eurimex that Rock of Ages wrongfully terminated the agreement for the distribution of Salisbury Pink outside the United States in 2000. The tribunal ruled in favor of Rock of Ages on the four other claims brought by Eurimex in the arbitration.

SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ROCK OF AGES CORPORATION

Dated: August xx, 2004	By: /s/ Douglas S. Goldsmith Douglas S. Goldsmith Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

Number	Exhibits

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

10.1

Consent Agreement dated as of June 21, 2004 by and among Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarries, Inc., Pennsylvania Granite Corporation, Keith Monument Company, LLC, Rock of Ages Memorials, Inc., Sioux Falls Monument Company and The CIT Group/Business Credit.

10.2

Promissory Note dated June 21, 2004 in the amount of $3,500,000 from Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarries, Inc., Pennsylvania Granite Corporation, Keith Monument Company, LLC, Rock of Ages Memorials, Inc. and Sioux Falls Monument Company to The CIT Group/Business Credit.

10.3

Eight Amendment to Financing Agreement dated as of July 8, 2004 by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarries, Inc., Pennsylvania Granite Corporation, Rock of Ages Memorials, Inc. and Sioux Falls Monument Company.

10.4

Assignment and Transfer Agreement dated as of July 9, 2004 by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarries, Inc., Pennsylvania Granite Corporation, Rock of Ages Memorials, Inc. and Sioux Falls Monument Company.

10.5

Waiver and Agreement dated as of August 10,2 004 by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarries, Inc., Pennsylvania Granite Corporation, Rock of Ages Memorials, Inc. and Sioux Falls Monument Company.

10.6	Mutual Release Agreement dated August 6, 2004 between Dyckerhoff AG, Granite Stone Business International S.a.r.l., formerly known as Eurimex S.A., and Rock of Ages Corporation.

10.7	Common Stock Purchase Agreement dated June 16, 2004 between CRGH, LLC and Rock of Ages Corporation.

31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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