Form 10-Q
period 2004-10-02
ROCK OF AGES CORP
filed 2004-11-15
CIK 84581

Click here to go to the Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended October 2, 2004

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the Registrant is an accelerated filer (as described in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

As of November 09, 2004,  4,694,800 shares of Class A Common Stock, par value $0.01 per share, and  2,700,596 shares of Class B Common Stock, par value $0.01 per share, of Rock of Ages Corporation were outstanding.

ROCK OF AGES CORPORATION

INDEX

Form 10-Q for the Quarterly Period
Ended October 2, 2004

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2, contains statements that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates and projections about our business or expected events based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual events, results or outcomes may differ materially from what is expressed or forecasted in such forward-looking statements. All statements other than statements of historical fact could be deemed forward-looking statements, and may include projections of revenue, gross profit, expenses, earnings or losses from operations or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions may include the challenge of continuing to build and grow Rock of Ages' retail distribution systems through strategic alliances with other death care professionals, retail acquisitions, independent retailers and new store openings; uncertainties involving quarry yields and demand for Rock of Ages' dimension stone; changes in demand for the Company's products; product mix; the timing of customer orders and deliveries; the impact of competitive products and pricing; the success of the Company's branding program; difficulties encountered in the integration process of newly acquired businesses; weather conditions; and other risks and uncertainties described herein, including, but not limited to the items discussed in "Risk Factors That May Affect Future Results" in Item 2 of this report, and that are otherwise described from time to time in Rock of Ages' reports filed with the Securities and Exchange Commission reports filed after this report.

We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statement

ROCK OF AGES CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in thousands)
(Unaudited)

	October 2,	December 31,
	2004	2003

ASSETS
Current Assets:
Cash and cash equivalents	$4,220	$3,227
Trade receivables, net	16,281	15,587
Inventories	23,139	21,152
Prepaid & refundable income taxes	1,457	409
Due from affiliates	261	216
Deferred tax assets	721	721
Note receivable	—	5,250
Other current assets	4,015	3,665
Assets held for sale	744	817

Total current assets	50,838	51,044

Property, plant and equipment, net	45,511	42,495
Cash surrender value of life insurance, net	728	728
Intangibles, net	571	438
Debt issuance costs, net	123	244
Due from affiliates	55	66
Deferred tax assets	5,236	5,236
Intangible pension asset	904	904
Long-term investments	4,159	501
Other	805	805

Total assets	$108,930	$102,461

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under line of credit	$5,891	$4,751
Current installments of long-term debt	40	38
Current installments of deferred compensation	327	327
Accounts payable	1,715	1,651
Accrued expenses	4,546	4,312
Customer deposits	10,520	7,104
Liabilities held for sale	---	17

Total current liabilities	23,039	18,200

Long-term debt, excluding current installments	16,296	12,794
Deferred compensation	6,493	5,999
Accrued pension cost	1,539	1,491
Accrued postretirement benefit costs	827	827
Deferred tax liability	109	107
Other	46	74

Total liabilities	48,349	39,492

Commitments
Stockholders' equity:
Preferred stock - $.01 par value;
2,500,000 shares authorized
No shares issued or outstanding
Common Stock - Class A, $.01 par value;
30,000,000 shares authorized
4,694,800 and 4,442,668 shares issued and outstanding as of October 2, 2004 and December 31, 2003, respectively	47	44
Common Stock - Class B, $.01 par value;
15,000,000 shares authorized
2,700,596 and 2,756,395 shares issued and outstanding as of October 2, 2004 and December 31, 2003, respectively	27	28
Additional paid-in capital	66,415	65,878
Accumulated deficit	(5,210)	(2,067)
Accumulated other comprehensive loss	(698)	(914)

Total stockholders' equity	60,581	62,969

Total liabilities and stockholders' equity	$108,930	$102,461

 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
( in thousands except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003

Net Revenues:
Quarrying	$8,050	$7,710	$22,037	$18,724
Manufacturing	6,328	6,000	15,883	14,979
Retailing	9,077	9,434	25,731	25,122

Total net revenues	23,455	23,144	63,651	58,825

Gross Profit:
Quarrying	4,282	3,307	8,912	6,021
Manufacturing	1,759	1,890	4,435	4,206
Retailing	5,110	5,504	14,584	14,140

Total gross profit	11,151	10,701	27,931	24,367

Operating Expenses:
Selling, general and administrative expenses:
Quarrying	868	747	2,570	2,264
Manufacturing	934	952	2,743	2,690
Retailing	5,292	5,372	15,461	15,596
Corporate overhead	1,356	1,188	3,959	3,694

Total SG&A expenses	8,450	8,259	24,733	24,244
Adverse judgment and legal expenses	—	—	6,500	2,441

Total Operating Expenses	8,450	8,259	31,233	26,685

Income (loss) from continuing operations before interest and income taxes	2,701	2,442	(3,302)	(2,318)

Interest expense	194	148	454	458

Income (loss) from continuing operations before income taxes	2,507	2,294	(3,756)	(2,776)

Income tax expense (benefit)	1,166	1,335	(675)	(188)

Income (loss) from continuing operations	1,341	959	(3,081)	(2,588)
Discontinued operations, net of income taxes	(10)	(47)	(62)	(29)

Net income (loss)	$1,331	$912	$(3,143)	$(2,617)

Net income (loss) per share - basic:
Net income (loss) from continuing operations	$0.18	0.13	(0.42)	(0.36)
Discontinued operations, net of income taxes	(0.00)	(0.00)	(0.01)	(0.00)

Net income (loss) per share	$0.18	0.13	(0.43)	(0.36)

Net income (loss) per share - diluted
Net income (loss) from continuing operations	$0.18	$0.13	$(0.42)	$(0.36)
Discontinued operations, net of income taxes	(0.00)	(0.00)	(0.01)	(0.00)

Net income (loss) per share	$0.18	$0.13	$(0.43)	$(0.36)

Weighted average number of common shares outstanding - basic	7,386	7,177	7,293	7,179
Weighted average number of common shares outstanding - diluted	7,471	7,215	7,293	7,179

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Nine Months Ended
	October 2,	September 27,
	2004	2003

Cash flows from operating activities:
Net loss	$(3,143)	$(2,617)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	2,818	2,691
Cash surrender value of life insurance	—	24
Deferred taxes	2	10
Changes in operating assets and liabilities:
Trade receivables, net	(668)	365
Prearranged receivables	—	(452)
Due from related parties	(34)	(217)
Inventories	(1,694)	151
Cemetery property	—	48
Other assets	(350)	(87)
Trade payables, accrued expenses and income taxes payable	(771)	(496)
Customer deposits	3,308	1,900
Deferred compensation and pension	543	235
Prearranged deferred revenue	—	(56)
Other liabilities	(28)	197

Net cash provided by (used in) operating activities	(17)	1,696

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,458)	(5,476)
Purchases of long-term investments	(3,658)	—
Proceeds from sale of assets	5,250	—
Acquisition, net of cash acquired	(477)	—

Net cash used in investing activities	(4,343)	(5,476)

Cash flows from financing activities:
Net borrowings under lines of credit	1,140	628
Principal borrowings (repayments) on long-term debt	3,504	(110)
Common stock repurchase	—	(2,603)
Stock options exercised	976	33
Dividends paid on common stock	(438)	(215)
Financing fees paid	—	(5)

Net cash provided by (used in) financing activities	5,182	(2,272)

Effect of exchange rate changes on cash	171	676

Net increase (decrease) in cash and cash equivalents	993	(5,376)

Cash and cash equivalents, beginning of period	3,227	6,185

Cash and cash equivalents, end of period	$4,220	$809

Supplemental cash flow information:
Cash paid during the period for:
Interest	$455	$458
Income Taxes	$200	$309
Acquisition:
Assets acquired	$591	$—
Liabilities assumed	113	—
Common stock issued	—	—

Cash paid	477	—
Less cash acquired	—	—
Net cash paid for acquisitions	$477	$—

 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

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

The Company's fiscal year ends on December 31 and its fiscal quarters are the 13-week period ending on the Saturday nearest March 31, June 30 and September 30. As a result, the first and fourth quarter may be more or less than 13 weeks, by 1 to 6 days, which can affect comparability between periods.

The consolidated financial statements include all subsidiaries in which we have the ability to control operating and financial policies. Affiliated companies (20% to 50% ownership) are recorded in the consolidated financial statements using the equity method of accounting. Less-than-20%-owned companies are included in the consolidated financial statements at the cost of our investment.

(2)	Discontinued Operations

In December 2003, the Company decided to sell the Autumn Rose quarry in Mill Creek, Oklahoma. This decision represents a disposal of long-lived assets under Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, results of this quarry have been classified as discontinued operations and prior periods have been restated to reflect this reclassification. These quarry assets are classified as "assets held for sale" in the current assets section of the consolidated balance sheets. For business reporting purposes, the Autumn Rose quarry was previously classified in the Quarrying segment. The sale was completed on November 9, 2004, for a total sale price of $750,000, see Footnote  No. 13.

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

Operating results from the Autumn Rose Quarry and Rock of Ages Kentucky Cemeteries, LLC for the three and nine months ended October 2, 2004 and September 27, 2003 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003

Autumn Rose Quarry
Net revenues	$—	$71	$35	$203
Gross profit (loss)	(12)	(64)	(77)	(116)
Pretax loss	(12)	(64)	(77)	(116)
Income tax benefit	(2)	(13)	(15)	(23)
Net loss	(10)	(51)	(62)	(93)

Rock of Ages Kentucky Cemeteries, LLC
Net revenues	$—	$896	$—	$2,926
Gross profit	—	259	—	1,069
Pretax income	—	5	—	80
Income tax expense	—	1	—	16
Net income	—	4	—	64

(3)	Stock Based Compensation

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

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003

Net income (loss), as reported, in thousands	$1,331	$912	$(3,143)	$(2,617)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(96)	(139)	(297)	(416)

Net income (loss), pro forma, in thousands	$1,235	$773	$(3,440)	$(3,033)

Net income (loss) per share, as reported	$0.18	$0.13	$(0.43)	$(0.36)
Net income (loss) per share, pro forma	$0.17	$0.11	$(0.47)	$(0.42)

Net income (loss) per share - assuming dilution, as reported	$0.18	$0.13	$(0.43)	$(0.36)
Net income (loss) per share - assuming dilution, pro forma	$0.17	$0.11	$(0.47)	$(0.42)

The fair value of each option grant is estimated on the date of the grant. The per share weighted average fair value of stock options granted through the nine-month period ended October 2, 2004 was $5.40 using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 4.4%; dividend yield of 0%; expected volatility of .70%, and expected lives of  six(6) years. Because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single value of its options and may not be representative of the future effects on reported net income (loss) or the future stock price of the Company. No stock options were granted in 2003.

(4)	Inventories

	($ in thousands)
	October 2,	December 31,
Inventories consist of the following:	2004	2003

Raw materials	$11,363	$9,976
Work-in-process	1,277	1,000
Finished goods and supplies	10,499	10,176

	$23,139	$21,152

(5)	Earnings Per Share

The following is a reconciliation of shares used in calculating basic and diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003

Basic weighted average shares	7,386	7,177	7,293	7,179
Effect of dilutive stock options	85	38	—	—

Diluted weighted average shares	7,471	7,215	7,293	7,179

Options to purchase 454,000 and 502,499 shares of Class A common stock were outstanding at October 2, 2004 and September 27, 2003, respectively, but were not included in the computation of diluted earnings per share for the nine months ended October 2, 2004 and September 27, 2003 because the Company reported a loss and the effect would be anti-dilutive.

Options to purchase 25,000 shares of Class A common stock were outstanding at October 2, 2004 and September 27, 2003 but were not included in the computation of diluted earnings per share for the three and nine months ended October 2, 2004 and September 27, 2003 because the options' exercise price was greater than the average market price of the common shares.

(6) Segment Information

The Company is organized based on the products and services it offers. Under this organizational structure, the Company operates in three segments: quarrying, manufacturing and retailing.

The quarrying segment extracts rough dimension granite blocks from the ground and sells those blocks to both the manufacturing segment and to outside manufacturers, as well as to customers in Europe and Asia. The quarry segment SG&A for 2003 has been restated, as we decided in 2004, to reclassify our expenses associated with the Eurimex litigation (both the judgment and legal costs and related expenses) out of Quarry SG&A expenses into a separate category for the current and prior periods. We believe separating these costs provides a better understanding of our ongoing quarry operations. For the nine months ended September 27, 2003, Quarry SG&A was restated from $4,705,000 to $2,264,000.

The manufacturing segment's principal products are granite memorials used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications.

The retailing segment sells memorials and other granite products at various locations in sixteen states in the United States.

The other segment includes unallocated corporate overhead and the Eurimex adverse judgment and legal expenses.

Inter-segment revenues are accounted for as if the sales were to third parties and then eliminated in consolidation.

The following is the unaudited segment information for the three and nine-month periods ended October 2, 2004 and September 27, 2003 (in thousands):

Three-month period:

2004	Quarrying	Manufacturing	Retailing	Other	Total

Total net revenues	$8,636	$8,517	$9,077	$—	$26,230
Inter-segment net revenues	(586)	(2,189)	—	—	(2,775)

Net revenues	8,050	6,328	9,077	—	23,455

Total gross profit	4,531	1,657	4,963	—	11,151
Inter-segment gross profit	(249)	102	147	—	—

Gross profit	4,282	1,759	5,110	—	11,151

Selling, general and administrative expenses	868	934	5,292	1,356	8,450
Adverse judgment and legal expenses	—	—	—	—	—

Total operating expenses	868	934	5,292	1,356	8,450

Income (loss) from continuing operations before interest and taxes	$3,414	$825	$(182)	$(1,356)	$2,701

2003	Quarrying	Manufacturing	Retailing	Other	Total

Total net revenues	$8,252	$8,161	$9,434	$—	$25,847
Inter-segment net revenues	(542)	(2,161)	—	—	(2,703)

Net revenues	7,710	6,000	9,434	—	23,144

Total gross profit	3,555	1,783	5,363	—	10,701
Inter-segment gross profit	(248)	107	141	—	—

Gross profit	3,307	1,890	5,504	—	10,701

Selling, general and administrative expenses	747	952	5,372	1,188	8,259
Adverse judgment and legal expenses	—	—	—	—	—

Total operating expenses	747	952	5,372	1,188	8,259

Income (loss) from continuing operations before interest and taxes	$2,560	$938	$132	$(1,188)	$2,442

Nine-month period:

2004	Quarrying	Manufacturing	Retailing	Other	Total

Total net revenues	$24,160	$22,121	$25,731	$—	$72,012
Inter-segment net revenues	(2,123)	(6,238)	—	—	(8,361)

Net Revenues	22,037	15,883	25,731	—	63,651

Total gross profit	9,492	4,423	14,016	—	27,931
Inter-segment gross profit	(580)	12	568	—	—

Gross profit	8,912	4,435	14,584	—	27,931

Selling, general and administrative expenses	2,570	2,743	15,461	3,959	24,733
Adverse judgment and legal expenses	—	—	—	6,500	6,500

Total operating expenses	2,570	2,743	15,461	10,459	31,233

Income (loss) from continuing operations before interest and taxes	$6,342	$1,692	$(877)	$(10,459)	$(3,302)

2003	Quarrying	Manufacturing	Retailing	Other	Total

Total net revenues	$20,114	$21,559	$25,122	$—	$66,795
Inter-segment net revenues	(1,390)	(6,580)	—	—	(7,970)

Net revenues	18,724	14,979	25,122	—	58,825

Total gross profit	6,502	4,169	13,696	—	24,367
Inter-segment gross profit	(481)	37	444	—	—

Gross profit	6,021	4,206	14,140	—	24,367

Selling, general and administrative expenses	2,264	2,690	15,596	3,694	24,244
Adverse judgment and legal expenses	—	—	—	2,441	2,441

Total operating expenses	2,264	2,690	15,596	6,135	26,685

Income (loss) from continuing operations before interest and taxes	$3,757	$1,516	$(1,456)	$(6,135)	$(2,318)

Net revenues by geographic area are as follows ($ in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003

Net revenues (1):
United States	$20,731	$20,910	$56,971	$53,474
Canada	2,610	2,159	6,135	5,087
Ukraine	114	75	545	264

Total net revenues	$23,455	$23,144	$63,651	$58,825

(1)	Net revenues are attributed to countries based on where product is produced.

(7)	Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and foreign currency translation adjustment. Comprehensive income (loss) for the three and nine month period ended October 2, 2004 and September 27, 2003 are as follows ($ in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003

Net income (loss)	$1,331	$912	$(3,143)	$(2,617)
Other comprehensive income (loss):
Foreign currency translation adjustment	434	(28)	216	1,051

Comprehensive income (loss)	$1,765	$884	$(2,927)	$(1,566)

Accumulated other comprehensive income (loss) at October 2, 2004 and December 31, 2003 are comprised of the following ($ in thousands):

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive (Loss)

Balance at December 31, 2003	$680	$(1,594)	$(914)
Changes in 2004	216	—	216

Balance at October 2, 2004	$896	$(1,594)	$(698)

(8)	Components of Net Periodic Benefit Cost (in thousands)

	Three Months Ended October 2, 2004 and September 27, 2003

	NON-UNION PENSION BENEFITS		DEFERRED COMPENSATION BENEFITS		OTHER BENEFITS

	2004	2003	2004	2003	2004	2003

Service cost	$156	$133	$43	$47	$5	$5
Interest cost	320	318	79	79	28	28
Expected return on plan assets	(340)	(303)	0	0	0	0
Amortization of prior service costs	35	50	17	19	20	16
Amortization of net (gain) loss	29	49	0	0	0	0

Net periodic benefit cost	$200	$247	$139	$145	$53	$49

	Nine Months Ended October 2, 2004 and September 27, 2003

	NON-UNION PENSION BENEFITS		DEFERRED COMPENSATION BENEFITS		OTHER BENEFITS

	2004	2003	2004	2003	2004	2003

Service cost	$468	$399	$129	$141	$15	$15
Interest cost	960	954	237	237	84	84
Expected return on plan assets	(1,020)	(909)	0	0	0	0
Amortization of prior service costs	105	150	51	57	60	48
Amortization of net (gain) loss	87	147	0	0	0	0

Net periodic benefit cost	$600	$741	$417	$435	$159	$147

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003, it expected to contribute $800,000 to the defined benefit pension plan during 2004. The contribution was made in full in April 2004.

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

On June 10, 2004, we announced the three-member ICC arbitral tribunal had awarded Granite Stone Business International approximately $5.4 million in damages, plus interest on the award estimated at $1.1 million. The award was made on the claim we had wrongfully terminated the Salisbury Pink distribution agreement. The tribunal ruled in our favor on the other four claims brought against us in the arbitration. We recorded a charge of $6.5 million for the adverse judgment during the three months ended July 3, 2004.

On April 22, 2003, Kurtz Monument Company filed a complaint against us alleging we breached certain terms of a sealed settlement agreement by engaging in conduct constituting commercial disparagement. Damages have not been specified. We believe this action by Kurtz Monument Company is without merit. We deny liability and will continue to vigorously defend claims made by Kurtz Monument Company.

(10)	Credit Facility

On July 9, 2004, we reduced our credit facility with CIT from a total of $50 million to a total of $30 million and eliminated a lending participant in the facility, allowing CIT to hold the entire facility. We decided to reduce the size of the facility rather than maintain the original line at the higher cost that would have been required as a result of the change in the lending group. The new facility consists of an acquisition term loan line of credit of up to $17.5 million and a revolving credit facility of up to another $12.5 million based on eligible accounts receivable, inventory and certain fixed assets. As of October 2, 2004, we had $16.0 million outstanding and $1.5 million available under the term loan line of credit and $5.9 million outstanding and $6.6 million available under the revolving credit facility. The agreement contains certain covenants for a minimum Operating Cash Flow to Debt Service Ratio and a limit on the Total Liabilities to Net Worth Ratio of the Company.

The facility requires the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA) less taxes and capital expenditures to the sum of interest and scheduled debt repayments be at least 1.25 for any trailing twelve-month period at the end of a quarter. Primarily as a result of significant Eurimex expenses, we had received a waiver of this covenant until September 30, 2004, which required us to meet minimum interim EBITDA targets. As of July 3, 2004, we were in violation of this amended covenant solely as a result of the $6.5 million adverse judgment in the Eurimex case discussed above. We received a waiver on this covenant from CIT for the period ending July 3, 2004. The covenants in the new agreement in effect as of July 8, 2004 revert back to the original debt service coverage ratio described above, except all expenses associated with the Eurimex litigation (judgments and legal expenses) are excluded from the calculation of EBITDA as described above.  As of October 2, 2004, the Company was in compliance with this covenant as our ratio was 2.29.

The facility also requires that the ratio of the Company's total liabilities to net worth not exceed 2.0. As of October 2, 2004, the Company was in compliance with this covenant as our total liabilities to net worth ratio was 0.80.

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

Dividends Declared

On October 28, 2004, the Board of Directors declared a dividend of $.02 per share of common stock, payable on December 15, 2004 to holders of record as of November 15, 2004.

Sale of Autumn Rose Quarry

The Company sold its Autumn Rose quarry located in Mill Creek, Oklahoma, on November 9, 2004 for a total sale price of $750,000, of which $150,000 will be payable in cash at the closing and $600,000 payable in kind through the supply of diamond tools and segments pursuant to a supply agreement.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Rock of Ages is an integrated quarrier, manufacturer, distributor and retailer of granite and products manufactured from granite. During 2003, we had four business segments, quarrying, manufacturing, retail and cemeteries. The quarry division sells granite blocks to both the manufacturing division and to outside manufacturers, as well as to customers outside North America. The manufacturing division's principal products are granite memorials used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications. The retail division primarily sells granite memorials directly to consumers. The cemetery division sold cemetery property and funeral and cemetery products and services both at the time of need and on a preneed basis. On December 17, 2003, we sold all of our cemetery properties and assets to Saber Management, LLC for $6,750,000, thereby exiting the cemetery business.

The operational results for the year-to-date were generally good in all segments but were significantly impacted by a $6.5 million adverse judgment against us in the Eurimex litigation relating to a contract dispute on the distribution of granite blocks from certain quarries (see Part II, Item 1, Legal Proceedings). Because of the significance of this judgment, we have reclassified those expenses associated with the Eurimex case (both the judgment and the legal costs) out of Quarry Sales General and Administrative (SG&A) to a separate line on the statement of operations for the current and prior periods. While this judgment is a significant sum, we believe we can continue to operate our current business units as well as grow in areas where we see opportunities.

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

Our quarry division's third quarter had revenue that was slightly better than last year but had a significant improvement in gross profit and operating income primarily as a result of higher shipments in some of our more profitable quarries as well as a favorable adjustment to inventory valuation to reflect current quarry cost per foot.  Year to date revenues and profits in the quarry group remain well ahead of last year, primarily as a result of a stronger first quarter this year and continued strong demand in most of our quarries. As noted above, we reclassified our expenses associated with the Eurimex litigation (both the judgment and legal costs and related expenses) out of Quarry Sales, General and Administrative (SG&A) expenses into a separate category for the current and prior periods. We believe separating these costs provides a better understanding of our ongoing quarry operations. SG&A for the quarry group was up slightly primarily as a result of increased travel required to support our overseas customers.

Our manufacturing division was unable to ship some mausoleums that were completed in the third quarter due to customer scheduling issues, which caused a slight decrease in revenue, however, improved sales in our Canadian memorials group and our industrial products group resulted in third quarter revenues slightly above last year. Gross profits were down slightly during the quarter due to the different mix of products shipped in the third quarter. SG&A costs have increased only slightly over last year for the year to date.

Results for our retail group in the third quarter fell behind the same period last year but remain ahead of last year for the year to date. The shortfall in revenue in the third quarter was a result of the combination of insufficient orders combined with an increase in orders not set, and therefore not recognized as revenue, over the same period last year.  Our gross profit as a percentage of revenue remains where we expect it to be and our SG&A as a percentage of revenue increased as expected due to the additional resources being added to our retail group as part of our aggressive plan to grow that group.  We remain committed to our retail growth strategy and added a new VP of Marketing and a VP of Wholesale Business Development in the third quarter and are aggressively pursuing programs that are focused on growing these businesses. We are in the process of rolling out our Outreach Program, which is a formal program designed to increase sales through funeral homes and cemeteries, either as a referral relationship or as a commissioned sale. We expect some of the initiatives that will be put in place to achieve growth in these businesses may result in lower short-term profits as we position ourselves for future growth.

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

At our Barre, Vermont quarries, we allow customers to purchase granite blocks and request that we store the blocks for them. Many of our customers do not have adequate storage space at their facilities and want to ensure an adequate supply of blocks, especially when the Barre quarries are closed from mid-December through mid-March because of weather. Our quarry division recognizes revenue from blocks purchased when the customer selects and identifies the block at the quarry site and the customer requests the block be stored, when they have significant business reasons to do so. At that time, the block is removed from inventory; the customer's name is printed on the block, and title and risk of ownership passes to the buyer. The customer is invoiced and normal payment terms apply, except in the case of December terms described below. Granite blocks owned by customers remain on our property for varying periods of time after title passes to the buyer. We retain a delivery obligation using our trucks. However, we consider the earnings process substantially complete because the cost of delivery service is inconsequential (less than 3%) in relation to the selling price. Further, under industry terms of trade, title passes and the payment obligation is established when the block is identified at the quarry.

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

Retail

Retailing revenues are recorded when the finished monument is set in the cemetery. In certain instances, we may enter into an agreement with a customer providing for extended payments terms, generally up to two years from either the date of setting the memorial or, in certain instances, upon the settlement of an estate.

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

In December 2003, we decided to sell the Autumn Rose quarry in Mill Creek, Oklahoma. Accordingly, it is now classified as assets held for sale in the accompanying balance sheets. We have determined the carrying value of the quarry exceeded its fair value based on discussions with interested parties. As a result, we recognized an after-tax impairment charge of approximately $480,000 in the fourth quarter of 2003, which decreased the carrying value to our best estimate of the fair value of the quarry.

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

Valuation of deferred income taxes

As of October 2, 2004, we had net deferred tax assets of $5,848,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. We have recorded a valuation allowance of $4,130,000 against the alternative minimum tax credit carry-forwards and other deferred tax assets. Based upon the projections for future taxable income over the periods for which the deferred tax assets are deductible, we believe it is more likely than not we will realize the benefit of these unreserved net deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

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

As described in Part 2, Item 1-Legal Proceedings, we were involved in an ICC arbitration proceeding in which Eurimex, our former distributor outside the United States, brought claims against us alleging, among other things, breach of contract and violation of antitrust laws under the European Community Treaty. The three-member ICC arbitral tribunal awarded Eurimex approximately $5.4 million in damages, plus interest on the award estimated at $1.1 million. The award was made on the claim we had wrongfully terminated the Salisbury Pink distribution agreement. The tribunal ruled in our favor on the other four claims brought against us in the arbitration. We recorded a charge of $6.5 million for the adverse judgment during the three months ended July 3, 2004, and paid the judgment to Eurimex on August 6, 2004.

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

	Three Months Ended			Nine Months Ended
	October 2,	September 27,		October 2,		September 27,
	2004	2003		2004		2003

Statement of Operations Data:
Net Revenues:
Quarrying	34.3%	33.3%		34.6%		31.8%
Manufacturing	27.0%	25.9%		25.0%		25.5%
Retailing	38.7%	40.8%		40.4%		42.7%

Total net revenues	100.0%	100.0%		100.0%		100.0%

Gross Profit:
Quarrying	53.2%	42.9%		40.4%		32.2%
Manufacturing	27.8%	31.5%		27.9%		28.1%
Retailing	56.3%	58.3%		56.7%		56.3%

Total gross profit	47.5%	46.2%		43.9%		41.4%

Operating Expenses:
Selling, general and administrative:
Quarrying	10.8%	9.7%		11.7%		12.1%
Manufacturing	14.8%	15.9%		17.3%		18.0%
Retailing	58.3%	56.9%		60.1%		62.1%
Corporate Overhead	5.8%	5.1%		6.2%		6.3%

Total SG&A expenses	36.0%	35.7%		38.9%		41.2%
Adverse Judgment and legal expenses	0.0%	0.0%		10.2%		4.1%

Total operating expenses	36.0%	35.7%		49.1%		45.3%

Income (loss) from continuing operations before interest and income taxes	11.5%	10.6%		(5.2%	)	(3.9%	)

Interest expense	0.8%	0.6%		0.7%		0.8%

Income (loss) from continuing operations before income taxes	10.7%	9.9%		(5.9%	)	(4.7%	)

Provision for income taxes	5.0%	5.8%		(1.1%	)	(0.3%	)

Income (loss) from continuing operations	5.7%	4.1%		(4.8%	)	(4.4%	)

Discontinued operations, net of income taxes	0.0%	(0.2%	)	(0.1%	)	0.0%

Net income (loss)	5.7%	3.9%		(4.9%	)	(4.4%	)

Three Months Ended October 2, 2004 Compared to Three Months Ended September 27, 2003

On a consolidated basis for all segments for the three-month period ended October 2, 2004, compared to the same period in 2003, revenue increased 1.3%, gross profit increased 4.2% and total Sales, General and Administrative (SG&A) costs increased 2.3% for reasons discussed in detail in the segment analyses below.

Quarry Segment Analysis

Revenues in our quarry operations for the three-month period ended October 2, 2004 were up 4.4% from the same period last year primarily as a result of increased shipments from our Bethel White and Gardenia White quarries to overseas customers. These increases were partially offset by a decrease in shipments from our Salisbury Pink quarry and Barre Gray quarry as a result of lower demand and/or the timing of purchases by our customers.

Gross profit dollars from our quarry operations for the three-month period ended October 2, 2004 increased 29.5% and gross profit as a percentage of revenue increased from 42.9% of revenue to 53.2% of revenue. The increases in gross profit dollars and gross profit as a percentage of revenue were largely a result of the increase in revenues discussed above and the improved operational efficiencies associated with such increases as well as a favorable adjustment to inventory valuation to reflect current quarry cost per foot.

SG&A costs in our quarry segment increased 16.2% for the three-month period ended October 2, 2004 however SG&A as a percentage of revenue was up just 1.1%.  The increases were a result of numerous incrementally higher expenses but primarily a result of increased expenditures required to support and expand our export business.

Manufacturing Segment Analysis

Revenues in our manufacturing operations for the three-month period ended October 2, 2004 increased 5.5% from the same period last year as a result of increased shipments in our Canadian manufacturing operation as well as an increase in shipments from our industrial products division in Barre, VT. Our Barre, VT memorials manufacturing group saw a decrease in revenue largely due to the timing of shipment of some large memorials and mausoleums, however our backlog remains ahead of last year at this time. In addition, demand for surface plates and other precision granite products manufactured by our industrial products division has increased this year compared to last year and our backlog in that area is above last year’s levels.

Gross profit dollars from the manufacturing group decreased 6.9% and gross profit as a percentage of manufacturing revenue decreased by 3.7 percentage points for the three-month period ended October 2, 2004 compared to the same period last year. The decrease in both gross profit dollars and gross profit as a percentage of revenue was due to a decrease in shipments of higher margin products like large memorials and mausoleums from our Barre, VT manufacturing facility.

SG&A costs for the three-month period ended October 2, 2004 for the manufacturing group was essentially unchanged compared to the same period last year.

Retail Segment Analysis

Revenues in our retail operations for the three-month period ended October 2, 2004 decreased 3.8% from the same period last year primarily as a result of lower than expected order receipts across the retail segment.  As of October 2, 2004, our total backlog of orders was up slightly over the same time last year.

Gross profit dollars from the retail operations decreased 7.2% and gross profit as a percentage of revenue decreased 2.0 percentage points compared to the same period last year. The decrease in gross profit dollars is a result of the decrease in revenues discussed above.

SG&A costs from our retail operations decreased 1.5% for the three-month period ended October 2, 2004 compared to last year and SG&A costs as a percentage of retail revenue increased 1.4 percentage points from the same period last year. The slight decrease in SG&A cost in dollars is a result of several small factors including a decrease in administrative costs as a result of cost cutting measures and the consolidation of some administrative functions.  SG&A as a percentage of revenue increased primarily as a result of additional resources being applied to the aggressive growth of our memorials group.  We expect expenditures in retail SG&A will continue to increase as we implement our growth initiatives.  In addition, we expect additional expenses of approximately $500,000, largely in the fourth quarter of 2004, as we transition our sales force from commission to salary and commission expense is recognized on commission based orders that are completed as we also pay counselors a salary.

Consolidated Items

Unallocated Corporate overhead, consisting of operating costs not directly related to an operating segment, increased 14.1% for the three-month period ended October 2, 2004 compared to the same period last year primarily from expenses related to various executive searches.

Interest expense increased 31.1% for the three-month period ended October 2, 2004 compared to the same period last year as a result of the increase in debt associated with the payment of the Eurimex judgment as well as the investment in Forethought Financial Services as well as slightly higher interest rates on our credit facilities.

Our  income tax rate in the third quarter was higher than expected in both 2004 and 2003 as a result of changes in the Company's projected annual income from the United State's operations. Projected earnings in the United States have been impacted by costs incurred as a result of the Eurimex litigation and settlement and a decline in the estimated operations of the retail segment.

Nine Months Ended October 2, 2004 Compared to Nine Months Ended September 27, 2003

On a consolidated basis for all segments for the nine-month period ended October 2, 2004, compared to the same period in 2003, revenue increased 8.2%, gross profit increased 14.6% and total SG&A costs, excluding the costs associated with the judgment and expenses in the Eurimex litigation, increased 2.0% from the same period last year for reasons discussed in detail in the segment analyses below.

Quarry Segment Analysis

Revenues in our quarry operations for the nine-month period ended October 2, 2004 were up 17.7% from the same period last year as a result of increased shipments from almost every active quarry. Major increases came from the Bethel White and Gardenia White quarries with smaller increases in the Barre Gray quarry and the Pennsylvania Black quarry.

Gross profit dollars from our quarry operations for the nine-month period ended October 2, 2004 increased 48.0% and gross profit as a percentage of revenue increased from 32.2% of revenue to 40.4% of revenue. The increases in gross profit dollars and gross profit as a percentage of revenue are largely a result of the increase in revenues discussed above and the improved operational efficiencies associated with such increases and/or improved yields in a quarry resulting in greater quantities of saleable stone.

SG&A costs in our quarry segment increased 13.5% for the nine-month period ended October 2, 2004. The increases were a result of numerous incrementally higher expenses but primarily a result of increased expenditures required to support and expand our export business.

Manufacturing Segment Analysis

Revenues in our manufacturing operations for the nine-month period ended October 2, 2004 increased 6.0% from the same period last year primarily as a result of increased shipments from our Canadian manufacturing operation as well as an increase in shipments from our industrial products division. The manufacturing group had $1.0 million in shipments for the World War II memorial last year compared to none this year so the increase in revenue shows a significant improvement.

Gross profit dollars from the manufacturing group increased 5.4% and gross profit as a percentage of manufacturing revenue was essentially unchanged for the nine-month period ended October 2, 2004 compared to the same period last year. The increase in gross profit is a result of increased revenue and the positive effect improved revenues have on reducing certain fixed costs as a percentage of revenue in our operations, as well as higher revenues from our industrial products division whose specialty products typically have above average gross margins.

SG&A costs for the nine-month period ended October 2, 2004 for the manufacturing group increased 2.0% compared to the same period last year primarily as a result of normal cost increases.

Retail Segment Analysis

Revenues in our retail operations for the nine-month period ended October 2, 2004 increased 2.4% from the same period last year primarily as a result of strong shipments in the first quarter of 2004 compared to the first quarter of 2003.

Gross profit dollars from the retail operations increased 3.1% and gross profit as a percentage of revenue increased 0.4 percentage points compared to the same period last year. The increase is primarily a result of the increased revenues in the nine-month period this year compared to last and improved gross margins in the first quarter of 2004 compared to the same period of 2003, which was the result of higher revenues in that period and the associated improvement in operational efficiencies.

SG&A costs from our retail operations decreased 0.9% for the nine-month period ended October 2, 2004 compared to last year and SG&A costs as a percentage of retail revenue decreased 2.0 percentage points from the same period last year. The decrease in SG&A costs is primarily a result of a decrease in administrative costs associated with the consolidation of some administrative functions.  We expect expenditures in retail SG&A will increase as we implement our growth initiatives, including additional expense of approximately $500,000, largely in the fourth quarter of 2004, as we transition our sales force from commission to salary and commission expense is recognized on commission based orders that are completed as we also pay counselors a salary.

Consolidated Items

Unallocated Corporate overhead increased 7.2% for the nine-month period ended October 2, 2004 compared to the same period last year primarily from expenses related to various executive searches as well as normal cost increases.

Expenses associated with the Eurimex legal case, including the judgment and any legal or other related expenses, were $6.5 million in the nine-month period ended October 2, 2004 which consisted of a judgment of $5.4 million plus accrued interest from October 2000 which totaled approximately $1.1 million. This compares to expenses in the same period of 2003 of $2.4 million, which consisted entirely of legal and other related expenses. The Company does not expect any additional expenses as a result of these proceedings.

Interest expense was essentially unchanged for the nine-month period ended October 2, 2004 compared to the same period last year.

Income tax benefit as a percentage of the net loss from continuing operations before taxes, for the nine-month period ended October 2, 2004 was 18.0%. The tax provision was determined by applying the Company's  tax rate in Canada and the U.S. on the actual pretax earnings in each respective jurisdiction.  Income tax benefit as a percentage of the net loss from continuing operations before taxes, for the nine-month period ended September 27, 2003 was 6.8%.

Liquidity and Capital Resources

We consider our liquidity to be adequate to meet our long and short-term cash requirements to fund operations and pursue our growth strategy. Historically, we have met these requirements primarily from cash generated by operating activities and periodic borrowings under the commercial credit facilities described below. We anticipate there may be future acquisitions as we pursue our growth strategy that may require us to return to a $50 million credit facility  compared to our existing $30 million credit facility.

In January 2003, we repurchased 500,500 shares of our common stock for a total of $2,602,600 as part of our share buy back program. Upon completion of this transaction, we had repurchased a total of 676,200 shares for $3,359,269 under the share buy back program. All shares have subsequently been retired. There remain 323,800 shares authorized to be purchased, under the current repurchase program. We will continue to repurchase shares on an opportunistic basis determined by, among other things, current debt levels, covenants of our lenders, anticipated uses of capital, the price of the stock and the general market conditions.

In 2003, the funded status of our defined benefit pension plan improved by approximately $1.2 million primarily as a result of payments to fund the plan of $1.0 million in 2003. We have historically contributed between $800,000 and $1.0 million per year and expect to make annual contributions in this range, which, we believe, we will be able to fund either from cash from operations or borrowing under our credit facilities. We made our annual 2004 contribution of $800,000 to our pension plan in April 2004.

Cash Flow. At October 2, 2004, the Company had cash and cash equivalents of $4.2 million and working capital of $27.8 million, compared to $800,000 and $28.8 million, at September 27, 2003. The decrease in working capital is primarily the result of the increase in short-term obligations and to a lesser extent the increase in borrowings under the line of credit to fund the Eurimex judgment.

For the nine-month period ended October 2, 2004, net cash used in operating activities was $17,000, which consisted primarily of the net loss of $3.1 million offset by the non-cash charges for depreciation and cash provided primarily by an increase in customer deposits less cash used primarily as a result of an increase in receivables and inventories and a decrease in payables.  This compares to cash provided by operating activities for the period ended September 27, 2003 of $1.7 million, which consisted primarily of the net loss of $2.6 million offset by the non-cash charges for depreciation, and an increase in customer deposits.

Net cash used in investing activities was $4.3 million in the nine-month period ended October 2, 2004 as a result of proceeds from the sale of the cemeteries of $5.2 million less capital purchases of $5.5 million and purchases of long-term investments of $3.7 million, compared to $5.5 million used in investing activities in the corresponding period of 2003 as a result of capital purchases.

Net cash provided by financing activities in the nine-month period ended October 2, 2004 was $5.2 million, which consisted primarily of borrowings under the line of credit and long-term debt of $4.6 million, and proceeds from stock purchases resulting from stock options exercised of $976,000 less dividends paid on common stock of $438,000. This compares to $2.3 million used in the financing activities in the corresponding period of 2003, which consisted primarily of repurchases of stock under the Company's stock repurchase program of $2.6 million and dividends paid on common stock of $215,000 less increased borrowing under the line of credit of $600,000.

Capital Resources. We have a credit facility with the CIT Group/Business Credit ("CIT") that expires in October 2007. On July 9, 2004, we reduced our credit facility with CIT from a total of $50 million to a total of $30 million and eliminated a lending participant in the facility, allowing CIT to hold the entire facility. We decided to reduce the size of the facility rather than maintain the original line at the higher cost that would have been required as a result of the change in the lending group. The new facility consists of an acquisition term loan line of credit of up to $17.5 million and a revolving credit facility of up to another $12.5 million based on eligible accounts receivable, inventory and certain fixed assets. As of October 2, 2004, we had $16.0 million outstanding and $1.5 million available under the term loan line of credit and $5.9 outstanding and $6.6 million available under the revolving credit facility. On August 6, 2004 we paid the $6.5 million Eurimex judgment out of our revolving credit facility. Our loan agreement with CIT places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, repurchase stock, and make investments or guarantees. The agreement also contains certain covenants for a minimum Operating Cash Flow to Debt Service Ratio and a limit on the Total Liabilities to Net Worth Ratio of the Company as described below.

Debt Service Coverage Ratio. The facility requires the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA) less taxes and capital expenditures to the sum of interest and scheduled debt repayments be at least 1.25 for any trailing twelve-month period at the end of a quarter. Primarily as a result of significant Eurimex expenses, we had received a waiver of this covenant until September 30, 2004, which required us to meet minimum interim EBITDA targets. As of July 3, 2004, we were in violation of this amended covenant solely as a result of the $6.5 million adverse judgment in the Eurimex case discussed above. We received a waiver on this covenant from CIT for the period ending July 3, 2004. The covenants in the new agreement in effect as of July 8, 2004 revert back to the original debt service coverage ratio described above, except all expenses associated with the Eurimex litigation (judgments and legal expenses) are excluded from the calculation of EBITDA as described above.  As of October 2, 2004, the Company was in compliance with this covenant as our ratio was 2.29.

Total Liabilities to Net Worth Ratio. The facility also requires the ratio of the Company's total liabilities to net worth not exceed 2.0. As of October 2, 2004, the Company was in compliance with this covenant as our total liabilities to net worth ratio was 0.80.

We have a multi-tiered interest rate structure on our outstanding debt with CIT. As of October 2, 2004, the interest rate structure was as follows:

	Amount	Formula	Effective Rate

Revolving Credit Facility	$ 5.9 million	Prime - .50%	4.25%
Term Loans	3.5 million	LIBOR + 1.75%	3.45%
Term Loans	12.5 million	LIBOR + 1.75%	3.07%

The Company can elect the interest rate structure for the Revolver and/or the Term Loan under the credit facility based on the prime rate or LIBOR.

The incremental rate above or below prime and above LIBOR is based on the Company's Funded Debt to Net Worth Ratio.

As of October 2, 2004, the Company had $4.0 million CDN available and $0 outstanding under a demand revolving line of credit with the Royal Bank of Canada.

Contractual Obligations - ($ in thousands)

Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt (1)	$16,335	$40	$42	$16,023	$230
Operating Leases (2)	2,502	798	1,125	554	25
Purchase Obligations (3)	11,250	2,250	4,500	4,500	—

Total Obligations	$30,087	$3,088	$5,667	$21,077	$255

(1)

Long-Term Debt consists of various notes payable for general business use and strategic acquisitions, the repayment, of which, is expected to be funded from a combination of cash flow from operations and its existing credit facility.

(2)	Operating Leases are principally for real estate and are expected to be funded from cash flow from operations.

(3)

The purchase obligation is a supply agreement with Adams Granite Co. The Company has agreed to purchase a minimum of $2,250,000 (+/- 10%) of monuments from Adams Granite each year for a term of seven years with various stipulations as to variations from the "minimum order" and pricing agreements, and is expected to be funded from cash flow from operations. The remaining term of the agreement is until December 2008.

Our primary need for capital will be to maintain and improve our manufacturing, quarrying, and retail facilities and to finance acquisitions as part of our growth strategy. We have approximately $6.0 million budgeted for capital expenditures in 2004. We believe the combination of cash flow from operations and our existing credit facility will be sufficient to fund our operations for at least the next twelve months.

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

Our continued growth depends, at least in part, on our ability to form relationships with funeral directors; cemeteries and other death care providers.

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

There is an increasing trend toward cremation in the United States. According to the Cremation Association of North America, or CANA, cremation was used in approximately 28% of the deaths in the United States in 2002, compared to approximately 24% in 1998, and CANA expects this rate to rise to approximately 36% by 2010. While we continue to believe many families will choose to permanently memorialize their loved-ones, regardless of whether they choose cremation over a traditional burial, to the extent increases in cremation rates result in decreases in memorialization rates, this decrease will result in a decline in our memorial sales, which will adversely affect our business and results of operations.

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

Historically, our operations have experienced certain seasonal patterns. Generally, our net sales are highest in the second or third quarter and lowest in the first quarter of each year due primarily to weather. Cemeteries in northern regions generally do not accept granite memorials during winter months when the ground is frozen because they cannot be properly set. We typically close certain of our Vermont and Canadian quarries during the months of January and February because of increased operating costs attributable to weather conditions. We have historically incurred an aggregate net loss during the first three months of each calendar year. Our operating results may vary materially from quarter to quarter due to, among other things, acquisitions, changes in product mix and limitations on the timing of price increases, making quarterly year-to-year comparisons less meaningful.

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

The Company has financial instruments that are subject to interest rate risk, principally debt obligations under its credit facilities. Historically, the Company has not experienced material gains or losses due to interest rate changes. Based on the Company's current variable rate debt obligations, the Company believes its exposure to interest rate risk is not material. Based on the October 2, 2004 outstanding borrowings under the credit facility, of $21.9 million, the impact of a 1% increase in the interest rates would be approximately $219,000 a year. The impact to the consolidated financial statements is immaterial to our consolidated financial position, results of operations and cash flows.

The Company is subject to foreign currency exchange rate risk primarily from the operations of its Canadian subsidiary. Based on the size of this subsidiary and the Company's corresponding exposure to changes in the Canadian/U. S. dollar exchange rate, the Company does not consider its market exposure relating to currency exchange to be material.

Item 4.	Controls and Procedures

(a)  Disclosure Controls and Procedures.  The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files or submits under the Exchange Act.

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

We are a party to legal proceedings that arise from time to time in the ordinary course of our business. While the outcome of these ordinary course proceedings cannot be predicted with certainty, we do not expect them to have a material adverse effect on our business or financial condition. In addition, we were a party to the litigation described below.

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

Holders of Common Stock are entitled to receive such dividends as may be legally declared by the board of directors and, in the event of dissolution and liquidation, to receive the net assets of the Company remaining after payment of all liabilities, in proportion to their respective holdings. On October 28, 2004, the Board of Directors declared a dividend of $.02 per share of common stock, payable on December 15, 2004 to holders of record as of November 15, 2004.

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

On July 6, 2004, the Registrant filed a report on Form 8-K pursuant to Item 5. (Other Events and Required FD Disclosure) and Item 7. (Financial Statements and Exhibits) to report it had completed the previously announced investment of $3.5 million in FFS Holdings, Inc., a new parent company of Forethought Financial Services, Inc., a leading provider of pre-need insurance currently marketed through funeral homes and cemeteries. The investment includes voting and non-voting common shares, and represents approximately 6% of the voting common equity and approximately 8% of the total common equity of FFS Holdings.

On July 30, 2004, the Registrant filed a report on Form 8-K pursuant to Item 5. (Other Events and Required FD Disclosure) and Item 12. (Results of Operations and Financial Condition) to report the board of directors had declared a quarterly cash dividend of $0.02 per share payable on September 15, 2004 to shareholders of record at the close of business on August 16, 2004. The Registrant also announced its financial results for the quarter ended July 3, 2004.

On August 6, 2004, the Registrant filed a report on Form 8-K pursuant to Item 5. (Other Events and Required FD Disclosure) and Item 7. (Financial Statements and Exhibits) to report it had acquired Crone Monument Company, a retailer of granite memorials with sales locations in Memphis and Jackson, Tennessee for $460,000. The Registrant also reported it had paid in full the previously announced $6.5 million arbitration award to Granite Stone Business International (formerly known as Eurimex), and the parties had exchanged mutual releases for all claims up to the date of the release including those brought in the arbitration.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ROCK OF AGES CORPORATION

Dated: November 15, 2004	By: /s/ Douglas S. Goldsmith Douglas S. Goldsmith Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

Number	Exhibits

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
Exhibit Index