Form 10-K
period 2004-12-31
ROCK OF AGES CORP
filed 2005-03-30
CIK 84581

Click here to go to the Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file Number: 000-29464

ROCK OF AGES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	030153200 (I.R.S. Employer Identification No.)
772 GRANITEVILLE ROAD GRANITEVILLE, VERMONT 05654 (Address of principal executive offices and zip code)
(802) 476-3121 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

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

As of June 30, 2004, the aggregate market value of the registrant's voting stock (including Class B Common Stock, par value $.01 per share ("Class B Common Stock"), which is convertible on a share-for-share basis into Class A Common Stock, par value $.01 per share ("Class A Common Stock" and, together with Class B Common Stock, "Common Stock")), held by non-affiliates of the registrant was $41,635,764. As of March 28, 2005, there were outstanding 4,698,800 shares of Class A Common Stock and 2,700,596 shares of Class B Common Stock.

TABLE OF CONTENTS
PART I

 2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Rock of Ages Corporation ("Rock of Ages" or the "Company") to differ materially from those contained in such statements. All statements other than statements of historical fact could be deemed forward-looking statements, and may include projections of revenue, gross profit, expenses, earnings or losses from operations or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions may include the challenge of continuing to build and grow Rock of Ages' retail distribution systems through referral relationships, retail acquisitions, adding new independent retailers and new store openings; uncertainties involving quarry yields and demand for Rock of Ages' dimension stone; and other risks and uncertainties described herein, including, but not limited to the items discussed in "Risk Factors That May Affect Future Results" in Item 7 of this report, and that are otherwise described from time to time in Rock of Ages' reports filed with the Securities and Exchange Commission reports after the date of filing of this report.

 We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

PART I

ITEM 1.	BUSINESS

GENERAL

Rock of Ages was founded in 1885 and is an integrated granite quarrier, manufacturer and retailer whose principal product is granite memorials used primarily in cemeteries. We believe we are the largest quarrier, manufacturer and retailer of finished granite memorials and granite blocks for memorial use in North America, based on revenues. We own and operate 11 active quarry properties and 6 manufacturing and sawing facilities in North America, principally in Vermont and the Province of Quebec. We market and distribute our memorials on a retail basis through approximately 89 Company-owned retail sales outlets in the states indicated in Item 2 below. We also sell memorials wholesale to approximately 80 independent authorized Rock of Ages retailers in the United States as well as approximately 90 retailers in Canada. We market and sell our memorials at four distinctive levels of craftsmanship at various price points: Classic, Deluxe, Select and Signature. Our memorials are offered in granites of various colors and are covered by a full perpetual warranty or a limited perpetual warranty, depending on the particular granite. We believe the Rock of Ages trademark is one of the oldest and best-known brand names in the granite memorialization industry, and we actively promote our brand name and place a seal bearing the brand name on each memorial.

Rock of Ages, Signature, Sealmark, American Black, Barre Gray, Bethel White, Salisbury Pink, Gardenia White, Rockwell White, Laurentian Pink and Galactic Blue are trade names or trademarks of the Company. We rely on both registered and common law trademarks in the United States and in other countries to protect the goodwill associated with these brands.

As part of our growth strategy to build and expand our branded memorial retail distribution system and profitable quarry operations, and to increase the profitability of our manufacturing operations, we sold 2 quarries and 2 non-core manufacturing facilities in 2001, and one non-core manufacturing facility in 2002. In December 2003, we sold all of our cemetery properties and assets located in Kentucky to Saber Management, LLC, an Indiana-based operator of cemeteries and funeral homes, and exited the cemetery business. In connection with that sale, we entered into an agreement with Saber whereby we have retained the right to sell and install upright granite memorials in certain sections of most of the cemeteries sold, as well as in certain other cemeteries owned by Saber. In November 2004, we sold the Autumn Rose quarry located in Mill Creek, Oklahoma to AR Quarry Acquisition, LLC, for $750,000.

Also as part of our growth strategy, we have engaged in various strategic acquisitions. From 1997 to 2000, we acquired 26 retail monument companies, expanding our retail presence to 15 states. During the second quarter of 2002, the Company acquired a 1/3-equity interest in VIKA Ltd., a Ukrainian closed joint stock company that owns rights to quarry stone known as "Galactic Blue" on certain property located in Zhytomir, Ukraine. In connection with the share purchase, we acquired exclusive rights to sell the output of the Galactic Blue quarry. In November 2004, we acquired Crone Monument, a memorial retailer, with 2 locations in the Memphis, Tennessee area for a purchase price of $500,000. In February 2005, we acquired McColly Memorials, a memorial retailer, with 4 locations in the Pittsburgh, Pennsylvania area for a purchase price of $625,000. Finally, in February 2005 we acquired the land and equipment comprising the Rockwell White quarry in Rockwell, North Carolina for a purchase price of $3.5 million.

During 2004, we had operations in three business segments: Quarrying, Manufacturing and Retailing. As noted above, in December 2003 we sold substantially all of the assets comprising our cemetery operations and exited the cemetery business. Accordingly, we did not have operations in the cemetery segment in 2004. Included within the business segments are operations that are unincorporated divisions of Rock of Ages and others that are separately incorporated subsidiaries. Financial information by business segment and geographic area is incorporated herein by reference to note 14 to our Consolidated Financial Statements included in this report. In addition, information regarding the revenues of each business segment is incorporated herein by reference to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Risks attendant to foreign operations are also incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors that May Affect Future Results" in Item 7. Additional information regarding each business segment and Rock of Ages in general is set forth below.

GROWTH STRATEGY

We seek to expand the scope and profitability of our operations through a growth strategy focusing on forward vertical integration into retailing, moving Rock of Ages closer to the ultimate customer, and selected acquisitions of quarries or acquiring distribution rights to selected types of dimension stone. The principal elements of this growth strategy include the following:

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

  Adding Independent Authorized Dealers. We will continue to expand where appropriate our base of independent authorized Rock of Ages retailers that are current or potential customers to further our efforts to build an integrated retail network consisting of Company-owned and independent authorized Rock of Ages retail outlets selling the Rock of Ages' brand.

  Brand Enhancement. We believe the Rock of Ages brand is one of the best-known brand names in the memorial industry. As a part of building an integrated network of Company-owned and independent retailers, we will continue to promote the Rock of Ages brand sold at our Company-owned retail outlets and independent authorized Rock of Ages retailers.

  Acquisitions of Quarries and Distribution Rights. While we own or control many of the highest quality granite quarries in North America, we will continue to explore the possibility of acquiring selected granite quarriers in North America and internationally to assure we will continue to have the colors and grades of granites sought by retail purchasers of granite memorials in North America, as well as granites for other uses. We will also continue to explore the acquisition of distribution rights to certain colors and grades of granites.

  Other Product Line Enhancements. We intend to continue to expand and enhance our memorial product lines in color, design and style. Our objective is to provide a full range of memorials available at various price ranges. We also expect to expand our product line beyond granite, marble and bronze memorials to other memorialization products and services.

In January 2004, we decided to combine our retail division and our manufacturing and wholesale division to form the Memorials Division. The Memorials Division has a unified focus on expanding our retail distribution system of owned and independently operated retailers. We have divided the country into regions with one group of regional vice presidents responsible for our owned stores, and a second group of officers and managers in various regions responsible for our authorized retailers, identifying retail acquisition candidates, obtaining new authorized retailers, and expanding our wholesale strategic alliances with funeral homes and cemeteries We believe this consolidated regional focus will enhance our success in expanding our retail distribution system.

PRODUCTS

Our principal products may be classified into three general product lines: granite quarry products (with limited value added manufacturing performed), manufactured granite products and non-granite memorials. The principal raw material for both granite product lines is natural granite as it comes from the ground, with the primary difference between the product lines being the extent of the processing or manufacturing of the granite. Non-granite memorials consist primarily of bronze markers. For each of the last three years, from 2004 to 2002, revenues derived from the sale of granite quarry products have accounted for 34%, 32% and 27%, respectively, of consolidated revenues and revenues derived from the sale of manufactured granite products at wholesale and retail have accounted for 63%, 63% and 69%, respectively, of consolidated revenues. In each of the last three years, revenues attributable to the sale of non-granite memorials accounted for less than 6% of consolidated revenues.

Granite Quarry Products

Our principal quarry product is granite blocks, the raw material of the dimension granite industry. These blocks are extracted from quarries in various sizes through a drilling, blasting and wire sawing process in the quarry. The range of block sizes is large, but most manufacturers of granite memorials and other products generally require minimum dimensions of height, width and length to maximize the efficiency of their block sawing equipment in meeting the required dimensions of the finished product. Granite blocks are normally sold in heights from 2'6" to 5', widths of 3' to 5', and lengths from 7' to 10'. These blocks typically weigh between 20 and 30 tons. Our quarry revenues are also derived, to a lesser degree, from the sale of blocks purchased from other quarries for resale through our distribution system, and from the sale of rough or sawn slabs.

Granite differs from deposit to deposit by color, grade and/or quality. We quarry and sell blocks of (i) Barre Gray granite from our Barre, Vermont quarry and gray granite from our Stanstead, Quebec quarry, (ii) black granite from our American Black quarry in Pennsylvania, (iii) pink granites from our Laurentian Pink quarry in Quebec and our Salisbury Pink quarry in North Carolina, (iv) white granites from our Bethel White quarry in Vermont and our Gardenia White and Rockwell White quarries in North Carolina and (v) grayish pink granites from our Kershaw and Coral Gray quarries in South Carolina. We also sell black granite with prominent blue feldspar from the Galactic Blue quarry in the Ukraine.

We sell granite blocks for memorial, building and other uses. While each of our quarries sell granite for memorial use and for building use, the output of the Bethel White quarry, the Gardenia White quarry, the Rockwell White quarry and the Salisbury Pink quarry are primarily sold and used for building granite use (such as building cladding, tiles, pavers, steps, countertops and other building products) outside North America and the output of the other quarries is primarily used for memorial use in North America.

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

Retail Products

Our retail stores market and sell granite, bronze and marble memorials primarily to consumers. We currently own and operate approximately 89 retail outlets in 18 states. The granite memorials sold at retail include a wide variety of sizes, styles and shapes. We source memorials from our own plants and a number of additional manufacturers in North America and elsewhere in the world. Our retail operations utilize a retail sales force that markets and sells memorials through relationships with funeral homes and cemeteries and direct meetings with customers in their homes and at retail sales offices. We advertise and promote retail sales through direct mail material, yellow page listings, placing brochures at funeral homes and cemeteries, and newspaper advertising. Our retail sales outlets have been positioned to sell branded and unbranded memorials at all price points and qualities based on differences in granite, size, design and level of workmanship. In March 2005, we simplified and expanded the price points within our branded memorial lines with the objective of selling only branded memorials at our owned retail stores by June 30, 2005.

MANUFACTURING AND RAW MATERIALS

Rock of Ages quarries and manufactures granite in the United States and Canada at the locations indicated in Item 2 "Properties." We also outsource the manufacturing of certain memorial products pursuant to supply agreements with other manufacturers.  There were no plants acquired or material additions to plants in 2004. We believe our manufacturing and quarrying capacity, together with our manufacturing outsourcing arrangements, are generally sufficient to meet anticipated production requirements for the foreseeable future.

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

We had manufacturing backlogs of $10 million as of December 31, 2004 and $8.7 million as of December 31, 2003. These backlogs occurred in the normal course of business. We do not have a material backlog in our quarrying operations. We had retail backlogs of $8.6 million as of December 31, 2004 and $8.9 million as of December 31, 2003. Substantially all of the backlog orders as of December 31, 2004, are expected to be filled during the 2005 fiscal year.

We do not normally maintain a significant inventory of finished manufactured products in anticipation of future orders in our manufacturing operations. Our retail outlets do maintain an inventory of memorials for display and delivery purposes. Approximately 75% of our manufactured product orders and retail orders are delivered within two to twelve weeks, as is customary in the granite memorial industry. The delivery time depends on the size and complexity of the memorial. We do accumulate inventory of granite blocks from September through December in preparation for the winter months when our northern quarries are normally closed from mid-December to mid-March.

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

RESEARCH AND DEVELOPMENT

We do not have a research and development department for any of our products. We regularly conduct market research, as well as research on new product designs and on equipment to improve the Company's technology. These activities are not separately accounted for as research, and we had no expenditures classified for financial reporting purposes as research in 2002, 2003 or 2004.

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

The granite memorial industry is also highly competitive. We compete with other granite quarriers and manufacturers in the sale of granite blocks for memorial use, and finished memorials, on the basis of price, color, quality, geographic proximity, service, design, availability, production capability, availability of supply and delivery options. All of our colors of granite are subject to competition from memorial grade granite blocks of similar color supplied by quarriers located throughout the world. There are approximately 140 manufacturers of granite memorials in North America. There are also many manufacturers of granite memorials in India, South Africa, China and Portugal that sell finished memorials in North America.

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

The competition for retail sales of granite memorials faced by our retail outlets is also intense and is based on price, quality, service, design availability, store location and breadth of product line. Competitors include funeral home and cemetery owners, including consolidators, which have greater financial resources than we have, as well as approximately 3,000 independent retailers of granite memorials located outside of cemeteries and funeral homes.

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

EMPLOYEES

We had approximately 715 employees as of December 31, 2004.

The collective bargaining agreements with the Granite Cutters Association and the United Steelworkers of America, respectively, which together represent approximately 169 employees in our Vermont manufacturing and quarrying operations, expire on April 28, 2006.

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

REGULATION AND ENVIRONMENTAL COMPLIANCE

Pursuant to federal, state and foreign statutes and regulations, our quarry and manufacturing operations are subject to substantial regulation by federal, state and foreign governmental agencies and other authorities, including OSHA, the Mine Safety and Health Administration and similar state and Canadian authorities. Our operations are also subject to extensive laws and regulations administered by the United Stated Environmental Protection Agency and similar state and Canadian authorities for the protection of the environment, including those relating to air and water quality, noise levels, and solid and hazardous waste handling and disposal. These laws and regulations may require us to fund remedial action or to pay damages regardless of fault. Environmental laws and regulations may also impose liability with respect to divested or terminated operations even if the operations were divested or terminated many years ago. In addition, current and future environmental or occupational health and safety laws, regulations or regulatory interpretations may require significant expenditures for compliance which could require us to modify our operations. We cannot predict the effect of such laws, regulations or regulatory interpretations on our business, financial condition or results of operations. We expect to be able to continue to comply, in all material respects, with existing laws and regulations.

AVAILABLE INFORMATION

We maintain a website with the address www.rockofages.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (in each case without exhibits), and amendments to these reports (without exhibits) filed as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission.

ITEM 2.	PROPERTIES

Rock of Ages owns the following quarry and manufacturing properties:

PROPERTY	FUNCTION

VERMONT
Barre
Quarry Properties
E. L. Smith Quarry	Quarrying of dimensional Barre Gray granite blocks
Adam-Pirie Quarry	Quarrying of dimensional Barre Gray granite blocks
Manufacturing Properties
Rock of Ages Manufacturing Plant	Manufacturing of memorials and precision products
Press Roll Production Plant	Manufacturing of granite press rolls
Rock of Ages Saw Plant #1	Slabbing of granite blocks
Bethel
Quarry Properties
Bethel Quarry	Quarrying of dimensional Bethel White granite blocks

CANADA
Stanstead, Quebec
Quarry Properties
Stanstead Quarry	Quarrying of dimensional Stanstead Gray granite blocks
Guenette, Quebec
Quarry Properties
Laurentian Quarry	Quarrying of dimensional Laurentian Rose granite blocks
Beebe Plain, Quebec
Manufacturing Properties
Rock of Ages Manufacturing Plant	Manufacturing of memorials
Adru Manufacturing Plant	Manufacturing of memorials

PENNSYLVANIA
St. Peters
Quarry Properties
American Black Quarry	Quarrying of dimensional American Black granite blocks
Manufacturing Properties
Saw Plant	Slabbing of granite blocks

NORTH CAROLINA
Salisbury
Quarry Properties
Salisbury Pink Quarry	Quarrying of dimensional Salisbury Pink granite blocks
Rockwell
Quarry Properties
Gardenia White Quarry	Quarrying of dimensional Gardenia White granite blocks
Rockwell White Quarry	Quarrying of dimensional Rockwell White granite blocks

SOUTH CAROLINA
Kershaw County
Quarry Properties
Kershaw Quarry	Quarrying of dimensional Kershaw granite blocks
Lancaster County
Quarry Properties
Coral Gray Quarry	Quarrying of dimensional Coral Gray granite blocks

 As noted in Item 1, the Company sold its Autumn Rose quarry located in Oklahoma in November 2004.

In addition, Rock of Ages owns or operates 89 retail sales outlets and 4 associated sand blasting facilities in the states of Georgia, Iowa, Illinois, Indiana, Minnesota, Connecticut, Massachusetts, Rhode Island, Nebraska, New Jersey, Pennsylvania, Ohio, South Dakota, Kentucky, Tennessee, Vermont, West Virginia and Wisconsin. In certain cases, we lease, under customary lease arrangements, the land or other real estate associated with these outlets and facilities. We believe these facilities are suitable and adequate for our present and anticipated near-term needs.

The following table sets forth certain information relating to our quarry properties. Each of the quarries listed below: (i) is an open-pit quarry; (ii) contains granite suitable for extraction as dimension granite for memorial or other use; (iii) is serviced by electricity provided by local utility companies (other than the Bethel quarry which is serviced by internal generators); and (iv) has adequate and modern extraction and other equipment. We presently have no exploration plans. We own each of the quarries listed below (other than the Kershaw quarry, which is leased with 36 years remaining on the lease). In the Rockwell quarry, we own part of the land comprising the quarry and we also lease an additional 14 acres on which we conduct quarry operations with 11 years remaining on the lease. As described in Item 1 of this report, we also own a 1/3 interest in VIKA, Ltd., which owns the Galactic Blue quarry in Zhytomir, Ukraine. However, while we consult from time to time on the development of the quarry, we do not directly or indirectly operate the quarry. The Galactic Blue quarry is currently under development and currently produces granite in small commercial quantities. We do not expect the quarry to achieve significant commercial production quantities in 2005. Accordingly, we do not consider this property to be currently significant or material to our business.

QUARRY	APPROXIMATE DATE OF COMMENCEMENT OF OPERATIONS	PRIOR OWNER (DATE ACQUIRED)	MEANS OF ACCESS	TOTAL ORIGINAL COST OF EACH PROPERTY	NET SALEABLE RECOVERABLE RESERVES (1) (CUBIC FEET)	NET SALEABLE RECOVERABLE RESERVES YEARS (2)

E.L. Smith	1880	E.L. Smith Quarry Co. (1948)	Paved road	$7,562,676	2,459,534,000	4,917

Adam-Pirie	1880	J.K. Pirie Quarry (1955)	Paved road	$4,211,363	984,886,000	6,558

Bethel	1900	Woodbury Granite Company, Inc. (1957)	Dirt road	$174,024	76,529,000	381

Stanstead	1920	Brodies Limited and Stanstead Granite Company (1960)	Paved road	$505,453	32,563,000	215

Laurentian Pink	1944	Brodies Limited (1960)	Paved road	$860,115	3,864,000	51

American Black	1973	Pennsylvania Granite Inc. (1997)	Paved road	$2,900,000	14,615,000	96

Salisbury	1918	Pennsylvania Granite Inc. (1997)	Paved road	$3,886,592	19,344,000	85

Kershaw	1955	Pennsylvania Granite Inc. (1997)	Paved road	$200,000	591,000	21

Coral Gray	1955	Pennsylvania Granite Inc. (1997)	Paved road	$200,000	No estimate	No estimate

Gardenia White	1995	J. Greg Faith Thomas E. Ebans, Sr. David S. Hooker William L. Comolli (1998)	Dirt road	$4,633,000	2,602,000	36

Rockwell White	1993	Rockwell Granite Company (2005)	Dirt road	$3,500,000	5,950,000	80

(1)

Net saleable reserves are based on internal Company estimates, except for the reserves for the E.L. Smith, Adam-Pirie and Bethel quarries, which are based on independent assessments by CA Rich Consultants, Inc; and for the Gardenia White quarry, which are based on an independent assessment by Geomapping Associates. It is impossible to know the exact percentage of recoverable reserves that will not be saleable as a result of natural cracks, seams, color variations, or other natural defects in the quarry that are not discoverable through random core drilling samples. Likewise, reductions in recovery rates of saleable stone can dramatically increase the cost of the saleable stone making the quarry not commercially viable. Accordingly, these quantities are purely estimates based on observable surface area size times commercially feasible depths for quarrying granite, adjusted for historic recovery rates. Thus, the actual quantities and years of net saleable reserves could vary materially from the estimates set forth in the table.

(2)	See Note 1 above. Based on internal Company estimates using current production levels.

The estimates of saleable reserves are based on historical quarry operations, workable reserves in the existing quarries and immediately adjacent areas, current work force sizes and current demand. While quarry operations decrease the granite deposits, the size of the granite deposits in which our quarries are located are large and extend well beyond existing working quarry perimeters. We have historically expanded quarry perimeters or opened other quarries in the deposit as necessary to utilize reserves and we believe we have adequate acreage for expansions as and when necessary. Currently, we have no reason to believe we will deplete our granite reserves more quickly than is shown in the table, assuming recovery rates and demand remain at current levels.

Dimension granite is not considered a valuable mineral or commodity such as gold, nor is it traded on any commodities exchange. The prices we charge to third parties for granite blocks depend on characteristics such as color of and costs to quarry each granite block, as well as market conditions. The price per cubic foot we currently charge for our granite blocks is generally comparable to other granite suppliers and typically does not exceed $45.

ITEM 3.	LEGAL PROCEEDINGS

We are a party to legal proceedings that arise from time to time in the ordinary course of our business. While the outcome of these proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our business or financial condition. In addition, we are involved in the litigation described below.

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

David A. Pier and Rock of Ages Memorials, Inc. # 53 160 00645 04 American Arbitration Association. On September 29, 2004, Mr. Pier, a 56 year old former sales employee of Rock of Ages Memorials, Inc. ("ROAM"), filed a demand for arbitration, alleging age and sex discrimination in connection with his termination from employment by ROAM. Mr. Pier also alleges ROAM defamed him. He seeks reinstatement of full pay and benefits, and compensatory, punitive and liquidated damages totaling $500,000. ROAM denies Mr. Pier's termination was motivated by any discriminatory or illegal reason, and further denies it has defamed Mr. Pier or published any facts concerning his termination other than the termination letter directed to him. At the present time, the parties are engaged in an abbreviated discovery process. ROAM expects the case to be arbitrated in late July 2005, with a decision to be rendered sometime during the fourth quarter of 2005. While we believe Mr. Pier's claims are without merit, it is not possible at this time to assess the likelihood of Mr. Pier prevailing on his claims.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Rock of Ages' security holders, through solicitations of proxies or otherwise, during the fourth quarter covered by this Annual Report on Form 10-K.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Our Class A Common Stock is traded on the NASDAQ National Market under the symbol "ROAC." There is currently no established public trading market for the Class B Common Stock.  However, the Class B Common Stock is convertible at any time into shares of Class A Common Stock. The table below sets forth the range of high and low per share sales prices for the Class A Common Stock as reported on the NASDAQ National Market for the periods indicated.

	U2003
	HIGH	LOW

First Quarter...............................................................................................................................	$ 6.57	$ 5.04
Second Quarter.........................................................................................................................	7.08	4.84
Third Quarter..............................................................................................................................	8.65	5.17
Fourth Quarter............................................................................................................................	5.95	3.75

	U2004U
	HIGH	LOW

First Quarter..................................................................................................................................	$ 7.57	$ 5.43
Second Quarter.............................................................................................................................	9.00	6.40
Third Quarter................................................................................................................................	8.93	7.26
Fourth Quarter..............................................................................................................................	7.71	7.00

As of March 25, 2005, based upon information provided by our transfer agent, there were 246 record holders of Class A Common Stock and 23 record holders of Class B Common Stock, which numbers do not include stockholders who beneficially own shares held in street name by brokers.

Holders of the Common Stock are entitled to receive such dividends as may be legally declared by the Board of Directors and, in the event of dissolution and liquidation, to receive the net assets of Rock of Ages remaining after payment of all liabilities, in proportion to their respective holdings. Rock of Ages has paid dividends during each quarter in 2003 at a rate of $.01 per share per quarter, and in 2004 at a rate of $.02 per share per quarter. We paid a dividend of $.025 for the first quarter of 2005 on March 15, 2005 and expect to continue to pay dividends at that rate for the remainder of 2005. Our Financing Agreement with our lender currently limits dividends to $.026 per share per quarter, based on the current number of outstanding shares of common stock. Future dividend payments will depend on our earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors.

The information under the heading "Equity Compensation Plan Information" under Item 12 of this report is incorporated herein by reference.

RECENT SALES OF UNREGISTERED SECURITIES

We made no sales of unregistered securities during fiscal 2004.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated historical financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for and as of the end of each of the years in the five-year period ended December 31, 2004 are derived from the consolidated financial statements of the Company, which financial statements have been audited by KPMG LLP, independent registered public accounting firm ("KPMG"). The following selected consolidated financial data should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of the Company, including the notes thereto, referred to in Item 8.

	YEAR ENDED DECEMBER 31,

	2004	2003	2002	2001	2000

	( IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues:
Quarrying	$29,927	$28,381	$29,541	$25,504	$22,676
Manufacturing	20,865	20,373	19,726	22,228	27,184
Retailing	35,802	35,663	38,448	43,159	40,622
Total net revenues	86,594	84,417	87,715	90,891	90,482

Gross Profit:
Quarrying	12,327	11,178	13,132	11,461	9,916
Manufacturing	5,572	5,774	5,521	5,422	6,801
Retailing	20,354	20,388	21,314	25,461	22,389
Total gross profit	38,253	37,340	39,967	42,344	39,106

Selling, general and administrative expenses (1)	34,473	32,621	32,838	34,404	33,181
Impairment of note receivable	400	—	—	—	—
Adverse judgment and legal expenses	6,500	2,440	1,725	1,118	—
Loss on disposal of assets	—	—	—	2,534	—
Income from operations	(3,120)	2,279	5,404	4,288	5,925
Foreign exchange (gain)/loss	69	121	(25)	(19)	(17)
Interest expense	821	471	522	1,393	2,143
Income from continuing operations before provision for income taxes	(4,010)	1,687	4,907	2,914	3,799
Provision for income taxes	(854)	578	1,364	1,789	1,300
Net income from continuing operations, before cumulative effect of changes in accounting principles	(3,156)	1,109	3,543	1,125	2,499
Discontinued operations, net of income tax effect	(65)	338	252	(692)	(36)
Cumulative effect of changes in accounting principles	—	—	(28,710)	—	—
Net income (loss)	$(3,221)	$1,447	$(24,915)	$433	$2,463
PER SHARE DATA:
Net income (loss) per share - basic:
Income from continuing operations before cumulative effect of changes in accounting principles	(0.43)	0.15	0.45	0.15	0.34
Discontinued operations	(0.01)	0.05	0.03	(0.09)	(0.01)
Cumulative effect of changes in accounting principle	—	—	(3.65)	—	—
Net income (loss) per share	(0.44)	0.20	(3.17)	0.06	0.33
Net income (loss) per share - diluted:
Income from continuing operations before cumulative effect of changes in accounting principles	(0.43)	0.15	0.45	0.15	0.33
Discontinued operations	(0.01)	0.05	0.03	(0.09)	0.00
Cumulative effect of changes in accounting principle	—	—	(3.64)	—	—
Net income (loss) per share	(0.44)	0.20	(3.16)	0.06	0.33
Cash dividends paid	$0.08	$0.04	$—	$—	$—
Weighted average number of shares outstanding	7,318	7,182	7,848	7,606	7,447
Weighted average number of shares outstanding assuming dilution	7,318	7,219	7,880	7,676	7,576

(1) For all periods presented the adverse judgment and legal expenses have been reclassified from selling, general and administrative expenses and are stated separately.
	AS OF DECEMBER 31,
	2004	2003	2002	2001	2000

BALANCE SHEET DATA:
Cash and cash equivalents	$4,298	$3,227	$6,185	$3,435	$9,501
Working capital	26,140	32,844	31,508	16,794	28,875
Total assets	108,577	102,461	125,834	153,793	135,554
Long-term debt, net of current maturities	16,289	12,794	12,832	323	18,527
Other long-term obligations	9,568	8,498	31,156	30,900	5,173
Stockholders' equity	60,186	62,970	62,646	89,670	88,720

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements, including the related Notes, contained elsewhere in this document.

Overview

Rock of Ages is an integrated quarrier, manufacturer, distributor and retailer of granite and products manufactured from granite. During 2004, we had three business segments, quarrying, manufacturing, and retail. The quarry division sells granite blocks both to the manufacturing division and to outside manufacturers, as well as to customers outside North America. The manufacturing division's principal product is granite memorials used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications. The retail division primarily sells granite memorials directly to consumers. During 2003, we also had a fourth business segment, cemeteries. The cemetery division sold cemetery property and funeral and cemetery products and services both at the time of need and on a preneed basis. On December 17, 2003, we sold all of our cemetery properties and assets to Saber Management, LLC for $6,750,000, thereby exiting the cemetery business. We recorded a gain of $1,139,000 in 2003 after taxes and accounted for the transaction as a sale of discontinued operations.

Our quarry division performed well in 2004, with a 5% increase in revenue and a 9% increase in operating income over 2003. We had improved results from our Pennsylvania Black quarry over 2003 as we continued to work through the difficult geological formation in the quarry that increased costs and hurt the production of saleable blocks last year. We also saw significant increased sales in 2004 from our Gardenia White quarry primarily to overseas customers, especially in China. We also continue to experience strong demand in 2004 for our Bethel White granite, primarily from overseas customers. Demand for our Salisbury Pink granite was somewhat weaker in 2004 from 2003, due in large part to the completion of the supply of a large project in Dubai in 2003, but demand is still within what we consider normal demand fluctuations.

In 2004, we also made a $6.5 million payment to Eurimex as a result of an adverse judgment in the Eurimex arbitration proceeding. While we were disappointed with the verdict, the decision to terminate our relationship with Eurimex in 2000 has given us control over the worldwide distribution of our granite that has been critical to our success in selling overseas and our increased quarry operating profits. We have classified and presented the $6.5 million payment and all legal fees and expenses associated with the Eurimex arbitration proceeding in all years as a separate line on the income statement labeled "Adverse judgment and legal expenses."

Our Manufacturing division benefited in 2004 from an increase in shipments from our industrial products group but saw a slight decline in shipments of memorial products in the U.S., primarily as a result of several mausoleums and other larger estate and feature memorials which were completed at year-end but could not be shipped due to customer and/or cemetery delays. Such large memorials generally have higher than average profit margins so the decrease in shipments of these products caused our gross margins to decrease compared to 2003. Finally, our Sales General and Administrative (SG&A) costs increased primarily as a result of an increase in our sales force as part of our intensified efforts to attract a greater number of authorized Rock of Ages retailers.

We made higher than average investments in equipment in our manufacturing division in 2004 in an effort to meet the current and anticipated demand for our products as we work to grow our manufacturing and retail operations as well as to improve efficiency and our cost structure in order to remain competitive. We expect capital spending in this area to return to historical levels going forward.

The current climate for manufacturing is very competitive, with imported products becoming more common. We will continue to utilize and further explore outsourcing relationships (including importing from areas like China and India) as appropriate.

Revenues in our retail segment were up very slightly over 2003 and although the increase was modest, we were pleased that it reversed the recent trend of year-over-year declining retail revenues. Unfortunately, retail operating income declined significantly compared to 2003 primarily as a result of the combination of severance payments in connection with changes in our management group and additional sales expense relating to changes in the compensation structure for our retail sales counselors from a commission basis to salary plus bonus basis. When retail operating income is adjusted for these two events (which total approximately $760,000), we believe the results in retail in 2004 were substantially equal to those in 2003.

In 2004, we implemented significant changes in our retail division as we restructured the management group by hiring a new Chief Operating Officer of the Memorials Division (which includes the Manufacturing and Retail segments), a new Senior Vice President of Marketing, and by effecting numerous other changes such as modifications to our product mix, branding strategy, marketing plan, retail counselor compensation structure, pricing policy, and other items. Our future success depends on increasing revenues from our existing retail stores through outreach programs with funeral homes and cemeteries to maximize revenues per store by expanding share and market area. In addition, we continue to work to expand and improve the distribution of our product through our owned stores, authorized dealers, funeral homes, and cemeteries. We believe these changes were necessary based on the performance of the retail segment to date and the important market opportunity we believe exists at the retail level. These changes, and the programs put in place as a result, represent a significant increase in effort and resources devoted to growing our retail business and as a result we expect operating results for the segment may suffer in the short term as we invest in people and programs in anticipation of future revenue growth.

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

Revenue Recognition

The Company records revenues from quarrying, manufacturing, retailing and (through December 17, 2003) cemeteries.

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

Cemetery Division

The cemetery division was sold on December 17, 2003. Accordingly, the operating results of the cemetery division have been classified as discontinued operations for all periods presented. In 2003, the cemetery division's revenue from preneed sales of cemetery services and merchandise was deferred until the period in which the services or merchandise was delivered. On the balance sheet the full contract amount is included in prearranged deferred revenue, a liability. The corresponding receivable due from the customer was reflected in prearranged receivables, an asset, and the corresponding cash received from the customer was reflected partly in prearranged receivables (for the portion placed in trust) and partly in cash (for the portion the Company is allowed to retain). Indirect costs of marketing were expensed in the period in which they were incurred. When the service or merchandise was delivered, we recognized as revenue the full contract amount plus all trust earnings associated with that contract.

Impairment of long-lived assets and goodwill

Our long-lived assets consist primarily of property, plant and equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or change in utilization of property and equipment.

Recoverability of the undepreciated cost of property, plant and equipment is measured by comparison of the carrying amount to estimated future undiscounted net cash flows the assets are expected to generate. Those cash flows include an estimated terminal value based on a hypothetical sale at the end of its depreciation period. Estimating these cash flows and terminal values requires management to make judgments about the growth in demand for our services, sustainability of gross margins, and our ability to integrate acquired companies and achieve economies of scale. If assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.

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

We have entered into arrangements whereby we accepted a promissory note as partial or full payment for certain transactions, particularly the sale of an operation. Such notes have varying terms with principal and interest paid to the Company over a period of generally not more than five years. While most notes are secured by an interest in real property and/or assets, management must make estimates and judgments as to the collectibility of such promissory notes. Such judgments depend on many factors including current and future economic conditions, the financial condition of the debtor as well as our estimate of the net realizable value of the security interest securing the note. In 2004, we wrote off $400,000 of a note receivable related to a non-core manufacturing operation in Elberton we sold in 2001 in accordance with an agreement reached with the buyer of that facility in connection with the termination of a supply agreement whereby we agreed to buy memorials from the buyer. We believe we have accurately assessed the collectibility of these assets, however, the above factors and other factors may cause our accounting estimates concerning the collectibility of the notes to change and future operating results could be materially impacted.

Valuation of deferred income taxes

As of December 31, 2004, we had net deferred tax assets of $7.4 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. We have recorded a valuation allowance of $4.5 million against the alternative minimum tax credit carry-forwards and other deferred tax assets. Based upon the projections for future taxable income over the periods for which the deferred tax assets are deductible, we believe it is more likely than not we will realize the benefit of these unreserved net deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

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

Accounting for pensions

We provide defined benefit pension and other postretirement benefit plans for certain of our employees. Accounting for these plans requires the use of actuarial assumptions including estimates on the expected long-term rate of return on assets and discount rates. In 2004 we decreased the discount rate used to determine our liability in the pension plan from 6.25% to 5.79% based on a bond matching model which uses data on individual high-quality corporate bonds and the timing and amount of the future benefit payments in our plan to develop a weighted discount rate specific to our plan. In order to make informed assumptions, we rely on outside actuarial experts as well as public market data and general economic information. Any changes in one or more of these assumptions may materially affect certain amounts reported on our balance sheet. In particular, a further decrease in the expected long-term rate of return on plan assets or a decrease in discount rate could result in an increase in our pension liability and a charge to equity as well as increases in pension expenses over time. See Note 9 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table sets forth certain historical statement of operations data as a percentage of net revenues with the exception of quarrying, manufacturing and retailing gross profit, which are shown as a percentage of quarrying, manufacturing and retailing revenues, respectively.

	YEAR ENDED DECEMBER 31,

	2004		2003	2002

STATEMENT OF OPERATIONS DATA:
Net Revenues:
Quarrying	34.6%		33.6%	33.7%
Manufacturing	24.1%		24.1%	22.5%
Retailing	41.3%		42.3%	43.8%

Total net revenues	100.0%		100.0%	100.0%

GROSS PROFIT:
Quarrying	41.2%		39.4%	44.5%
Manufacturing	26.7%		28.3%	28.0%
Retailing	56.9%		57.2%	55.4%

Total gross profit	44.2%		44.2%	45.6%
Selling, general & administrative expenses	39.8%		38.6%	37.4%
Impairment of note receivable	0.5%		—	—
Adverse judgment and legal expenses	7.5%		2.9%	2.0%
Income (loss) from continuing operations	(3.6%	)	2.7%	6.2%
Foreign exchange loss/(gain)	0.1%		0.1%	0.0%
Interest expense	0.9%		0.6%	0.6%
Income (loss) from continuing operations before provision for income taxes	(4.6%	)	2.0%	5.6%
Provision for income taxes	(1.0%	)	0.7%	1.6%
Income (loss) from continuing operations before cumulative effect of changes in accounting principles	(3.6%	)	1.3%	4.0%
Discontinued operations	(0.1%	)	0.4%	0.3%
Income (loss) before cumulative effect of changes in accounting principles	(3.7%	)	1.7%	4.3%
Cumulative effect of changes in accounting principles	—		—	(32.7%	)
Net income (loss)	(3.7%)		1.7%	(28.4%	)

Year Ended December 31, 2004 Compared To Year Ended December 31, 2003

On a consolidated basis for all segments for the year ended December 31, 2004 compared to the year ended December 31, 2003; revenue increased 3%, gross profit increased 2% and total Selling, General and Administrative (SG&A) costs increased 6% for reasons discussed in detail in the segment analysis below.

Quarry Segment Analysis

Revenues in our quarry operations for the year ended December 31, 2004 increased 5% from 2003 primarily as a result of increased shipments from our Gardenia White and Pennsylvania Black quarries as well as an increase in shipments from our Galactic Blue quarry in the Ukraine. Both Gardenia White and Bethel White remain very popular export granites and our improved production of Gardenia White provided greater stone available for sale. Recoveries in our Pennsylvania Black quarry improved in 2004 as we progressed through a difficult part of the quarry, which also provided us with greater production and higher sales. Finally, our new venture in the Galactic Blue quarry in the Ukraine has continued to improve production, which also led to higher revenues. These increases in revenue were somewhat offset by a decrease in revenue from our Salisbury Pink quarry where demand for that export product was somewhat lower than anticipated. Demand for Salisbury Pink may be somewhat soft in 2005, as worldwide inventories of pink granite blocks are somewhat high. Our Barre Gray quarry continues to face competition from imported granites, especially colored granites, which may decrease demand for this quarry over time, however revenue levels in 2004 were relatively consistent with 2003.

Gross profit dollars from our quarry operations for the year ended December 31, 2004 increased 10% and gross profit as a percentage of revenue increased 2% to 41% from 2003. The increase in gross profit was primarily the result of higher revenues and higher gross profit as a percentage of revenue in our Pennsylvania Black quarry as well as smaller increases in our Gardenia White quarry as a result of higher revenues. These increases were offset by a decrease in gross profit in our Bethel White quarry due to higher than normal repair and maintenance expenses in 2004.

SG&A costs in our quarry segment for 2004 increased 13% from 2003 primarily due to increased travel expenses required to support our granite exports as well as higher bonus payments paid to quarry personnel for the improved results.

Manufacturing Segment Analysis

Revenues in our Manufacturing group for the year ended December 31, 2004 increased 2% from 2003. The increase was primarily a result of greater shipments from our precision products group as a result of greater demand for their products. Demand for these products generally follow purchasing in the high technology industry and we anticipate demand will continue its modest improvement in the coming year. This increase was offset by a decrease in shipments from the memorials group primarily as a result of not being able to ship approximately $600,000 in mausoleums and estate memorials in the fourth quarter of 2004 due to incomplete foundations, which are the responsibility of the customer. We have begun making significant investments in people and programs to promote, both our standard memorial products as well as mausoleums and estate memorials, which we believe should result in increased revenues in 2005.

Gross profit dollars from the manufacturing group declined 4% and gross profit as a percentage of revenue decreased 1.6% for the year ended December 31, 2004 compared to 2003. The slight decrease is primarily a result of the decrease in shipments from the memorials group, especially the larger and more expensive memorials, mausoleums and estate memorials.

SG&A costs for the manufacturing group were up 9% over last year primarily as a result of increased sales personnel hired in the memorials group in order to implement our growth plans.

Retail Segment Analysis

Revenues in our retail operations were marginally higher than last year, and while this is not a significant improvement in dollars, we are pleased that the retail group reversed the trend of declining revenues since 2001. As described in Item 7 under "Overview" we implemented significant changes in our retail division. While the changes have been helpful in stabilizing our core market in the short term, some of these changes, including a new Chief Operating Officer, a change in compensation structure, changes to our product offerings and pricing, among other things, may have distracted our sales force somewhat. We continue to make significant changes in how we approach our markets and are implementing programs which we believe should lead to significant future growth in our retail operations.

Gross profit dollars for the retail operations in 2004 was essentially unchanged from 2003 and gross profit as a percentage of revenue was also essentially unchanged from 2003.

SG&A costs in retail in 2004 increased 3% from last year primarily as a result of additional personnel and programs in 2004 which are aimed at increasing revenues in the retail segment, $260,000 in severance payments to managers, and approximately $500,000 in additional sales compensation expense as a result of converting our sales force from commission based to salary based. As stated above, we made a decision to invest in the people and programs in an effort to achieve significant growth in the retail segment and we expect these additional costs will result in higher SG&A costs in 2005 as well.

Consolidated Items

In 2004, we recognized an impairment of $400,000 on a long term note receivable which dated back to the sale of the Childs & Childs manufacturing plant in Elberton, Georgia in 2001. In the fourth quarter of 2004, we were in a dispute with the buyer and determined this note was not collectable in its entirety and negotiated a payment of $300,000 in cash to the Company and a remaining note for $100,000, which will be repaid through the purchase of product from Childs & Childs. In return, a supply agreement requiring us to buy all of our Elberton memorials from the buyer was terminated.

Expenses related to the adverse arbitral award and legal expenses were $6.5 million in 2004 compared to $2.4 million in 2003. The 2004 charge consists entirely of the $6.5 million settlement amount paid to Eurimex. The charges in 2003 were for legal and associated expenses relating entirely to the Eurimex arbitration.

Foreign exchange loss in 2004 was $69,000 compared to $121,000 in 2003 resulting from the effect of the declining value of the US dollar compared to the Canadian dollar on transactions that are originated in US dollars in our Canadian operations.

Unallocated corporate overhead increased 8% from last year primarily as a result of expenses associated with executive searches for our memorials group as well as consulting expenses associated with the Company's Sarbanes-Oxley Section 404 compliance efforts.

Interest expense increased 74% from $471,000 to $822,000 primarily as a result of higher borrowings and higher interest rates in 2004 compared to 2003. The increased borrowings resulted from an increase in long-term debt from the investment in Forethought Financial Services and an increase in short term borrowings on our revolving credit facility primarily as a result of payment of the Eurimex settlement amount. The interest rate paid on our credit facility is tied primarily to LIBOR, which increased throughout 2004 and we anticipate further increases in 2005. Due to the restructuring of our debt facility in the second quarter of 2004 we wrote-off an additional $85,000 of deferred financing charges, which also contributed to the increase.

Income tax benefit, as a percentage of pre-tax income, decreased to 21% for 2004 from an expense of 34% in 2003. Our tax rate is significantly affected by the fact that we operate in both the US and Canada and have historically had different tax rates in those jurisdictions. We expect our Canadian tax rate to remain approximately 33% and our US tax rate to range from 22% to 25%. It is very difficult to predict an expected blended rate for the company for 2005, as it is heavily dependant on pre-tax earnings in those jurisdictions. The lower blended effective tax rate in 2004 was due to higher losses in the US resulting from the Eurimex payment.

We had a loss from discontinued operations, net of taxes, of $65,000 in 2004 as a result of the sale of the Autumn Rose quarry. This compares to income, net of taxes, of $338,000 in 2003 broken down as follows: We had a gain on the sale of the cemetery operations of $1,138,000. This gain was offset by the loss from operations of the cemeteries in 2003 of $244,000, an impairment charge of $488,000 for the discontinued Autumn Rose quarry, and the loss from the operations of the Autumn Rose Quarry of $68,000. We have no remaining discontinued operations held for sale as of December 31, 2004.

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

On a consolidated basis for all segments for the year ended December 31, 2003 compared to the year ended December 31, 2002; revenue was down 4%, gross profit declined 7% and total SG&A costs decreased 1% for reasons discussed in detail in the segment analysis below.

Quarry Segment Analysis

Revenues in our quarry operations for the year ended December 31, 2003 were down 4% from 2002 primarily as a result of lower shipments from our Pennsylvania Black and Barre Gray quarries. These lower shipments were partially offset by increased shipments from the Bethel White quarry. Our Pennsylvania Black quarry had decreased revenues because of low yields, which means we had lower than normal recoveries of saleable granite. This decreased the quantity of granite available for sale. Revenues from the Bethel White quarry increased as a result of a very strong export customer demand as well as good quarry yields.

Gross profit dollars from our quarry operations for the year ended December 31, 2003 decreased 15% and gross profit as a percentage of revenue decreased 5% to 40% from 2002. The primary reason for the decrease in gross profit was the decrease in revenue and higher quarrying costs resulting from low yields from our Pennsylvania Black quarry. This was partially offset by the increase in revenue from our Bethel White quarry. Gross profit was affected to a lesser degree by increased productivity and higher gross margins in the Barre Gray quarry which was offset by lower gross margins in the Salisbury Pink quarry as a result of decreased pricing required in an effort to decrease inventory and develop new markets for that stone.

SG&A costs in our quarry segment for 2003 decreased 3% from 2002 primarily due to lower incentive payments and a decrease in bad debt expense.

Manufacturing Segment Analysis

Revenues in our manufacturing group for the year ended December 31, 2003 increased 3% over 2002. This was primarily due to increased shipments of mausoleums and estate memorials, which was partially offset by a decrease in revenues from the National World War II memorial being constructed in Washington, D.C. (which was completed in 2003) compared to 2002.

Gross profit dollars from the manufacturing group increased 5% and gross profit as a percentage of revenue increased slightly for the year ended December 31, 2003 compared to 2002. The slight increase is consistent with the general improvement in the quality of orders in the division, including larger and more expensive memorials, mausoleums and estate memorials.

SG&A costs for the manufacturing group in 2003 were up 8% over 2002, primarily as a result of several small increases, including an increase in the cost of employee benefits.

Retail Segment Analysis

Revenues for our retail operations in 2003were down 7% from 2002 as our retail group experienced a very difficult year. We believe the reasons behind the decline were a combination of a weak economy in the first quarter of 2003, increased competition primarily from funeral homes selling memorials, and pricing policies for our retail memorials that caused us to lose sales from the lower-end segment of the market.

Gross profit dollars in 2003 for the retail operations decreased 4% from 2002 as a result of decreased revenue; however gross profit as a percentage in 2003 increased 2% to 57% over 2002.

SG&A costs in retail increased just 1% but increased 5% as a percentage of revenue primarily as a result of declining revenues and a certain portion of our SG&A costs being fixed in the short term.

Consolidated Items

Unallocated corporate overhead in 2003 decreased 11% from 2002 primarily as a result of a one-time severance payment of $750,000 in 2002.

Expenses related to the adverse arbitral award and legal expenses were $2.4 million in 2003 compared to $1.7 million in 2002. The 2003 and 2002 charges consist of legal and associated expenses relating entirely to the Eurimex arbitration.

Foreign exchange loss in 2003 was $121,000 compared to a gain of $25,000 in 2002 resulting from changes in the value of the US dollar compared to the Canadian dollar on transactions that are originated in US dollars in our Canadian operations.

Interest expense decreased 10% from the combined effect of slightly lower borrowings and decreased interest rates in 2003 compared to 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We consider our liquidity to be adequate to meet our long and short-term cash requirements to fund operations and pursue our growth strategy. Historically, we have met these requirements primarily from cash generated by operating activities and periodic borrowings under the commercial credit facilities described below. There may be future acquisitions as we pursue our growth strategy that may require additional financing in excess of that available under our existing credit facility.

In January 2003, we repurchased 500,500 shares of our common stock for a total of $2,602,600 as part of our share buy back program. We have repurchased a total of 676,200 shares for $3,359,269 under the share buy back program. There remain 323,800 shares authorized to be purchased under the current repurchase program. We will continue to repurchase shares on an opportunistic basis determined by, among other things, current debt levels, anticipated uses of capital, the price of the stock and the general market conditions. We did not repurchase any shares in 2004.

In 2004, the funded status of our defined benefit pension plan decreased by approximately $1 million primarily as a result of a decrease in the discount rate used to calculate the pension benefit obligation from 6.25% to 5.79%. We have historically contributed between $800,000 and $1.0 million per year to the plan and expect to make an annual contribution of $945,000 in 2005, which, we believe, we will be able to fund either from cash from operations or borrowing under our credit facilities.

<Cash Flow

At December 31, 2004, we had cash and cash equivalents of approximately $4.3 million and working capital of approximately $26.1 million, compared to approximately $3.2 million and $32.8 million, respectively, at December 31, 2003.

Cash from Operations. Net cash used in operating activities was $351,000 in 2004 compared to cash provided by operating activities of $4.9 million in 2003. The primary reason for the change is the lower earnings in 2004 due in significant part to the $6.5 million Eurimex settlement payment coupled with the non-cash adjustments primarily from an increase in deferred taxes related to the Eurimex settlement and an increase in inventory as well as other working capital changes, which had the effect of decreasing cash from operations.

Cash flows from operating activities were $4.9 million in 2003 compared to $6.9 million in 2002. The primary reason for the change was lower earnings in 2003, (excluding the effects of the write-down of goodwill in 2002) coupled with the non-cash adjustments primarily associated with the sale of the cemeteries, and other working capital changes, which had the effect of decreasing cash from operations.

Cash from Investing Activities. Cash flows used in investing activities were $5.4 million in 2004 compared to $6.2 million in 2003. In 2004, our capital spending was $6.7 million primarily as a result of continued investment in our quarry, retail and manufacturing operations. In addition, we used $3.6 million in cash to make investments, primarily a $3.5 million investment in Forethought Financial Services. This cash used was partially offset by the receipt of $5.4 million primarily from the payment of a note, which we had received in 2003 as partial consideration for the sale of our cemeteries. Cash used in investing activities comes from either borrowings under our credit facilities or from operations.

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

Cash from Financing Activities. Financing activities provided $6.3 million in 2004 as a result of increased borrowings under our line of credit, an increase in borrowing under our long-term note as well as cash provided from employees exercising stock options. This was partially offset by the payment of dividends. In 2003, $2.6 million in cash was used primarily as a result of the repurchase of 500,500 shares of the Company's common stock. In 2002, $2.4 million in cash was used primarily as a result of principal payments on long-term debt.

Capital Resources

CIT Credit Facility

We have a credit facility with the CIT Group/Business Credit ("CIT") that expires in October 2007. The facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable, inventory and certain fixed assets. In the second quarter of 2004, we opted to decrease our total facility from $50 million to $30 million and remove Fleet Bank as a participant. In the fourth quarter of 2004, we added Chittenden Bank as a participant in the facility and returned the facility to the original $50 million. There were no substantive changes to the facility as a result of the changes and we believe we have adequate borrowing capacity to implement our growth strategy. As of December 31, 2004, we had $16 million outstanding and $14 million available under the term loan line of credit and $7.3 million outstanding and $12.7 million available under the revolving credit facility. On February 15, 2005, the Company acquired the Rockwell White granite quarry for $3.5 million, which was financed using the term loan, bringing the total outstanding on the term loan to approximately $19.5 million and $10.5 million available. Our loan agreement with CIT places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, repurchase stock, and make investments or guarantees. The agreement also contains certain covenants for a minimum Operating Cash Flow to Debt Service Ratio and a limit on the Total Liabilities to Net Worth Ratio of the Company as described below.

Debt Service Coverage Ratio. The facility requires the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA) less taxes paid and capital expenditures to the sum of interest, scheduled debt repayments and dividends be at least 1.25 for any trailing twelve-month period at the end of a quarter. Primarily as a result of the expenses attributable to the Eurimex arbitration (including the $6.5 million settlement amount paid in 2004) the Company has been in violation of this covenant and has received waivers, which primarily allow the Company to exclude those expenses from the covenant calculation. As of December 31, 2004, the Company was in violation of the Debt Service Coverage Ratio due to charges in the fourth quarter of 2004 related to an impaired note receivable and severance payments as well as higher than normal capital expenditures in 2004. We have received a waiver which will allow us to exclude certain of these expenditures from our calculation of EBITDA and capital expenditures in the fourth quarter of 2004 allowing the Company to be in compliance with the Debt Service Coverage ratio at December 31, 2004. This waiver includes modifications to the Debt Service Coverage Ratio in 2005 based on the Company's projections which we believe will allow us to remain in compliance with this covenant in the future.

Total Liabilities to Net Worth Ratio. The facility also requires that the ratio of the Company's total liabilities to net worth not exceed 2.0. As of December 31, 2004, the Company was in compliance with this covenant as our total liabilities to net worth ratio was 0.81.

Interest Rates. We have a multi-tiered interest rate structure on our outstanding debt with CIT. We are currently at the lowest available rates

The rates in effect as of December 31, 2004 were as follows:

	Amount Outstanding	Formula	Effective Rate

Revolving Credit Facility	$3.8 million	Prime - 0. 50%	4.75%
Revolving Credit Facility	3.5 million	LIBOR + 1.50%	4.17%
Term Loan A	12.5 million	LIBOR + 1.75%	3.91%
Term Loan B	3.5 million	LIBOR + 1.75%	3.93%

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

Canadian Credit Facility

As of December 31, 2004, we also had $4.0 million CDN available and $0 outstanding under a demand revolving line of credit with the Royal Bank of Canada.

Contractual Obligations

		Payments Due By Period
Contractual Cash Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt (1)	$18,303	$685	$17,214	$62	$342
Operating Leases (2)	3,908	1,029	1,414	602	863
Purchase Obligations (3)	9,000	2,250	4,500	2,250	—

Total Obligations (4)	$31,211	$3,964	$23,128	$2,914	$1,205

(1)

Long-Term Debt consists of various notes payable (see note 6 of the Consolidated Financial Statements) for general business use and strategic acquisitions and estimated interest thereon, which will be funded from a combination of cash flow from operations and our existing credit facilities. Obligations of $7.3 million under our Revolving Credit Facility at December 31, 2004 are not included in this table.

(2)

Operating Leases are principally for real estate and vehicles (see note 4 of the Consolidated Financial Statements) and will be funded from a combination of cash flow from operations and our existing credit facilities.

(3)

The purchase obligation is a supply agreement with Adams Granite Co. The Company has agreed to purchase a minimum of $2,250,000 (+/- 10%) of monuments from Adams Granite each year for a term of seven years with various stipulations as to variations from the "minimum order" and pricing agreements (see note 4 of the Consolidated Financial Statements), and will be funded from a combination of cash flow from operations and our existing credit facilities. The agreement was entered into on January 11, 2002 and the remaining term is four years.

(4)

In addition to the contractual obligations included in the table, we have obligations to fund pension plans. The actual commitment is contingent on certain factors that are uncertain or unknown at this time. Therefore, these obligations are not included in the table.

Capital Expenditures

Our primary need for capital will be to maintain and improve our manufacturing, quarrying, and retail facilities and to finance acquisitions as part of our growth strategy. We have approximately $5.1 million budgeted for capital expenditures in 2005, not including potential acquisitions. We believe the combination of cash flow from operations and our credit facility will be sufficient to fund our operations for at least the next twelve months.

SEASONALITY

Historically, our operations have experienced certain seasonal patterns. Generally, our net sales have been highest in the second or third quarter and lowest in the first quarter of each year due primarily to weather. Cemeteries in northern areas generally do not accept granite memorials during winter months when the ground is frozen because they cannot be properly set. In addition, we typically close certain of our Vermont and Canadian quarries during these months because of increased operating costs attributable to adverse weather conditions. As a result, we have historically incurred a net loss during the first three months of each calendar year.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us in the first quarter of 2006, beginning on January 1, 2006. We are currently evaluating the effect, if any, that the adoption of SFAS 151 will have on our consolidated results of operations.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 153 "Exchanges of Non-monetary Assets—an Amendment of APB Opinion No. 29," effective for fiscal years beginning after June 15, 2005. SFAS No. 153 amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company does not believe the adoption of SFAS No. 153 will have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the third quarter of 2005, beginning July 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model and related assumptions to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the modified retrospective method would record compensation expense for all unvested stock options beginning with the first period restated. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

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

Our ability to continue to grow depends in part upon the acquisition of additional companies. We cannot assure you we will identify suitable acquisition candidates, or we will be able to consummate transactions on acceptable terms. Further, even if we successfully acquire additional companies, we cannot assure you we will be able to successfully integrate the operations of such companies with our own. We intend to finance acquisitions through a combination of available cash resources, bank borrowings, and, in appropriate circumstances, the issuance of equity and/or debt securities. Acquiring additional companies will have a significant effect on our financial position, and could cause substantial fluctuations in our quarterly and yearly operating results. Also, acquisitions may result in the recording of significant goodwill and intangible assets on the Company's financial statements, the write-off of which would reduce reported earnings at the point in time the goodwill is deemed impaired. With respect to retail acquisitions, and as a result of our definition of reporting units under SFAS 142, goodwill impairment could be incurred at our normal annual impairment review or in some cases at the closing of the acquisition.

If we are unable to maintain our relationships with existing independent retailers, or add additional independent retailers, our sales may not continue to grow and could decline.

We have historically sold our granite memorials to consumers through independent retailers. Since we entered the retail business, we have acquired retailers with multiple retail outlets and have opened new stores in 18 states. However, we are still dependent in part on our independent retailers for the successful distribution of our products to the ultimate customer. We have no control over the independent retailers' operations, including such matters as retail price, advertising and marketing. Three important components of our growth strategy are to continue to acquire retailers, open new retail stores in selected markets and pursue strategic alliances with funeral homes, cemetery owners, and other death care professionals. Although we have taken steps to reduce conflicts between our owned retail stores and our independent retailers, the implementation of these elements of our strategy has in the past been, and may in the future be, construed by some of our existing independent retailers as an effort to compete with them. In certain cases, this has adversely affected their relationship with us and caused them to decrease or cease their purchases of our products. These issues may continue to arise as we pursue our growth strategy. In addition, significant barriers to entry created by local heritage, community presence and tradition characterize the granite memorial retail industry. Consequently, we have experienced and may continue to experience difficulty replacing and adding retailers or entering particular retail markets in the event of a loss of an independent retailer. We cannot assure you we will be able to maintain our existing relationships or establish new relationships with independent retailers. Disruption in our relationships with independent retailers could impede our sales growth or cause sales to decline, which would adversely affect our business and financial results.

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

Historically, our operations have experienced certain seasonal patterns. Generally, our net sales are highest in the second or third quarter and lowest in the first quarter of each year due primarily to weather. Cemeteries in northern regions generally do not accept granite memorials during winter months when the ground is frozen because they cannot be properly set. We typically close certain of our Vermont and Canadian quarries during these months because of increased operating costs attributable to weather conditions. We have historically incurred an aggregate net loss during the first three months of each calendar year. Our operating results may vary materially from quarter to quarter due to, among other things, acquisitions, changes in product mix, shipping conditions and limitations on the timing of price increases, making quarterly year-to-year comparisons less meaningful.

Our competitive position could be harmed if we are unable to protect our intellectual property rights.

We believe our tradenames, trademarks, brands, designs and other intellectual property are of great value, and we rely on trademark, copyright and other proprietary rights laws to protect our rights to this valuable intellectual property. Third parties may in the future try to challenge our ownership of our intellectual property. In addition, our business is subject to the risk of third parties counterfeiting our products or infringing on our intellectual property rights. We may need to resort to litigation in the future to protect our intellectual property rights, which could result in substantial costs and diversion of resources. Our failure to protect our intellectual property rights, most notably the Rock of Ages trademark, could adversely affect our business and competitive position.

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

We derived approximately 30% of our revenues in fiscal 2004 from sales to customers outside the United States, with approximately 9% of revenues in fiscal 2004 from sales in Canada by the Company's Canadian subsidiary. Foreign sales are subject to numerous risks, including currency conversion risks, limitations (including taxes) on the reparation of earnings, slower and more difficult accounts receivable collection and greater complication and expense in complying with foreign laws.

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

Our credit facility with CIT includes covenants that impose restrictions on our financial and business operations and financial tests that we must meet in order to continue to borrow under the facility.

The terms of our credit facility with CIT restrict our ability to, among other things, consummate asset sales, participate in mergers, incur additional debt, pay dividends, repurchase stock or make investments or guarantees. The terms also contain covenants that require us to meet financial tests, including a minimum Operating Cash Flow to Debt Service Ratio and a maximum Total Liabilities to Net Worth Ratio, in order to continue to borrow under the facility and avoid a default that might lead to an early termination of the facility. The terms of this credit facility, including these covenants, are generally described above in this Item 7 under the caption "Liquidity and Capital Resources—Capital Resources—CIT Credit Facility."

As described under such caption, we have been and were as of December 31, 2004, in violation of the minimum Operating Cash Flow to Debt Service Coverage Ratio, but were granted a waiver allowing us to exclude certain expenditures from our calculation of EBITDA and capital expenditures in the fourth quarter of 2004 and thereby comply with this covenant at December 31, 2004. Also as described under such caption, the waiver includes modifications to the minimum Operating Cash Flow to Debt Service Coverage Ratio in 2005 based on our projections. However, our actual results may vary from these projections and, accordingly, we cannot provide assurances that we will be able to maintain compliance with this or other covenants in our loan facility or that we will continue to receive waivers of any non-compliance. If we are unable to comply with the financial or other covenants of our loan facility and do not receive waivers of our non-compliance, we may unable to borrow additional amounts under the facility and outstanding amounts under the facility could be accelerated and become due and payable immediately, which would adversely affect or liquidity and our business and operations.

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

Our quarry and manufacturing operations are subject to substantial regulation by federal and state governmental statutes and agencies, including the federal Occupational Safety and Health Act, the Mine Safety and Health Administration and similar state and Canadian authorities. Our operations are also subject to extensive laws and regulations administered by the United States Environmental Protection Agency and similar state and Canadian authorities, for the protection of the environment, including but not limited to those relating to air and water quality, and solid and hazardous waste handling and disposal. These laws and regulations may require parties to fund remedial action or to pay damages regardless of fault. Environmental laws and regulations may also impose liability with respect to divested or terminated operations even if the operations were divested or terminated many years ago. In addition, current and future environmental or occupational health and safety laws, regulations or regulatory interpretations may require significant expenditures for compliance, which could require us to modify or curtail our operations. We cannot predict the effect of such laws, regulations or regulatory interpretations on our business, financial condition or results of operations. Any material noncompliance with existing environmental and occupational health and safety laws and regulations could adversely affect our business and results of operations.

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

If we or our independent registered public accounting firm are unable to affirm the effectiveness of our internal control over financial reporting in future years, the market value of our common stock could be adversely affected.

Our internal controls may not be adequate. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we assess and report on our internal control over financial reporting, beginning with our Annual Report on Form 10-K for the year ending December 31, 2006. In addition, our independent registered public accounting firm must audit and report on, management's assessment of our internal controls over financial reporting. We are in the process of documenting and testing our system of internal controls to provide the basis for our report. However, at this time, due to the ongoing evaluation and testing, no assurance can be given that there may not be significant deficiencies or material weaknesses in our internal control over financial reporting that would be required to be reported. Accordingly, we cannot assure you that we or our independent registered public accounting firm will be able to report that our internal controls over financial reporting are effective. In this event, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the market value of our Class A Common Stock.

Employees' strikes and other labor-related disruptions may adversely affect our operations.

Our business is labor intensive, and our workforce includes, among other employees, highly skilled quarrying and manufacturing personnel such as stone cutters, sand blasters, sculptors and other skilled artisans. Approximately 35% of our workforce is unionized. Strikes or labor disputes with our unionized employees may adversely affect our ability to conduct our business.

Our collective bargaining agreements with the Granite Cutters Association and the United Steelworkers of America, respectively, which together represent approximately 169 employees in our Vermont manufacturing and quarrying operations expire on April 28, 2006. If we are unable to reach agreement with any of our unionized work groups in future negotiations regarding the terms of their collective bargaining agreement, or if additional segments of our workforce become unionized, we could be subject to work interruptions or stoppages which could adversely affect our operations and our business.

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

Rock of Ages has financial instruments that are subject to interest rate risk, principally debt obligations under its credit facilities. Historically, we have not experienced material gains or losses due to interest rate changes. Based on our current variable rate debt obligations, we believe our exposure to interest rate risk is not material. Based on the December 31, 2004 outstanding borrowings under the credit facility, of $23.3 million, the impact of a 1% increase in the interest rates would be approximately $233,000 a year.

We are subject to foreign currency exchange rate risk primarily from the operations of our Canadian subsidiary. Based on the size of this subsidiary and our corresponding exposure to changes in the Canadian/U.S. dollar exchange rate, we do not consider our market exposure relating to currency exchange to be material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The information required for this item is included in this Annual Report on Form 10-K on Pages i through xxxiii, inclusive, and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, that as of the end of such period, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the fiscal year ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	CONTROLS AND PROCEDURES

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

Certain information concerning directors and executive officers of the Company is set forth below.

Unless otherwise indicated, none of the companies or organizations referred to below is a parent, subsidiary or affiliate of the Company.

NAMES OF DIRECTORS AND EXECUTIVE OFFICERS (1)	AGE	POSITIONS WITH THE COMPANY

Caryn A. Crump	52	Senior Vice President of Marketing/Memorials Division
James L. Fox	53	Director
Douglas S. Goldsmith	35	Chief Financial Officer/Senior Vice President of Finance and Administration, Treasurer
Jon M. Gregory	55	President and Chief Operating Officer/Quarries Division
Richard C. Kimball (2)	64	Director and Vice Chairman
Donald Labonte	43	President and Chief Operating Officer/Manufacturing Division
Pamela Sheiffer	58	Director
Kurt M. Swenson	60	President, Chief Executive Officer and Chairman of the Board of Directors
Michael B. Tule	43	Senior Vice President, General Counsel and Secretary
Charles M. Waite	72	Director
Frederick E. Webster Jr.	67	Director
Rick Wrabel	48	President and Chief Operating Officer/Memorials Division

(1)	Each executive officer serves for a term of one year (and until his successor is chosen and qualified) at the discretion of the Board of Directors.

(2)	Mr. Kimball retired as an employee of the Company on December 31, 2004.

Caryn A. Crump has been Senior Vice President of Marketing/Memorials Division since October 2004. From 2003 to 2004, she was a self-employed marketing consultant. From 2001 to 2003, Ms. Crump worked at Conagra Foods—Premium Frozen Food Products and where she served as Vice President/General Manager. From 1997 to 2001, she worked at Pennzoil-Quaker State Company, an automotive consumer products and service company, where she served as Senior Vice President of the Automotive Chemicals Division, and Vice President/Brand Management for Pennzoil Products and Motor Oil Division. From 1995 to 1996, Ms. Crump held was Brand Manager for Shell Oil, and from 1980 to 1995, she held various positions for Coca Cola Foods, including director of Marketing Services (1994-1995) and General Manager—Grocery Products (1992-1994).

James L. Fox has been a director of the Company since October 1997. He has been Executive Vice President and Chief Financial Officer of The BISYS Group, Inc. a provider of business process outsourcing services to the financial services industry, since September 2003. He was President of Fund Services Division of The BISYS Group, Inc. from April 2003 to September 2003. From August 2001 to April 2003, he was President and Chief Executive Officer of govOne Solutions, L.P., an electronic government payment service. From June 2000 to August 2001, he was Vice President—Corporate Development and Chief Financial Officer of Gomez, Inc., a research and consulting firm specializing in Internet quality measurement. Prior to joining Gomez, Mr. Fox had been Vice Chairman of PFPC Inc., a division of the PNC Financial Services Group, Inc. from December 1999 to June 2000. Before joining PFPC, Inc., Mr. Fox had an eleven year career with the Investor Services Group of First Data Corporation, a provider of processing and mutual fund and retirement services for mutual fund complexes, banks, insurance companies and advisory firms, including President and Chief Executive Officer (1999) and Chief Operating Officer (1997-1999). Mr. Fox's current term as a director of the Company will expire in 2007.

Douglas S. Goldsmith has been Chief Financial Officer and Senior Vice President of Finance and Administration and Treasurer since September 2001. From 1997 until September 2001, Mr. Goldsmith served as the Chief Information Officer of the Company. From 1991 to 1997, he held various positions in the engineering department, and was responsible for the integration of the Company's information systems for the manufacturing operations in the U.S. and Canada.

Jon M. Gregory has been President and Chief Operating Officer/Quarries Division of the Company since 1992. Mr. Gregory was a director of the Company from October 1998 to June 2003. Between 1975 and 1993, Mr. Gregory served in various positions, including Senior Vice President-Memorials Division, Manager of Manufacturing and line production supervisor.

Richard C. Kimball has been a director of the Company since 1986, and Vice Chairman since 1993. From 1993 to January 2001, he was Vice Chairman and Chief Operating Officer/Memorials Division of the Company and from January 2001 to December 2004, was Chief Strategic and Marketing Officer. Prior to joining the Company, Mr. Kimball served as a director, principal and President of The Bigelow Company, Inc., a strategic planning and investment banking firm from 1972 until 1993. Mr. Kimball retired as an employee of the Company on December 31, 2004 and his current term as a director will expire at the Company's 2006 Annual Meeting.

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

Pamela G. Sheiffer has been a director of the Company since June 2004. Since 1997, she has been President of P. Joyce Associates, Inc., a consulting firm specializing in retail, manufacturing, licensing and providing services to investment firms. From 1995 to 1997, she was CEO of The Design and Source Company, a manufacturer and marketer of ladies apparel. From 1988 to 1995, she was Vice President of Merchandising and Marketing for the Retail Apparel Group, Inc. d/b/a Dots, a retailer of women's clothing with over 250 stores nationwide. Prior to that, Ms. Sheiffer held various senior management positions in retail and manufacturing, including Senior Vice President of May Department Stores. She is currently Vice Chairman and Chair of the Development Committee of Learning Lenders, New York City's largest educational nonprofit with over 14,000 volunteers in New York City schools. She has been a member of the board of directors of Dan River Mills, Inc., a manufacturer and marketer of textile products for home fashions and apparel fabrics, since February 2005. Ms. Sheiffer's current term as a director will expire at the Company's 2005 Annual Meeting.

Kurt M. Swenson has been President, Chief Executive Officer and Chairman of the Board of Directors of the Company since 1984. Prior to the Company's initial public offering in 1997, Mr. Swenson had been the Chief Executive Officer and a director of Swenson Granite Company, Inc. since 1974. Mr. Swenson currently serves as non-officer Chairman of the Board of Swenson Granite Company, LLC, a Delaware limited liability company engaged in the granite curb and landscaping business. Swenson Granite Company, LLC may be deemed an affiliate of the Company. He is also a director of the American Monument Association, the National Building Granite Quarries Association and Group Polycor International and Polycor, Inc. Mr. Swenson's current term as a director will expire at the Company's 2006 Annual Meeting.

Michael B. Tule has been Senior Vice President/General Counsel and Secretary of the Company since April 2000. From March 1996 to April 2000, he was Vice President, General Counsel and Secretary of WPI Group, Inc., a provider of diagnostic tools for commercial vehicles. Prior to 1996, Mr. Tule was a partner at the Manchester, New Hampshire law firm of McLane, Graf, Raulerson & Middleton.

Charles M. Waite has been a director of the Company since 1985. Since 1989, Mr. Waite has been managing partner of Chowning Partners, a financial consulting firm that provides consulting services to New England companies. Mr. Waite's current term as a director will expire at the Company's 2007 Annual Meeting.

Frederick E. Webster Jr., Ph.D. has been a director of the Company since October 1997. He was a Professor of Management at the Amos Tuck School of Business Administration of Dartmouth College from 1965 until 2002, and is now a Professor Emeritus. He is also a management consultant and lecturer, and is Visiting Scholar at the Eller College of Management, University of Arizona. He is also a director of Samuel Cabot, Inc., a manufacturer and marketer of wood care products, and Diamond Phoenix Corp., a designer and manufacturer of automated materials handling systems.  Mr. Webster's current term as a director will expire at the Company's 2005 Annual Meeting.

Rick Wrabel has been President and Chief Operating Officer/Memorials Division since May 2004. From January 2002 to May 2004, Mr. Wrabel was a self-employed marketing consultant. From 1999 to 2001, he worked at Pennzoil-Quaker State Company, an automotive consumer products and service company, where he served as President of the Consumer Products Group from 2000 to 2001, and President of the Axius Division of Pennzoil-Quaker State from 1999 to 2000. From 1993 to 1999, Mr. Wrabel held numerous positions at Oral B Laboratories, a division of The Gillette Company that manufactures, markets and sells a comprehensive line of oral care products, including President of North America (1998 to 1999); General Manager of Australia, New Zealand and South Pacific (1997 to 1998); Vice President of Sales (1996 to 1997); and National Sales Manager (1993 to 1995); From 1983 to 1993, Mr. Wrabel held numerous sales and management positions in American Home Products - A.H. Robins Company, a pharmaceutical and consumer products company, including Director-National Accounts. Mr. Wrabel began his career as a sales representative for Metropolitan Life Insurance Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires directors, certain officers and beneficial owners of more than 10% of our Common Stock to file reports of initial beneficial ownership and changes in beneficial ownership of our Class A Common Stock with the Securities and Exchange Commission. Based solely upon a review of reports filed pursuant to Section 16(a) of the Exchange Act and written representations by such reporting persons, we believe during fiscal year 2004 such persons made all required filings, except Douglas M. Schair, a former director of the Company until his death in January 2005, filed a late Form 4 (Statement of Changes In Beneficial Ownership) reporting the acquisition of 20,000 shares of Class A Common Stock; and a late Form 4 reporting the acquisition of an aggregate of 18,800 shares of Class A Common Stock by a trust of which Mr. Schair is co-trustee. Mr. Schair has disclaimed ownership of the shares held by the trust. The late reports were the result of inadvertent clerical error. In addition, Derek Dearwater, Vice President, Wholesale Sales/Memorials failed to report a purchase of 410 shares of Class A Common Stock. Mr. Dearwater reported the purchase on Form 5 (Annual Statement of Changes in Beneficial Ownership), which was also filed late. Mr. Dearwater is no longer subject to Section 16 reporting requirements since he is not considered to be an executive officer of the Company.

AUDIT COMMITTEE

Rock of Ages has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are James L. Fox, Charles M. Waite and Frederick E. Webster Jr. The Board of Directors has determined James L. Fox, Chairman of the Audit Committee is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act, and is independent under Rule 10A-3(b)(1) under the Exchange Act and the applicable Rules of the National Association of Securities Dealers, Inc. within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

CORPORATE GOVERNANCE AND NOMINATING COMMITTEE

On April 28, 2004, the Board of Directors established a Corporate Governance and Nominating Committee and adopted a charter to define and outline the responsibilities of its members. A copy of the Corporate Governance and Nominating Committee charter is available on the Company's website at www.rockofages.com. The Corporate Governance and Nominating Committee consists of James L. Fox, Pamela G. Sheiffer, Charles M. Waite and Frederick E. Webster Jr., each of whom is independent within the meaning of Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

CODE OF ETHICS

On April 28, 2004, the Board of Directors adopted a code of business ethics for directors, officers (including Rock of Ages' principal executive officer and principal financial and accounting officer) and employees. The code of business ethics is available on Rock of Ages' website at www.rockofages.com. Stockholders can also request a free copy by making such request in writing to Rock of Ages Corporation, 369 North State Street, Concord, New Hampshire 03301, attn: Corporate Secretary. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, or principal accounting officer or controller by posting such information on our website.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth compensation information for the years ended December 31, 2004, 2003 and 2002 with respect to our Chief Executive Officer, each of our four other most highly compensated executive officers and Terry Shipp and Dennis Merchant, each of whom served as an executive officer for only part of 2004 and would have been one of our four other most highly compensated executive officers as of December 31, 2004 had they still been executive officers of the Company at that time (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	YEAR	ANNUAL COMPENSATION SALARY BONUS		LONG—TERM COMPENSATION SECURITIES UNDERLYING OPTIONS	ALL OTHER COMPENSATION (1)

Kurt M. Swenson	2004	$445,000 (2)	$—	—	$17,674	(5)
Chief Executive Office and Chairman	2003	$430,008 (2)	$15,000	—	$7,831	(5)
of the Board of Directors	2002	$420,000 (2)	$30,000	—	$2,878	(5)

Richard C. Kimball (8)	2004	$315,000 (3)	$20,000	—	$14,384	(6)
Chief Strategic and Marketing Officer	2003	$300,000 (3)	$15,000	—	$6,329	(6)
Director	2002	$290,016 (3)	$30,000	—	$2,335	(6)

Jon M. Gregory	2004	$300,004 (4)	$30,000	—	$2,849	(7)
President and Chief Operating Officer/	2003	$260,004	$25,000	—	$1,350
Quarries Division	2002	$250,008	$50,000	60,000	$1,250

Donald Labonte	2004	$185,359	$15,000	—	$13,756	(9)
President and COO/	2003	$192,414	$15,000	—	$12,031	(9)
Manufacturing Division	2002	$132,293	$5,000	15,000	$8,544	(9)

Rick Wrabel (10)	2004	$175,005	$20,000	150,000	$16,800	(11)
President/Memorials Division	2003	—	—	—
	2002	—	—	—

Terry Shipp (12)	2004	$223,335	$—	—	$1,450
Vice President/	2003	$235,008	$—	—	$1,350
Ohio Valley and Central Region	2002	$204,590	$5,000	10,000	$1,250

Dennis I. Merchant (13)	2004	$180,000	$8,000	—	$1,450
Vice President/Retail Operations	2003	$175,008	$—	—	$1,350
	2002	$167,004	$5,000	15,000	$1,250

(1)	Except as otherwise specified, represents a matching contribution under the Company's 401(k) Plan.

(2)

Includes $85,000 of salary for 2004 earned but deferred at the election of Mr. Swenson pursuant to the Rock of Ages Key Employees Deferred Salary Plan ("Deferred Salary Plan"). For 2003, includes $70,000 of salary and $15,000 of bonus deferred at the election of Mr. Swenson under the Deferred Salary Plan. For 2002, includes $60,000 of salary and $30,000 of bonus deferred at the election of Mr. Swenson under the Deferred Salary Plan.

(3)

Includes $85,000 of salary for 2004 earned but deferred at the election of Mr. Kimball pursuant to the Deferred Salary Plan. For 2003, includes $50,000 of salary and $15,000 of bonus deferred at the election of Mr. Kimball. For 2002, includes $40,008 of salary and $30,000 of bonus deferred at the election of Mr. Kimball under the Deferred Salary Plan.

(4)	Includes $85,000 of salary for 2004 earned but deferred by Mr. Gregory pursuant to the Deferred Salary Plan.

(5)

Includes $16,224 for 2004, $6,481 for 2003, and $1,028 for 2002 of interest credited on deferred compensation pursuant to the Deferred Salary Plan in excess of 120% of the applicable federal long term rate.

(6)

Includes $12,934 for 2004, $4,979 for 2003, and $1,085 for 2002 of interest credited on deferred compensation pursuant to the Deferred Salary Plan in excess of 120% of the applicable federal long term rate.

(7)	Includes $1,399 for 2004 of interest credited on deferred compensation pursuant to the Deferred Salary Plan in excess of 120% of the applicable federal long term rate.

(8)	Mr. Kimball retired from his employment with the Company as of December 31, 2004.

(9)	Represents amounts paid by the Company to Mr. Labonte's self-directed retirement account under the Retirement Plan for Salaried Employees of Rock of Ages Canada, Inc.

(10)	Mr. Wrabel joined the Company as of May 17, 2004.

(11)	Represents amounts paid for temporary living allowance.

(12)	Mr. Shipp was considered to be an executive officer until October 2004. He resigned from employment in December 2004.

(13)	Mr. Merchant was considered to be an executive officer until October 2004.

STOCK OPTION GRANTS

The following table sets forth information concerning options to purchase Class A Common Stock held by the Named Executive Officers that were granted during 2004. The Company has not granted any stock appreciation rights.

Name	Number of Securi- ties Underlying Options Granted	Percent of Total Op- tions Granted to Em- ployees in Fiscal Year	Exercise Price ($/Sh)	Expiration Date	Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term

					5%($)	10%($)

Rick Wrabel	150,000	79%	$7.15	05/10/2014	$674,000	$1,709,000

(1)	The options become exercisable in 20% increments on May 10, 2005, 2006, 2007, 2008 and 2009, respectively.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table sets forth information concerning options to purchase Class A Common Stock held by the Named Executive Officers.

			EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE
NAME	SHARES ACQUIRED ON EXERCISE	VALUE REALIZED (1)	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS AT DECEMBER 31, 2004		VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS AT DECEMBER 31, 2004 (2)

Kurt M. Swenson	—	$—	—	—	$—	$—
Richard C. Kimball	—	$—	—	—	$—	$—
Jon M. Gregory	—	$—	24,000	36,000	$31,680	$47,520
Donald Labonte	10,000	$17,100	6,000	9,000	$7,920	$11,880
Dennis Merchant	10,000	$23,500	6,000	9,000	$7,920	$11,880
Terry Shipp	15,000	$34,200	4,000	—	$5,280	$—
Rick Wrabel	—	$—	—	150,000	$—	$22,500

(1)	These values are calculated using the closing price of the Class A Common Stock on the NASDAQ National Market on the date of exercise.

(2)	These values are calculated using the $7.30 per share closing price of the Class A Common Stock on the NASDAQ National Market on December 31, 2004.

PENSION PLANS

We maintain a qualified pension plan (the "Pension Plan"), and have entered into non-qualified salary continuation agreements (the "Salary Continuation Agreements") with certain of our officers, including the Named Executive Officers listed in the table on the next page. Our Pension Plan is noncontributory and provides benefits based upon length of service and final average earnings. Generally, employees age 21 with one year of continuous service are eligible to participate in the Pension Plan. The annual pension benefits shown for the Pension Plan assume a participant attains age 65 during 2004 and retires immediately. The Employee Retirement Income Security Act of 1974 places limitations on the compensation used to calculate pensions and on pensions that may be paid under federal income tax qualified plans, and some of the amounts shown on the following table exceed the applicable limitations and will not be paid under the pension plan. Such limitations are not applicable to the Salary Continuation Agreements.

The following table shows the total estimated annual retirement benefits payable upon normal retirement under the Pension Plan for the Named Executive Officers at the specified executive remuneration and years of continuous service.

PENSION PLAN TABLE

FINAL AVERAGE COMPENSATION	15 YEARS	20 YEARS	25 YEARS	30+ YEARS

$125,000	$38,335	$51,114	$63,892	$76,671
$150,000	$46,585	$62,114	$77,642	$93,171
$175,000	$54,835	$73,114	$91,392	$109,671
$200,000	$63,085	$84,114	$105,142	$126,171
$225,000	$71,335	$95,114	$118,892	$142,671
$250,000	$79,585	$106,114	$132,642	$159,171
$275,000	$87,835	$117,114	$146,392	$175,671
$300,000	$96,085	$128,114	$160,142	$192,171
$325,000	$104,335	$139,114	$173,892	$208,671
$350,000	$112,585	$150,114	$187,642	$225,171
$375,000	$120,835	$161,114	$201,392	$241,671
$400,000	$129,085	$172,114	$215,142	$258,171
$425,000	$137,335	$183,114	$228,892	$274,671
$450,000	$145,585	$194,114	$242,642	$291,171
$475,000	$153,835	$205,114	$256,392	$307,671
$500,000	$162,085	$216,114	$270,142	$324,171

These calculations are based on the retirement formula in effect as of December 31, 2004, which provides an annual life annuity at age 65 equal to 1.8% of a participant's highest consecutive five-year average compensation (excluding bonus) during the last ten years of employment ("Final Average Compensation"), plus .4% of a participant's Final Average Compensation in excess of social security covered compensation times years of service to a maximum of 30 years. Completed years of continuous service for each of the Named Executive Officers, as of December 31, 2004 and rounded to the full year, are: Mr. Gregory, 29 years; Mr. Kimball, 12 years; Mr. Merchant 27 years; Mr. Shipp, 3 years; Mr. Swenson, 31 years and Mr. Wrable 1 year.

In addition, Salary Continuation Agreements provide for supplemental pension benefits to certain of our officers, including the Named Executive Officers listed in the table below. The following table sets forth the supplemental pension benefits for the specified Named Executive Officers under their respective Salary Continuation Agreements.

NAME	ANNUAL BASE COMPENSATION	TOTAL YEARS OF SERVICE AT AGE 65	ANNUAL RETIREMENT BENEFIT AT AGE 65

R. Kimball	$315,000	12	37,800
K. Swenson	$445,000	26	127,270
J. Gregory	$300,000	39	70,200

These calculations are based on individual Salary Continuation Agreements, which provide a 100% joint and survivor annuity at age 65 equal to a percentage, ranging from .6% to 1.1%, of a participant's highest annual base compensation times full years of service. The Board of Directors has determined the percentage range. There are no compensation increases assumed in these calculations.

We have a deferred salary plan ("Plan") for certain management and highly compensated employees within the meaning of Section 2520.104-23(d) of the U.S. Department of Labor Regulations. Participation in the Plan is limited to those employees designated by the Board of Directors in its sole discretion, and who satisfy the following criteria: (1) the employee has attained the age of 55; the employee is an executive officer; the employee has completed a minimum of ten years of continuous service with the Company; and the employee's annual base salary, fringe benefits and other non-cash compensation exceeds $200,000 (subject to adjustment each year to reflect the average percentage change in the base salaries of all officers of the Company). Currently, Mr. Swenson, Mr. Kimball and Mr. Gregory are the only participants in the Plan. Participants may make an irrevocable election to defer up to $100,000 annually under the Plan. Any amounts deferred are held in deferred salary accounts created by the Company. Interest at the rate of 12% per annum is credited on a monthly basis to each Participant's deferred salary account. The aggregate account balances remain part of the general unrestricted assets of the Company and are available for investment and use by the Company. Participants do not have any right or claim to any specific assets of the Company, but only a claim against the Company as a general, unsecured creditor to the extent of the undistributed portion of their deferred salary account. Benefits under the Plan are paid upon the retirement, death or disability of the participant or other termination of participation, subject to certain procedures relating to distribution.

We have a retirement plan for our Canadian employees, the Retirement Plan for Salaried Employees of Rock of Ages Canada, Inc. (the "Canadian Retirement Plan"), which is registered with the Province of Quebec and the Government of Canada. All salaried, non-union employees of Rock of Ages Canada, Inc. are participants in the Canadian Retirement Plan, including Mr. Labonte. Pursuant to the Plan, Rock of Ages Canada contributes 8% of a participant's monthly compensation each month to each participant's account. The investments in the account are self-directed by each participant with a range of investment options. Rock of Ages Canada may, at its discretion, make an additional annual contribution to a participant's account, up to a maximum aggregate amount of $16,500 CDN per year (including amounts previously contributed during the year).

COMPENSATION OF DIRECTORS

Directors who are not also officers of Rock of Ages are paid annual directors' retainers of $20,000 and $1,000 for each meeting of the Board, including committee meetings. The Chairman of each committee is paid an additional annual retainer of $1,500. Directors are also eligible for stock option grants under our Amended and Restated 1994 Stock Plan.

EMPLOYMENT AGREEMENTS

We have an employment agreement with Kurt M. Swenson (the "Swenson Employment Agreement") for retention of his services as President and Chief Executive Officer of the Company. The term of the Swenson Employment Agreement commenced on October 24, 1997, the date of consummation of the initial public offering (the "Commencement Date"), and continues until the fifth anniversary thereof, provided on the third and each subsequent anniversary of the Commencement Date such term will automatically be extended for one additional year, unless, not later than ninety days prior to the expiration of the term, the Company or Mr. Swenson gives notice the term will not be extended. The Swenson Employment Agreement has been automatically extended each year since 2002 and will, subject to further automatic extension, expire in October 2005. The Swenson Employment Agreement provides for continued payment of salary and benefits over the remainder of the term if Mr. Swenson's employment is terminated by the Company without Cause (as defined in the Swenson Employment Agreement) or as a result of death or disability or by Mr. Swenson for Good Reason (as defined in the Swenson Employment Agreement). The Swenson Employment Agreement also provides for a lump sum payment to Mr. Swenson equal to the sum of (i) accrued but unpaid salary, and a prorated bonus amount equal to the greater of the largest annual bonus paid to Mr. Swenson during the prior three years and the annual bonus payable in respect of the most recently completed fiscal year (the "Highest Annual Bonus"), through the date of termination and (ii) three times the sum of (A) his then annual salary and (B) Highest Annual Bonus, and for continuation of benefits for three years, if Mr. Swenson's employment is terminated by the Company (other than for Cause, death or disability) during the twelve-month period following, or prior to but in connection with, or by Mr. Swenson during the twelve-month period following, a Change in Control (as defined in the Swenson Employment Agreement). In the event of a termination related to a Change in Control, Mr. Swenson may elect in lieu of the lump sum payment described above, to receive in a lump sum or over the then remaining term of the Swenson Employment Agreement, an amount equal to the total amount he would have been entitled to receive if his employment had been terminated by the Company without Cause or by Mr. Swenson for Good Reason. If any payment or distribution by the Company to or for the benefit of Mr. Swenson under the Swenson Employment Agreement would be subject to the excise tax imposed by Section 4999 of the Code or any interest or penalties are incurred by Mr. Swenson with respect to such excise tax, then Mr. Swenson will generally be entitled to receive an additional payment such that after payment by Mr. Swenson of all taxes, Mr. Swenson retains an amount of the additional payment equal to the excise tax imposed.

We have an employment agreement with Rick Wrabel (the "Wrabel Employment Agreement") for retention of his services as President of the Memorials Division of the Company. The term of the Wrabel Employment Agreement commenced on May 17, 2004 and continues until the fifth anniversary thereof. The Wrabel Employment Agreement provides for continued payment of salary and benefits over a period of 12 months if Mr. Wrabel's employment is terminated by the Company without Cause (as defined in the Wrabel Employment Agreement) or if he terminates the Agreement for Good Reason (as defined in the Wrabel Employment Agreement). In such event, the Wrabel Employment Agreement also provides for payment of (i) earned, but unpaid bonus, prorated to the date of termination; (ii) continuation of health care coverage for a period of 12 months; and (iii) reimbursement for outplacement services in an aggregate amount not to exceed $10,000. The Wrabel Employment Agreement provides for a lump sum payment to Mr. Wrabel equal to two times his then current annual base salary if his employment is terminated by the Company within 12 months of a Change In Control (as defined by the Wrabel Employment Agreement) or if he terminates his employment for Good Reason within 12 months after the occurrence of a Change In Control. In addition, Mr. Wrabel would receive the payments and/or benefits set forth in (i), (ii) and (iii) above in the event of a termination in connection with a Change In Control. We have also agreed to reimburse Mr. Wrabel for housing expenses incurred while he is searching for a suitable residence in Vermont.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Fox, Ms. Sheiffer, Mr. Waite and Mr. Webster served as members of the Compensation Committee of the Board of Directors of the Company for all of 2004. None of the members of the Compensation Committee is currently or has ever been an officer or employee of the Company or any of its subsidiaries. None of the Company's executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Board or the Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 28, 2005, certain information with respect to the beneficial ownership of our Common Stock by each (i) director, (ii) Named Executive Officer and (iii) beneficial owner of more than 5% of either class of the outstanding Common Stock known to us, based on Securities and Exchange Commission filings and other available information and (iv) by all directors and executive officers of the Company as a group. This information is based upon information received from or on behalf of the individuals or entities named below, except as otherwise noted. The Class B Common Stock is convertible on a share-for-share basis into Class A Common Stock. The Class B Common Stock is entitled to ten votes per share and the Class A Common Stock is entitled to one vote per share. Beneficial ownership has been determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated in the footnotes below, we believe, based on the information furnished or otherwise available to us, the persons and entities named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws. The calculation of beneficial ownership is based upon 4,694,800 shares of Class A Common Stock and 2,700,596 shares of Class B Common Stock outstanding as of March 28, 2005.

In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of such person, shares of Class A Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 30, 2005 were deemed to be outstanding. Such shares were not deemed to be outstanding, however, for the purpose of computing the percentage ownership of any other person.

	SHARES OF CLASS B COMMON STOCK BENEFICIALLY OWNED		SHARES OF CLASS A COMMON STOCK BENEFICIALLY OWNED
NAME AND ADDRESS OF BENEFICIAL OWNER (1)	NUMBER	PERCENT OF CLASS	NUMBER (2)	PERCENT OF CLASS (2)

Andrew Delaney (3) 2727 Allen Parkway, Suite 460 Houston, TX 77019	—	—	336,437	7.1%

Connors Investor Services, Inc. (4) 1100 Berkshire Boulevard Wyomissing, PA 19610	—	—	310,450	6.6%

Dimensional Fund Advisors, Inc. (5) 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	—	—	280,800	6.0%

AXA Financial, Inc. (6) 1290 Avenue of the Americas New York, NY 10104	—	—	240,578	5.1%

Kurt M. Swenson (7) **	1,005,000	37.2%	1,135,000	19.9%
Kevin C. Swenson (8)	1,023,489	37.9%	1,023,049	17.9%
Estate of Douglas M. Schair (9)**	—	—	579,303	12.3%
Robert L. Pope	144,875	5.4%	144,875	3.0%
Richard C. Kimball **	29,126	1.1%	113,426	2.4%
Jon M. Gregory (10) **	—	—	61,326	1.3%
Charles M. Waite **	29,126	1.1%	45,000	*
James L. Fox **	—	—	1,000	*
Frederick E. Webster Jr. **	—	—	5,000	*
Donald Labonte (11)**	—	—	9,000	*
Pamela G. Sheiffer **	—	—	2,500	*
Rick Wrabel (12)**	—	—	37,000	*
Terry Shipp**	—	—	1,000	*
Dennis Merchant (13)**	—	—	15,000	*
All directors and executive officers as a group (13 persons)	1,063,252	39.4%	1,483,752	24.6%

**  Named Executive Officer and/or Director
*    Less than 1%

(1)	The business address of each director and executive officer of the Company is c/o Rock of Ages Corporation, 772 Graniteville Road, Graniteville, Vermont 05654.

(2)

For each beneficial owner (and directors and executive officers as a group), (i) the number of shares of Class A Common Stock listed includes (or is comprised solely of) a number of shares equal to the number of shares of Class B Common Stock, if any, listed as beneficially owned by such beneficial owner(s) and (ii) the percentage of Class A Common Stock listed assumes the conversion on March 28, 2005 of all shares of Class B Common Stock, if any, listed as beneficially owned by such beneficial owner(s) into Class A Common Stock and also that no other shares of Class B Common Stock beneficially owned by others are so converted.

(3)

According to a Schedule 13D dated October 18, 2002, Andrew Delaney, a private investor with an address of 2727 Allen Parkway, Suite 460, Houston, Texas 77019, has sole dispositive power with respect to the 336,437 shares of Class A Common Stock.

(4)

According to a Schedule 13G dated February 14, 2005, Connors Investment Services, Inc., in its capacity as an investment advisor or manager, may be deemed to be the beneficial owner of the listed shares that are held of record by certain investment companies, trusts or other accounts it advises or manages.

(5)

According to a Schedule 13G dated February 9, 2005, Dimensional Fund Advisors, Inc., in its capacity as an investment advisor or manager, may be deemed to be the beneficial owner of the listed shares that are held of record by certain investment companies, trusts or other accounts it advises or manages.

(6)

According to a Schedule 13G dated February 14, 2005, AXA Financial Services, Inc., in its capacity as an investment advisor or manager, may be deemed to be the beneficial owner of the listed shares that are held of record by certain investment companies, trusts or other accounts it advises or manages.

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

(9)

Douglas M. Schair, a former director of the Company, died January 26, 2005. Includes 9,000 shares of Class A Common Stock subject to currently exercisable stock options, which his estate may exercise on or before June 27, 2005, in accordance with our Amended and Restated 1994 Stock Plan. Also includes 18,800 shares of Class A Common Stock held by a trust of which Mr. Schair was co-trustee until his death. Mr. Schair disclaimed beneficial ownership of such shares. Does not include 15, 018 shares held by trusts with an independent trustee for the benefit of Mr. Schair's adult children.

(10)	Includes 36,000 shares of Class A Common Stock subject to currently exercisable stock options.

(11)	Includes 9,000 shares of Class A Common Stock subject to currently exercisable stock options.

(12)	Includes 30,000 shares of Class A Common Stock subject to currently exercisable stock options.

(13)	Includes 9,000 shares of Class A Common Stock subject to currently exercisable options.

Equity Compensation Plan Information

The following table sets forth information regarding the Company's equity compensation plan as of December 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	498,000	$6.56	None

Equity compensation plans not approved by security holders	None	None	None

Total	498,000	$6.56	None

(1)	The Rock of Ages Corporation Amended and Restated 1994 Stock Plan expired in November 2004. While grants made prior to expiration remain outstanding, no further grants may be made under the Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Swenson LLC owns two granite quarries, one in Concord, New Hampshire and another in Woodbury, Vermont. Both have been owned by Swenson LLC (or its predecessor Swenson Granite) for more than 40 years. Because of the proximity of the Woodbury quarry to Barre, Vermont, the Company provides, and may continue to provide, certain maintenance services and parts to the Woodbury quarry and is reimbursed for the cost of such services. During 2004, the Company received approximately $66,000 for such maintenance services and parts. Both the Company and Swenson LLC have the right to terminate these services at any time. The Company also purchases Concord blocks and other products from Swenson LLC at market prices. The Company's purchases of granite provided by Swenson LLC in 2004 were approximately $31,000. Swenson LLC also purchases granite blocks and slabs from the Company. Such purchases amounted to approximately $17,000 in 2004. The Company believes these arrangements with Swenson LLC are as favorable, or more favorable, to the Company than would be available from an unrelated party for comparable granite blocks. Both of Swenson LLC 's quarries produce gray granite primarily for curb and landscape use. Although Rock of Ages' gray granite from its Barre and Stanstead quarries is used primarily for memorial use, it may be in competition with Swenson LLC in some markets, including the supply of its gray granites for other than memorial use. Swenson LLC has supplied its Woodbury granite to manufacturers of government grave markers made for the Veterans' Administration for many years and Rock of Ages has not been in the business of selling or manufacturing its gray granites for use in Veterans markers.

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

In July 2004, the Company invested $3.5 million in FFS Holdings, Inc. ("FFS"). The investment, which includes voting and non-voting common shares, represents approximately 6% of the common voting shares and approximately 8% of the total common equity of FFS. FFS holds the stock of Hillenbrand Industries to acquire Forethought Financial Services, a leading provider of pre-need insurance trust service programs, which are currently marketed primarily through funeral directors. FFS was formed to acquire Forethought by The Devlin Group, a group of several senior insurance industry executives including Douglas M. Schair, a former director of the Company until his death on January 26, 2005, and a holder of approximately 12.5% of the Class A common stock of the Company. Mr. Schair's estate holds approximately 18% of the outstanding shares of FFS and until his death he held the position of Vice Chairman and Chief Investment Officer of FFS.

We have a consulting agreement with Richard C. Kimball, a director of the Company and Vice Chairman of the Board. Pursuant to the agreement, we pay Mr. Kimball during 2005 a retainer of $60,000 for consulting services. The agreement was entered into in connection with Mr. Kimball's retirement from full time employment with the Company as January 1, 2005, as a result of the expected additional time to be spent by Mr. Kimball beyond the normal time commitments of outside directors, to assure completion of an orderly transition to others of all of his operating responsibilities, including certain strategic growth initiatives.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee appointed KPMG, LLP as Rock of Ages' independent registered public accounting firm for the fiscal year ended December 31, 2004. The following table shows the fees paid by Rock of Ages for the audit and other services provided by KPMG for fiscal 2004 and 2003.

The Audit Committee did not utilize the de minimis exception to the pre-approval requirements to approve any services provided by KPMG during fiscal 2004.

	2004	2003

Audit Fees (1)	$402,958	$319,340
Tax Fees (2)	99,407	155,390
All Other Fees	—	—

Total	$502,365	$474,730

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

(2)	For fiscal 2004 and 2003, respectively, tax fees principally included tax compliance fees of $76,350 and $70,650, and tax advice and tax planning fees of $23,057 and $84,740.

PART IV

ITEM 15.	EXHIBITS AND , FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of or are included in this Annual Report on Form 10-K and are incorporated herein by reference:

	1.	The financial statements listed in the Index to Consolidated Financial Statements and Financial Statement Schedule, filed as part of this Annual Report on Form 10-K.

2.

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

	3.	The exhibits listed in the Exhibit Index filed as part of this Annual Report on Form 10- K.

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(With Report of Independent Registered Public Accounting Firm Thereon)

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Rock of Ages Corporation:

We have audited the accompanying consolidated balance sheets of Rock of Ages Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rock of Ages Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP
Burlington, Vermont

February 22, 2005, except for Note 5
    as to which the date is March 22, 2005

 i

 ROCK OF AGES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2004 and 2003

	2004	2003

ASSETS (notes 5 and 6)
Current assets:
Cash and cash equivalents	$4,298,049	$3,226,870
Trade receivables, less allowance for doubtful accounts of $1,022,055 in 2004 and $739,929 in 2003 (note 5)	15,017,249	15,586,829
Due from affiliates (note 11)	282,508	216,718
Inventories (notes 3 and 5)	23,858,228	21,151,696
Income taxes receivable	—	408,744
Deferred tax assets (note 8)	707,947	720,869
Assets held for sale (note 16)	—	817,122
Note receivable (note 16)	—	5,250,000
Other current assets	4,510,294	3,665,417

Total current assets	48,674,275	51,044,265

Property, plant and equipment:
Granite reserves and development costs	14,001,597	13,846,831
Land	7,340,310	6,290,736
Buildings and land improvements	21,226,048	19,420,251
Machinery and equipment	29,285,553	26,189,452
Furniture and fixtures	3,564,855	3,038,757
Construction-in-process	871,246	871,175

	76,289,609	69,657,202
Less accumulated depreciation, depletion and amortization	30,159,497	27,162,347

Net property, plant and equipment	46,130,112	42,494,855

Other assets:
Cash surrender value of life insurance	742,701	728,182
Intangible assets, less accumulated amortization of $668,789 in 2004 and $619,217 in 2003 (note 2)	388,434	438,006
Goodwill (note 2)	163,492	—
Debt issuance costs, less accumulated amortization of $212,905 in 2004 and $81,039 in 2003	225,081	243,947
Due from affiliates (note 11)	54,690	65,902
Deferred tax assets (note 8)	6,739,769	5,236,474
Intangible pension asset (note 9)	738,972	903,758
Long term investments (note 11 )	4,111,964	500,570
Other long term assets	607,857	805,228

Total other assets	13,772,960	8,922,067

Total assets	$108,577,347	$102,461,187

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2004 and 2003

	2004	2003

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under lines of credit (note 5)	$7,287,278	$4,751,405
Current installments of long-term debt (note 6)	35,612	37,899
Deferred compensation (note 9)	371,537	326,836
Trade payables	2,433,125	1,650,748
Accrued expenses	3,845,415	4,311,432
Income taxes payable	389,088	—
Customer deposits	8,172,665	7,104,487
Liabilities held for sale (note 16)	—	17,122

Total current liabilities	22,534,720	18,199,929

Long-term debt, excluding current installments (note 6)	16,289,153	12,793,574
Deferred compensation (note 9)	6,620,347	5,998,943
Accrued pension cost (note 9)	1,993,294	1,490,497
Accrued postretirement benefit cost (note 9)	878,610	827,230
Deferred tax liabilities (note 8)	30,464	107,184
Other	45,000	74,083

Total liabilities	48,391,588	39,491,440

Commitments and contingencies (note 4 and 9)

Stockholders' equity (note 10):
Preferred stock - $.01 par value; 2,500,000 shares authorized No shares issued and outstanding	—	—
Common stock - Class A, $.01 par value; 30,000,000 shares authorized; issued and outstanding 4,694,800 and 4,442,668 in 2004 and 2003, respectively	46,948	44,427
Common Stock — Class B, $.01 par value; 15,000,000 shares authorized; issued and outstanding 2,700,596 and 2,756,395 in 2004 and 2003, respectively, convertible into equivalent shares of Class A common stock	27,006	27,564
Additional paid-in capital	66,266,869	65,878,461
Accumulated deficit	(5,287,571)	(2,066,344)
Accumulated other comprehensive loss	(867,493)	(914,361)

Total stockholders' equity	60,185,759	62,969,747

Total liabilities and stockholders' equity	$108,577,347	$102,461,187

See accompanying notes to consolidated financial statements

ROCK OF AGES CORPORATION AND SUBSIDIARIES
 Consolidated Statements of Operations
Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Net revenues:
Quarrying	$29,926,649	$28,380,824	$29,540,585
Manufacturing	20,865,252	20,372,917	19,726,136
Retailing	35,801,733	35,663,289	38,448,279

Total net revenues	86,593,634	84,417,030	87,715,000

Gross profit:
Quarrying	12,326,882	11,178,259	13,131,948
Manufacturing	5,572,461	5,774,330	5,521,386
Retailing	20,353,954	20,387,533	21,313,970

Total gross profit	38,253,297	37,340,122	39,967,304

Selling, general and administrative expenses
Quarrying	3,555,606	3,155,147	3,266,652
Manufacturing	4,001,668	3,673,758	3,401,855
Retailing	21,828,546	21,099,628	20,895,543
Corporate overhead	5,087,447	4,692,213	5,273,954

Total selling, general and administrative expenses	34,473,267	32,620,746	32,838,004

Impairment of note receivable	400,000	—	—
Adverse judgment and legal expenses	6,500,000	2,440,454	1,725,425

Income (loss) from operations	(3,119,970)	2,278,922	5,403,875

Foreign exchange loss (gain)	68,531	120,694	(25,453)
Interest expense	821,520	471,105	522,108

Income (loss) from continuing operations before provision for income taxes and cumulative effect of changes in accounting principle	(4,010,021)	1,687,123	4,907,220

Provision for income taxes (note 8)	(853,634)	577,819	1,363,958

Income (loss) from continuing operations before cumulative effect of changes in accounting principles	(3,156,387)	1,109,304	3,543,262
Discontinued operations, net of tax effect (note 16)	(64,840)	337,901	251,825

Income (loss) before cumulative effect of changes in accounting principles	(3,221,227)	1,447,205	3,795,087
Cumulative effect of changes in accounting principles (net of tax benefit of $5,459,151) (notes 2 and 3)	—	—	(28,710,298)

Net income (loss)	$(3,221,227)	$1,447,205	$(24,915,211)

Net income (loss) per share - basic:
Income (loss) from continuing operations before cumulative effect of changes in accounting principles	$(0.43)	$0.15	$0.45
Discontinued operations	(0.01)	0.05	0.03
Cumulative effect of changes in accounting principles (net of tax benefit of ($5,459,151) (notes 2 and 3)	—	—	(3.65)

Net income (loss) per share	$(0.44)	$0.20	$(3.17)

Net income (loss) per share - diluted:
Income (loss) from continuing operations before cumulative effect of changes in accounting principles	$(0.43)	$0.15	$0.45
Discontinued operations	(0.01)	0.05	0.03
Cumulative effect of changes in accounting principles (net of tax benefit of $5,459,151)	—	—	(3.64)

Net income (loss) per share	$(0.44)	$0.20	$(3.16)

Weighted average number of common shares outstanding - basic	7,318,127	7,181,545	7,847,821
Weighted average number of common shares outstanding - diluted	7,318,127	7,219,378	7,880,161

 See accompanying notes to consolidated financial statements.

 ROCK OF AGES CORPORATION AND SUBSIDIARIES
 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
Years ended December 31, 2004, 2003 and 2002

	NUMBER OF SHARES ISSUED AND OUTSTANDING
	CLASS A COMMON STOCK (SHARES)	CLASS B COMMON STOCK (SHARES)	CLASS A COMMON STOCK	CLASS B COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (ACCUMULATED DEFICIT)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS' EQUITY
Balance at December 31, 2001	5,014,408	2,787,021	$50,144	$27,870	$69,066,548	$21,473,481	$(947,701)	$89,670,342
	—
Comprehensive income (loss):
Net income	—	—	—	—	—	(24,915,211)	—	(24,915,211)
Cumulative translation adjustment	—	—	—	—	—	—	32,684	32,684
Minimum pension liability, net of tax benefit of $678,631	—	—	—	—	—	—	(1,648,199)	(1,648,199)

Total comprehensive income (loss)								(26,530,726)

Conversion of common stock	45,626	(45,626)	456	(456)	—	—	—	—
Exercise of options	35,002	15,000	350	150	262,185	—	—	262,685
Repurchase of stock	(175,700)	—	(1,757)	—	(754,912)	—	—	(756,669)

Balance at December 31, 2002	4,919,336	2,756,395	$49,193	$27,564	$68,573,821	$(3,441,730)	$(2,563,216)	$62,645,632

Comprehensive income:
Net income	—	—	—	—	—	1,447,205	—	1,447,205
Cumulative translation adjustment	—	—	—	—	—	—	1,436,010	1,436,010
Minimum pension liability, net of tax benefit of $71,694	—	—	—	—	—	—	212,845	212,845

Total comprehensive income								3,096,060

Common stock dividends	—	—	—	—	(215,257)	(71,819)	—	(287,076)
Exercise of options	23,832	—	239	—	117,492	—	—	117,731
Repurchase of stock	(500,500)	—	(5,005)	—	(2,597,595)	—	—	(2,602,600)

Balance at December 31, 2003	4,442,668	2,756,395	$44,427	$27,564	$65,878,461	$(2,066,344)	$(914,361)	$62,969,747

Comprehensive income (loss):
Net loss	—	—	—	—	—	(3,221,227)	—	(3,221,227)
Cumulative translation adjustment	—	—	—	—	—	—	699,100	699,100
Minimum pension liability, net of tax benefit of $258,087	—	—	—	—	—	—	(652,232)	(652,232)

Total comprehensive income (loss)	—	—	—	—	—	—	—	(3,174,359)

Common stock dividends	—	—	—	—	(585,754)	—	—	(585,754)
Conversion of common stock	55,799	(55,799)	558	(558)	—	—	—	—
Exercise of options	196,333	—	1,963	—	974,162	—	—	976,125

Balance at December 31, 2004	4,694,800	2,700,596	$46,948	$27,006	$66,266,869	$(5,287,571)	$(867,493)	$60,185,759

See accompanying notes to consolidated financial statements.

v

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Cash flows from operating activities:
Net income (loss)	$(3,221,227)	$1,447,205	$(24,915,211)
Adjustments to reconcile net income to net cash provided by operating activities:	—
(Gain) loss on sale of assets	(6,118)	(1,502,360)	—
Depreciation, depletion and amortization	3,620,428	3,486,893	3,497,300
Impairment of note receivable	(400,000)	—	—
Write down of goodwill	—	—	33,781,555
Decrease (increase) in cash surrender value of life insurance	(14,519)	37,537	45,420
Loss on sale of property, plant and equipment	—	—	22,633
Cumulative effect of a change in inventory method	—	—	387,521
Deferred taxes	(1,567,093)	1,258,841	(5,542,000)
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	596,308	1,104,430	(1,551,413)
Decrease (increase) in due to/from related parties	(54,578)	(210,764)	159,626
Decrease (increase) in inventories	(2,412,689)	268,214	638,279
Decrease (increase) in other current assets	(444,877)	459,833	(16,800)
Decrease (increase) in intangible pension asset	164,786	232,040	(913,929)
Decrease (increase) in prearranged receivables	—	(567,002)	1,375,316
Decrease (increase) in cemetery property	—	(147,019)	(58,481)
Decrease (increase) in other assets	797,371	378,054	1,212,000
Increase (decrease) in trade payables	760,448	(306,543)	11,666
Increase (decrease) in accrued expenses	(466,017)	(689,509)	(235,620)
Increase (decrease) in income taxes payable/receivable	797,832	(195,611)	(286,034)
Increase (decrease) in customer deposits	959,651	(213,829)	607,236
Increase (decrease) in deferred compensation	666,105	837,505	623,766
Increase (decrease) in accrued pension cost	(149,435)	(987,423)	651,579
Increase (decrease) in accrued postretirement benefit cost	51,380	(7,252)	55,389
Increase (decrease) in prearranged deferred revenue	—	181,772	(2,378,782)
Increase (decrease) in other liabilities	(29,083)	82,875	(299,618)

Net cash (used in) provided by operating activities	(351,327)	4,947,887	6,871,398

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,706,857)	(7,735,891)	(4,061,070)
Purchase of long term investments	(3,611,394)	—	—
Proceeds from sale of assets	5,400,000	1,500,000	2,296,216
Acquisition, net of cash acquired	(477,202)	—	—

Net cash used in investing activities	(5,395,453)	(6,235,891)	(1,764,854)

Cash flows from financing activities:
Net borrowings under lines of credit	2,535,873	365,919	415,084
Debt issuance costs	(113,000)	(5,248)	(319,752)
Principal borrowings on long-term debt	3,536,763	—	—
Principal payments on long-term debt	(43,471)	(189,070)	(1,956,149)
Common stock repurchased	—	(2,602,600)	(756,669)
Dividends paid on common stock	(585,754)	(287,076)	—
Stock options exercised	976,125	117,731	262,685

Net cash provided by (used in) financing activities	6,306,536	(2,600,344)	(2,354,801)

Effect of exchange rate changes on cash	511,423	929,955	(1,661)

Net increase (decrease) in cash and cash equivalents	1,071,179	(2,958,393)	2,750,082

Cash and cash equivalents, beginning of year	3,226,870	6,185,263	3,435,181

Cash and cash equivalents, end of year	$4,298,049	$3,226,870	$6,185,263

See accompanying notes to consolidated financial statements.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued

	2004	2003	2002

Supplemental cash flow information:
Cash paid during the year for:
Interest	$821,520	$672,255	$738,108
Income taxes (net of refunds)	(234,028)	285,434	1,344,453

Supplemental non-cash investing and financing activities:

The Company recorded an adjustment for a (decrease)/ increase in the minimum pension liability of $745,533, $(534,642) and $3,240,759 and a (decrease)/ increase in the intangible asset for pension of $(164,786), $(232,040) and $913,929 in 2004, 2003 and 2002, respectively.

During the fourth quarter of 2004, the Company completed the sale of its Autumn Rose quarry in a transaction that included cash of $150,000 received in 2004 and a note receivable of $600,000, which is payable in kind through the supply of diamond tools and segments pursuant to a supply agreement.

During the fourth quarter of 2003, the Company completed the sale of Rock of Ages Kentucky Cemeteries, LLC in a transaction that included cash of $1,500,000 received in 2003 and a note receivable of $5,250,000, which was paid in full in January 2004.

	2004	2003	2002

Acquisitions:
Assets acquired	$590,536	$—	$—
Liabilities assumed and issued	(113,334)	—	—
Common stock issued	—	—	—

Cash paid	477,202	—	—
Costs related to acquisitions	—	—	—
Less cash acquired	—	—	—

Net cash paid for acquisitions	$477,202	$—	$—

 See accompanying notes to consolidated financial statements.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In this report, the terms "Company," "we," "us," or "our" mean Rock of Ages Corporation and all subsidiaries included in our consolidated financial statements. Rock of Ages was founded in 1885 and is an integrated granite quarrier, manufacturer and retailer whose principal product is granite memorials used primarily in cemeteries. We believe we are the largest quarrier, manufacturer and retailer of finished granite memorials and granite blocks for memorial use in North America, based on revenues. We own and operate eleven active quarry properties and six manufacturing and sawing facilities in North America, principally in Vermont and the Province of Quebec. We market and distribute our memorials on a retail basis through approximately eighty-nine Company-owned retail sales outlets in eighteen states. We also sell memorials wholesale to approximately eighty independent authorized Rock of Ages retailers in the United States as well as approximately ninety retailers in Canada. We also owned and operated cemeteries until December 2003.

(a)	PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, we consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

(c)	INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the specific annual average cost method for the retail and manufacturing segments. During the fourth quarter of 2002, we changed our method of accounting for granite block inventory from the first-in, first-out method to the specific annual average cost method as discussed in note 3.

(d)	DEPRECIATION, DEPLETION AND AMORTIZATION

Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line and declining balance methods, based upon the following estimated useful lives:

	Buildings and land improvements	15 to 40 years
	Machinery and equipment	3 to 20 years
	Furniture and fixtures	5 to 12 years

Depreciation expense amounted to $3,219,756, $3,074,691 and $3,091,734 in 2004, 2003 and 2002, respectively, which includes depreciation related to equipment under capital leases.

Cost depletion and amortization of granite reserves and development costs are provided by charges to operations based on cubic feet produced in relation to estimated reserves of the property. Cost depletion and amortization charged to operations amounted to $215,771, $210,806 and $203,011 in 2004, 2003 and 2002, respectively.

(e)	GOODWILL AND INTANGIBLE ASSETS

Amortizable intangible assets (those intangible assets with definite estimated useful lives) are recorded at fair value at date of acquisition and are amortized, using the straight-line method, over their estimated useful lives. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards, "SFAS" 142, "Goodwill and Other Intangible Assets," and goodwill is no longer amortized, but instead tested for impairment at least annually. We test goodwill for impairment on an annual basis by comparing the fair value of our reporting units to their carrying value. As of January 1, 2002, in connection with the transitional impairment test, we determined all goodwill was impaired and was subsequently written off. See note 2. With the acquisition of Crone Monuments in August of 2004, we recorded $163,492 of goodwill, which will be tested for impairment in 2005.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

(f)	DEBT ISSUANCE COSTS

The Company amortizes debt issuance costs using the straight-line method over the term of the related borrowing. Amortization expense was $131,866, $65,052 and $66,212 in 2004, 2003 and 2002, respectively and is reported as interest expense in the accompanying consolidated statements of operations.

(g)	FOREIGN CURRENCY TRANSLATION

The Company translates the accounts of our foreign subsidiaries in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," under which all assets and liabilities are translated at the rate of exchange in effect at year-end. Revenue and expense accounts are translated using weighted average exchange rates in effect during the year. Gains or losses from foreign currency translation are charged to accumulated other comprehensive income that is included in stockholders' equity in the accompanying consolidated financial statements. All realized and unrealized transaction gains and losses are charged to operations and reported as income in foreign exchange gain/loss.

(h)	INCOME TAXES

The Company files its U.S. Federal income tax returns on a consolidated basis. Rock of Ages Canada, Inc., a wholly owned subsidiary, is responsible for income taxes in Canada.

We recognize deferred tax assets and liabilities for the future tax consequences attributable to the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date.

The Company is allowed to claim percentage depletion, under IRS Code Section 613, for tax purposes based upon income derived from quarrying operations.

(i)	STOCK-BASED EMPLOYEE COMPENSATION

The Company has adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" which is an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock plans. If we had elected to recognize compensation cost for all of the plans based upon the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS 123, net income (loss) and earnings per share would have been changed to the pro forma amounts indicated below:

	2004	2003	2002

Net income (loss), as reported	$(3,221,227)	$1,447,205	$(24,915,211)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(385,854)	(418,180)	(554,401)

Net income (loss), pro forma	(3,607,081)	1,029,025	(25,469,612)

Net income (loss) per share:
Basic as reported	(0.44)	0.20	(3.17)

Basic-pro forma	(0.49)	0.14	(3.25)

Diluted-as reported	(0.44)	0.20	(3.16)

Diluted-pro forma	(0.49)	0.14	(3.23)

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

The fair value of each option grant is estimated on the date of the grant. The per share weighted average fair value of stock options granted during 2004 and 2002 was $5.48 and $4.06, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 4.34% and 3.9%; dividend yield of $0; expected volatility of 74% and 61%, and expected lives of six (6) and five (5) years, respectively. There were no stock options granted in 2003. Because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single value of its options and may not be representative of the future stock price of the Company.

(j)	PENSION AND OTHER POSTRETIREMENT PLANS

The Company has a defined benefit pension plan covering substantially all of its Vermont based non-union employees. The benefits are based on years of service and the employee's compensation. The cost of this program is being funded currently.

We have deferred compensation agreements in the form of a deferred salary plan as well as a salary continuation plan that covers certain employees who have deferred compensation agreements with us as described in more detail in note 9. We measure the cost of our obligations based on actuarial estimates and recognizes net periodic costs as employees render the necessary services to earn the deferred compensation benefits.

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

In 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the "Act") was signed into law in the United States. The Company has elected to defer the accounting for the effect of the Act as permitted by FASB Staff Position No. FAS 106-1 and 106-2, and, therefore, the benefit obligations reported in note 9 for the Company's postretirement benefit plans do not reflect the impact of the Act. The Company has not determined what the impact of the legislation will be, if any, on the results of operations or financial position of the Company. Specific authoritative guidance on the accounting for the federal subsidy related to the Act is pending and, when issued, could require the Company to change previously reported information.

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

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to estimated, undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of, are separately presented in the balance sheet and recorded at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of the disposed group classified as held for sale are presented separately in the appropriate asset and liability section of the balance sheet.

x

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

(m) REVENUE RECOGNITION

Quarrying

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

Retailing

Retailing revenues are recorded when the finished monument is placed in the cemetery. In certain instances, we may enter into an agreement with a customer, which provides for extended payment terms, generally up to two years from either the date of setting the memorial or, in certain instances, upon the settlement of an estate.

Cemeteries

On December 17, 2003, we sold substantially all of the assets of our Cemetery division (see note 16) and the operating results are reflected in discontinued operations for all periods presented.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

The cemetery division recorded revenues on its products and services primarily when the product was delivered or the service was performed. However, preneed sales of cemetery lots were recognized as revenue when 20% of the total purchase price of the lot had been received from the customer. The cemetery division's recognition of revenue from preneed sales of cemetery services and merchandise was deferred until the period in which the service or merchandise was delivered.

(n)	COMMON STOCK

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

(o)	NET INCOME PER SHARE

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

(p)	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income (loss), cumulative translation adjustment, and a net pension minimum liability adjustment and is presented in the consolidated statements of stockholders' equity and comprehensive income (loss).

	Foreign Currency Items	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income

Balance at December 31, 2002	$(756,020)	$(1,807,196)	$(2,563,216)

Changes in 2003	1,436,010	212,845	1,648,855

Balance at December 31, 2003	679,990	(1,594,351)	(914,361)

Changes in 2004	699,100	(652,232)	46,868

Balance at December 31, 2004	$1,379,090	$(2,246,583)	$(867,493)

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

(q)	INVESTMENTS

The Company's investment in the common stock of an affiliated company is accounted for by the equity method. Investment in an affiliated company consists of a 1/3-equity interest in VIKA Ltd., a Ukrainian closed stock company that owns rights to quarry stone known as "Galactic Blue" on certain property located in Zhytomir, Ukraine.

The investment in an affiliated company consists of a 1/3-equity interest in VIKA Ltd., a Ukrainian closed stock company that owns rights to quarry stone known as "Galactic Blue" on certain property located in Zhytomir, Ukraine.

Cost-based investments are primarily comprised of common stock of non-public companies, representing equity interests of less than 20% where we do not exercise significant influence over the operating and financial policies of the investee.

(r)	HISTORICAL INFORMATION AND RECLASSIFICATIONS

Historical financial information reflects the reclassification of the business conducted by Rock of Ages Kentucky Cemeteries, LLC and the Autumn Rose quarry as discontinued operations (see note 16). Certain reclassifications have been made to prior periods as a result of current year presentation, with no effect on net income (loss).

(2)	GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following at December 31, 2004 and 2003:

	ESTIMATED USEFUL LIFE	2004	2003

Goodwill	Indefinite	163,492

Covenants not to compete	5-11 Years	1,057,223	1,057,223
Less accumulated amortization		(668,789)	(619,217)

Total Covenants not to compete		$388,434	$438,006

Amortization expense was $49,572 in 2004, $136,344 in 2003 and $136,343 in 2002.

Estimated future amortization expense related to covenants not to compete is as follows:

Year	(in thousands)

2005	72
2006	70
2007	69
2008	69
2009	54
2010	54

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. The Company adopted SFAS 142 as of January 1, 2002. SFAS 142 requires goodwill and other intangible assets with indefinite lives to no longer be amortized, but instead be tested for impairment at least annually.

With the adoption of SFAS 142, we reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, no adjustments were made to the amortization period or residual values of other intangible assets.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

SFAS 142 provided a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication goodwill is impaired. To the extent an indication of impairment exists, we must perform a second test to measure the amount of impairment. At the time, the Company had two reporting units with goodwill, the Retail and Cemetery segments. We determined the fair value of each of these reporting units using a discounted cash flow analysis and compared such values to the respective reporting units' carrying amounts. This evaluation indicated goodwill recorded in the Retail and Cemetery segments was impaired as of January 1, 2002. As a result, we completed the second step of the goodwill impairment test to measure the amount of the impairment loss. Accordingly, we recognized a $34 million non-cash charge, recorded as of January 1, 2002, as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value. Approximately $19 million of the goodwill write-down is deductible for taxes; therefore a deferred tax asset of $5.3 million has been recorded.

Conditions that contributed to the goodwill impairment in Retail were an underestimation of the amount of time required to fully integrate the branding strategy through the retail network and the difficulty in increasing profitability to the extent anticipated prior to acquisition. Conditions that contributed to the goodwill impairment in Cemeteries were lower than expected revenues and greater than expected selling and administrative costs, which we believe were, to some extent, temporary but significant enough to affect the fair value determination.

(3)	INVENTORIES

Inventories consist of the following at December 31, 2004 and 2003:

	2004	2003

Raw materials	$12,485,229	$9,975,799
Work-in-process	1,247,148	1,000,576
Finished goods and supplies	10,125,851	10,175,321

	$23,858,228	$21,151,696

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

Leases

The Company has several non-cancelable operating leases for land, vehicles and office space. Rental expense for all operating leases was $1,101,453, $1,263, 979 and $1,149,537 during 2004, 2003 and 2002, respectively. Rental expense includes amounts for related party operating leases of $298,265, $356,817 and $516,491 in 2004, 2003 and 2002, respectively.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

YEAR ENDING DECEMBER 31:	RELATED PARTY	OTHER

2005	$245,672	$783,010
2006	153,206	647,876
2007	136,670	476,222
2008	99,148	211,588
2009	86,648	205,064
Thereafter	—	862,498

	$721,344	$3,186,258

The Company also is the lessor of various parcels of lands. The leases expire at various times through 2027. Rental income was $65,704, $47,962 and $68,645 in 2004, 2003 and 2002, respectively. Future minimum rentals to be received under non-cancelable leases are as follows:

YEAR ENDING DECEMBER 31:

2005	$62,860
2006	64,510
2007	37,165
2008	33,281
2009	11,320
Thereafter	155,519

$364,655

Purchase Commitment

In connection with the sale of the Lawson manufacturing plant in Barre, Vermont ("Lawson") in 2001, the Company entered into a Supply Agreement with Adams Granite Co. The Company agreed to purchase a minimum of $3,000,000 of monuments from Adams Granite Co. each year for a term of seven years with various stipulations as to variations from the "minimum order" and pricing agreements. If orders over a two-year period were less than the "minimum order," then the Company would be required, at its sole option, to either place orders for monuments in the amount of the deficiency or pay to Adams the gross margin that Adams would have realized had such orders been placed and filled. The gross margin used in this calculation would be Adams' average gross margin on sales of monuments to the Company over the prior two-year period.

The Supply Agreement with Adams Granite was amended on January 1, 2004, which reduced the minimum order obligation to $2,250,000 per year, plus or minus 10%. The minimum order for each year will be measured separately and any variance in one year will not be added to or subtracted from the minimum order obligation in any subsequent year. The remedy for placing less than the minimum order remains the same.

Litigation

The Company is party to legal proceedings that arise from time to time in the ordinary course of its business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Eurimex Settlement. In April, 2001 our former distributor outside the United States, Eurimex S.A. (now known as Granite Stone Business International S.a.r.l.), initiated an arbitration proceeding against us in connection with our termination of the distribution agreement for our Salisbury Pink granite. Eurimex also claimed damages in connection with a distribution agreement for our Bethel White granite, which agreement expired by its terms in 1998. Pursuant to those agreements, the arbitration took place under the ICC rules.

On June 10, 2004, the three-member ICC arbitral tribunal awarded Granite Stone Business International approximately $5.4 million in damages, plus interest on the award estimated at $1.1 million. The award was made on the claim we had wrongfully terminated the Salisbury Pink distribution agreement. The tribunal ruled in our favor on the other four claims brought against us in the arbitration. We recorded a charge of $6.5 million for the adverse judgment in 2004. In 2003 and 2002, we incurred legal expenses of $2.4 million and $1.7 million related to this litigation.

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

David A. Pier and Rock of Ages Memorials, Inc. # 53 160 00645 04 American Arbitration Association. On September 29, 2004, Mr. Pier, a 56 year old former sales employee of Rock of Ages Memorials, Inc. ("ROAM"), filed a demand for arbitration, alleging age and sex discrimination in connection with his termination from employment by ROAM. Mr. Pier also alleges that ROAM defamed him. He seeks reinstatement of full pay and benefits, and compensatory, punitive and liquidated damages totaling $500,000. ROAM denies that Mr. Pier's termination was motivated by any discriminatory or illegal reason, and further denies that it has defamed Mr. Pier or published any facts concerning his termination other than the termination letter directed to him. At the present time, the parties are engaged in an abbreviated discovery process. ROAM expects the case to be heard in late July 2005, with a decision to be rendered sometime during the fourth quarter of 2005. While we believe Mr. Pier's claims are without merit, it is not possible at this time to assess the likelihood of Mr. Pier prevailing on his claims.

(5)	LINES OF CREDIT

We have a credit facility with the CIT Group/Business Credit ("CIT") that expires in October 2007. The facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable, inventory and certain fixed assets. In the second quarter of 2004, we opted to decrease our total facility from $50 million to $30 million and remove Fleet Bank as a participant. In the fourth quarter of 2004, we added Chittenden Bank as a participant in the facility and returned the facility to the original $50 million. There were no substantive changes to the facility as a result of the changes and we believe we have adequate borrowing capacity to implement our growth strategy. As of December 31, 2004, we had $16 million outstanding and $14 million available under the term loan line of credit and $7.3 million outstanding and $12.7 million available under the revolving credit facility. Our loan agreement with CIT places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, repurchase stock, and make investments or guarantees.

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

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Fees include a one-time fee of $135,000 (which was paid in full in 2002), a one-time fee of $50,000 to add Chittenden as a participant (which was paid in 2004), an obligation to obtain a reappraisal (the cost of which was estimated at $63,000 and was accrued in 2004), an unused line fee whose rate is determined by the Company's Funded Debt to Net Worth Ratio and calculated on the unused portion of the revolving credit facility only, and a collateral management fee of $1,000 per month. Amounts outstanding were $7,287,278, $12,500,000 and $3,500,000 as of December 31, 2004, and $4,751,405, $12,500,000 and $0 as of December 31, 2003, on the revolving credit facility, term loan A and term loan B, respectively. The weighted average interest rate was 3.46%, 3.3% and 4.13% on the revolving credit facility in 2004, 2003 and 2002, respectively.

The financing agreements with banks contain various restrictive covenants with respect to the maintenance of financial ratios, capital additions, and other items. The facility requires the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA) less taxes paid and capital expenditures to the sum of interest, scheduled debt repayments and dividends be at least 1.25 for any trailing twelve-month period at the end of a quarter. Primarily as a result of the expenses attributable to the Eurimex arbitration (including the $6.5 million settlement amount paid in 2004) the Company has been in violation of this covenant and has received waivers, which primarily allow the Company to exclude those expenses from the covenant calculation. As of December 31, 2004, the Company was in violation of the Debt Service Coverage Ratio due to charges in the fourth quarter of 2004 related to an impaired note receivable and severance payments as well as higher than normal capital expenditures in 2004. We have received a waiver which will allow us to exclude certain of these expenditures from our calculation of EBITDA and capital expenditures in the fourth quarter of 2004 allowing the Company to be in compliance with the Debt Service Coverage ratio at December 31, 2004. This waiver includes modifications to the Debt Service Coverage Ratio in 2005 based on the Company's projections which we believe will allow us to remain in compliance with this covenant in the future.

The Company's Canadian subsidiary also has a line of credit agreement with a lending institution. Under the terms of this agreement, a maximum of approximately $4,000,000 CDN may be advanced based on percentages of eligible accounts receivable, eligible inventory, and tangible fixed assets. The line of credit agreement will be reviewed at least annually for any revisions to the agreement, bears interest at the U.S. prime rate, and is secured by substantially all assets of the subsidiary. There were no amounts outstanding as of December 31, 2004 and 2003.

(6)	LONG-TERM DEBT

Long-term debt at December 31, 2004 and 2003 consists of the following:

	2004	2003

Term loan, interest at 3.91% and 3.16% at December 31, 2004 and 2003, respectively (see note 5), due October 2007, secured by substantially all assets of the Company	$12,500,000	$12,500,000
Term loan, interest at 3.93% at December 31, 2004 (see note 5), due October 2007, secured by substantially all assets of the Company	3,500,000	—
Note payable - Plante, interest at 8%, payable in monthly payments of $2,593 beginning February 2001, unsecured, due January 2021	280,343	288,780
Note payable - GMAC, interest at 1.9%, payable in monthly payments of $1,052, due July 2007, secured by equipment	30,450	—
Note payable - GMAC, interest at 0%, payable in monthly payments of $994, due November 2005, secured by equipment	9,941	21,872
Note payable - Toyota Financial Services, interest at 2.65%, payable in monthly installments of $467, due July 2005, secured by equipment	3,240	8,678
Note payable - Audi Financial Services, interest at 2%, payable in monthly payments of $1,679, due February 2004, secured by equipment	—	3,388
Note payable - GMAC, interest at 0%, payable in monthly installments of $797, due January 2005, secured by equipment	791	8,755

	16,324,765	12,831,473
Less current installments	35,612	37,899

Long-term debt, excluding current installments	$16,289,153	$12,793,574

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Future maturities of the December 31, 2004 long-term debt are as follows:

YEAR ENDING DECEMBER 31:

2005	$35,612
2006	22,112
2007	16,016,046
2008	11,450
2009	12,400
Thereafter	227,145

$16,324,765

(7)	FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosures About the Fair Value of Financial Instruments, requires disclosure of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of the following disclosure the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation. Management has determined the carrying values of its financial assets and liabilities approximate fair value at December 31, 2004 and 2003.

(8)	INCOME TAXES

Income from continuing operations before provision for income taxes, classified by source of income for the years ended December 31, 2004, 2003 and 2002 was as follows:

	2004	2003	2002

U.S.	$(5,739,945)	$716,670	$3,816,429
Foreign	1,729,924	970,453	1,090,791

Income from continuing operations before provision for income taxes and cumulative effect of changes in accounting principles	$(4,010,021)	$1,687,123	$4,907,220

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

A summary of the significant components of the provision for income taxes for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002

Current:
Federal	$26,040	$(70,598)	$509,361
State	1,325	123,750	183,123
Foreign	550,007	252,046	373,950

	577,372	305,198	1,066,434

Deferred:
Federal	(1,331,249)	(112,887)	172,714
State	(23,037)	329,324	128,600
Foreign	(76,720)	56,184	(3,790)

	(1,431,006)	272,621	297,524

Total provision for income taxes from continuing operations	(853,634)	577,819	1,363,958

Income taxes included in discontinued operations:
Current	(138,211)	(151,105)	(128,302)
Deferred	122,000	914,526	191,258

	(16,211)	763,421	62,956

Income taxes related to cumulative effect of changes in accounting principles	—	—	(5,459,151)

Income taxes included in other comprehensive income for pensions	(258,087)	71,694	(678,631)

ROCK OF AGES CORPORATION AND SUBSIDIARIES
   Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below:

	2004	2003

Deferred tax assets:
Accrued pension, accrued postretirement benefit cost and deferred compensation	$2,242,000	$1,958,000
Allowance for doubtful accounts	243,000	201,000
Accrued expenses	331,000	257,000
Inventories, principally due to additional costs inventoried for tax purposes pursuant to the Tax Reform Act of 1986	397,000	283,000
Deferred revenue	64,000	—
Names and reputations	3,186,000	3,646,000
Alternative minimum tax credits	3,417,000	3,433,000
Impairment charge	—	151,000
Charitable contribution limitation	50,000	32,000
State net operating loss carryovers	1,114,000	589,000
Federal net operating loss carryforward	1,361,000	—

Total gross deferred tax assets	12,405,000	10,550,000
Less valuation allowance	(4,522,748)	(4,129,841)

Total net deferred tax assets	7,882,252	6,420,159

Deferred tax liabilities:
Quarry development	(326,000)	(345,000)
Other liabilities	(7,000)	(11,000)
Property and equipment	(132,000)	(214,000)

Total gross deferred tax liabilities	(465,000)	(570,000)

Net deferred tax assets	$7,417,252	$5,850,159

SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not some or all of the deferred tax assets will not be realized. Deferred tax assets include significant alternative minimum tax credit carry-forwards, which have been fully reserved and may be carried forward indefinitely. Utilization of these alternative minimum tax credits is limited to future federal income tax in excess of the alternative minimum tax. Deferred tax assets also include state net operating loss carryovers, which have been fully reserved due to uncertainties regarding sufficient future state taxable income to utilize carryovers. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets including a federal net operating loss carryover of $1,361,000. The valuation allowance was increased by $392,907 in 2004 primarily resulting from additional state net operating losses that will more likely than not, not be utilized in the future.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

A reconciliation of differences between the statutory U.S. federal income tax rate on income from continuing operations before provision for income taxes, discontinued operations and cumulative effect of changes in accounting principles, and the Company's effective tax rate follows:

	2004		2003		2002

U.S. statutory rate	(34.0%	)	34.0%		34.0%
State taxes, net of federal benefit	—		17.7%		4.2%
Change in valuation allowance	9.8%		(30.2%	)	(5.4%	)
Incremental U.S. tax on foreign earnings	—		17.0%		—
Other, primarily tax depletion	2.9%		(4.3%	)	(5.0%	)

Effective tax rate	(21.3%	)	34.2%		27.8%

Deferred taxes have, historically, not been provided on certain undistributed earnings of the Company's wholly owned Canadian subsidiary since the Company can control the distribution of such earnings and has determined such earnings will be reinvested indefinitely. Additional taxes could be due if these earnings were distributed. During 2002, the Company received a $1,525,188 cash distribution from the Canadian subsidiary. No incremental U.S. taxes were due on this distribution as a result of available foreign tax credits and state tax losses. During 2003, the Company provided $286,000 for the estimated incremental U.S. taxes due upon the distribution of that portion of the undistributed earnings that are no longer expected to be permanently reinvested.

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

The Company uses a measurement date of December 31 for substantially all the pension, deferred compensation and postretirement benefit plans.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

	NON-UNION PENSION BENEFITS		DEFERRED COMPENSATION BENEFITS		OTHER BENEFITS

	2004	2003	2004	2003	2004	2003

CHANGE IN PROJECTED BENEFIT OBLIGATION:
Projected benefit obligation at beginning of year	$20,732,991	$19,492,408	$5,180,165	$4,225,835	$1,804,735	$1,679,515
Transfer of obligation	—	—		—		—
Service cost	626,009	532,789	171,663	188,519	22,237	20,830
Interest cost	1,278,827	1,270,576	316,185	317,168	112,139	112,350
Actuarial (gain)/loss	1,594,451	516,239	282,066	728,491	186,327	197,417
Benefits paid	(1,146,492)	(1,079,021)	(346,260)	(279,848)	(162,006)	(205,377)

Projected benefit obligation at end of year	$23,085,786	$20,732,991	$5,603,819	$5,180,165	$1,963,432	$1,804,735

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$16,934,845	$14,161,582	$—	$—	$—	$—
Actual return on plan assets	1,768,911	2,862,549	—	—	—	—
Employer contribution	799,223	989,735	346,260	279,848	162,006	205,377
Benefits paid	(1,146,492)	(1,079,021)	(346,260)	(279,848)	(162,006)	(205,377)

Fair value of plan assets at end of year	$18,356,487	$16,934,845	$—	$—	$—	$—

Funded status	$(4,729,299)	$(3,798,146)	$(5,603,819)	$(5,180,165)	$(1,963,432)	$(1,804,735)
Unrecognized net actuarial (gain)/loss	4,461,380	3,389,704	1,393,069	1,156,323	516,600	346,147
Unrecognized prior service cost	688,940	829,463	50,032	74,295	—	—
Unrecognized transition obligation	—	—	—	—	568,222	631,358

Net amount recognized	$421,021	$421,021	$(4,160,718)	$(3,949,547)	$(878,610)	$(827,230)

Amounts recognized in the consolidated balance sheet consists of:
Prepaid (Accrued) benefit liability	$(1,993,294)	$(1,490,497)	$(6,116,982)	$(5,423,075)	$(878,610)	$(827,230)
Intangible asset	688,940	829,463	50,032	74,295	—	—
Accumulated other comprehensive income	1,725,375	1,082,055	1,906,232	1,399,233	—	—

Net amount recognized	$421,021	$421,021	$(4,160,718)	$(3,949,547)	$(878,610)	$(827,230)

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
Discount rate	5.79%	6.25%	5.79%	6.25%	5.79%	6.25%
Expected return on plan assets	8.00%	8.00%	N/A	N/A	N/A	N/A
Rate of compensation increase	3.00%	3.00%	3.00%	4.00%	3.00%	4.00%

For measurement purposes, a 12% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004, 9% for 2005, 6% for 2006 and 5% for 2007 and thereafter.

	NON-UNION PENSION BENEFITS			DEFERRED COMPENSATION BENEFITS			OTHER BENEFITS

	2004	2003	2002	2004	2003	2002	2004	2003	2002

COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$626,009	$532,789	$474,830	$171,663	$188,519	$108,835	$22,237	$20,830	$15,916
Interest cost	1,278,827	1,270,576	1,246,009	316,185	317,168	278,454	112,139	112,350	106,745
Expected return on plan assets	(1,360,607)	(1,211,762)	(1,361,451)	—	—	—	—	—	—
Amortization of prior service cost	140,523	140,523	140,523	24,263	30,347	112,444	—	—	—
Amortization of transition obligation	—	61,170	104,244	—	—	4,783	63,136	63,136	63,136
Recognized net actuarial loss	114,471	196,079	—	45,320	47,377	—	15,874	1,809	—

Net periodic benefit cost	$799,223	$989,375	$604,155	$557,431	$583,411	$504,516	$213,386	$198,125	$185,797

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

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

The accumulated benefit obligation for the defined benefit pension plans (both the defined benefit pension plan and the defined benefit post-retirement health and life plans) was $22.3 million and $20.3 million at December 31, 2004 and 2003, respectively.

Plan Assets

The fair value of plan assets for the defined benefit pension plan as of December 31, 2004 and 2003 was $18.4 million and $16.9 million respectively. The following table sets forth the actual asset allocation for the U.S. plan assets:

	2004	2003	Target Range

Equities	53%	58%	50% - 70%
Fixed income	43%	37%	25% - 35%
Cash equivalents	4%	5%	0 - 5%

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

Fixed income holdings are in the form of mutual funds that hold a combination of short-duration, investment-grade fixed-income securities, inflation-indexed bonds of varying maturities issued by the U.S. and non-U.S. governments, and a diversified selection of investment-grade, fixed income securities, including corporate securities, mortgage-backed securities, U.S. government securities and U.S. dollar denomination bonds of foreign issuers.

Cash equivalents are held in money market funds.

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

To develop the Company's expected long-term rate of return assumption on plan assets, the Company uses long-term historical return information for the targeted asset mix. Adjustments are made to the expected long-term rate of return assumption when deemed necessary based upon revised expectations of future investment performance of the overall capital markets. The expected long-term rate of return assumption used in computing 2004 net periodic pension cost for the U.S. plans was 8.0 percent.

Contributions

The Company expects to contribute approximately $945,000 to the defined benefit pension plan during 2005. Estimated future benefit payments are as follows:

	Pension	Postretirement

2005	1,575,469	137,488
2006	1,660,373	124.810
2007	1,649,829	124,183
2008	1,680,812	111,310
2009	1,648,375	115,463
2010-2014	9,153,008	626,071

UNION PENSION BENEFITS

In July 1999, Vermont based union employees became participants in Steelworkers Pension Trust. The Company contributes amounts as required by the union contract. The amount charged to operations in the accompanying consolidated statements of operations was $470,082, $425,078 and $469,499 in 2004, 2003 and 2002, respectively.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

DEFERRED COMPENSATION BENEFITS

In addition to the deferred compensation benefits under its salary continuation plan, the Company has deferred compensation agreements with certain employees including former stockholders of acquired companies. The present value of the future payments under these agreements was $713,542, $724,059 and $709,450 as of December 31, 2004, 2003 and 2002, respectively. Total annual payments of $333,552 begin and end at various dates through 2017. One of these agreements is partially paid through benefits paid by the Company into the defined pension plan; therefore, the payment amount changes annually based on actuarial estimates.

The Company's Canadian subsidiary has deferred compensation agreements with three former employees. The present value of the future payments under these agreements was $161,360 and $178,645 as of December 31, 2004 and 2003. Total annual payments of $37,985 begin and end at various dates through 2023.

401(k) BENEFITS

The Company maintains a 401K plan for all full-time, permanent, U.S. employees. Employees are eligible to join on the first day of the quarter following their first full year of service. The Company makes matching contributions equal to a percentage of the employee's deferrals. The Company's contributions to the 401K plan were $185,257, $195,201 and $200,119 in 2004, 2003 and 2002, respectively.

(10)	STOCK-BASED EMPLOYEE COMPENSATION

Under the terms of the Amended and Restated 1994 Stock Plan, 1,500,000 options were reserved for issuance to key employees and directors to purchase equivalent shares of common stock. The options granted prior to 1999 have a five-year term and vest at 20% per year, options granted in 1999 and 2000 have a four-year term and vest at 25% per year, options granted in 2002 have a 10 year term and vest at 20% per year after the first year and options granted in 2004 have terms from one to five years and vest at various rates from 20% to 100% per year.

The following table sets forth the stock option transactions for the years ended December 31, 2004, 2003 and 2002:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE

Outstanding, December 31, 2001	417,500	$5.16
Granted during 2002	355,000	5.98
Exercised during 2002	(50,002)	(4.58)
Surrendered during 2002	(188,333)	(5.27)

Outstanding, December 31,2002	534,165	$5.86
Granted during 2003	—	—
Exercised during 2003	(23,832)	(4.94)
Surrendered during 2003	—	—

Outstanding, December 31, 2003	510,333	$5.86
Granted during 2004	215,000	7.33
Exercised during 2004	(196,333)	(4.97)
Surrendered during 2004	(31,000)	(11.14)

Outstanding, December 31, 2004	498,000	6.56

Exercisable, December 31, 2004	113,200	$5.98

Weighted average remaining contractual life	7.8 years

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

		WEIGHTED AVERAGE		OPTIONS EXERCISABLE
EXERCISE PRICE	NUMBER OF OPTIONS OUTSTANDING	EXERCISE PRICE	REMAINING CONTRACTUAL LIFE	NUMBER	WEIGHTED AVERAGE EXERCISE PRICE

$5.98	283,000	$5.98	7.1 Years	113,200	$5.98
$7.15	150,000	$7.15	9.4 Years	—	$7.15
$8.21	18,000	$8.21	3.6 Years	—	$8.21
$8.21	7,000	$8.21	1.6 Years	—	$8.21
$7.90	15,000	$7.90	9.7 Years	—	$7.90
$7.20	25,000	$7.20	9.8 Years	—	$7.20

	498,000			113,200

(11)	RELATED PARTY TRANSACTIONS

The Company is related through common ownership with several companies. Kurt M. Swenson, the Company's Chairman, President and Chief Executive Officer, and his brother Kevin C. Swenson, each own approximately 31% of Swenson Granite LLC. Certain other executive officers and directors of the Company collectively own approximately 9% of Swenson LLC. Kurt M. Swenson serves as a non-officer Chairman of the Board of Swenson LLC, but has no involvement with its day-to-day operations. Robert Pope, a holder of more than 5% of the Class B Common Stock, is the President and Chief Executive Officer, and including shares owned by his wife and children, owns 12% of Swenson LLC. Neither Kurt M. Swenson nor any other officer or director of the Company, receives salary, bonus, expenses or other compensation from Swenson LLC, except for any pro rata share of earnings attributable to their ownership interest in Swenson LLC. Swenson LLC owns two granite quarries, one in Concord, New Hampshire and another in Woodbury, Vermont. Both have been owned by Swenson LLC (or its predecessor Swenson Granite) for more than 40 years. Because of the proximity of the Woodbury quarry to Barre, Vermont, the Company provides, certain maintenance services and parts to the Woodbury quarry and is reimbursed for the cost of such services. The Company also purchases Concord blocks and other products from Swenson LLC at market prices. Swenson LLC also purchases granite blocks and slabs from the Company. The Company believes these arrangements with Swenson LLC are as favorable, or more favorable, to the Company than would be available from an unrelated party for comparable granite blocks. The transactions with related parties, included in the consolidated statements of operations, are as follows for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002

Sales to related parties	$16,536	$40,795	$12,284
Purchases from related parties	348,141	81,002	32,092

 Amounts due from/(to) related parties as of December 31, 2004 and 2003 are as follows:

	2004	2003

Due from/(to) Swenson Granite Company, LLC	$7,354	$(7,982)
Due from Rock of Ages Asia	54,690	65,902
Due from VIKA	275,154	224,700

	$337,198	$282,620

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

In July 2004, the Company invested $3.5 million in FFS Holdings, Inc. ("FFS"). The investment, which includes voting and non-voting common shares, represents approximately 6% of the common voting shares and approximately 8% of the total common equity of FFS. FFS holds the stock of Hillenbrand Industries to acquire Forethought Financial Services, a leading provider of pre-need insurance trust service programs, which are currently marketed primarily through funeral directors. FFS was formed to acquire Forethought by The Devlin Group, a group of several senior insurance industry executives including Douglas M. Schair, a former director of the Company until his death on January 26, 2005, and a holder of approximately 12.5% of the Class A common stock of the Company. Mr. Schair's estate holds approximately 18% of the outstanding shares of FFS and until his death he held the position of Vice Chairman and Chief Investment Officer of FFS.

See note 4 for operating lease obligations with related parties.

(12)	UNAUDITED QUARTERLY SUMMARY INFORMATION

The following is a summary of unaudited quarterly summary information for the years ended December 31, 2004 and 2003 (in thousands, except per share data):

	NET REVENUES	GROSS PROFIT	NET INCOME (LOSS)	NET INCOME (LOSS) PER SHARE	NET INCOME (LOSS) PER SHARE - ASSUMING DILUTION

2004 Quarters:
First	$12,163	3,197	(3,425)	(0.47)	(0.47)
Second (1)	28,034	13,583	(1,050)	(0.14)	(0.14)
Third	23,455	11,151	1,331	0.18	0.18
Fourth	22,942	10,322	(77)	(0.01)	(0.01)

Total	$86,594	38,253	(3,221)	(0.44)	(0.44)

2003 Quarters:
First	$9,572	1,479	(4,881)	(0.68)	(0.68)
Second	26,109	12,187	1,353	0.18	0.18
Third	23,144	10,701	911	0.13	0.13
Fourth (2)	25,592	12,973	4,064	0.57	0.57

Total	$84,417	37,340	1,447	0.20	0.20

NOTES:

The Company has historically experienced certain seasonal patterns, primarily due to weather conditions affecting operations in Vermont and Canada and the setting of memorials in cemeteries located in northern regions.

(1)	Net loss for the second quarter of 2004 includes the adverse judgment of $6,500,000 (see note 4).

(2)	Net income for the fourth quarter of 2003 includes a gain on the sale of the Cemeteries, net of taxes, of $1,139,000 (see note 16).

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

(13)	EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for net income for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002

Numerator:
Income available to common shareholders used in basic and diluted earnings per share	$(3,221,227)	$1,447,205	$(24,915,211)

Denominator:
Denominator for basic earnings per share:
Weighted average shares	7,318,127	7,181,545	7,847,821
Effect of dilutive securities:
Stock options	—	37,833	32,340

Denominator for diluted earnings per share:
Adjusted weighted average shares	7,318,127	7,219,378	7,880,161

Basic earnings per share	$(0.44)	$0.20	$(3.17)

Diluted earnings per share	$(0.44)	$0.20	$(3.16)

Options to purchase 498,000 shares of Class A common stock at exercise prices ranging from $5.98 to $8.21 per share were outstanding in 2004, but were not included in the computation of diluted EPS because the effect would be anti-dilutive.

Options to purchase 320,000 shares of Class A common stock at exercises prices ranging from $5.98 to $12.38 per share were outstanding in 2003 and 2002 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares during those years.

(14)	SEGMENT INFORMATION

The Company is organized based on the products and services it offers. Under this organizational structure, the Company operates in three segments: quarrying, manufacturing and retailing.

The quarrying segment extracts granite from the ground and sells it to both the manufacturing segment and to outside manufacturers, as well as to distributors in Europe and Japan. As a result of the adverse judgment in 2004, the quarry segment SG&A has been restated as we decided to reclassify our expenses associated with the Eurimex litigation (both the judgment and legal costs and related expenses) out of Quarry SG&A expenses into a separate category for the current and prior periods. We believe separating these costs provides a better understanding of our ongoing quarry operations. For 2003, Quarry SG&A was restated from $5,596,000 to $3,155,000. For 2002, Quarry SG&A was restated from $4,992,000 to $3,267,000.

The manufacturing segment's principal product is granite memorials used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications.

The retailing segment engraves and sells memorials and other granite products at various locations throughout the United States.

The other segment includes unallocated corporate overhead, the Eurimex adverse judgment and legal expenses and the impairment of the note receivable.

Inter-segment revenues are accounted for as if the sales were to third parties.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

2004	QUARRYING	MANUFACTURING	RETAILING	CORPORATE OVERHEAD	TOTAL

Total net revenues	$32,843	$29,770	$35,802	$—	$98,415
Inter-segment net revenues	2,916	8,905	—	—	11,821

Net revenues	29,927	20,865	35,802	—	86,594

Total gross profit	13,190	5,390	19,673	—	38,253
Inter-segment gross profit	863	(182)	(681)	—	—

Gross profit	12,327	5,572	20,354	—	38,253

Selling, general and administrative expenses	3,556	4,002	21,828	5,087	34,473
Adverse judgment and legal expenses				6,500	6,500
Impairment of note receivable				400	400

Income (loss) from operations	$8,771	$1,570	$(1,474)	$(11,987)	$(3,120)

2003	QUARRYING	MANUFACTURING	RETAILING	CORPORATE OVERHEAD	TOTAL

Total net revenues	$30,190	$29,674	$35,663	$—	$95,527
Inter-segment net revenues	1,809	9,301	—	—	11,110

Net revenues	28,381	20,373	35,663	—	84,417

Total gross profit	11,829	5,753	19,758	—	37,340
Inter-segment gross profit	651	(21)	(630)	—	—

Gross profit	11,178	5,774	20,388	—	37,340

Selling, general and administrative expenses	3,155	3,673	21,100	4,692	32,620
Adverse judgment and legal expenses				2,441	2,441

Income (loss) from operations	$8,023	$2,101	$(712)	$(7,133)	$2,279

2002	QUARRYING	MANUFACTURING	RETAILING	CORPORATE OVERHEAD	TOTAL

Total net revenues	$31,208	$28,052	$38,448	$—	$97,708
Inter-segment net revenues	1,667	8,326	—	—	9,993

Net revenues	29,541	19,726	38,448	—	87,715

Total gross profit	13,717	5,496	20,754	—	39,967
Inter-segment gross profit	585	(25)	(560)	—	—

Gross profit	13,132	5,521	21,314	—	39,967

Selling, general and administrative expenses	3,267	3,401	20,896	5,274	32,838
Adverse judgment and legal expenses				1,725	1,725

Income (loss) from operations	$9,865	$2,120	$418	$(6,999)	$5,404

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Net revenues by geographic area are as follows for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002

Net revenues (1):
United States	$77,733	$77,578	$79,695
Canada	8,180	6,797	8,020
Ukraine	681	42	—

Total net revenues	$86,594	$84,417	$87,715

(1)	Net revenues are attributed to countries based on where product is produced.

Long-lived assets by geographic area are as follows as of December 31, 2004 and 2003 (in thousands):

	2004	2003	2002

Long-lived assets:
United States	$42,495	$39,473	$41,686
Canada	3,635	3,022	2,235

Total long-lived assets	$46,130	$42,495	$43,921

(15)	ACQUISITIONS

On August 4, 2004, the Company acquired a granite retailer in Tennessee. The aggregate purchase price was approximately $477,000. The acquisition was accounted for by the purchase method of accounting. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by management based on information currently available and on current assumptions as to future operations, which has resulted in $163,000 of cost in excess of net assets acquired.

(16)	ASSETS HELD FOR SALE AND ASSETS SOLD

In December 2003, the Company decided to sell the Autumn Rose quarry in Mill Creek, Oklahoma. This decision represents a disposal of long-lived assets under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, results of this quarry have been classified as discontinued operations and prior periods have been restated to reflect this reclassification. In November 2004, the Company completed the sale. The sales price for the quarry was $750,000, consisting of $150,000 paid in cash and the balance payable pursuant to the terms of a Promissory Note and a Supply Agreement, which provide for payment in industrial diamond segments and diamond wire used in the Company's operations. No material gain or loss was recognized on the transaction. For business reporting purposes, the Autumn Rose quarry was previously classified in the Quarrying segment.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

On December 17, 2003, the Company completed the sale of substantially all of the assets of Rock of Ages Kentucky Cemeteries, LLC. The disposition was made to allow the Company to concentrate on its core businesses, quarrying, manufacturing and retailing, freeing up resources to pursue other growth strategies. The Company expects to continue to sell upright memorials in those cemeteries through its relationship with the buyer, Saber Management, LLC. The decision to sell this company represents a disposal of long-lived asset and disposal group under SFAS No. 144. Accordingly, results of this business have been classified as discontinued operations, and prior periods have been restated to reflect this reclassification. The sales price for the cemetery assets and properties was $6,750,000, consisting of $1,500,000 paid in cash and the balance payable by promissory note, payable in full on January 15, 2004. The promissory note was secured by a first priority mortgage and lien against all of the assets sold, and guaranties by Saber's parent company and principal. The promissory note was paid in full on January 2, 2004. The Company reported a gain on the sale of the cemeteries in 2003 of $1,139,000, after taxes, which is included in discontinued operations in 2003. For business reporting purposes, Rock of Ages Kentucky Cemeteries was previously classified in the Cemeteries segment.

Operating results from the Autumn Rose Quarry and Rock of Ages Kentucky Cemeteries, LLC for the years ended December 31, 2004, 2003 and 2002 were as follows (in thousands):

	Years Ended December 31,

Autumn Rose Quarry	2004	2003	2002

Net Sales	$41	$305	$194
Gross Profit	(77)	(85)	(148)
Pretax income (loss)	(77)	(85)	(148)
Income tax (benefit) expense	(15)	(17)	(30)
Net income (loss)	(62)	(68)	(118)

Rock of Ages Kentucky Cemeteries, LLC
Net Sales	—	3,823	4,604
Gross Profit	—	1,262	2,009
Pretax income (loss)	—	(316)	463
Income tax (benefit) expense	—	(71)	93
Net income (loss)	—	(245)	370

The total income from discontinued operations for 2003 is net of the Autumn Rose impairment loss and the gain on the sale of the cemeteries. Discontinued operations also includes interest expense of $201,000 and $216,000 for 2003 and 2002, respectively.

December 31,
Autumn Rose Quarry	2003

Current assets	$817
Property, plant and equipment, net	—
Total assets	817
Current liabilities	17
Total liabilities	17

Rock of Ages Kentucky Cemeteries, LLC
Current assets	—
Property, plant and equipment, net	—
Other assets	—
Total assets	—
Current liabilities	—
Other liabilities	—
Total liabilities	—

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

In October 2001, the Company entered into an agreement to sell the Lawson manufacturing plant in Barre, Vermont. At December 31, 2001, assets held for sale have been written down to their realizable values based upon expected sale proceeds. The Lawson sale was completed in January 2002.

(17)	SUBSEQUENT EVENTS

 On February 15, 2005, the Company acquired substantially all of the assets of the Rockwell White granite quarry in Rowan County, North Carolina for $3.5 million, which was financed using the term loan. In connection with the purchase we assumed an operating lease for 14.129 acres for $70,000 per year through December 1, 2006 with a ten-year renewal option, which was exercised on March 18, 2005 and extends the lease to December 1, 2016. The lease also requires a payment of $1.40 per cubic foot for all granite exceeding 40,000 cubic feet per year that is extracted by the lessor.

On February 14, 2005, the Company acquired substantially all of the assets of McColly Memorials, a memorial retailer with four locations in the Pittsburgh, Pennsylvania area for a purchase price of $625,000.

(18)	RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us in the first quarter of 2006, beginning on January 1, 2006. We are currently evaluating the effect, if any, that the adoption of SFAS 151 will have on our consolidated results of operations.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 153 "Exchanges of Non-monetary Assets - an Amendment of APB Opinion No. 29," effective for fiscal years beginning after June 15, 2005. SFAS No. 153 amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company does not believe the adoption of SFAS No. 153 will have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the third quarter of 2005, beginning July 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model and related assumptions to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the modified retrospective method would record compensation expense for all unvested stock options beginning with the first period restated. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Rock of Ages Corporation:

Under date of February 22, 2005, except for Note 5 as to which the date is March 22, 2005, we reported on the consolidated balance sheets of Rock of Ages Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004, which are included in the Form 10-K. Our report notes that the Company adopted the provisions of Statement of Financial Accounting No. 142, "Goodwill and Other Intangible Assets" and changed its method of accounting for its quarry inventory from the first-in, first-out method to the specific annual average cost method, effective January 1, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule referred to as "Schedule II - Valuation and Qualifying Accounts and Reserves," which is included in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Burlington, Vermont

February 22, 2005, except for Note 5
     as to which the date is March 22, 2005

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts and Reserves

Years ended December 31, 2004, 2003 and 2002

(In Thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	INCREASE DUE TO ACQUISITIONS	CHARGED TO COSTS AND EXPENSES	DEDUCTIONS	BALANCE AT END OF PERIOD

2004
Allowances for doubtful accounts	$740	—	412	130	1,022

2003
Allowances for doubtful accounts	$1,046	—	655	961	740

2002
Allowances for doubtful accounts	$1,548	—	675	1,177	1,046

      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCK OF AGES CORPORATION

By: /s/ Kurt M. Swenson Kurt M. Swenson President, Chief Executive Officer and Chairman of the Board of Directors

Date: March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 30, 2005.

SIGNATURE	TITLE

/s/Kurt M. Swenson	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Kurt M. Swenson

/s/ Douglas S. Goldsmith	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Douglas S. Goldsmith

/s/Richard C. Kimball	Director
Richard C. Kimball

/s/James L. Fox	Director
James L. Fox

/s/ Pamela G. Sheiffer	Director
Pamela G. Sheiffer

/s/Charles M. Waite	Director
Charles M. Waite

/s/Frederick E. Webster Jr.	Director
Frederick E. Webster Jr.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1

Form of Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

3.2

Amended and Restated By-laws of the Company (as amended through April 6, 1999) (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly report on Form 10-Q for the quarterly period ended March 31, 1999 and filed with the Securities and Exchange Commission on May 17, 1999)

4.

Specimen Certificate representing the Class A Common Stock (incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.1*

Rock of Ages Corporation Amended and Restated 1994 Stock Plan (as amended through October 26, 1998) (incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and filed with the Securities and Exchange Commission on March 31, 1999)

10.2*

Rock of Ages Corporation Key Employees Deferred Salary Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and filed with the Securities and Exchange Commission on November 14, 2002)

10.3*

Employment Agreement of Kurt M. Swenson (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.4*

Employment Agreement of Rudolph R. Wrabel dated as of May 17, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 and filed with the Securities and Exchange Commission on May 14, 2004)

10.5*	Employment Agreement of Caryn Crump dated October 4, 2004.

10.6*

Letter Agreement re: Expense Reimbursement to Rudolph R. Wrabel dated May 3, 2004 (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 and filed with the Securities and Exchange Commission on May 14, 2004)

10.7

Consulting Agreement dated January 3, 2005 between Richard C. Kimball and the Company (incorporated herein by reference to Exhibit 10.1 to the Company's Report on Form 8-K and filed with the Securities and Exchange Commission on January 4, 2005)

10.8*	Summary of 2005 Compensation for Executive Officers and Non-Employee Directors

10.9*

Form of Salary Continuation Agreement (incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.10

Form of Collective Bargaining Agreement dated May 1, 2003 by and between Rock of Ages Corporation and the United Steelworkers of America, AFL-CIO-CLC on behalf of Amalgamated Local #4 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and filed with the Securities and Exchange Commission on August 13, 2003)

10.11

Form of Collective Bargaining Agreement dated April 28, 2003 by and between Rock of Ages Corporation-Quarries Division and the United Steelworkers of America, AFL-CIO-CLC on behalf of Amalgamated Local #4 (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and filed with the Securities and Exchange Commission on August 13, 2003)

10.12

Form of Collective Bargaining Agreement dated April 26, 2003 by and between Rock of Ages Corporation and the Granite Cutter's Association (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and filed with the Securities and Exchange Commission on November 13, 2003)

10.13

Form of Side Letter Agreement dated April 26, 2003 by and between the Granite Cutter's Association and Rock of Ages Corporation (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and filed with the Securities and Exchange Commission on November 13, 2003)

10.14

Credit Facility dated as of June 25, 1997 between Royal Bank of Canada and Rock of Ages Canada, Inc., Rock of Ages Quarries Inc. and Rock of Ages Canada Inc. (incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.15

Financing Agreement dated December 17, 1997 by and between The CIT Group/Business Credit, Inc., Rock of Ages Corporation, Royalty Granite Corporation, Carolina Quarries, Inc., Pennsylvania Granite Corp., Childs & Childs Granite Company, Inc., Southern Mausoleums, Inc. and Rock of Ages Memorials LLC (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and filed with the Securities and Exchange Commission on March 31, 1998)

10.16

Fifth Amendment to Financing Agreement dated as of October 25, 2002, by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarry, Inc., Pennsylvania Granite Corp., Keith Monument Company, LLC, Rock of Ages Memorials, Inc. and Sioux Falls Monument Co. (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and filed with the Securities and Exchange Commission on November 14, 2002)

10.17

Sixth Amendment to Financing Agreement dated as of November 11, 2003, by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarry, Inc., Pennsylvania Granite Corp., Keith Monument Company, LLC, Rock of Ages Memorials, Inc. and Sioux Falls Monument. Co. (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 30, 2004)

10.18

Seventh Amendment to Financing Agreement dated as of February 17, 2004, by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarry, Inc., Pennsylvania Granite Corp., Keith Monument Company, LLC, Rock of Ages Memorials, Inc. and Sioux Falls Monument Co. (incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 30, 2004)

10.19

Eighth Amendment to Financing Agreement dated as of July 8, 2004, by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarry, Inc., Pennsylvania Granite Corporation, Rock of Ages Memorials, Inc. and Sioux Falls Monument Company. (incorporated herein by referenced to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004 and filed with the Securities and Exchange Commission on August 14, 2004)

10.20

Ninth Amendment to Financing Agreement dated as of December 31, 2004, by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarry, Inc., Pennsylvania Granite Corporation, Rock of Ages Memorials, Inc. and Sioux Falls Monument Company (incorporated herein by reference to the Company's Report on Form 8-K and filed with the Securities and Exchange Commission on January 4, 2005)

10.21

Letter Agreement dated August 8, 2003 by and between Rock of Ages Corporation, CIT Business Credit and Fleet National Bank (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and filed with the Securities and Exchange Commission on August 13, 2003)

10.22

Letter Agreement dated November 11, 2003 by and between Rock of Ages Corporation, CIT Business Credit and Fleet National Bank (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and filed with the Securities and Exchange Commission on November 13, 2003)

10.23

Consent Agreement dated as of June 21, 2004 by and among Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarry, Inc., Pennsylvania Granite Corporation, Keith Monuments Company, LLC, Rock of Ages Memorials, Inc., Sioux Falls Monument Company and The CIT Group/Business Credit (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004 and filed with the Securities and Exchange Commission on August 16, 2004)

10.24

Assignment and Transfer Agreement dated as of July 9, 2004 by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarry, Inc., Pennsylvania Granite Corporation, Rock of Ages Memorials, Inc. and Sioux Falls Monument Company (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004 and filed with the Securities and Exchange Commission on August 16, 2004)

10.25

Waiver and Agreement dated as of August 10, 2004 by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarry, Inc., Pennsylvania Granite Corporation, Rock of Ages Memorials, Inc. and Sioux Falls Monument Company (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004 and filed with the Securities and Exchange Commission on August 16, 2004)

10.26	Waiver Letter dated March 21, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 8-K and filed with the Securities and Exchange Commission on March 22, 2005)

10.27

Supply Agreement dated as of September 7, 2000 by and between Keystone Memorials, Inc. and Rock of Ages Corporation (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on March 31, 2001)

10.28

Supply Agreement dated as of January 11, 2002 by and between Rock of Ages Corporation and Adams Granite Co., Inc. (incorporated herein by reference to exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and filed with the Securities and Exchange Commission on April 1, 2002)

10.29

Supply Agreement dated as of August 20, 2001 by and between Rock of Ages Corporation, Keystone Memorials, Inc. and IMEX International, Inc. (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and filed with the Securities and Exchange Commission on April 1, 2002)

10.30	Amendment to Supply Agreement dated as of January 1, 2004 by and between Rock of Ages Corporation and Adams Granite Co., Inc.

10.31

Promissory Note dated October 26, 2001 in the amount of $800,000 from Mize Acquisition, Inc. to Rock of Ages Corporation (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and filed with the Securities and Exchange Commission on April 1, 2002)

10.32

Promissory Note dated August 20, 2001 in the amount of $840,000 from Keystone Memorials, Inc. to Rock of Ages Corporation (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,2001 and filed with the Securities and Exchange Commission on April 1, 2002)

10.33

Promissory Note dated June 21, 2004 in the amount of $3,500,000 from Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarry, Inc., Pennsylvania Granite Corporation, Keith Monument Company, LLC, Rock of Ages Memorials, Inc., and Sioux Falls Monument Company to The CIT Group/Business Credit (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004 and filed with the Securities and Exchange Commission on August 16, 2004)

10.34

Amendment, Consent and Release and related exhibits dated November 9, 2004 by and between Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Autumn Rose Quarry, Inc., Carolina Quarries, Inc., Pennsylvania Granite Corporation, Keith Monument Company, LLC, Rock of Ages Memorials, Inc., Sioux Falls Monument Company and The CIT Group/Business Credit, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company's Report on Form 8-K and filed with the Securities and Exchange Commission on November 10, 2004)

10.35

Asset Purchase Agreement dated July 28, 2003 by and between Rock of Ages Kentucky Cemeteries, LLC and Saber Management, LLC (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and filed with the Securities and Exchange Commission on August 13, 2003)

10.36

Purchase and Sale Agreement and related exhibits dated November 9, 2004 by and between Rock of Ages Corporation, Autumn Rose Quarry, Inc., Imex International, Inc. and AR Quarry Acquisition LLC (incorporated herein by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2004)

10.37

Assignment to Asset Purchase Agreement dated August 27, 2003 by and between Saber Management, LLC and Saber Management-Kentucky, LLC (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and filed with the Securities and Exchange Commission on November 13, 2003)

10.38

Extension Agreement dated September 30, 2003 by and between Rock of Ages Kentucky Cemeteries, LLC and Saber Management-Kentucky, LLC (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and filed with the Securities and Exchange Commission on November 13, 2003)

10.39

Mutual Release Agreement dated August 6, 2004 between Dyckerhoff AG, Granite Stone Business International S.a.r.l., formerly known as Eurimex S.A., and Rock of Ages Corporation (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004 and filed with the Securities and Exchange Commission on August 16, 2004)

10.40

Common Stock Purchase Agreement dated June 16, 2004 between CRGH, LLC and Rock of Ages Corporation (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004 and filed with the Securities and Exchange Commission on August 16, 2004)

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
SELECTED CONSOLIDATED FINANCIAL DATA
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
CONTROLS AND PROCEDURES
 DIRECTORS AND EXECUTIVE OFFICERS
EXECUTIVE COMPENSATION
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PRINCIPAL ACCOUNTANT FEES AND SERVICES
EXHIBITS AND , FINANCIAL STATEMENT SCHEDULES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders Equity and Comprehensive Income (Loss)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Schedule II - Valuation and Qualifying Accounts and Reserves
SIGNATURES
Index