Form 10-Q
period 2005-04-02
ROCK OF AGES CORP
filed 2005-05-17
CIK 84581

Click Here to go to the Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended April 2, 2005

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

As of May 12, 2005,  4,660,800 shares of Class A Common Stock, par value $0.01 per share, and 2,738,596 shares of Class B Common Stock, par value $0.01 per share, of Rock of Ages Corporation were outstanding.

 ROCK OF AGES CORPORATION

 INDEX

Form 10-Q for the Quarterly Period
Ended April 2, 2005

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

PART I: FINANCIAL INFORMATION
Item 1: Financial Statement

ROCK OF AGES CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in thousands)
(Unaudited)

	April 2,	December 31,
	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$2,555	$4,298
Trade receivables, net	11,440	15,017
Inventories	26,472	23,858
Current and deferred tax assets	2,435	708
Due from affiliates	288	283
Other current assets	4,390	4,510

Total current assets	47,580	48,674

Property, plant and equipment, net	50,785	46,130
Cash surrender value of life insurance, net	743	743
Goodwill	318	163
Other intangibles, net	369	388
Debt issuance costs, net	209	225
Due from affiliates	54	55
Deferred tax assets	6,740	6,740
Intangible pension asset	739	739
Long-term investments	4,110	4,112
Other	562	608

Total assets	$112,209	$108,577

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under line of credit	$11,621	$7,287
Current installments of long-term debt	316	36
Current installments of deferred compensation	369	372
Accounts payable	2,530	2,433
Accrued expenses	3,632	4,234
Customer deposits	11,470	8,173

Total current liabilities	29,938	22,535

Long-term debt, excluding current installments	19,429	16,289
Deferred compensation	6,715	6,620
Accrued pension cost	2,209	1,993
Accrued postretirement benefit costs	911	879
Deferred tax liability	30	30
Other	45	45

Total liabilities	59,277	48,391

Commitments
Stockholders' equity:
Preferred stock - $.01 par value; 2,500,000 shares authorized
No shares issued or outstanding
Common Stock - Class A, $.01 par value; 30,000,000 shares authorized
4,698,800 and 4,694,800 shares issued and outstanding as of April 2, 2005 and December 31, 2004, respectively	47	47
Common Stock - Class B, $.01 par value; 15,000,000 shares authorized
2,700,596 shares issued and outstanding as of April 2, 2005 and December 31, 2004	27	27
Additional paid-in capital	66,106	66,267
Accumulated deficit	(12,242)	(5,288)
Accumulated other comprehensive loss	(1,006)	(867)

Total stockholders' equity	52,932	60,186

Total liabilities and stockholders' equity	$112,209	$108,577

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(Unaudited)

	Three Months Ended
	April 2,	April 3,
	2005	2004

Net Revenues:
Quarrying	$3,566	$4,532
Manufacturing	2,850	3,232
Retailing	4,055	4,398

Total net revenues	10,471	12,162

Gross Profit (loss):
Quarrying	(877)	350
Manufacturing	199	644
Retailing	1,829	2,203

Total gross profit	1,151	3,197

Selling, general and administrative expenses:
Quarrying	894	842
Manufacturing	1,207	857
Retailing	6,086	4,577
Corporate overhead	1,366	1,291

Total selling, general and administrative expenses	9,553	7,567

Loss from continuing operations before interest and income taxes	(8,402)	(4,370)

Interest expense	317	136

Loss from continuing operations before income taxes	(8,719)	(4,506)

Income tax benefit	(1,765)	(1,120)

Loss from continuing operations	$(6,954)	$(3,386)
Discontinued operations, net of taxes	—	(38)

Net loss	$(6,954)	$(3,424)

Net loss per share - basic:
Net loss from continuing operations	$(0.94)	$(0.47)
Discontinued operations	—	(0.00)

Net loss per share - basic	$(0.94)	$(0.47)

Net loss per share - diluted:
Net loss from continuing operations	$(0.94)	$(0.47)
Discontinued operations	—	(0.00)

Net loss per share – diluted	$(0.94)	$(0.47)

Weighted average number of common shares outstanding – basic	7,396	7,215
Weighted average number of common shares outstanding – diluted	7,396	7,215

 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Three Months Ended
	April 2,	April 3,
	2005	2004

Cash flows from operating activities:
Net loss	$(6,954)	$(3,424)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	1,151	821
Deferred taxes	—	(2)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	3,577	4,129
Due from related parties	(5)	(39)
Inventories	(2,198)	(1,013)
Other current assets	121	(842)
Other assets	46	(142)
Trade payables, accrued expenses and income taxes	(2,232)	(1,448)
Customer deposits	3,076	3,303
Deferred compensation and pension	341	199
Other liabilities	—	(3)

Net cash provided by (used in) operating activities	(3,077)	1,539

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,055)	(1,871)
Acquisitions, net of cash acquired	(4,118)	—
Collection of note receivable	—	5,250

Net cash provided by (used in) investing activities	(6,173)	3,379

Cash flows from financing activities:
Net borrowings (repayments) under lines of credit	4,333	(4,751)
Principal payments on long-term debt	(80)	(13)
Net borrowings on long-term debt	3,500	—
Stock options exercised	24	197
Dividends paid on common stock	(185)	(144)

Net cash provided by (used in) financing activities	7,592	(4,711)

Effect of exchange rate changes on cash	(85)	(101)

Net increase (decrease) in cash and cash equivalents	(1,743)	106

Cash and cash equivalents, beginning of period	4,298	3,227

Cash and cash equivalents, end of period	$2,555	$3,333

Supplemental cash flow information:
Cash paid during the period for:
Interest	$315	$136
Income Taxes, net	$351	$131

Acquisitions:
Assets acquired	$4,339	—
Liabilities assumed	(221)	—
Common stock issued	—	—
Cash paid	4,118	—
Less cash acquired	—	—

Net cash paid for acquisitions	$4,118	$—

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report Form 10-K (SEC File No. 000-29464, filed March 30, 2005).

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

On November 9, 2004, the Company completed the sale of the assets of the Autumn Rose quarry for a total sale price of $750,000. The decision to sell this quarry represents a disposal of long-lived assets under SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." Accordingly, results of this business have been classified as discontinued operations, and prior periods have been restated to reflect this reclassification. For business reporting purposes, the Autumn Rose quarry was previously classified in the Quarry segment.

Operating results from the Autumn Rose Quarry for the three months ended April 3, 2004 were as follows (in thousands):

Three Months Ended
April 3,
2004

Autumn Rose Quarry
Net Sales	$35
Gross Profit	(47)
Pretax loss	(47)
Income tax benefit	(9)
Net loss	(38)

(3)	Stock Based Compensation

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

	April 2,	April 3,
	2005	2004

Net loss, as reported, in thousands	$(6,954)	$(3,424)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(117)	(129)
Net loss, pro forma, in thousands	$(7,071)	$(3,553)
Net loss per share, as reported	(0.94)	(0.47)
Net loss per share, pro forma	$(0.96)	$(0.49)
Net loss per share - assuming dilution, as reported	(0.94)	(0.47)
Net loss per share - assuming dilution, pro forma	$(0.96)	$(0.49)

The fair value of each option grant is estimated on the date of the grant. The per share weighted average fair value of stock options granted throughout 2004 was $5.48, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 4.34%; dividend yield of $0; expected volatility of 74%, and expected lives of six (6) years. There were no stock options granted in the first quarter of 2005. Because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single value of its options and may not be representative of the future stock price of the Company.

(4)	Inventories

	($ in thousands)
Inventories consist of the following:	April 2,	December 31,
	2005	2004

Raw materials	$12,230	$12,485
Work-in-process	1,972	1,247
Finished goods and supplies	12,270	10,126

	$26,472	$23,858

(5)	Earnings Per Share

The following is a reconciliation of shares used in calculating basic and diluted earnings per share (in thousands):

	Three Months Ended
	April 2	April 3
	2005	2004

Basic weighted average shares	7,396	7,215
Effect of dilutive stock options	—	—

Diluted weighted average shares	7,396	7,215

Options to purchase 479,000 and 445,333 shares of Class A common stock were outstanding at April 2, 2005 and April 3, 2004, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

(6) Segment Information

The Company is organized based on the products and services it offers. Under this organizational structure, the Company operates in three segments: quarrying, manufacturing and retailing.

The quarrying segment extracts rough dimension granite blocks from the ground and sells those blocks or sawn slabs to both the manufacturing segment and to outside manufacturers, as well as to customers in Europe and Asia.

The manufacturing segment's principal products are granite memorials used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications.

The retailing segment sells memorials and other granite products at various locations in the United States.

The other segment includes unallocated corporate overhead, the Eurimex adverse judgment and legal expenses and the impairment of the note receivable. The Company reports the salaries and benefits of its chief executive officer, chief financial officer, general counsel and other employees and expenses that cannot be accurately allocated to a particular segment as unallocated corporate overhead. There were no adverse judgment and legal or impairment of note receivable expenses in the first quarter of 2005 or 2004.

Inter-segment revenues are accounted for as if the sales were to third parties and then eliminated in consolidation.

The following is the unaudited segment information for the three-month period ended April 2, 2005 and April 3, 2004 ($ in thousands):

2005	Quarrying	Manufacturing	Retailing	Other	Total

Total net revenues	$3,975	$4,459	$4,055	$—	$12,489
Inter-segment net revenues	(409)	(1,609)	—	—	(2,018)

Net revenues	3,566	2,850	4,055	—	10,471

Total gross profit	(873)	321	1,703	—	1,151
Inter-segment gross profit	(4)	(122)	126	—	—

Gross profit	(877)	199	1,829	—	1,151

Selling, general and administrative expenses	894	1,207	6,086	1,366	9,553

Income (loss) from continuing operations before interest and taxes	$(1,771)	$(1,008)	$(4,257)	$(1,366)	$(8,402)

2004	Quarrying	Manufacturing	Retailing	Other	Total

Total net revenues	$5,082	$4,916	$4,398	$—	$14,396
Inter-segment net revenues	(550)	(1,684)	—	—	(2,234)

Net revenues	4,532	3,232	4,398	—	12,162

Total gross profit	352	835	2,010	—	3,197
Inter-segment gross profit	(2)	(191)	193	—	—

Gross profit	350	644	2,203	—	3,197

Selling, general and administrative expenses	842	857	4,577	1,291	7,567

Income (loss) from continuing operations before interest and taxes	$(492)	$(213)	$(2,374)	$(1,291)	$(4,370)

Net revenues by geographic area are as follows ($ in thousands):

	Three Months Ended
	April 2,	April 3,
	2005	2004

Net revenues (1):
United States	$9,336	$10,925
Canada	985	985
Ukraine	150	252
Total net revenues	$10,471	$12,162

(1)	Net revenues are attributed to countries based on where product is produced.

Long-lived assets by geographic area are as follows:

	($ in thousands)
	April 2,	December 31,
	2005	2004

Long-lived assets:
United States	$47,211	$42,495
Canada	3,574	3,635

	$50,785	$46,130

(7)	Comprehensive Income

Comprehensive income (loss) consists of net income, cumulative translation adjustment, and a minimum pension liability adjustment ($ in thousands):

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive (Loss)

Balance at December 31, 2004	$1,379	$(2,246)	$(867)
Changes in 2005	(139)	—	(139)

Balance at April 2, 2005	$1,240	$(2,246)	$(1,006)

	Three Months Ended
	April 2,	April 3,
	2005	2004

Net loss	$(6,954)	$(3,424)
Other comprehensive income (loss):
Foreign currency translation adjustment	(139)	(160)

Comprehensive loss	$(7,093)	$(3,584)

(8)	Components of Net Periodic Benefit Cost (in thousands)

	Three Months Ended

	NON-UNION PENSION BENEFITS		DEFERRED COMPENSATION BENEFITS		OTHER BENEFITS

	April 2,	April 3,	April 2,	April 3,	April 2,	April 3,
	2005	2004	2005	2004	2005	2004

Service cost	$182	$156	$73	$43	$4	$5
Interest cost	326	320	83	79	30	28
Expected return on plan assets	(356)	(340)	—	—	—	—
Amortization of prior service costs	35	35	32	17	26	20
Amortization of net (gain) loss	49	29	—	—	—	—

Net periodic benefit cost	$236	$200	$188	$139	$60	$53

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2004, it expected to contribute $945,000 to the defined benefit pension plan during 2005. As of April 2, 2005, no contribution had been made but the Company still plans on contributing $945,000 to the plan in 2005.

(9)	Recent Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values, as of the beginning of our first annual period beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.  Under SFAS 123R, we must determine the appropriate fair value model and related assumptions to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the modified retrospective method would record compensation expense for all unvested stock options beginning with the first period restated. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

(10)	Credit Facility

We have a credit facility with CIT that consists of an acquisition term loan line of credit of up to $30 million and a revolving credit facility of up to another $20 million based on eligible accounts receivable, inventory and certain fixed assets. As of April 2, 2005, we had $19.4 million outstanding and $10.6 million available under the term loan line of credit and $11.6 million outstanding and $8.4 million available under the revolving credit facility. The agreement contains certain covenants for a minimum Operating Cash Flow to Debt Service Ratio and a limit on the Total Liabilities to Net Worth Ratio of the Company.

The facility requires the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA) less taxes and capital expenditures to the sum of interest and scheduled debt repayments be at least 1.25 for any trailing twelve-month period at the end of a quarter. Primarily as a result of significant Eurimex expenses, the Company has been in violation of this covenant and has received waivers, which primarily allow the Company to exclude those expenses from the covenant calculation. As of April 2, 2005, we were in violation of this amended covenant primarily as a result of the poor operating results. The Company has received a waiver allowing us to be in compliance with our credit facility at April 2, 2005. The Company and its lenders have opted not to adjust the required trailing twelve-month covenant levels for the balance of 2005 at this time, however the Company believes it is probable that it will either be in compliance with those covenants or will be able to cure any default under those covenants through additional waivers or amended covenants as we enter our normally profitable quarters during the balance of the year. Therefore, we continue to classify the term debt as long-term on our Consolidated Balance Sheet at April 2, 2005.

The facility also requires that the ratio of the Company's total liabilities to net worth not exceed 2.0. As of April 2, 2005, the Company was in compliance with this covenant as our total liabilities to net worth ratio was 1.13.

(11)	Acquisitions

In February 2005, we acquired McColly Memorials, a memorial retailer, with 4 locations in the Pittsburgh, Pennsylvania area for a net purchase price of $554,000. The acquisition was accounted for by the purchase method of accounting. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by management based on information currently available and on current assumptions as to future operations, which has resulted in $155,000 of cost in excess of net assets acquired.

In February 2005, we acquired the land and equipment comprising the Rockwell White quarry in Rockwell, North Carolina for a purchase price of $3.5 million. The acquisition was accounted for by the purchase method of accounting. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by management based on information currently available and on current assumptions as to future operations, however we are still in the process of evaluating the value of granite reserves, therefore the current allocation to granite reserves is preliminary until the analysis is final.

(12)	Dividend Declaration

On February 9, 2005, the Board of Directors declared a dividend of $.025 per share of common stock, payable on March 15, 2005 to holders of record as of February 21, 2005.

(13)	Subsequent Events

On May 10, 2005, the Board of Directors declared a dividend of $.025 per share of common stock, payable on June 16, 2005 to holders of record as of May 26, 2005.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Rock of Ages is an integrated quarrier, manufacturer, distributor and retailer of granite and products manufactured from granite. During 2005, we had three business segments, quarrying, manufacturing, and retail. The quarry division sells granite blocks both to the manufacturing division and to outside manufacturers, as well as to customers outside North America. The manufacturing division's principal product is granite memorials, used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications. The retail division primarily sells granite memorials directly to consumers.

The first quarter of the year has historically been difficult for our quarry operations as the majority of our quarries are in northern climates, which causes us to close those operations from late December until mid March.  This year our first quarter revenues were well below last year but above our 2003 level.  The largest shortfall came from our Salisbury Pink quarry in North Carolina. While quarrying operations at the Salisbury Pink quarry are not as significantly affected by weather as our northern quarries, our overseas customers will often delay purchasing trips until our northern quarries have reopened so that they can select blocks from all our quarries on their inspection trips. In addition, we believe market demand may be down somewhat for Salisbury Pink granite as we believe our customer’s inventory levels are higher than normal at this time but within what we consider normal fluctuations in the market.  Overall we believe demand for products in the quarry division remains good and we expect results for those operations to improve now that all operations are in full production.

Difficult weather also affected the results of our manufacturing division as the majority of their customers are in northern climates and are unable to set monuments in the cemeteries in the winter.  We also believe there was a short term drop in demand in the memorial market overall (based on our observations of demand in the market and from our quarries and discussions with other granite memorial manufactures) in the first quarter of 2005.  In addition, several large mausoleums, which were completed at year-end but could not be shipped at that time due to customer delays and/or cemetery delays also did not ship in the first quarter of 2005 due to continued delays primarily as a result of the weather.  Finally, our Sales General and Administrative (SG&A) costs increased primarily as a result of an increase in our sales force as part of our intensified efforts to attract a greater number of authorized Rock of Ages retailers.

Revenues in our retail segment were down 8% compared to the first quarter of 2004 which we believe was the combined result of an overall short term drop in demand in the memorial market as well as harsh winter conditions which did not allow us to set monuments in cemeteries.  In addition, we spent considerable time and effort in the first quarter of 2005 rolling out our new pricing and marketing plans and providing training to our sales force on those plans.  We believe such efforts are critical to our success in the long term but may have distracted our sales force somewhat as we work to refocus our counselor's efforts to increase relationships with cemeteries and funeral homes.  Retail operating income declined significantly in the first quarter of 2005 compared to the same period in 2004 as a combined result of the decrease in revenues and the associated lower gross profits and significant increases in SG&A costs associated with our plans to grow our retail division.

We have implemented significant changes in our retail division since the first quarter of 2004 in restructuring the management group by hiring a new Chief Operating Officer of the Memorials Division (which includes the Manufacturing and Retail segments), a new Senior Vice President of Marketing, and by effecting numerous other changes such as modifications to our product mix, branding strategy, marketing plan, retail counselor compensation structure, pricing policy, and other items. Our future success depends on increasing revenues from our existing retail stores through outreach programs with funeral homes and cemeteries to maximize revenues per store by expanding share and market area. In addition, we continue to work to expand and improve the distribution of our product through our owned stores, authorized dealers, funeral homes, and cemeteries. We believe these changes were necessary based on the performance of the retail segment to date and the important market opportunity we believe exists at the retail level. These changes, and the programs put in place as a result, represent a significant increase in effort and resources devoted to growing our retail business and as a result we expect operating results for the segment may suffer in the short term as we invest in people and programs in anticipation of future revenue growth.

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

We assess impairment of goodwill in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 require a two-step test be performed. First, the fair value of each reporting unit will be compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded. We will perform our annual test of the impairment of goodwill in the third quarter of 2005.

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

Valuation of deferred income taxes

As of April 2, 2005, we had net current and deferred tax assets of $9.2 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not some portion or all of the current and deferred tax assets will not be realized. The ultimate realization of current and deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. We have recorded a valuation allowance of $4.5 million against the alternative minimum tax credit carry-forwards and other deferred tax assets. Based upon the projections for future taxable income over the periods for which the current and deferred tax assets are deductible, we believe it is more likely than not we will realize the benefit of these unreserved net current and deferred tax assets. The amount of the current and deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

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

Results of Operations

The following table sets forth certain operations data as a percentage of net revenues with the exception of quarrying, manufacturing and retailing gross profit, and selling, general and administrative expenses, which are shown as a percentage of their respective revenues.

	Three Months Ended
	April 2		April 3
	2005		2004

Statement of Operations Data:
Net Revenues:
Quarrying	34.1%		37.2%
Manufacturing	27.2%		26.6%
Retailing	38.7%		36.2%

Total net revenues	100.0%		100.0%

Gross Profit (loss):
Quarrying	(24.6%	)	7.7%
Manufacturing	7.0%		19.9%
Retailing	45.1%		50.1%

Total gross profit	11.0%		26.3%

Operating Expenses:
Selling, general and administrative:
Quarrying	25.1%		18.6%
Manufacturing	42.4%		26.5%
Retailing	150.1%		104.1%
Corporate Overhead	13.0%		10.6%

Total SG&A expenses	91.2%		62.2%

Loss from continuing operations before interest and income taxes	(80.2%	)	(35.9%	)

Interest expense	3.1%		1.1%

Loss from continuing operations before income taxes	(83.3%	)	(37.0%	)

Income tax benefit	(16.9%	)	(9.2%	)

Net loss from continuing operations	(66.4%	)	(27.8%	)

Discontinued operations	—		(0.3%	)

Net loss	(66.4%	)	(28.1%	)

Three Months Ended April 2, 2005 Compared To Three Months Ended April 3, 2004

On a consolidated basis for all segments for the three-month period ended April 2, 2005 compared to the three month period ended April 3, 2004; revenue decreased 14%, gross profit decreased 64% and total SG&A costs increased 26% for reasons discussed in detail in the segment analysis below.

Quarry Segment Analysis

Revenues in our quarry operations for the three-month period ended April 2, 2005 decreased 21% from the same period in 2004 primarily as a result of decreased shipments from our Salisbury Pink and Barre Gray quarries.  Our quarry group sells to two primary groups of customers – those that use our product for memorial use, which are primarily domestic customers, and those that use it for building use, which are primarily overseas customers.  Demand from our memorial customers was down, we believe, as a result of a harsher than normal winter which not only prohibits monuments from being set in cemeteries, but also tends to dampen demand for memorial purchases overall.  Of our export quarries, Bethel White is the only one significantly affected by winter weather (it, along with our other northern quarries, typically closes from mid-December to mid-March) however it is also the most sought after, which means if we do not have Bethel White blocks available for inspection, international inspectors typically do not travel to inspect and purchase blocks from our other export quarries. We anticipate reduced demand for Salisbury Pink in 2005, as worldwide inventories of pink granite blocks are higher than normal. Our Barre Gray quarry continues to face competition from imported granites, especially colored granites, which may decrease demand for this quarry over time, however we expect revenue levels in 2005 will be generally consistent with 2004.

Gross profit dollars from our quarry operations for the three-month period ended April 2, 2005 decreased 351% and gross profit as a percentage of revenue decreased 33% to negative 25% from the same period in 2004. The decrease in gross profit was primarily the result of lower revenues and the fact that we continue to do some quarry development and repairs and maintenance work through the winter months when shipments are low.

SG&A costs in our quarry segment for the three-month period ended April 2, 2005 increased 6% from the same period in 2004 as a result of regular payroll and benefits increases.

Manufacturing Segment Analysis

Revenues in our manufacturing group for the three-month period ended April 2, 2005 decreased 12% from the same period in 2004. The decrease was primarily a result of a decrease in shipments from our US memorials division due primarily to a harsher than normal winter which not only prohibits monuments from being set in cemeteries, but also tends to dampen demand for memorial purchases overall.  The harsh winter also delayed the preparation of the sites for approximately $600,000 in mausoleums and estate memorials that are completed and cannot ship until our customers and/or the cemeteries make such preparations.

Gross profit dollars from the manufacturing group declined 69% and gross profit as a percentage of revenue decreased 13% for the three-month period ended April 2, 2005 compared to the same period in 2004. The decrease is primarily a result of the decrease in shipments from the memorials group and the fact that a portion of our costs are fixed and do not decrease with a drop in revenue.

SG&A costs for the manufacturing group were up 41% over last year primarily as a result of increased sales personnel hired in the memorials group in order to implement our growth plans.

Retail Segment Analysis

Revenues in our retail operations the three-month period ended April 2, 2005 decreased 8% from the same period in 2004. We believe the decrease is, as is the case for all our segments, a result of harsher than normal winter conditions which not only prohibits monuments from being set in cemeteries, but also tends to dampen demand for memorial purchases overall.  In addition, we spent considerable time and effort in the first quarter of 2005 rolling out our new pricing and marketing plans and providing training to our sales force on those plans. We believe such efforts are critical to our success in the long term but may have distracted our sales force somewhat as we work to refocus our counselor's efforts to increase relationships with cemeteries and funeral homes. We have implemented significant changes in our retail division over the last nine months. While the changes have been helpful in stabilizing our core market in the short term, some of these changes, including a new Chief Operating Officer, a change in compensation structure, changes to our product offerings and pricing, among other things, may have distracted our sales force. We continue to make significant changes in how we approach our markets and are implementing programs, which we believe should lead to significant future growth in our retail operations.

20

Gross profit dollars for retail operations in the three-month period ended April 2, 2005 decreased 17% from the same period last year and gross profit as a percentage of revenue decreased 5%.  The decreases are the result of a decrease in sales and the fact that a portion of our costs are fixed and do not decrease with a drop in revenue.

SG&A costs in retail in 2005 increased 33% from the same period last year. The increase was primarily the combined result of the change in compensation method for our sales counselors from commission (where the expense was recognized when revenue was recognized) to salary (where the expense is now recognized when the counselor is paid) thereby increasing sales expense in the first quarter when revenues are historically low, and the additional personnel and programs added in the last nine months which are aimed at increasing revenues in the retail segment. As stated above, we made a decision to invest in the people and programs in an effort to achieve significant growth in the retail segment and we expect these additional costs will result in higher SG&A costs throughout 2005.

Consolidated Items

Unallocated corporate overhead for the three-month period ended April 2, 2005 increased 6% from last year primarily as a result of expenses associated with executive searches as well as relocation expenses for new hires.

Interest expense increased 133% from $136,000 to $317,000 primarily as a result of current higher borrowings and higher interest rates. The increased borrowings resulted from an increase in long-term debt from the investment in Forethought Financial Services in July 2004, and the investment in the Rockwell White quarry in February 2005 and an increase in short term borrowings on our revolving credit facility primarily as a result of payment of the Eurimex settlement amount in June 2004 and the decreased operating results in the first quarter of 2005. The interest rate paid on our credit facility is tied primarily to LIBOR, which increased throughout 2004 and we anticipate further increases in 2005. In addition, the Company has a tiered interest rate structure on its debt tied to the ratio of Funded Debt to Net Worth.  As a result of the increased debt, the rate structure will increase by 25 basis points for both the revolver and term loans going forward.

Income tax benefit, as a percentage of pre-tax income, for the three-month period ended April 2, 2005 decreased to 20% for 2005 from a benefit of 25% for the same period in 2004. The tax provision was determined by applying the Company's  tax rate in Canada and the U.S. on the actual pretax earnings in each respective jurisdiction. The decrease is attributable to higher losses in the U.S. combined with breakeven results in Canada.

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

Cash Flows.

At April 2, 2005, we had cash and cash equivalents of approximately $2.6 million and working capital of approximately $17.6 million, compared to approximately $3.3 million and $28.4 million, respectively, at April 2, 2004.

Cash flows from Operations. Net cash used in operating activities was $3.1 million in the three-month period ended April 2, 2005 compared to cash provided by operating activities of $1.5 million in the same period of 2004. The primary reason for the change is the lower earnings in 2005 coupled with a decrease in accounts receivable, an increase in inventory and a decrease in payables, which had the effect of decreasing cash from operations.

Cash flows from Investing Activities. Cash flows used in investing activities were $6.2 million in the three-month period ended April 2, 2005 compared to cash provided by investing activities of $3.4 million in the same period of 2004. In 2005, our capital spending was $2.1 million as a result of continued investment in our quarry, retail and manufacturing operations. In addition, we used $3.5 million in cash to acquire the Rockwell quarry and approximately $600,000 in cash to acquire the McColly retail operation. Cash used in investing activities comes from either borrowings under our credit facilities or from operations.

Cash flows from Financing Activities. Net cash provided by financing activities in the three-month period ended April 2, 2005 was $7.6 million, which consisted primarily of borrowings under the line of credit of $4.3 million and long-term debt of $3.4 million, and proceeds from stock purchases resulting from stock options exercised of $24,000 less dividends paid on common stock of $185,000. This compares to $4.7 million used in the financing activities in the corresponding period of 2004, which consisted primarily of repayments under the line of credit of $4.7 million, dividends paid on common stock of $144,000, less proceeds from stock purchases resulting from stock options exercised of $197,000.

Capital Resources

CIT Credit Facility

We have a credit facility with the CIT Group/Business Credit ("CIT") that expires in October 2007. The facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable, inventory and certain fixed assets.  As of April 2, 2005, we had $19.4 million outstanding and $10.6 million available under the term loan line of credit and $11.6 million outstanding and $8.4 million available under the revolving credit facility. Our loan agreement with CIT places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, repurchase stock, and make investments or guarantees. The agreement also contains certain covenants for a minimum Operating Cash Flow to Debt Service Ratio and a limit on the Total Liabilities to Net Worth Ratio of the Company as described below.

Minimum Operating Cash Flow to Debt Service Coverage Ratio. The facility requires the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA) less taxes paid and capital expenditures to the sum of interest, scheduled debt repayments and dividends be at least 1.25 for any trailing twelve-month period at the end of a quarter. Primarily as a result of the expenses attributable to the Eurimex arbitration (including the $6.5 million settlement amount paid in 2004) the Company has been in violation of this covenant and has received waivers, which primarily allow the Company to exclude those expenses from the covenant calculation. As of December 31, 2004, the Company was in violation of the Debt Service Coverage Ratio due to charges in the fourth quarter of 2004 related to an impaired note receivable and severance payments as well as higher than normal capital expenditures in 2004. We received a waiver, which allowed us to exclude certain of these expenditures from our calculation of EBITDA and capital expenditures in the fourth quarter of 2004 and in 2005. For the period ended April 2, 2005, the Company was in violation of the modified covenant levels primarily as a result of the poor operating results. The Company has received a waiver allowing us to be in compliance with our credit facility at April 2, 2005. The Company and its lenders have opted not to adjust the required trailing twelve-month covenant levels for the balance of 2005 at this time, however the Company believes it is probable that it will either be in compliance with those covenants or will be able to cure any default under those covenants, through additional waivers or amended covenants as we enter our normally profitable quarters during the balance of the year. Therefore, we continue to classify the term debt as long-term on our Consolidated Balance Sheet at April 2, 2005.

Total Liabilities to Net Worth Ratio. The facility also requires the ratio of the Company's total liabilities to net worth not exceed 2.0. As of April 2, 2005, the Company was in compliance with this covenant as our total liabilities to net worth ratio was 1.13.

Interest Rates. We have a multi-tiered interest rate structure on our outstanding debt with CIT. We can elect the interest rate structure under the credit facility based on the prime rate or LIBOR for both the revolving credit facility and the term loan. The incremental rate above or below prime and above LIBOR is based on our Funded Debt to Net Worth Ratio and as a result of the waiver noted above, the Company’s rate structure will increase by 25 basis points for both the revolver and term loans going forward. The rates in effect as of April 2, 2005 were as follows, but will increase 25 basis points going forward:

	Amount	Formula	Effective Rate

Revolving Credit Facility	$6.0 million	Prime – 0.50%	5.25%
Revolving Credit Facility	5.6 million	LIBOR + 1.50%	4.24%
Term Loans	100,000	Prime – 0.25%	5.50%
Term Loans	15.8 million	LIBOR +1.75%	4.70%
Term Loans	3.5 million	LIBOR +1.75%	4.49%

Canadian Credit Facility

As of April 2, 2005, the Company had $4.0 million CDN available and $0 outstanding under a demand revolving line of credit with the Royal Bank of Canada.

 Contractual Obligations

Our contractual obligations have not changed materially since December 31, 2004, as disclosed in our annual report on Form 10-K.  Our primary need for capital will be to maintain and improve our manufacturing, quarrying, and retail facilities and to finance acquisitions as part of our growth strategy. We have approximately $5.1 million budgeted for capital expenditures in 2005, not including potential acquisitions. We believe the combination of cash flow from operations and our credit facility will be sufficient to fund our operations for the next twelve months.

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

Our ability to continue to grow depends in part upon the acquisition of additional companies. We cannot assure you we will identify suitable acquisition candidates, or we will be able to consummate transactions on acceptable terms. Further, even if we successfully acquire additional companies, we cannot assure you we will be able to successfully integrate the operations of such companies with our own. We intend to finance acquisitions through a combination of available cash resources, bank borrowings, and, in appropriate circumstances, the issuance of equity and/or debt securities. Acquiring additional companies will have a significant effect on our financial position, and could cause substantial fluctuations in our quarterly and yearly operating results. Also, acquisitions may result in the recording of significant goodwill and intangible assets on the Company's financial statements, the write-off of which would reduce reported earnings at the point in time the goodwill is deemed impaired. With respect to retail acquisitions, and as a result of reporting units under SFAS 142, goodwill impairment could be incurred at our normal annual impairment review or in some cases at the closing of the acquisition.

If we are unable to maintain our relationships with independent retailers, our sales may not continue to grow and could decline.

We have historically sold our granite memorials to consumers through independent retailers.  Since we entered the retail business, we have acquired retailers with multiple retail outlets and have opened new stores in 18 states. However, we are still dependent in part on our independent retailers for the successful distribution of our products to the ultimate customer. We have no control over the independent retailers' operations, including such matters as retail price, advertising and marketing. Three important components of our growth strategy are to continue to acquire retailers, open new retail stores in selected markets,  and pursue strategic alliances with funeral homes, cemetery owners, and other death care professionals. Although we have taken steps to reduce conflicts between our owned retail stores and our independent retailers, the implementation of these elements of our strategy has in the past been, and may in the future be, construed by some of our existing independent retailers as an effort to compete with them. In certain cases, this has adversely affected their relationship with us and caused them to decrease or cease their purchases of our products. These issues may continue to arise as we pursue our growth strategy. In addition, significant barriers to entry created by local heritage, community presence and tradition characterize the granite memorial retail industry. Consequently, we have experienced and may continue to experience difficulty replacing retailers or entering particular retail markets in the event of a loss of an independent retailer. We cannot assure you we will be able to maintain our existing relationships or establish new relationships with independent retailers. Disruption in our relationships with independent retailers could impede our sales growth or cause sales to decline, which would adversely affect our business and financial results.

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

The terms of our credit facility with CIT restrict our ability to, among other things, consummate asset sales, participate in mergers, incur additional debt, pay dividends, repurchase stock or make investments or guarantees. The terms also contain covenants that require us to meet financial tests, including a minimum Operating Cash Flow to Debt Service Ratio and a maximum Total Liabilities to Net Worth Ratio, in order to continue to borrow under the facility and avoid a default that might lead to an early termination of the facility. The terms of this credit facility, including these covenants, are generally described above in this Item 7 under the caption "Liquidity and Capital Resources-Capital Resources-CIT Credit Facility.

As described under such caption, we have been and were as of December 31, 2004, in violation of the minimum Operating Cash Flow to Debt Service Coverage Ratio, but were granted a waiver allowing us to exclude certain expenditures from our calculation of EBITDA and capital expenditures in the fourth quarter of 2004 and thereby comply with this covenant at December 31, 2004. Also as described under such caption, the waiver includes modifications to the minimum Operating Cash Flow to Debt Service Coverage Ratio in 2005 based on our projections. For the period ended April 2, 2005, we were in violation of the modified covenant levels.  We have received a waiver of compliance for the period ended April 2, 2005.  Due to the large shortfall in EBITDA for the first quarter of 2005, we may not be in compliance with our loan covenants in future quarters. Accordingly, we cannot provide assurances that we will be able to maintain compliance with this or other covenants in our loan facility or that we will continue to receive waivers of any non-compliance. The Company and its lenders have opted not to adjust the required trailing twelve-month covenant levels for the balance of 2005 at this time, however the Company believes it is probable that it will either be in compliance with those covenants or will be able to cure any default under those covenants through additional waivers or amended covenants as we enter our normally profitable quarters during the balance of the year. While we currently maintain excellent relations with our lenders, if we are unable to comply with the financial or other covenants of our loan facility and do not receive waivers of our non-compliance, we may be unable to borrow additional amounts under the facility could be accelerated and become due and payable immediately, which would adversely affect our liquidity and our business and operations.

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

Our internal controls may not be adequate. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we assess and report on our internal control over financial reporting, beginning with our Annual Report on Form 10-K for the year ending December 31, 2006. In addition, our independent registered public accounting firm must audit and report on, management's assessment of our internal controls over financial reporting. We are in the process of documenting and testing our system of internal controls to provide the basis for our report. However, at this time, due to the ongoing evaluation and testing, no assurance can be given that there may not be significant deficiencies or material weaknesses in our internal control over financial reporting that would be required to be reported. Accordingly, we cannot assure you that we or out independent registered public accounting firm will be able to report that our internal controls over financial reporting are effective. In this event, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the market value of our Class A Common Stock.

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

Holders of the Common Stock are entitled to receive such dividends as may be legally declared by the board of directors and, in the event of dissolution and liquidation, to receive the net assets of the Company remaining after payment of all liabilities, in proportion to their respective holdings. On February 9, 2005, the Board of Directors declared a dividend of $.025 per share of common stock, payable on March 15, 2005 to holders of record as of February 21, 2005. On May 10, 2005, the Board of Directors declared a dividend of $.025 per share of common stock, payable on June 16, 2005 to holders of record as of May 26, 2005.

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

	10.1	Waiver Letter dated May 12, 2005.

	31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports Submitted on Form 8-K:

On January 4, 2005, the Registrant filed a report on Form 8-K pursuant to Item 1.01 (Entry into a Material Definitive Agreement), Item 8.01 (Other Events) and Item 9.01 (Financial Statements and Exhibits) to report it had executed the Ninth Amendment to its Financing Agreement with its lender, The CIT Group/Business Credit, and that its credit facility had been increased from $30 million to $50 million. The Registrant also reported it had entered into a consulting agreement with Richard C. Kimball, a director of the Company and Vice Chairman of the Board.

On February 1, 2005, the Registrant filed a report on Form 8-K pursuant to Item 8.01 (Other Events) and Item 9.01 (Financial Statements and Exhibits) to announce the unexpected passing of Douglas M. Schair, a Director of the Company and one of its largest shareholders.

On February 11, 2005, the Registrant filed a report on Form 8-K pursuant to Item 1.01 (Entry into a Material Definitive Agreement) and Item 8.01 (Other Events) to report that on February 9, 2005, the Compensation Committee of the Board of Directors of the Company determined respective bonus amounts for 2004, and increased the respective base salaries for 2005, to be paid to certain officers. The Registrant also announced the Board of Directors of the Company had declared a quarterly cash dividend of $0.025 for each share of common stock, payable on March 15, 2005 to stockholders of record on February 21, 2005.

On February 18, 2005, the Registrant filed a report on Form 8-K pursuant to Item 1.01 (Entry into a Material Definitive Agreement), Item 8.01 (Other Events) and Item 9.01 (Financial Statements and Exhibits), to report on February 15, 2005, the Company signed an Asset Purchase Agreement and completed the purchase of the real and personal property comprising the Rockwell Quarry Company, for $3.5 million. The Registrant also reported on February 16, 2005, the Company had signed an Asset Purchase Agreement and completed the purchase of the combined business operations of McColly Memorials, Inc., Enterline Monument, Inc. and Shetler Memorials, Inc. (collectively, the "McColly Group") for a total purchase price of $625,000.

On February 24, 2005, the Registrant filed a report on Form 8-K pursuant to Item 2.02 (Results of Operations and Financial Condition), Item 5.02 (Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers) and Item 9.01 (Financial Statements and Exhibits) to announce its results of operations for the year ended December 31, 2004. The Registrant also reported Jon M. Gregory, President and Chief Operating Officer of the Company's Quarry Division, had advised the Company he would be retiring as of March 31, 2006. The Company has designated Douglas M. Goldsmith, currently the Senior Vice President/Chief Financial Officer of the Company, to assume Mr. Gregory's responsibilities as of December 31, 2005.

On March 21, 2005, the Registrant filed a report on Form 8-K pursuant to Item 1.01 (Entry into a Material Definitive Agreement) and Item 9.01 (Financial Statements and Exhibits) to report the Company had signed a letter from its lenders, the CIT Group/Business Credit and Chittenden Trust  Company (the "Waiver Letter") pursuant to which CIT and Chittenden waived compliance with certain financial covenants contained in the Financing Agreement dated December 17, 1997, as amended, and modified those covenants for 2005.

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ROCK OF AGES CORPORATION

Dated: May 17, 2005	By: /s/ Douglas S. Goldsmith Douglas S. Goldsmith Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Number	Exhibits

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

10.1	Waiver Letter dated May 12, 2005.

31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Managements Discussion and Analysis of Financial Condition and Results of Operations
Quantitative and Qualitative Disclosure About Market Risk
Controls and Procedures
Legal Proceedings
Other Information
Exhibits and Reports on Form 8-K
SIGNATURE