Form 10-K/A
ROCK OF AGES CORP
filed 2005-05-25
CIK 84581

Click here to go to the Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE: This amendment to Form 10-K has been filed by the registrant to amend the Annual Report on Form 10-K filed by the registrant on March 30, 2005, solely for the purpose of correcting certain information in Part III, Item 11, footnotes (1), (2) and (3) on Page 35.

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

(2)

For 2004, includes $85,000 and $15,000 of bonus paid in 2004 on account of 2003 results, earn but deferred at the election of Mr. Swenson pursuant to the Rock of Ages Key Employees Deferred Salary Plan ("Deferred Salary Plan"). For 2003, includes $70,000 of salary and $30,000 of bonus paid in 2003 on account of 2002 results, deferred at the election of Mr. Swenson under the Deferred Salary Plan. For 2002, includes $60,000 of salary deferred at the election of Mr. Swenson under the Deferred Salary Plan.

(3)

For 2004, Includes $85,000 of salary and $15,000 of bonus paid in 2004 on account of 2003 results, earned but deferred at the election of Mr. Kimball pursuant to the Deferred Salary Plan. For 2003, includes $50,000 of salary and $30,000 of bonus paid in 2003 on account of 2002 results, deferred at the election of Mr. Kimball. For 2002, includes $40,008 of salary deferred at the election of Mr. Kimball under the Deferred Salary Plan.

(4)	Includes $40,008 of salary for 2004 earned but deferred by Mr. Gregory pursuant to the Deferred Salary Plan.

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

Date: May 25, 2005

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