Form 10-Q
period 2005-07-02
ROCK OF AGES CORP
filed 2005-08-16
CIK 84581

Click here to go to the Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

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

As of August 10, 2005, 4,660,800 shares of Class A Common Stock, par value $0.01 per share, and 2,738,596 shares of Class B Common Stock, par value $0.01 per share, of Rock of Ages Corporation were outstanding.

ROCK OF AGES CORPORATION

INDEX

Form 10-Q for the Quarterly Period
Ended July 2, 2005

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Rock of Ages Corporation ("Rock of Ages" or the "Company") to differ materially from those contained in such statements. All statements other than statements of historical fact could be deemed forward-looking statements, and may include projections of revenue, gross profit, expenses, earnings or losses from operations or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions may include the challenge of continuing to build and grow Rock of Ages' retail distribution systems through strategic alliances, retail acquisitions, independent retailers and new store openings; uncertainties involving quarry yields and demand for Rock of Ages' dimension stone; the ability to meet bank covenants or receive waivers for such covenants; and other risks and uncertainties described herein, including, but not limited to the items discussed in "Risk Factors That May Affect Future Results" in Item 2 of this report, and that are otherwise described from time to time in Rock of Ages' reports filed with the Securities and Exchange Commission reports filed after this report.

We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statement

ROCK OF AGES CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in thousands)
(Unaudited)

	July 2,	December 31,
	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$2,796	$4,298
Trade receivables, net	14,560	15,017
Inventories	25,699	23,858
Current and deferred tax assets	—	708
Due from affiliates	318	265
Other current assets	3,754	4,528

Total current assets	47,127	48,674

Property, plant and equipment, net	51,219	46,130
Cash surrender value of life insurance, net	743	743
Goodwill	700	163
Other intangibles, net	650	388
Deferred tax assets	—	6,740
Intangible pension asset	739	739
Long-term investments	4,106	4,112
Due from affiliates	54	66
Other	744	822

Total assets	$106,082	$108,577

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under line of credit	$15,448	$7,287
Current installments of long-term debt	312	36
Current installments of deferred compensation	366	372
Accounts payable	1,851	2,433
Accrued expenses	5,073	4,234
Customer deposits	9,239	8,173

Total current liabilities	32,289	22,535

Long-term debt, excluding current installments	19,352	16,289
Deferred compensation	6,802	6,620
Accrued pension cost	2,217	1,993
Deferred tax liability	29	30
Other	989	924

Total liabilities	61,678	48,391

Commitments
Stockholders' equity:
Preferred stock - $.01 par value;
2,500,000 shares authorized
No shares issued or outstanding	—	—
Common Stock - Class A, $.01 par value;
30,000,000 shares authorized 4,660,800
and 4,694,800 shares issued and outstanding as of July 2, 2005 and December 31, 2004, respectively	47	47
Common Stock - Class B, $.01 par value;
15,000,000 shares authorized
2,738,596 and 2,700,596 shares issued and outstanding as of July 2, 2005 and December 31, 2004, respectively	27	27
Additional paid-in capital	65,921	66,267
Accumulated deficit	(20,387)	(5,288)
Accumulated other comprehensive loss	(1,204)	(867)

Total stockholders' equity	44,404	60,186

Total liabilities and stockholders' equity	$106,082	$108,577

**SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
( in thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

Net Revenues:
Quarrying	$5,870	$9,455	$9,435	$13,987
Manufacturing	7,704	6,323	10,554	9,555
Retailing	14,108	12,256	18,163	16,654

Total net revenues	27,682	28,034	38,152	40,196

Gross Profit:
Quarrying	1,660	4,280	783	4,630
Manufacturing	2,626	2,032	2,825	2,676
Retailing	7,831	7,271	9,660	9,474

Total gross profit	12,117	13,583	13,268	16,780

Operating Expenses:
Selling, general and administrative expenses:
Quarrying	852	860	1,746	1,702
Manufacturing	1,276	952	2,483	1,809
Retailing	6,771	5,591	12,858	10,169
Corporate overhead	1,429	1,312	2,795	2,603

Total SG&A expenses	10,328	8,715	19,882	16,283
Adverse judgment and legal expenses	—	6,500	—	6,500

Total Operating Expenses	10,328	15,215	19,882	22,783

Income (loss) from continuing operations before interest and income taxes	1,789	(1,632)	(6,614)	(6,003)

Interest expense	428	125	745	261

Income (loss) from continuing operations before income taxes	1,361	(1,757)	(7,359)	(6,264)

Income tax expense (benefit)	9,505	(721)	7,740	(1,841)

Loss from continuing operations	(8,144)	(1,036)	(15,099)	(4,423)
Discontinued operations, net of income taxes	—	(14)	—	(52)

Net loss	$(8,144)	$(1,050)	$(15,099)	$(4,475)

Net loss per share - basic:
Net loss from continuing operations	$(1.10)	$(0.14)	$(2.04)	$(0.61)
Discontinued operations, net of income taxes	0.00	0.00	0.00	(0.01)

Net loss per share	$(1.10)	$(0.14)	$(2.04)	$(0.62)

Net loss per share - diluted
Net loss from continuing operations	$(1.10)	$(0.14)	$(2.04)	$(0.61)
Discontinued operations, net of income taxes	0.00	0.00	0.00	(0.01)

Net loss per share	$(1.10)	$(0.14)	$(2.04)	$(0.62)

Weighted average number of common shares outstanding - basic	7,399	7,281	7,398	7,247
Weighted average number of common shares outstanding - diluted	7,399	7,281	7,398	7,247

**SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Six Months Ended
	July 2,	July 3,
	2005	2004

Cash flows from operating activities:
Net loss	$(15,099)	$(4,475)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	2,285	1,774
Deferred taxes	7,447	(3)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	457	246
Due from related parties	(35)	(39)
Inventories	(1,425)	(685)
Other assets	807	(811)
Trade payables, accrued expenses and income taxes	256	(1,879)
Customer deposits	845	2,461
Deferred compensation and pension	465	366
Accrued adverse judgment	—	6,500
Other liabilities	—	(5)

Net cash provided by (used in) operating activities	(3,997)	3,450

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,315)	(3,841)
Acquisitions, net of cash acquired	(4,135)	—
Purchases of long-term investments	—	(3,650)
Collection of note receivable	—	5,250

Net cash used in investing activities	(8,450)	(2,241)

Cash flows from financing activities:
Net borrowings (repayments) under lines of credit	8,161	(4,751)
Principal payments on long-term debt	(161)	(21)
Borrowings on long-term debt	3,500	3,500
Stock options exercised	24	747
Dividends paid on common stock	(370)	(290)

Net cash provided by (used in) financing activities	11,154	(815)

Effect of exchange rate changes on cash	(209)	(133)

Net increase (decrease) in cash and cash equivalents	(1,502)	261

Cash and cash equivalents, beginning of period	4,298	3,227

Cash and cash equivalents, end of period	$2,796	$3,488

Supplemental cash flow information:
Cash paid during the period for:
Interest	$730	$261
Income Taxes	$506	$177

Supplemental disclosure of non-cash investing and financing activities:
Acquisitions:
Assets acquired	$4,356	$—
Liabilities assumed	(221)	—
Common stock issued	—	—
Cash paid	4,135	—
Less cash acquired	—	—

Net cash paid for acquisitions	$4,135	$—

 **SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

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

The Company's fiscal year ends on December 31 and its fiscal quarters are the 13-week periods ending on the Saturday nearest March 31, June 30 and September 30. The first and fourth quarter may be more or less than 13 weeks, by 1 to 6 days, which can affect comparability between periods.

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

Operating results from the Autumn Rose Quarry for the three and six months ended July 3, 2004 were as follows (in thousands):

	Three Months Ended	Six Months Ended
	July 3,	July 3,
	2004	2004

Autumn Rose Quarry
Net Sales	$—	$35
Gross Profit	(18)	(65)
Pretax loss	(18)	(65)
Income tax benefit	(4)	(13)
Net loss	(14)	(52)

(3)	Stock Based Compensation

The Company has adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" which is an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock plans, whereby no stock compensation expense has been recorded for the periods presented.  If the Company had elected to recognize compensation cost for options granted under its stock plans based upon the fair value at the grant dates of such options, consistent with the method prescribed by SFAS No. 123, net loss and net loss per share would have been changed to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

Net loss, as reported	$(8,144)	$(1,050)	$(15,099)	$(4,475)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(143)	(72)	(260)	(144)

Net loss, pro forma	$(8,287)	$(1,122)	$(15,359)	$(4,619)

Net loss per share, as reported	$(1.10)	$(0.14)	$(2.04)	$(0.62)
Net loss per share, pro forma	$(1.12)	$(0.15)	$(2.08)	$(0.64)

Net loss per share - assuming dilution, as reported	$(1.10)	$(0.14)	$(2.04)	$(0.62)
Net loss per share - assuming dilution, pro forma	$(1.12)	$(0.15)	$(2.08)	$(0.64)

The fair value of each option grant is estimated on the date of the grant. The per share weighted average fair value of stock options granted throughout 2004 was $5.48 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 4.34%; dividend yield of 0%; expected volatility of 74%, and expected lives of six (6) years. The per share fair value of stock options granted in the second quarter of 2005 was $4.53 on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 3.86%; dividend yield of 1.7% per year; expected volatility of 109%, and expected lives of seven (7) years. Because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single value of its options and may not be representative of the future stock price of the Company.

(4)	Inventories

	July 2,	December 31,
Inventories consist of the following (in thousands):	2005	2004

Raw materials	$13,323	$12,485
Work-in-process	1,703	1,247
Finished goods and supplies	10,673	10,126

	$25,699	$23,858

(5)	Earnings Per Share

The following is a reconciliation of shares used in calculating basic and diluted earnings per share (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

Basic weighted average shares	7,399	7,281	7,398	7,247
Effect of dilutive stock options	—	—	—	—
Diluted weighted average shares	7,399	7,281	7,398	7,247

Options to purchase 544,000 and 484,167 shares of Class A common stock were outstanding at July 2, 2005, and July 3, 2004, respectively, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

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

The retailing segment sells granite and other types of memorials and other memorialization related products at various locations throughout the United States.

The other segment includes unallocated corporate overhead, the Eurimex adverse judgment and legal expenses and the impairment of the note receivable. The Company reports the salaries and benefits of its chief executive officer, chief financial officer, general counsel and other employees and expenses that cannot be accurately allocated to a particular segment as unallocated corporate overhead.

Inter-segment revenues are accounted for as if the sales were to third parties and then eliminated in consolidation.

 The following is the unaudited segment information for the three and six-month periods ended July 2, 2005 and July 3, 2004 (in thousands):

 Three-month period:

2005	Quarrying	Manufacturing	Retailing	Other	Total

Total net revenues	$6,865	$11,058	$14,108	$—	$32,031
Inter-segment net revenues	(995)	(3,354)	—	—	(4,349)

Net revenues	5,870	7,704	14,108	—	27,682

Total gross profit	1,860	2,668	7,589	—	12,117
Inter-segment gross profit	(200)	(42)	242	—	—

Gross profit	1,660	2,626	7,831	—	12,117

Selling, general and administrative expenses	852	1276	6,771	1,429	10,328
Adverse judgment and legal expenses	—	—	—	—	—

Total operating expenses	852	1,276	6,771	1,429	10,328

Income (loss) from continuing operations before interest and taxes	$808	$1,350	$1,060	$(1,429)	$1,789

2004	Quarrying	Manufacturing	Retailing	Other	Total

Total net revenues	$10,435	$8,688	$12,256	$—	$31,379
Inter-segment net revenues	(980)	(2,365)	—	—	(3,345)

Net revenues	9,455	6,323	12,256	—	28,034

Total gross profit	4,609	1,932	7,042	—	13,583
Inter-segment gross profit	(329)	100	229	—	—

Gross profit	4,280	2,032	7,271	—	13,583

Selling, general and administrative expenses	860	952	5,591	1,312	8,715
Adverse judgment and legal expenses	—	—	—	6,500	6,500

Total operating expenses	860	952	5,591	7,812	15,215

Income (loss) from continuing operations before interest and taxes	$3,420	$1,080	$1,680	$(7,812)	$(1,632)

Six-month period:

2005	Quarrying	Manufacturing	Retailing	Other	Total

Total net revenues	$10,839	$15,517	$18,163	$—	$44,519
Inter-segment net revenues	(1,404)	(4,963)	—	—	(6,367)

Net revenues	9,435	10,554	18,163	—	38,152

Total gross profit	987	2,989	9,292	—	13,268
Inter-segment gross profit	(204)	(164)	368	—	—

Gross profit	783	2,825	9,660	—	13,268

Selling, general and administrative expenses	1,746	2,483	12,858	2,795	19,882
Adverse judgment and legal expenses	—	—	—	—	—

Total operating expenses	1,746	2,483	12,858	2,795	19,882

Income (loss) from continuing operations before interest and taxes	$(963)	$342	$(3,198)	$(2,795)	$(6,614)

2004	Quarrying	Manufacturing	Retailing	Other	Total

Total net revenues	$15,518	$13,604	$16,654	$—	$45,776
Inter-segment net revenues	(1,531)	(4,049)	—	—	(5,580)

Net Revenues	13,987	9,555	16,654	—	40,196

Total gross profit	4,961	2,766	9,053	—	16,780
Inter-segment gross profit	(331)	(90)	421	—	—

Gross profit	4,630	2,676	9,474	—	16,780

Selling, general and administrative expenses	1,702	1,809	10,169	2,603	16,283
Adverse judgment and legal expenses	—	—	—	6,500	6,500

Total operating expenses	1,702	1,809	10,169	9,103	22,783

Income (loss) from continuing operations before interest and taxes	$2,928	$867	$(695)	$(9,103)	$(6,003)

Net revenues by geographic area are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

Net revenues (1):
United States	$24,805	$25,315	$34,140	$36,240
Canada	2,765	2,540	3,750	3,525
Ukraine	112	179	262	431

Total net revenues	$27,682	$28,034	$38,152	$40,196

(1)	Net revenues are attributed to countries based on where product is produced.

Long-lived assets by geographic area are as follows (in thousands):

	July 2,	December 31,
	2005	2004

Long-lived assets:
United States	$47,398	$42,495
Canada	3,735	3,635
Luxembourg	86	—

	$51,219	$46,130

(7)	Comprehensive Income (Loss)

Comprehensive income (loss) consists of net loss and foreign currency translation adjustment, and a minimum pension liability adjustment. Comprehensive income (loss) for the three and six month periods ended July 2, 2005 and July 3, 2004 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

Net loss	$(8,144)	$(1,050)	$(15,099)	$(4,475)
Other comprehensive loss:
Foreign currency translation adjustment	(198)	(57)	(337)	(217)

Comprehensive loss	$(8,342)	$(1,107)	$(15,436)	$(4,692)

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Loss

Balance at December 31, 2004	$1,379	$(2,246)	$(867)
Changes in 2005	(337)	—	(337)

Balance at July 2, 2005	$1,042	$(2,246)	$(1,204)

(8)	Components of Net Periodic Benefit Cost (in thousands)

	Three Months Ended July 2, 2005 and July 3, 2004

	NON-UNION PENSION BENEFITS		DEFERRED COMPENSATION BENEFITS		OTHER BENEFITS

	2005	2004	2005	2004	2005	2004

Service cost	$182	$156	$73	$43	$4	$5
Interest cost	326	320	83	79	30	28
Expected return on plan assets	(356)	(340)	—	—	—	—
Amortization of prior service costs	35	35	32	17	26	20
Amortization of net loss	49	29	—	—	—	—

Net periodic benefit cost	$236	$200	$188	$139	$60	$53

	Six Months Ended July 2, 2005 and July 3, 2004

	NON-UNION PENSION BENEFITS		DEFERRED COMPENSATION BENEFITS		OTHER BENEFITS

	2005	2004	2005	2004	2005	2004

Service cost	$364	$312	$146	$86	$8	$10
Interest cost	652	640	166	158	60	56
Expected return on plan assets	(712)	(680)	—	—	—	—
Amortization of prior service costs	70	70	64	34	52	40
Amortization of net loss	98	58	—	—	—	—

Net periodic benefit cost	$472	$400	$376	$278	$120	$106

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2004 it expected to contribute $945,000 to the defined benefit pension plan during 2005. As of July 2, 2005, $236,000 has been contributed with plans to contribute $118,000 a month for the remainder of the year.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB No. 20 “Accounting Changes”, and FASB Statement No. 3, “Reporting Changes in Interim Financial Statements”. The Statement changes the accounting for, and reporting of, a change in accounting principle. It requires retrospective application to prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS No. 154 will have a material impact on its financial statements.

(10)	Credit Facility

We have a credit facility with CIT that consists of an acquisition term loan line of credit of up to $30 million and a revolving credit facility of up to another $20 million based on eligible accounts receivable, inventory and certain fixed assets. As of July 2, 2005, we had $19.4 million outstanding and $10.6 million available under the term loan line of credit and $15.4 million outstanding and $4.6 million available under the revolving credit facility. The agreement contains certain covenants for a minimum Operating Cash Flow to Debt Service Ratio and a limit on the Total Liabilities to Net Worth Ratio of the Company.

The facility requires the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA) less taxes and capital expenditures to the sum of interest and scheduled debt repayments be at least 1.25 for any trailing twelve-month period at the end of a quarter. Primarily as a result of significant Eurimex expenses, the Company has been in violation of this covenant and has received waivers, which primarily allow the Company to exclude those expenses from the covenant calculation. As of July 2, 2005, we were in violation of this amended covenant primarily as a result of poor operating results. The Company has received a waiver allowing us to be in compliance with our credit facility at July 2, 2005. The Company and its lenders have agreed to adjust the required covenant levels for the balance of 2005 and 2006, and the Company believes it is probable that it will be in compliance with those adjusted covenants. Therefore, we continue to classify the term debt as long-term on our Consolidated Balance Sheet at July 2, 2005. The Company has agreed to pay an additional 25 basis points on the outstanding balances on both the revolving credit facility and the term loan until the Company’s trailing twelve month coverage ratio is equal to or greater than 1.25.

The facility also requires that the ratio of the Company's total liabilities to net worth not exceed 2.0. As of July 2, 2005, the Company was in compliance with this covenant as our total liabilities to net worth ratio was 1.41.

(11)	Acquisitions

In February 2005, we acquired McColly Memorials, a memorial retailer, with four (4) locations in the Pittsburgh, Pennsylvania area, for a net purchase price of $554,000. The acquisition was accounted for by the purchase method of accounting. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by management based on information currently available and on current assumptions as to future operations. We recorded property, plant and equipment of $291,000, inventory and work in process of $329,000 and a liability for customer deposits of $221,000, which has resulted in $155,000 of cost in excess of net assets acquired, which was entirely assigned to goodwill.

In February 2005, we acquired the land and equipment comprising the Rockwell White quarry in Rockwell, North Carolina for a purchase price of $3.5 million. The acquisition was accounted for by the purchase method of accounting. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by management based on information currently available and on current assumptions as to future operations. We evaluated the intangible assets and determined that the customer list had a value of $310,000. We recorded property, plant and equipment of $870,000, inventory of $87,000 and granite reserves of $1.9 million, with the excess of the purchase price of $382,000 assigned to goodwill.

(12) Valuation of Deferred Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the current and deferred tax assets will not be realized. The ultimate realization of current and deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. This assessment is made each reporting period. At the end of the second quarter, based on the recent levels of historical taxable income and projections for future taxable income, the Company believes it is not more likely than not that it will generate the required taxable income to fully realize the benefit of the net U.S. deferred tax assets.  As such, we have adjusted our valuation allowance against the deferred tax assets to fully reserve for the entire net U.S. deferred tax asset which resulted in a charge to tax expense of $9,194,000 in the current period.

(13)	Dividend Declaration

On May 10, 2005, the Board of Directors declared a dividend of $.025 per share of common stock, payable on June 16, 2005 to holders of record as of May 26, 2005.

(14)	Subsequent Events

On August 4, 2005, the Board of Directors declared a dividend of $.025 per share of common stock, payable on September 15, 2005 to holders of record as of August 24, 2005.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Rock of Ages is an integrated quarrier, manufacturer, distributor and retailer of granite blocks and products manufactured from granite. During 2005, we had three business segments, quarrying, manufacturing, and retail. The quarry division sells granite blocks, the raw material inventory of the granite industry, both to the manufacturing division and to outside manufacturers, as well as to customers outside North America. The manufacturing division's principal product is granite memorials, used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications. The retail division primarily sells granite memorials and related products and services directly to consumers.

Our quarry group continued to have a difficult year in the second quarter of 2005 compared to the same period last year largely as a result of continued decline in export shipments primarily to our customers in China.  The largest shortfall came from our Salisbury Pink and Gardenia White quarries in North Carolina and our Bethel White quarry in Vermont where shipments are down due to higher inventories in the supply chain as well as what we believe are more restrictive credit policies for our customers in China.  Recently, we have seen some improvement in scheduled inspections of blocks by our customers and anticipate some recovery of export shipments in the balance of 2005.  Results from our other, primarily domestic, quarries are down slightly from last year due in part to short-term demand fluctuations as well as some longer-term negative trends from imported granites.  We continue to aggressively market our products in the US and abroad and continue to take whatever cost cutting measures are necessary to adjust to market conditions.

The manufacturing division had a very strong second quarter of 2005 due primarily to increased revenues from large mausoleums whose shipment had been delayed in the first quarter of 2005 due to customer delays and/or cemetery delays.  Demand for these and other large memorial projects remains strong and has offset the decline in orders and shipments relating to the lower end memorials from authorized retailers.  We have increased our Sales General and Administrative (SG&A) expenses in an effort to grow the business with our authorized retailer base, including adding new authorized retailers and continue to assess the effectiveness of this program.

The retail segment had stronger second quarter revenue compared to last year, with the first increase in second quarter revenue and year to date revenue through six months in several years, reversing the revenue decline in the first quarter of 2005.  We are pleased that the numerous new programs, incentives and other efforts of the Memorials Group appear to be effective in achieving solid revenue growth.  Our gross margins declined somewhat primarily due to the mix of product sold reflecting, in part, the program changes implemented this year. We are addressing this mix issue with our sales force.  We were also disappointed with the level of SG&A spending year-to-date that was required to implement these programs and will be aggressively implementing steps in the months ahead to improve SG&A productivity.

Critical Accounting Policies

General

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles (GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Management has discussed the development, selection and disclosure of these estimates with the Audit Committee and our independent auditors. Actual results may differ from these estimates.

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

The granite we quarry is sold both to outside customers and used by our manufacturing group. Our quarry division recognizes revenue from sales of granite blocks to outside customers when the granite is shipped from the quarry except as described below. We provide a 5% discount for domestic customers if payment is made within 30 days of purchase, except in the case of December terms described below. Sales to foreign customers are typically secured by a letter of credit.

At our Barre, Vermont quarries, we allow customers to purchase granite blocks and request that we store the blocks for them. Many of our customers do not have adequate storage space at their facilities and want to ensure an adequate supply of blocks, especially when the Barre quarries are closed from mid-December through mid-March because of weather. Our quarry division recognizes revenue from blocks purchased at the Barre quarries when the customer selects and identifies the block at the quarry site, when their name is printed on the block at their request and when the customer requests the block be stored for them on our property when they have significant business reasons to do so. At that time, the block is removed from our inventory; and title along with the risk of loss passes to the buyer. At that point the customer is invoiced and normal payment terms apply, except in the case of December terms described below. Granite blocks owned by customers remain on our property for varying periods of time after title passes to the buyer. We retain a delivery obligation using our trucks. However, we consider the earnings process substantially complete because the cost of delivery service is inconsequential (less than 3%) in relation to the selling price. Further, under industry terms of trade, title passes and the payment obligation is established when the block is identified at the quarry.

Each December, we offer special December payment terms to our Barre quarries' customers. As noted above, from approximately mid-December to approximately mid-March, our Barre quarries are closed due to weather. During this time, the quarry customers' manufacturing plants remain open, and many prefer to ensure they own blocks of a size and quality selected by them prior to the quarries' closure. All blocks purchased in December are invoiced on or about December 31 and, at that time, the blocks are removed from inventory, the customer's name is printed on the blocks, and title and risk of loss passes to the buyer. Payment terms are one-third of the invoice amount on January 15, one-third on February 15, and one-third on March 15. The program provides essentially the normal 30-day payment terms during the months when the Barre quarries are closed notwithstanding the customer purchases a three-month supply in December and makes payments over 90 days. Customers need not use these special December terms and may buy from inventory during the closure period on a first-come, first-served basis with the normal 30-day payment terms.

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

We have entered into arrangements whereby we have accepted promissory notes as partial or full payment for certain transactions, particularly the sale of operations. Such notes have varying terms with principal and interest paid to the Company over a period of generally not more than 5 years. While most notes are secured by an interest in real property and/or assets, management must make estimates and judgments as to the collectibility of such promissory notes. Such judgments depend on many factors including current and future economic conditions, the financial condition of the debtor as well as our estimate of the net realizable value of the security interest securing the note. We believe we have accurately assessed the collectibility of these assets, however, the above factors and other factors may cause our accounting estimates concerning the collectibility of the notes to change and future operating results could be materially impacted.

Valuation of deferred income taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not some portion or all of the current and deferred tax assets will not be realized. The ultimate realization of current and deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In the three-month period ended July 2, 2005, the Company made the determination that, based on the results of the previous three years coupled with our projected current year operating loss and the guidance in Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”, we cannot now estimate, at this time, that it is more likely than not that we can generate the required U.S. taxable income to fully realize the benefit of the net U.S. deferred tax assets the Company has generated over the years.  As such, we have adjusted our valuation allowance against the deferred tax assets to fully reserve for the entire net U.S. deferred tax asset which resulted in a significant charge to tax expense in the current period. We will continue to assess the valuation allowance on a regular basis and may reduce the valuation allowance if and/or when the Company has taxable income from its U.S. operations in the future.

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

	Three Months Ended				Six Months Ended
	July 2,		July 3,		July 2,		July 3,
	2005		2004		2005		2004

Statement of Operations Data:
Net Revenues:
Quarrying	21.2%		33.7%		24.7%		34.8%
Manufacturing	27.8%		22.6%		27.7%		23.8%
Retailing	51.0%		43.7%		47.6%		41.4%

Total net revenues	100.0%		100.0%		100.0%		100.0%

Gross Profit:
Quarrying	28.3%		45.3%		8.3%		33.1%
Manufacturing	34.1%		32.1%		26.8%		28.0%
Retailing	55.5%		59.3%		53.2%		56.9%

Total gross profit	43.8%		48.5%		34.8%		41.7%

Operating Expenses:
Selling, general and administrative:
Quarrying	14.5%		9.1%		18.5%		12.2%
Manufacturing	16.6%		15.1%		23.5%		18.9%
Retailing	48.0%		45.6%		70.8%		61.1%
Corporate Overhead	5.2%		4.7%		7.3%		6.5%

Total SG&A expenses	37.3%		31.1%		52.1%		40.5%
Adverse Judgment and legal expenses	—		23.2%		—		16.2%

Total operating expenses	37.3%		54.3%		52.1%		56.7%

Income (loss) from continuing operations before interest and income taxes	6.5%		(5.8%	)	(17.3%	)	(15.0%	)

Interest expense	1.6%		0.4%		2.0%		0.6%

Income (loss) from continuing operations before income taxes	4.9%		(6.2%	)	(19.3%	)	(15.6%	)

Provision for income taxes	34.3%		(2.6%	)	20.3%		(4.6%	)

Income (loss) from continuing operations	(29.4%	)	(3.6%	)	(39.6%	)	(11.0%	)

Discontinued operations, net of income taxes	—		0.0%		—		(0.1%	)

Net income (loss)	(29.4%	)	(3.6%	)	(39.6%	)	(11.1%	)

Three Months Ended July 2, 2005 Compared to Three Months Ended July 3, 2004

On a consolidated basis for all segments for the three-month period ended July 2, 2005, compared to the same period in 2004, revenue decreased 1.3%, gross profit decreased 10.8% and total operating expenses, excluding the costs associated with the judgment and expenses in the Eurimex litigation, increased 18.5% for reasons discussed in detail in the segment analyses below.

Quarry Segment Analysis

Revenue in our quarry operations for the three-month period ended July 2, 2005 was down 37.9% from the three-month period ended July 3, 2004 primarily as a result of decreased shipments from our Salisbury Pink, Bethel White and Gardenia White quarries to overseas customers. Our export shipments declined as a result of several factors including our customers’ existing inventory levels as well as what we believe are credit restrictions in China.

Gross profit dollars from our quarry operations for the three-month period ended July 2, 2005 decreased 61.2% and gross profit as a percentage of revenue decreased from 45.3% of revenue to 28.3% of revenue compared to the three-month period ended July 3, 2004. The decreases in gross profit dollars and gross profit as a percentage of revenue were largely a result of some additional repair and maintenance expenses, absorption of additional expenses associated with the Rockwell quarry acquisition and lower operating efficiencies associated with the decrease in revenue.

SG&A costs in our quarry segment were essentially unchanged in the three-month period ended July 2, 2005 compared to last year.

Manufacturing Segment Analysis

Revenue in our manufacturing operations for the three-month period ended July 2, 2005 increased 21.8% from the three-month period ended July 3, 2004 as a result of strong shipments of mausoleums as well as an increase in shipments from our industrial products division which, together, more than offset a decline in shipments of other memorial products to our authorized retailers. Our backlog of mausoleum orders remains strong, however we have experienced a decline in orders for typical memorial products (i.e. not mausoleums) from our authorized retailers compared to the same period last year.  We continue to monitor and assess whether the programs we put in place to increase the business with our authorized retailers and attract new retailers to our brand program will ultimately be effective.

Gross profit dollars from the manufacturing group increased 29.2% and gross profit as a percentage of manufacturing revenue increased by 2.0 percentage points for the three-month period ended July 2, 2005 compared to the three-month period ended July 3, 2004. The significant increase in gross profit was primarily attributable to the increased proportion of shipments of mausoleums from our Barre manufacturing plant.

SG&A costs for the three-month period ended July 2, 2005 for the manufacturing group increased 34.0% compared to the three-month period ended July 3, 2004 primarily as a result of the additional people and programs put in place to expand our sales to current authorized retailers and to add new authorized retailers.

Retail Segment Analysis

Revenues in our retail operations for the three-month period ended July 2, 2005 increased 15.1% from the three-month period ended July 3, 2004. We believe the increase is a direct result of the modifications to our product mix, branding strategy, marketing plan, retail counselor compensation structure, pricing policy and other items.  Our order receipts in the current period increased $1.5 million or 15.1% over the same period last year and our backlog is down 14.2% compared to the backlog balance at July 3, 2004 as a result of increased sets in the cemetery in this year’s quarter.

Gross profit dollars from the retail operations increased 7.7% and gross profit as a percentage of revenue declined from 59.3% to 55.5% compared to the same three-month period as last year. Although gross profit dollars increased as a direct result of higher revenues, gross profit as a percentage of revenue declined due to several factors associated with the transition to our new marketing and branding programs.  We expect our gross margin as a percentage of revenue will increase as revenues increase, however we may see continued downward pressure on gross margins depending, primarily, on the average craftsmanship level consumers choose to purchase in our branded product line.

SG&A costs from our retail operations increased 21.1% for the three-month period ended July 2, 2005 compared to last year, and SG&A costs as a percentage of retail revenue increased 2.4 percentage points from the same period last year. The increase in SG&A was a result of the expenses associated with the various investments in people and programs related to changing  our product mix, branding strategy, marketing plan, retail counselor compensation structure, pricing policy, and other items.  Although we believe some of the expenses are for items we do not expect in future periods, our overall SG&A expenses represent a significant increase in effort and resources devoted to growing our retail business.

Consolidated Items

Unallocated Corporate overhead, consisting of operating costs not directly related to an operating segment, increased 8.9% for the three-month period ended July 2, 2005 compared to the three-month period ended July 3, 2004 primarily from executive searches as well as additional audit fees.

In the three-month period ended July 3, 2004 we recognized a $6.5 million expense associated with the Eurimex legal case, including the judgment and any legal or other related expenses. This case was concluded in 2004.

Interest expense increased 242.4%, to $428,000 for the three-month period ended July 2, 2005 compared to the three-month period ended July 3, 2004 as a result of the increase in debt as well as higher interest rates on our credit facilities. The increase in debt is due, in part to the Rockwell Quarry and the McColly retail operation acquisitions as well as our operating results and changes in working capital.

Income tax expense as a percentage of pre-tax income for the three-month period ended July 2, 2005 increased to 69.8%, or an expense of $9.5 million for 2005, from a benefit of 41%, or $721,000 for the same three-month period in 2004. In the three-month period ended July 2, 2005, the Company made the determination that, based on the results of the previous three years coupled with current year actual and projected operating results and the guidance in SFAS 109, we can not now estimate that the Company will more likely than not generate the required taxable income to fully realize the benefit of the net U.S. deferred tax assets the Company has generated over the years.  As such, we have adjusted our valuation allowance against the net U.S. deferred tax assets to fully reserve for the entire net U.S. deferred tax assets. This resulted in a charge to tax expense of $9,194,000 in the current period.  This action does not affect the cash taxes paid by the Company.  We will continue to assess the valuation allowance on a regular basis and may reduce the valuation allowance if and/or when the Company has taxable income from its U.S. operations in the future as required by SFAS 109.

Six Months Ended July 2, 2005 Compared to Six Months Ended July 3, 2004

On a consolidated basis for all segments for the six-month period ended July 2, 2005, compared to the same six-month period in 2004, revenue decreased 5.1%, gross profit decreased 20.9% and total operating expenses, excluding the costs associated with the judgment and expenses in the Eurimex litigation, increased 22.1% from the same six-month period last year for reasons discussed in detail in the segment analyses below.

Quarry Segment Analysis

Revenues in our quarry operations for the six-month period ended July 2, 2005 decreased 32.5% from the six-month period ended July 3, 2004 primarily as a result of a 70% decrease in shipments from our Salisbury Pink quarry, and to a lesser degree, a decrease in shipments from  Bethel White and Gardenia White quarries. Our export shipments from these quarries declined as a result of several factors including our customers’ existing inventory levels as well as credit restrictions in China.

Gross profit dollars from our quarry operations for the six-month period ended July 2, 2005 decreased 83.1% and gross profit as a percentage of revenue decreased from 33.1% of revenue to 8.3% of revenue.  The decreases in gross profit dollars and gross profit as a percentage of revenue were largely a result of some additional repair and maintenance expenses, absorption of additional expenses associated with a quarry acquisition and lower operational efficiencies associated with a decrease in revenue.

SG&A costs in our quarry segment increased 2.6% for the six-month period ended July 2, 2005. The increase in SG&A costs, in the six-month period ended July 2, 2005, are primarily a result of increased administrative salaries and other small miscellaneous expense increases.

Manufacturing Segment Analysis

Revenue in our manufacturing operations for the six-month period ended July 2, 2005 increased 10.5% from the six-month period ended July 3, 2004 as a result of increased shipments of mausoleums as well as an increase in shipments from our industrial products division.

Gross profit dollars from the manufacturing group increased 5.6% and gross profit as a percentage of manufacturing revenue decreased by 1.2 percentage points for the six-month period ended July 2, 2005 compared to the six-month period ended July 3, 2004. The decrease in gross profit is a result of significantly lower gross profits in the first quarter of 2005 which were not entirely overcome by the stronger gross profits of the second quarter.

SG&A costs for the six-month period ended July 2, 2005 for the manufacturing group increased 37.3% compared to the six-month period ended July 3, 2004 primarily as a result of the additional people and programs put in place to expand sales to the authorized retailer market. To date there have not been revenue increases sufficient to cover the additional costs incurred, and management is monitoring these expenditures on an ongoing basis.

Retail Segment Analysis

Revenue in our retail operations for the six-month period ended July 2, 2005 increased 9.1% from the six-month period ended July 3, 2004 We believe the increase is a direct result of modifications to our product mix, branding strategy, marketing plan, retail counselor compensation structure, pricing policy, and other items.  Our order receipts in the current period increased 3.9% over the same period last year and our backlog is down 14.2% compared to the backlog balance at July 3, 2004, primarily as a result of higher sets during the current period.

Gross profit dollars from the retail operations increased 2.0% and gross profit as a percentage of revenue decreased 3.7 percentage points compared to the same six-month period last year. Although gross profit dollars increased as a direct result of higher revenues, gross profit as a percentage of revenue declined due to several factors associated with the transition to our new marketing and branding programs.  We expect our gross margin as a percentage of revenue will increase as revenues increase, however we may see continued downward pressure on gross margins depending, primarily, on the average craftsmanship level of products sold.

SG&A costs from our retail operations increased 26.4% for the six-month period ended July 2, 2005 compared to the six-month period ended July 3, 2004 and SG&A costs as a percentage of retail revenue increased 9.7 percentage points from the same six-month period last year. The increase in SG&A was a result of the expenses associated with the various investments in people and programs related to changing our product mix, branding strategy, marketing plan, retail counselor compensation structure, pricing policy and other items.  Although we believe some of the expenses are for items we do not expect in future periods, our overall SG&A represents a significant increase in effort and resources devoted to growing our retail business.

Consolidated Items

Unallocated Corporate overhead increased 7.4% for the six-month period ended July 2, 2005 compared to the six-month period ended July 3, 2004 primarily from executive searches as well as additional audit fees.

In the six-month period ended July 3, 2004 we recognized a $6.5 million expense associated with the Eurimex legal case, including the judgment and any legal or other related expenses. This case was concluded in 2004.

Interest expense increased 185.4% to $745,000 for the six-month period ended July 2, 2005 compared to the six-month period ended July 3, 2004 as a result of the increase in debt and higher interest rates on our credit facilities. The increase in debt is due, in part, to the Rockwell Quarry and the McColly retail operation acquisitions as well as our operating results and changes in working capital.

Income tax expense as a percentage of pre-tax net loss for the six-month period ended July 2, 2005 increased to 105%, or an expense of $7.7 million for 2005, from a benefit of 29%, or $1.8 million for the same six-month period in 2004. In the six-month period ended July 2, 2005, the Company made the determination that, based on the results of the previous three years coupled with current year actual and projected operating results and the guidance in SFAS 109, we can not now estimate that the Company will more likely than not generate the required taxable income to fully realize the benefit of the net U.S. deferred tax assets the Company has generated over the years.  As such, we have adjusted our valuation allowance against the net U.S. deferred tax assets to fully reserve for the entire net U.S. deferred tax assets. This resulted in a charge to tax expense of $9,194,000 in the second quarter.  This action does not affect the cash taxes paid by the Company.  We will continue to assess the valuation allowance on a regular basis and may reduce the valuation allowance if and/or when the Company has taxable income from its U.S. operations in the future.

Liquidity and Capital Resources

We consider our liquidity to be adequate to meet our long and short-term cash requirements to fund operations and pursue our retail strategy. Historically, we have met these requirements primarily from cash generated by operating activities and periodic borrowings under the commercial credit facilities described below. Our operating results and changes in working capital in the first half of 2005 have required us to increase our borrowings under our revolving credit facility.  We are actively monitoring our cash requirements and adjusting those requirements as needed particularly with regard to acquisitions and capital spending.  We do not anticipate any requirements for additional financing in the next 12-18 months beyond what is available to us under our existing credit facilities.

In 2004, the funded status of our defined benefit pension plan decreased by approximately $1 million primarily as a result of a decrease in the discount rate used to calculate the pension benefit obligation from 6.25% to 5.79%. We have historically contributed between $800,000 and $1.0 million per year to the plan. We have contributed $236,000 to the plan through July 2, 2005 and expect to make additional contributions of $709,000 in the balance of 2005, which, we believe, we will be able to fund either from cash from operations or borrowing under our credit facilities.

Cash Flow.

At July 2, 2005, the Company had cash and cash equivalents of $2.8 million and working capital of $14.8 million, compared to $3.5 million and $26.8 million, at July 3, 2004. The decrease in working capital is primarily the result of the increase in the revolving credit facility.

Cash flows from Operations. Net cash used in operating activities was $4.0 million in the six-month period ended July 2, 2005 compared to cash provided by operating activities of $3.5 million in the same six-month period of 2004. The primary reason for the change is the lower earnings in 2005 coupled with higher inventory levels, which had the effect of decreasing cash from operations.

Cash flows from Investing Activities. Cash flows used in investing activities were $8.5 million in the six-month period ended July 2, 2005. Cash used in investing activities comes from either borrowings under our credit facilities or from operations. Capital spending was $4.3 million as a result of continued investment in our quarry, retail and manufacturing operations. In addition, we used $3.5 million in cash to acquire the Rockwell quarry and approximately $600,000 in cash to acquire the McColly retail operation. This compares to cash used in investing activities of $2.2 million in the six-month period ended July 3, 2004 which consisted of capital spending of $3.8 million and the Forethought Financial Services investment of $3.5 million, which was partially offset by the cash payment of $5.25 million received from the sale of the cemeteries.

Cash flows from Financing Activities. Net cash provided by financing activities in the six-month period ended July 2, 2005 was $11.2 million, which consisted of borrowings under the line of credit of $8.2 million and net long-term debt borrowings of $3.3 million, and proceeds from stock options exercised of $24,000 less dividends paid on common stock of $370,000. This compares to $815,000 used in the financing activities in the corresponding period of 2004, which consisted of repayments under the line of credit of $4.8 million plus the dividends paid on common stock of $290,000, which was largely offset by an increase in long-term debt of $3.5 million used to make the Forethought Financial Services investment and proceeds from stock options exercised of $747,000.

Capital Resources

CIT Credit Facility

We have a credit facility with the CIT Group/Business Credit ("CIT") that expires in October 2007. The facility consists of a term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable, inventory and certain fixed assets.  As of July 2, 2005, we had $19.4 million outstanding and $10.6 million available under the term loan line of credit and $15.4 million outstanding and $4.6 million available under the revolving credit facility. Our loan agreement with CIT places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, repurchase stock and make investments or guarantees. The agreement also contains certain covenants for a minimum Operating Cash Flow to Debt Service Ratio and a limit on the Total Liabilities to Net Worth Ratio of the Company as described below.

Minimum Operating Cash Flow to Debt Service Coverage Ratio. The facility requires the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA) less taxes paid and capital expenditures to the sum of interest, scheduled debt repayments and dividends be at least 1.25 for any trailing twelve-month period at the end of a quarter. Primarily as a result of the expenses attributable to the Eurimex arbitration (including the $6.5 million settlement amount paid in 2004) the Company has been in violation of this covenant and has received waivers, which primarily allow the Company to exclude those expenses from the covenant calculation. As of December 31, 2004, the Company was in violation of the Debt Service Coverage Ratio due to charges in the fourth quarter of 2004 related to an impaired note receivable and severance payments as well as higher than normal capital expenditures in 2004. We received a waiver, which allowed us to exclude certain of these expenditures from our calculation of EBITDA and capital expenditures in the fourth quarter of 2004 and in 2005. For the period ended July 2, 2005, the Company was in violation of the modified covenant levels primarily as a result of the poor operating results. The Company has received a waiver allowing us to be in compliance with our credit facility at July 2, 2005 and the Company and its lenders have agreed to adjust the required covenant levels for the balance of 2005 and all of 2006.  The Company believes it is probable that it will be in compliance with those covenants during that time.  The Company has agreed to pay an additional 25 basis points on the outstanding balances on both the revolving credit facility and the term loan until its lenders have received audited financial statements confirming that the Company's trailing twelve month coverage ratio is equal to or greater than 1.25.

Total Liabilities to Net Worth Ratio. The facility also requires the ratio of the Company's total liabilities to net worth not exceed 2.0. As of July 2, 2005, the Company was in compliance with this covenant as our total liabilities to net worth ratio was 1.41.

Interest Rates. We have a multi-tiered interest rate structure on our outstanding debt with CIT. We can elect the interest rate structure under the credit facility based on the prime rate or LIBOR for both the revolving credit facility and the term loan. The incremental rate above or below prime and above LIBOR is based on our Funded Debt to Net Worth Ratio. Based on this ratio, our current rates are 25 basis points higher than the lowest rates available to us.  As a result of the waiver and covenant adjustments noted above, the Company’s rate structure will increase an additional 25 basis points for both the revolver and term loans until the Company’s trailing twelve month coverage ratio is equal to or greater than 1.25. The rates in effect as of July 2, 2005 (excluding the 25 basis point increase for the covenant waiver and adjustment) were as follows:

	Amount	Formula	Effective Rate

Revolving Credit Facility	$7.4 million	Prime – 0.25%	5.75%
Revolving Credit Facility	8.0 million	LIBOR + 1.75%	4.71%
Term Loans	100,000	Prime	6.00%
Term Loans	15.8 million	LIBOR +2.00%	5.10%
Term Loans	3.5 million	LIBOR +2.00%	4.96%

Canadian Credit Facility

As of July 2, 2005, the Company had $4.0 million CDN available and $0 outstanding under a demand revolving line of credit with the Royal Bank of Canada.

Contractual Obligations

Our contractual obligations have not changed materially since December 31, 2004, as disclosed in our annual report on Form 10-K.  Our primary need for capital will be to maintain and improve our manufacturing, quarrying, and retail facilities. We have approximately $5.1 million budgeted for capital expenditures in 2005 primarily in the first half of the year as $4.3 million has been expended to date. We expect to finish the year within the budgeted amount. We believe the combination of cash flow from operations and our credit facility will be sufficient to fund our operations for the next twelve months.

Seasonality

Historically, the Company's operations have experienced certain seasonal patterns. Generally our net sales have been highest in the second or third quarter and lowest in the first quarter of each year primarily due to weather. Cemeteries in northern areas generally do not accept granite memorials during winter months when the ground is frozen because they cannot be properly set. In addition, we typically close certain of our Vermont and Canadian quarries during these months because of increased operating costs attributable to adverse weather conditions. As a result, we have historically incurred a net loss during the first three months of each calendar year.

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

Our ability to continue to grow depends in part upon the acquisition of additional companies. We cannot assure you we will identify suitable acquisition candidates, or we will be able to consummate transactions on acceptable terms. Further, even if we successfully acquire additional companies, we cannot assure you we will be able to successfully integrate the operations of such companies with our own. We intend to finance acquisitions through a combination of available cash resources, bank borrowings, and, in appropriate circumstances, the issuance of equity and/or debt securities. Acquiring additional companies will have a significant effect on our financial position, and could cause substantial fluctuations in our quarterly and yearly operating results. Also, acquisitions may result in the recording of significant goodwill and intangible assets on the Company's financial statements, the write-off of which would reduce reported earnings at the point in time the goodwill is deemed impaired. With respect to retail acquisitions, and as a result of reporting units under SFAS 142, “Goodwill and Other Intangible Assets”, goodwill impairment could be incurred at our normal annual impairment review or in some cases at the closing of the acquisition.

If we are unable to maintain our relationships with independent retailers, our sales may not continue to grow and could decline.

We have historically sold our granite memorials to consumers through independent retailers.  Since we entered the retail business, we have acquired retailers with multiple retail outlets and have opened new stores in 18 states. However, we are still dependent in part on our independent retailers for the successful distribution of our products to the ultimate customer. We have no control over the independent retailers' operations, including such matters as retail price, advertising and marketing. Three important components of our growth strategy are to continue to acquire retailers, open new retail stores in selected markets,  and pursue strategic alliances with funeral homes, cemetery owners and other death care professionals. Although we have taken steps to reduce conflicts between our owned retail stores and our independent retailers, the implementation of these elements of our strategy has in the past been, and may in the future be, construed by some of our existing independent retailers as an effort to compete with them. In certain cases, this has adversely affected their relationship with us and caused them to decrease or cease their purchases of our products. These issues may continue to arise as we pursue our growth strategy. In addition, significant barriers to entry created by local heritage, community presence and tradition characterize the granite memorial retail industry. Consequently, we have experienced and may continue to experience difficulty replacing retailers or entering particular retail markets in the event of a loss of an independent retailer. We cannot assure you we will be able to maintain our existing relationships or establish new relationships with independent retailers. Disruption in our relationships with independent retailers could impede our sales growth or cause sales to decline, which would adversely affect our business and financial results.

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

Our quarrying and manufacturing competitors include both domestic and international companies, some of which may have greater financial, technical, manufacturing, marketing and other resources. Foreign competitors may have access to lower cost labor and better commercial deposits of granite, and may be subject to less restrictive regulatory requirements.

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

There is an increasing trend toward cremation in the United States. According to the National Funeral Director's Association, or NFDA, cremation was used in approximately 29% of the deaths in the United States in 2003, compared to approximately 32% in 2005. While we continue to believe many families will choose to permanently memorialize their loved-ones, regardless of whether they choose cremation over a traditional burial, to the extent increases in cremation rates result in decreases in memorialization rates, this decrease will result in a decline in our memorial sales, which will adversely affect our business and results of operations.

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

Our quarry and manufacturing operations are subject to numerous risks and hazards inherent in those industries, including among others, unanticipated surface or underground conditions, varying saleable granite recovery rates due to natural cracks and other imperfections in granite deposits, equipment failures, accidents and worker injuries, labor issues, weather conditions and events, unanticipated transportation costs and price fluctuations. As a result, actual costs and expenditures, production quantities and delivery dates, as well as revenues, may differ materially from those anticipated, which could adversely affect our operating results.

Our international operations may expose us to a number of risks related to conducting business in foreign countries.

We derived approximately 30% of our revenues in fiscal 2004 from sales to customers outside the United States, with approximately 9% of revenues in fiscal 2004 from sales in Canada by the Company's Canadian subsidiary. Foreign sales are subject to numerous risks, including currency conversion risks, limitations (including taxes) on the repatriation of earnings, slower and more difficult accounts receivable collection and greater complication and expense in complying with foreign laws. Our sales of granite blocks to foreign countries are primarily for building use and are subject to various cyclical factors in foreign countries, foreign exchange rates, policies of foreign governments and numerous other factors over which we have no control.

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

 As described under such caption, we have been and were as of December 31, 2004, in violation of the minimum Operating Cash Flow to Debt Service Coverage Ratio, but were granted a waiver allowing us to exclude certain expenditures from our calculation of EBITDA and capital expenditures in the fourth quarter of 2004 and thereby comply with this covenant at December 31, 2004. Also as described under such caption, the waiver includes modifications to the minimum Operating Cash Flow to Debt Service Coverage Ratio in 2005 based on our projections. For the period ended July 2, 2005, we were in violation of the modified covenant levels primarily as a result of poor operating results for the second quarter and the first half of the year. We received a waiver allowing us to be in compliance with our credit facility at July 2, 2005 and our lenders have agreed to adjust the required covenant levels for the balance of 2005 and 2006.  While we believe we will be in compliance with the adjusted covenants during the remainder of 2005 and for 2006, we cannot provide assurances that we will be able to maintain compliance with this or other covenants in our loan facility or that we will continue to receive waivers of any non-compliance. While we currently maintain excellent relations with our lenders, if we are unable to comply with the financial or other covenants of our loan facility and do not receive waivers of our non-compliance, we may be unable to borrow additional amounts under the facility or amounts under the facility could be accelerated and become due and payable immediately, which would adversely affect our liquidity and our business and operations.

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

Our internal controls may not be adequate. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we assess and report on our internal control over financial reporting, beginning with our Annual Report on Form 10-K for the year ending December 31, 2006. In addition, our independent registered public accounting firm must audit and report on management's assessment of our internal controls over financial reporting. We are in the process of documenting and testing our system of internal controls to provide the basis for our report. However, at this time, due to the ongoing evaluation and testing, no assurance can be given that there may not be significant deficiencies or material weaknesses in our internal control over financial reporting that would be required to be reported. Accordingly, we cannot assure you that we or out independent registered public accounting firm will be able to report that our internal controls over financial reporting are effective. In this event, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the market value of our Class A Common Stock.

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

Our collective bargaining agreements with the Granite Cutters Association and the United Steelworkers of America,  which together represent approximately 169 employees in our Vermont manufacturing and quarrying operations, expire on April 28, 2006. If we are unable to reach agreement with any of our unionized work groups in future negotiations regarding the terms of their collective bargaining agreement, or if additional segments of our workforce become unionized, we could be subject to work interruptions or stoppages which could adversely affect our operations and our business.

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

David A. Pier and Rock of Ages Memorials, Inc. # 53 160 00645 04 American Arbitration Association.  On September 29, 2004, Mr. Pier, a 56 year old former sales employee of Rock of Ages Memorials, Inc. ("ROAM"), filed a demand for arbitration, alleging age and sex discrimination in connection with his termination from employment by ROAM. Mr. Pier also alleges that ROAM defamed him. ROAM denies that Mr. Pier's termination was motivated by any discriminatory or illegal reason, and further denies that it has defamed Mr. Pier or published any facts concerning his termination other than the termination letter directed to him. On May 21, 2005, we paid David Pier the sum of $15,000 and each party released the other and its affiliated persons from all claims of any kind arising through the date of the mutual release agreement, including those that were the subject of the American Arbitration Association arbitration.

The Company carries insurance with coverages that it believes to be customary in its industry. Although there can be no assurance that such insurance will be sufficient to protect us against all contingencies, management believes that its insurance protection is reasonable in view of the nature and scope of our operations.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on June 22, 2005 (the "Annual Meeting"), to elect two Class II directors, approve the Rock of Ages Corporation 2005 Stock Plan and to ratify the selection of KPMG LLP as the Company's registered public accounting firm for the 2005 fiscal year.

Pamela G. Sheiffer and Frederick E. Webster Jr. were elected to serve as Class II directors for a three-year term expiring at the annual meeting of stockholders in 2008 and until their successors are duly elected and qualified. Richard C. Kimball and Kurt M. Swenson continue to serve as Class III directors for a term expiring at the annual meeting of stockholders in 2006 and until their successors are duly elected and qualified. James L. Fox and Charles M. Waite continue to serve as Class I directors for a term expiring at the annual meeting of stockholders in 2007 and until their successors are duly elected and qualified.

The following table sets forth the number of votes cast for, against or withheld, as well as the number of abstentions, as to the election of each of Pamela G. Sheiffer and Frederick E. Webster Jr., the approval of the Rock of Ages Corporation 2005 Stock Plan and the ratification of the selection of KPMG LLP as the Company's independent auditors of the 2005 fiscal year.

	Votes For	Votes Withheld/ Votes Against	Abstentions
Election of
Pamela G. Sheiffer	30,337,441	389,422	—
Frederick E. Webster Jr.	30,339,626	387,237	—

Rock of Ages Corporation 2005 Stock Plan	27,892,028	841,923	217,140
KPMG LLP	30,671,925	3,700

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

	Number	Exhibits

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

On April 21, 2005, the Registrant filed a report on Form 8-K pursuant to Item 7.01 (Regulation FD Disclosure) and Item 9.01 (Financial Statements and Exhibits) to report that on April 21, 2005, Kurt M. Swenson, Chairman and CEO, and Rick Wrabel, President and COO/Memorials Division of Rock of Ages Corporation, would make a presentation to investors at the 2005 Merrill Lynch Deathcare Investor Conference at the Merrill Lynch Midtown Conference Center in New York City.

On May 4, 2005, the Registrant filed a report on Form 8-K pursuant to Item 7.01 (Regulation FD Disclosure), and Item 9.01. (Financial Statements and Exhibits) to report the Company issued a press release to announce it would be reporting results for the quarter ended March 31, 2005 on May 10, 2005.

On May 10, 2005, the Registrant filed a report on Form 8-K pursuant to Item 2.02 (Results of Operation and Financial Condition), Item 8.01 (Other Events) and Item 9.01 (Financial Statements and Exhibits) to report the Company issued a press release regarding its results of operations for the quarter ended April 3, 2005. The Registrant also announced the Board of Directors of the Company had declared a quarterly cash dividend of $0.025 for each share of common stock, payable on June 16, 2005 to shareholders of record on May 26, 2005.

On May 13, 2005, the Registrant filed a report on Form 8-K pursuant to Item 1.01 (Entry into a Material Definitive Agreement) and Item 9.01 (Financial Statements and Exhibits) to report the Company received a letter from its lenders, the CIT Group, Business Credit and Chittenden Trust Company (the "Waiver Letter"), pursuant to which CIT and Chittenden waived compliance with certain financial covenants contained in the Financing Agreement dated December 17, 1997, as amended. In relevant part, the Waiver Letter waives the Company's failure to maintain the Minimum Operating Cash Flow Ratio (as that term is defined in the Financing Agreement) for the first quarter 2005.

On May 31, 2005, the Registrant filed a report on Form 8-K pursuant to Item 1.01 (Entry into a Material Definitive Agreement), Item 5.02 (Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers), Item 8.01 (Other Events) and Item 9.01 (Financial Statements and Exhibits) to report on May 27, 2005, the Company entered into an employment agreement with Nancy Rowden Brock.  Ms. Brock will join the Company’s senior executive team on June 13, 2005 and that she would succeed Douglas S. Goldsmith as Senior Vice President and Chief Financial Officer of the Company after a brief transition period. The Registrant also reported on May 27, 2005, the Company entered into an employment agreement with N. Daniel Ginsberg.  Mr. Ginsberg will join the Company’s senior executive team as Senior Vice President/Human Resources on June 13, 2005. The Registrant also announced that on May 31, 2005, the Company issued a press release announcing the appointment of Nancy Rowden Brock as Senior Vice President and Chief Financial Officer, and N. Daniel Ginsberg as Senior Vice President of Human Resources.

On June 23, 2005, the Registrant filed a report on Form 8-K pursuant to Item 1.01 (Entry into a Material Definitive Agreement) and Item 9.01 (Financial Statements and Exhibits) to report that on June 22, 2005 at the Company's Annual Meeting of Stockholders, the stockholders approved the Rock of Ages Corporation 2005 Stock Plan (the "2005 Plan"). The Registrant also announced that on June 22, 2005, the Compensation Committee approved the grant of incentive stock options pursuant to the 2005 Plan to two of our executive officers who recently joined the Company. Nancy Rowden Brock, Senior Vice President/Finance was granted an option to purchase 25,000 shares of Class A common stock and N. Daniel Ginsberg, Senior Vice President/Human Resources was granted an option to purchase 10,000 shares of Class A common stock. In addition, the Registrant announced that on June 22, 2005, the Compensation Committee also approved the terms of a retirement agreement with Jon M. Gregory, President/COO of the Company's Quarry Division.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ROCK OF AGES CORPORATION

Dated: August 16, 2005	By: /s/ Douglas S. Goldsmith Douglas S. Goldsmith Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

Number	Exhibits

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
Controls and Procedures
Legal Proceedings
Submission of Matters to a Vote of Security Holders
Exhibits and Reports on Form 8-K
SIGNATURE