Form 10-Q
period 2005-10-01
ROCK OF AGES CORP
filed 2005-11-15
CIK 84581

Click here to go to the Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

 FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended October 1, 2005

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

As of November 10, 2005,  4,660,800 shares of Class A Common Stock, par value $0.01 per share, and  2,738,596 shares of Class B Common Stock, par value $0.01 per share, of Rock of Ages Corporation were outstanding.

ROCK OF AGES CORPORATION

INDEX

Form 10-Q for the Quarterly Period
Ended October 1, 2005

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2, contains statements that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates and projections about our business or expected events based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual events, results or outcomes may differ materially from what is expressed or forecasted in such forward-looking statements. All statements other than statements of historical fact could be deemed forward-looking statements, and may include projections of revenue, gross profit, expenses, costs savings from productivity initiatives, earnings or losses from operations or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions may include the challenge of continuing to build and grow Rock of Ages' retail distribution systems through strategic alliances with other death care professionals, retail acquisitions, independent retailers and new store openings; uncertainties involving quarry yields and demand for Rock of Ages' dimension stone; changes in demand for the Company's products; product mix; the timing of customer orders and deliveries; the impact of competitive products and pricing; the success of the Company's branding program; difficulties encountered in the integration process of newly acquired businesses; weather conditions; our ability to meet the covenants set forth in our credit facility and other risks and uncertainties described herein, including, but not limited to the items discussed in "Risk Factors That May Affect Future Results" in Item 2 of this report, and that are otherwise described from time to time in Rock of Ages' reports filed with the Securities and Exchange Commission reports filed after this report.

We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

PART 1:  FINANCIAL INFORMATION
Item 1:  Financial Statements

ROCK OF AGES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands except per share data)
(Unaudited)

	October 1,	December 31,
	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$4,103	$4,298
Trade receivables, net	14,864	15,017
Inventories	26,739	23,858
Deferred tax assets, net	—	708
Investment security	3,500	—
Other current assets	3,895	4,793

Total Current Assets	53,101	48,674

Property, plant and equipment, net	51,112	46,130
Cash surrender value of life insurance, net	743	743
Goodwill	387	163
Other intangibles, net	624	388
Deferred tax assets, net	—	6,740
Intangible pension asset	739	739
Long-term Investments	617	4,112
Other	630	888

Total Assets	$107,953	$108,577

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Borrowings under line of credit, net	$11,220	$7,287
Current installments of long-term debt	3,808	36
Current installments of deferred compensation	366	372
Accounts payable	2,161	2,433
Accrued expenses	5,429	4,234
Customer deposits	9,712	8,173

Total Current Liabilities	32,696	22,535

Long-term debt, net of current installments	21,964	16,289
Deferred compensation, net of current installments	6,915	6,620
Accrued pension cost	2,180	1,993
Deferred tax liability	31	30
Other	984	924

Total Liabilities	64,770	48,391

Commitments
Stockholders' Equity
Preferred stock - $.01 par value; 2,500,000 shares authorized; no shares issued
Common stock - Class A, $.01 par value; 30,000,000 shares authorized; 4,660,800 and 4,656,800 shares issued as of October 1, 2005 and December 31, 2004, respectively	47	47
Common stock - Class B, $.01 par value; 15,000,000 shares authorized; 2,738,596 shares issued as of October 1, 2005 and December 31, 2004	27	27
Additional paid-in capital	65,736	66,267
Accumulated deficit	(22,105)	(5,288)
Accumulated other comprehensive loss	(522)	(867)

Total stockholders' equity	43,183	60,186

Total Liabilities and Stockholders' Equity	$107,953	$108,577

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Net revenues:
Quarrying	$6,768	$8,050	$16,203	$22,037
Manufacturing	6,949	6,328	17,503	15,883
Retailing	8,472	9,077	26,635	25,731

Total net revenues	22,189	23,455	60,341	63,651

Gross profit:
Quarrying	2,322	4,282	3,105	8,912
Manufacturing	2,312	1,759	5,137	4,435
Retailing	4,456	5,110	14,116	14,584

Total gross profit	9,090	11,151	22,358	27,931

Selling, general and administrative expenses
Quarrying	957	868	2,703	2,570
Manufacturing	1,305	934	3,788	2,743
Retailing	6,590	5,292	19,448	15,461

Total SG&A expenses	8,852	7,094	25,939	20,774

Divisional operating income (loss)
Quarrying	1,365	3,414	402	6,342
Manufacturing	1,007	825	1,349	1,692
Retailing	(2,134)	(182)	(5,332)	(877)

Divisional operating income (loss)	238	4,057	(3,581)	7,157

Unallocated corporate overhead	1,358	1,356	4,153	3,959
Legal settlement and costs	—	—	—	6,500

Income (loss) from continuing operations before interest and taxes	(1,120)	2,701	(7,734)	(3,302)

Interest expense	528	194	1,273	454

Income (loss) from continuing operations before taxes	(1,648)	2,507	(9,007)	(3,756)

Income tax expense (benefit)	70	1,166	7,810	(675)

Income (loss) from continuing operations	(1,718)	1,341	(16,817)	(3,081)

Discontinued operations, net of income taxes	—	(10)	—	(62)

Net income (loss)	$(1,718)	$1,331	$(16,817)	$(3,143)

Per share information:
Net income (loss) per share — basic
Income (loss) from continuing operations	(0.23)	0.18	(2.27)	(0.42)
Discontinued operations	—	—	—	(0.01)

Net income (loss) per share - basic	$(0.23)	$0.18	$(2.27)	$(0.43)

Net income (loss) per share—diluted
Income (loss) from continuing operations	(0.23)	0.18	(2.27)	(0.42)
Discontinued operations	—	—	—	(0.01)

Net income (loss) per share—diluted	$(0.23)	$0.18	$(2.27)	$(0.43)

Weighted average number of common shares outstanding—basic	7,399	7,386	7,398	7,293
Weighted average number of common shares outstanding—diluted	7,399	7,471	7,398	7,293

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	October 1,	October 2,
	2005	2004

Cash flows from operating activities:
Net loss	$(16,817)	$(3,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	3,424	2,818
Deferred taxes	—	2
Provision for tax valuation allowance	7,449	—
Write-down of goodwill	318	—
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	153	(668)
Inventories	(2,465)	(1,694)
Other assets	1,097	(384)
Trade payables, accrued expenses and income taxes	923	(771)
Customer deposits	1,319	3,308
Deferred compensation, pension and postretirement benefits	551	543
Other liabilities	(15)	(28)

Net cash used in operating activities	(4,063)	(17)

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,131)	(5,458)
Acquisitions, net of cash acquired	(4,140)	(477)
Purchases of long-term investments	—	(3,658)
Collection of note receivable	—	5,250

Net cash used in investing activities	(9,271)	(4,343)

Cash flows from financing activities:
Net borrowings under line of credit	3,932	1,140
Principal payments on long-term debt	(242)	—
Borrowings on long-term debt	9,689	3,504
Stock options exercised	24	976
Dividends paid on common stock	(555)	(438)

Net cash provided by financing activities	12,848	5,182

Effect of exchange rate changes on cash	291	171

Net (decrease) increase in cash and cash equivalents	(195)	993

Cash and cash equivalents, beginning of period	4,298	3,227

Cash and cash equivalents, end of period	$4,103	$4,220

Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,240	$455
Income taxes, net	663	200

Supplemental disclosure of non-cash investing and financing activities:
Acquisition:
Assets acquired	4,361	590
Liabilities assumed	(221)	(113)
Common stock issued	—	—

Cash paid	4,140	477
Less cash acquired	—	—

Net cash paid for acquisitions	$4,140	$477

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

On November 9, 2004, the Company completed the sale of the assets of the Autumn Rose quarry for a total sale price of $750,000. The decision to sell this quarry represented a disposal of long-lived assets under SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." Accordingly, results of this business have been classified as discontinued operations, and prior periods have been restated to reflect this reclassification. For business reporting purposes, the Autumn Rose quarry was previously classified in the Quarry segment.

Operating results from the Autumn Rose Quarry for the three and nine months ended October 2, 2004 were as follows (in thousands):

	Three months ended	Nine months ended
	October 2,	October 2,
	2004	2004
Autumn Rose Quarry
Net revenues	$—	$35
Gross profit (loss)	(12)	(77)
Pretax loss	(12)	(77)
Income tax benefit	(2)	(15)
Net loss	(10)	(62)

(3)	Stock Based Compensation

The Company has adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" which is an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock plans. If the Company had elected to recognize compensation cost for options granted under its stock plans based upon the fair value at the grant dates of such options, consistent with the method prescribed by SFAS No. 123, net income (loss) and earnings per share would have been changed to the pro forma amounts indicated below (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Net income (loss), as reported	$(1,718)	$1,331	$(16,817)	$(3,143)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(146)	(96)	(406)	(297)

Net income (loss), pro forma	$(1,864)	$1,235	$(17,223)	$(3,440)

Net income (loss) per share, as reported	$(0.23)	$0.18	$(2.27)	$(0.43)
Net income (loss) per share, pro forma	$(0.25)	$0.17	$(2.33)	$(0.47)

Net income (loss) per share - assuming dilution, as reported	$(0.23)	$0.18	$(2.27)	$(0.43)
Net income (loss) per share - assuming dilution, pro forma	$(0.25)	$0.17	$(2.33)	$(0.47)

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

On October 27, 2005, the Company accelerated the vesting of certain unvested and "out of the money" stock options previously awarded to employees, officers and directors that had exercise prices in excess of $5.29, the closing price of the Company's Class A Common Stock on October 27, 2005, the effective date of the acceleration. Options to purchase 333,600 shares became exercisable immediately as a result of the acceleration. These represented all of the total outstanding unvested option shares and approximately 60% of the 538,000 total outstanding option shares, all of which are now fully vested. The weighted average exercise price of the accelerated options is $6.61 per share. The weighted average exercise price of the 204,000 outstanding options that were not accelerated but had previously vested is $6.32 per share.

In connection with the acceleration in order to prevent unintended personal benefits to officers and directors, restrictions will be imposed on any shares received through the exercise of accelerated options held by those individuals. Those restrictions will prevent the sale of the shares received from the exercise of an accelerated option prior to the original vesting date of the option.

The primary purpose of accelerating the vesting of these options is to reduce the Company's future reported compensation expense upon the planned adoption of Statement of Financial Accounting Standards (SFAS) No. 123R, "Share Based Payment" in the first quarter of 2006. As a result of the acceleration, the Company expects to reduce the pre-tax stock option expense it otherwise would have been required to record by approximately $473,000 in 2006, $318,000 in 2007, $203,000 in 2008, and $54,000 in 2009.

(4)	Inventories

Inventories consist of the following (in thousands):

	October 1,	December 31,
	2005	2004

Raw materials	$13,921	$12,485
Work-in-process	2,037	1,247
Finished goods and supplies	10,781	10,126

	$26,739	$23,858

(5)	Earnings Per Share

The following is a reconciliation of shares used in calculating basic and diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Basic weighted average shares	7,399	7,386	7,398	7,293
Effect of dilutive stock options	—	85	—	—

Diluted weighted average shares	7,399	7,471	7,398	7,293

Options to purchase 538,000 and 454,000 shares of Class A common stock were outstanding at October 1, 2005 and October 2, 2004, respectively, but were not included in the computation of diluted earnings per share for the three months ended October 1, 2005 and the nine months ended October 1, 2005 and October 2, 2004 because the Company reported a loss and the effect would be anti-dilutive.

Options to purchase 25,000 shares of Class A common stock were outstanding at October 2, 2004 but were not included in the computation of diluted earnings per share for the three and nine months ended October 2, 2004 because the options' exercise price was greater than the average market price of the common shares.

(6) Segment Information

The Company is organized based on the products and services it offers. Under this organizational structure, the Company operates in three segments: quarrying, manufacturing and retailing.

The quarrying segment extracts rough dimension granite blocks from the ground and sells those blocks to both the manufacturing segment and to outside manufacturers in North America, as well as to customers in Europe and Asia.

The manufacturing segment's principal products are granite memorials used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications.

The retailing segment sells memorials and other granite products at various locations in sixteen states in the United States.

Unallocated corporate overhead costs and the cost of the Eurimex adverse judgment and legal expenses are presented separately as “Other”.

Inter-segment revenues are accounted for as if the sales were to third parties and then eliminated in consolidation.

The following presents the unaudited segment information for the three and nine-month periods ended October 1, 2005 and October 2, 2004 (in thousands):

Three-month period:

2005	Quarrying	Manufacturing	Retailing	Other	Total

Total net revenues	$7,781	$9,404	$8,472	$—	$25,657
Inter-segment net revenues	(1,013)	(2,455)	—	—	(3,468)

Net Revenues	6,768	6,949	8,472	—	22,189

Total gross profit	2,662	2,127	4,301	—	9,090
Inter-segment gross profit	(340)	185	155	—	—

Gross profit	2,322	2,312	4,456	—	9,090

Selling, general, and administrative expenses	957	1,305	6,590	1,358	10,210
Adverse judgment and legal expenses	—	—	—	—	—

Total operating expenses	957	1,305	6,590	1,358	10,210

Income (loss) from continuing operations before interest and taxes	$1,365	$1,007	$(2,134)	$(1,358)	$(1,120)

2004	Quarrying	Manufacturing	Retailing	Other	Total

Total net revenues	$8,636	$8,517	$9,077	$—	$26,230
Inter-segment net revenues	(586)	(2,189)	—	—	(2,775)

Net Revenues	8,050	6,328	9,077	—	23,455

Total gross profit	4,531	1,657	4,963	—	11,151
Inter-segment gross profit	(249)	102	147	—	—

Gross profit	4,282	1,759	5,110	—	11,151

Selling, general, and administrative expenses	868	934	5,292	1,356	8,450
Adverse judgment and legal expenses	—	—	—	—	—

Total operating expenses	868	934	5,292	1,356	8,450

Income (loss) from continuing operations before interest and taxes	$3,414	$825	$(182)	$(1,356)	$2,701

Nine-month period:

2005	Quarrying	Manufacturing	Retailing	Other	Total

Total net revenues	$18,622	$24,921	$26,635	$—	$70,178
Inter-segment net revenues	(2,419)	(7,418)	—	—	(9,837)

Net Revenues	16,203	17,503	26,635	—	60,341

Total gross profit	3,648	5,115	13,595	—	22,358
Inter-segment gross profit	(543)	22	521	—	—

Gross profit	3,105	5,137	14,116	—	22,358

Selling, general and administrative expenses	2,703	3,788	19,448	4,153	30,092
Adverse judgment and legal expenses	—	—	—	—	—

Total operating expenses	2,703	3,788	19,448	4,153	30,092

Income (loss) from continuing operations before interest and taxes	$402	$1,349	$(5,332)	$(4,153)	$(7,734)

2004	Quarrying	Manufacturing	Retailing	Other	Total

Total net revenues	$24,160	$22,121	$25,731	$—	$72,012
Inter-segment net revenues	(2,123)	(6,238)	—	—	(8,361)

Net Revenues	22,037	15,883	25,731	—	63,651

Total gross profit	9,492	4,423	14,016	—	27,931
Inter-segment gross profit	(580)	12	568	—	—

Gross profit	8,912	4,435	14,584	—	27,931

Selling, general, and administrative expenses	2,570	2,743	15,461	3,959	24,733
Adverse judgment and legal expenses	—	—	—	6,500	6,500

Total operating expenses	2,570	2,743	15,461	10,459	31,233

Income (loss) from continuing operations before interest and taxes	$6,342	$1,692	$(877)	$(10,459)	$(3,302)

 Net revenues by geographic area are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Net revenues (1):
United States	$19,388	$20,731	$53,528	$56,971
Canada	2,648	2,610	6,398	6,135
Ukraine	153	114	415	545

Total net revenues	$22,189	$23,455	$60,341	$63,651

(1)	Net revenues are attributed to countries based on where product is produced.

 Long-lived assets by geographic area are as follows (in thousands):

	October 1,	December 31,
	2005	2004

Long-lived assets:
United States	$47,248	$42,495
Canada	3,785	3,635
Luxembourg	79	—

	$51,112	$46,130

(7)	Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and the foreign currency translation adjustment. Comprehensive income (loss) for the three and nine month periods ended October 1, 2005 and October 2, 2004 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Net income (loss)	$(1,718)	$1,331	$(16,817)	$(3,143)
Other comprehensive income (loss):
Foreign currency translation adjustment	682	434	345	216

Comprehensive income (loss)	$(1,036)	$1,765	$(16,472)	$(2,927)

Accumulated other comprehensive income (loss) at October 1, 2005 and December 31, 2004 is comprised of the following (in thousands):

	Foreign Currency Translation	Minimum Pension Liability	Accumulated Other Comprehensive (Loss)

Balance at December 31, 2004	$1,379	$(2,246)	$(867)
Changes in 2005	345	—	345

Balance at October 1, 2005	$1,724	$(2,246)	$(522)

(8)	Components of Net Periodic Benefit Cost

The components of the net periodic benefit cost for the Company's defined benefit and other retirement plans are as follows (in thousands):

	Three Months Ended October 1, 2005 and October 2, 2004

	NON-UNION PENSION BENEFITS		DEFERRED COMPENSATION BENEFITS		OTHER BENEFITS

	2005	2004	2005	2004	2005	2004

Service cost	$182	$156	$73	$43	$4	$5
Interest cost	326	320	83	79	30	28
Expected return on plan assets	(356)	(340)	—	—	—	—
Amortization of prior service costs	35	35	32	17	26	20
Amortization of net (gain) loss	49	29	—	—	—	—

Net periodic benefit cost	$236	$200	$188	$139	$60	$53

	Nine Months Ended October 1, 2005 and October 2, 2004

	NON-UNION PENSION BENEFITS		DEFERRED COMPENSATION BENEFITS		OTHER BENEFITS

	2005	2004	2005	2004	2005	2004

Service cost	$546	$468	$219	$129	$12	$15
Interest cost	978	960	249	237	90	84
Expected return on plan assets	(1,068)	(1,020)	—	—	—	—
Amortization of prior service costs	105	105	96	51	78	60
Amortization of net (gain) loss	147	87	—	—	—	—

Net periodic benefit cost	$708	$600	$564	$417	$180	$159

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2004 that it expected to contribute $945,000 to the defined benefit pension plan during 2005. As of October 1, 2005, $473,000 has been contributed. The Company is not required to make any additional contributions in 2005 but is currently evaluating whether to do so.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values, as of the beginning of our first annual period beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.  Under SFAS 123R, we must determine the appropriate fair value model and related assumptions to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the modified retrospective method would record compensation expense for all unvested stock options beginning with the first period restated. As noted in the accompanying note 3, we accelerated the vesting of all unvested stock options on October 27, 2005 and currently expect no material adverse impact from SFAS 123R as there are currently no unvested option shares outstanding.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces APB No. 20 "Accounting Changes," and FASB Statement No. 3, "Reporting Changes in Interim Financial Statements." The Statement changes the accounting for, and reporting of, a change in accounting principle. It requires retrospective application to prior periods financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS No. 154 will have a material impact on its financial statements.

(10)	Credit Facility

We have a credit facility with The CIT Group — Business Credit and Chittenden Trust Company that consists of an acquisition term loan line of credit of up to $30 million and a revolving credit facility of up to another $20 million based on eligible accounts receivable, inventory and certain fixed assets. The credit facility expires in October 2007. As of October 1, 2005, we had $19.3 million outstanding and $10.7 million available under the term loan line of credit and $17.4 million outstanding and $2.6 million available under the revolving credit facility. Pursuant to the Further Amendment (defined below) the Company's lenders have placed a reserve of $2 million against availability under the revolving credit facility with the lenders retaining the right to over advance in their discretion.  The lenders also agreed to transfer $6.2 million of the revolving loan balance to term debt, as that amount was expended for acquisitions and new store openings which qualify under the term credit facility. Accordingly this amount has been classified as long term debt on the balance sheet at October 1, 2005.  In addition, $3.5 million of the proceeds from the sale of our investment in FFS Holdings, Inc. (see note 15) will be credited to term debt, resulting in a net $2.5 million increase in term debt and at the same time increasing the amount available to the Company on its existing revolving line of credit. The credit facility loan agreement places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, make capital expenditures, repurchase stock and make investments or guarantees.

The credit facility agreement also contains certain covenants for a minimum Operating Cash Flow to Debt Service Ratio (the Ratio) and a limit on the Total Liabilities to Net Worth Ratio of the Company. Initially, the facility required the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA) less taxes and capital expenditures to the sum of interest and scheduled debt repayments be at least 1.25 for any trailing twelve-month period at the end of a quarter. As a result of significant Eurimex arbitration expenses, and operating losses, the Company has been in violation of this covenant and has received waivers and amendments of these covenants from its lenders. On August 10, 2005 we signed an amendment to the agreement (the Amendment) which reduced the Ratio for a period of time, increased the interest rates on the outstanding balances on both the term loans and revolving credit facility by 0.25% and contained other provisions.  As of October 1, 2005, we were in violation of the amended Ratio as set forth in the Amendment primarily as a result of operating results. On November 15, 2005, the Company received and executed a further amendment to the Ratio allowing us to be in compliance with our credit facility at October 1, 2005 (the Further Amendment). Therefore, we continue to classify the term debt as long-term on our Consolidated Balance Sheet at October 1, 2005.  In the Further Amendment the Company and its lenders have agreed to adjust the required covenant levels for the balance of 2005 and 2006, and the Company believes it is probable that it will be in compliance with those adjusted covenants. The Further Amendment limits annual capital expenses to $3 million beginning in 2006 and prohibits the Company from paying dividends in 2006 without the prior consent of the lenders. The Company believes it is unlikely that it will receive bank consent to pay dividends during 2006. The Further Amendment also increases the interest rates on the outstanding balances on both the term loan and the revolving credit facility by a further 0.25% until June 30, 2006, at which time the interest rate will be reduced by 0.25% so long as the Company is not in default. Finally, our lenders imposed a fee of $30,000 in connection with the Further Amendment.

The facility also requires that the ratio of the Company's total liabilities to net worth not exceed 2.0. As of October 1, 2005, the Company was in compliance with this covenant as our total liabilities to net worth ratio was 1.5.

(11)	Acquisitions

In February 2005, we acquired McColly Memorials, a memorial retailer, with four (4) locations in the Pittsburgh, Pennsylvania area, for a net purchase price of $554,000. The acquisition was accounted for by the purchase method of accounting. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by management based on information currently available and on current assumptions as to future operations. We recorded property, plant and equipment of $291,000, inventory and work in process of $329,000 and a liability for customer deposits of $221,000, which has resulted in $155,000 of cost in excess of net assets acquired, which was entirely assigned to goodwill. This goodwill was written off in the third quarter – see note 16.

In February 2005, we also acquired the land and equipment comprising the Rockwell White quarry in Rockwell, North Carolina for a purchase price of $3.5 million. The acquisition was accounted for by the purchase method of accounting. The assets acquired were recorded at estimated fair values as determined by management along with an independent appraisal of the granite reserves performed by Marshall & Stevens, Inc. We evaluated the intangible assets and determined that the customer list had a value of $310,000. We recorded property, plant and equipment of $870,000, inventory of $87,000 and granite reserves of $1.9 million, with the excess of the purchase price of $387,000 assigned to goodwill.

(12)	Valuation of Deferred Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the current and deferred tax assets will not be realized. The ultimate realization of current and deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. This assessment is made each reporting period. At the end of the second quarter of 2005, based on the recent levels of historical taxable income and projections for future taxable income, the Company believed it was not more likely than not that it will generate the required taxable income to fully realize the benefit of the net U.S. deferred tax assets.  As such, we adjusted our valuation allowance against the deferred tax assets to fully reserve for the entire net U.S. deferred tax asset which resulted in a charge to tax expense of $9,194,000 in the second quarter. At the end of the third quarter, we reached a similar conclusion, therefore we have continued to fully reserve for the entire net U.S. deferred tax asset. We will continue to assess the valuation allowance on a regular basis and may reduce the valuation allowance if and/or when the Company has taxable income from its U.S. operations in the future.

(13)	Dividend Declaration

On August 4, 2005, the Board of Directors declared a dividend of $.025 per share of common stock, payable on September 15, 2005 to holders of record as of August 24, 2005.

(14)	Subsequent Events

On October 19, 2005 we sold our investment in FFS Holdings, Inc. for $3,850,000 and recorded a gain on the sale of $350,000 in the fourth quarter. See note 15.

On October 27, 2005, the Board of Directors declared a dividend of $.025 per share of common stock, payable on December 15, 2005 to holders of record as of November 28, 2005.

On October 27, 2005, the Company accelerated the vesting of certain unvested and "out of the money" stock options previously awarded to employees, officers and directors that had exercise prices in excess of $5.29, the closing price of the Company's Class A Common Stock on October 27, 2005, the effective date of the acceleration. See note 3.

On November 15, 2005 the Company received and executed a waiver and amendment to our credit facility (the Further Amendment) wherein the Company's lenders agreed to waive the default caused by the Company's not meeting the minimum operating cash flow covenant at October 1, 2005. In the Further Amendment the Company and its lenders have agreed to adjust the required covenant levels for the balance of 2005 and 2006.The Further Amendment also increases the interest rate on the outstanding balances under the term loans and the revolving credit facility by an additional 0.25%, limits capital expenditures to $3,000,000 beginning in 2006, and prohibits the Company from paying dividends without lender consent in 2006. The lenders also imposed a fee of $30,000 in connection with the Further Amendment. The Company believes it is unlikely that it will receive bank consent to pay dividends during 2006. See note 10.

(15)	Investment in FFS Holdings

In the second quarter of 2004, we made a $3.5 million investment in FFS Holdings, Inc. (FFS) the parent company of Forethought Financial Services, Inc., a leading provider of pre-need insurance currently marketed through funeral homes and cemeteries. The investment in the stock of this non-public company was accounted for as a long-term asset at cost. During the third quarter of 2005 we decided to sell the stock to the other stockholders, as provided by the stock purchase agreement. Therefore at October 1, 2005 we have classified the investment as a current asset. We subsequently sold the stock on October 19, 2005 for $3,850,000 and recorded a gain on the sale of $350,000 in the fourth quarter.

The original purchase of the FFS investment was financed through the term debt, therefore $3.5 million of the proceeds on the sale are required to be credited to the term debt. Since the investment is recorded as a current asset at October 1, 2005 we have also classified the related term debt as a current liability.

(16)	Impairment of Long-Lived Assets

We assess impairment of goodwill in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 require a two-step test be performed. First, the fair value of each reporting unit will be compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded.  In the third quarter we performed our annual assessment for the retail unit. We calculated the fair value of the retail unit based on estimated expected discounted future cash flows using the Company's weighted average cost of capital. We concluded that the retail unit could not support the goodwill booked in the last two acquisitions and therefore have written off all of the retail goodwill of $318,000 in the third quarter.

(17)	Productivity and Profitability Initiatives

During the third quarter of 2005 we undertook an initiative to improve productivity and profitability in the retail and manufacturing segments through a combination of staff reductions and related operational enhancements. Accordingly, third quarter SG& A expenses include termination expenses of $110,000 and $27,000 for the retail and manufacturing segments, respectively. Additional staff reductions will be communicated in the fourth quarter. We expect that termination costs associated with these reductions will be substantially offset by payroll savings during the fourth quarter. We anticipate annual savings from these staffing actions of approximately $2.5 million beginning in 2006.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Rock of Ages is an integrated quarrier, manufacturer, distributor and retailer of granite blocks and products manufactured from granite. During 2005, we had three business segments, quarrying, manufacturing, and retail. The quarry division sells granite blocks, the raw material inventory of the granite industry, to both the manufacturing division and to outside manufacturers, as well as to customers outside North America. The manufacturing division's principal product is granite memorials, used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications. The retail division primarily sells granite memorials and related products and services directly to consumers.

Our quarry group continued to have a difficult year in the third quarter of 2005 compared to the same period last year largely as a result of continued decline in export shipments primarily to our customers in China.  The largest shortfall came from our Salisbury Pink and Gardenia White quarries in North Carolina where shipments are down 76% and 49% respectively year to date due to higher inventories in the supply chain as well as what we believe are more restrictive credit policies for our customers in China. Our Bethel White quarry sales are down 19% as of October 1, 2005, but we expect that by year end sales of Bethel White will recover to a level closer to last year's sales levels. Recently, we have seen some improvement in scheduled inspections of blocks by our customers at Salisbury and Gardenia White and anticipate some modest recovery of export shipments from those quarries in the balance of 2005.  Results from our other, primarily domestic, quarries are down slightly over 10% year to date from last year due in part to short-term demand fluctuations as well as some longer-term negative trends caused by competition from imported granites.  We continue to aggressively market our products in the US and abroad and continue to take cost cutting measures and make productivity improvements to adjust to market conditions.

The manufacturing division had a strong third quarter of 2005 due primarily to increased revenues from mausoleums.  Demand for these and other large memorial projects remains strong and has offset the decline in orders and shipments of the lower end memorials generally sold by our authorized retailers. We have determined that increasing our Selling, General and Administrative (SG&A) expenses in an effort to grow the business with our authorized retailer base has not been effective. We have taken steps to reduce SG&A in line with sales and continue to assess the effectiveness of this program.

The retail segment's third quarter revenue was down slightly compared to last year, but is up slightly year-to-date. We released the first of a planned sequence of new products on October 1, 2005 and expect this and the branding programs, as well as the incentive compensation plan of the Memorials Group will lead to future revenue growth.  Our gross margins are lower than the previous years, primarily due to the mix of product sold, reflecting, in part, the changes in our branding program and a new pricing grid implemented earlier this year. We continue to address this mix issue with our sales force and will be adjusting the price levels for 2006 to meet our 55% minimum gross margin target.  In the third quarter we took aggressive action to improve SG&A productivity. Through a combination of headcount reductions and related operational enhancements developed during the quarter we believe our sales force will be able to operate more efficiently with a smaller managerial staff. We estimate these steps will reduce SG&A at both the store and overhead level in our retail operations by 10% in 2006. While we began implementing these reductions in October of 2005, we do not expect to see any significant decline in SG&A in the fourth quarter of 2005 because severance costs will offset the savings in the short term.

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

At our Barre, Vermont quarries, we allow customers to purchase granite blocks and request that we store the blocks for them. Many of our customers do not have adequate storage space at their facilities and want to ensure an adequate supply of blocks, especially when the Barre quarries are closed from mid-December through mid-March because of weather. Our quarry division recognizes revenue from blocks purchased at the Barre quarries when the customer selects and identifies the block at the quarry site, when their name is printed on the block at their request and when the customer requests the block be stored for them on our property when they have significant business reasons to do so. At that time, the block is removed from our inventory and title along with the risk of loss passes to the buyer. At that point the customer is invoiced and normal payment terms apply, except in the case of December terms described below. Granite blocks owned by customers remain on our property for varying periods of time after title passes to the buyer. We retain a delivery obligation using our trucks. However, we consider the earnings process substantially complete because the cost of delivery service is inconsequential (less than 3%) in relation to the selling price. Further, under industry terms of trade, title passes and the payment obligation is established when the block is identified at the quarry.

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

Manufacturing

Rock of Ages does not record a sale, nor do we record gross profit, at the time granite is transferred to the manufacturing division from our quarries. We record revenue and gross profit related to internally transferred granite only after the granite is manufactured into a finished product and sold to an outside customer. Manufacturing revenues related to outside customers are recorded when the finished product is shipped from our facilities. Revenues related to internally transferred finished products to our owned retail outlets are not recorded as manufacturing revenues and recorded by the retail division when ultimately sold to an outside customer.

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

We assess impairment of goodwill in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 require a two-step test be performed. First, the fair value of each reporting unit will be compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded. In the third quarter we performed our annual assessment for the retail unit. We calculated the fair value of the retail unit based on estimated expected discounted future cash flows using the Company's weighted average cost of capital. We concluded that the retail unit could not support the goodwill booked in the last two acquisitions and therefore have written off all of the retail goodwill of $318,000 in the third quarter. As a result, we have no goodwill on our balance sheet for retail operations. We likewise have no goodwill on our balance sheet for our manufacturing operations.  All of the goodwill on our balance sheet at October 1, 2005 of $368,000 relates to the Rockwell quarry acquisition, which was completed in the first quarter of 2005. In connection with quarries that we acquire, any excess of the purchase price over the fair value of net assets acquired is normally applied to identifiable intangible assets, such as customer lists, with any excess assigned to goodwill.

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

Valuation of deferred income taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the current and deferred tax assets will not be realized. The ultimate realization of current and deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. This assessment is made each reporting period. At the end of the second quarter, based on the recent levels of historical taxable income and projections for future taxable income, the Company believed it was not more likely than not that it will generate the required taxable income to fully realize the benefit of the net U.S. deferred tax assets.  As such, we adjusted our valuation allowance against the deferred tax assets to fully reserve for the entire net U.S. deferred tax asset which resulted in a charge to tax expense of $9,194,000 in the second quarter of 2005. At the end of the third quarter, we reached a similar conclusion, therefore we have continued to fully reserve for the entire net U.S. deferred tax asset. We will continue to assess the valuation allowance on a regular basis and may reduce the valuation allowance if and/or when the Company has taxable income from its U.S. operations in the future.  Based on the levels of taxable income from our US operations, utilization of tax loss carry forwards and potential adjustments in the level of the tax valuation allowance, the Company's effective tax rate may vary considerably from year to year.

Contingencies

We are involved in various legal proceedings from time to time. Due to their nature, such legal proceedings involve inherent uncertainties and risks, including, but not limited to, court rulings, judgments, negotiations between affected parties and government action. Management, with the assistance of its outside advisors, assesses the probability of loss for such contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate.

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

Results of Operations

The following table sets forth certain operations data as a percentage of total net revenues with the exception of quarrying, manufacturing and retailing gross profit, and SG&A expenses, which are shown as a percentage of their respective revenues.

	Three Months Ended			Nine Months Ended
	October 1,		October 2,	October 1,		October 2,
	2005		2004	2005		2004

Statement of Operations Data:
Net Revenues:
Quarrying	30.5%		34.3%	26.9%		34.6%
Manufacturing	31.3%		27.0%	29.0%		25.0%
Retailing	38.2%		38.7%	44.1%		40.4%

Total net revenues	100.0%		100.0%	100.0%		100.0%

Gross Profit:
Quarrying	34.3%		53.2%	19.2%		40.4%
Manufacturing	33.3%		27.8%	29.3%		27.9%
Retailing	52.6%		56.3%	53.0%		56.7%

Total gross profit	41.0%		47.5%	37.1%		43.9%

Operating Expenses:
Selling, general and administrative:
Quarrying	14.1%		10.8%	16.7%		11.7%
Manufacturing	18.8%		14.8%	21.6%		17.3%
Retailing	77.8%		58.3%	73.0%		60.1%
Corporate Overhead	6.1%		5.8%	6.9%		6.2%

Total operating expenses	46.0%		36.0%	50.0%		38.9%
Adverse Judgment and legal expenses	0.0%		0.0%	0.0%		10.2%

Total operating and other expenses	46.0%		36.0%	49.9%		49.1%

Income (loss) from continuing operations before interest and income taxes	(5.0%	)	11.5%	(12.8%	)	(5.2%	)

Interest expense	2.4%		0.8%	2.1%		0.7%

Income (loss) from continuing operations before income taxes	(7.4%	)	10.7%	(14.9%	)	(5.9%	)

Provision (benefit) for income taxes	0.3%		5.0%	12.9%		(1.1%	)

Income (loss) from continuing operations	(7.7%	)	5.7%	(27.8%	)	(4.8%	)

Discontinued operations, net of income taxes	0.0%		0.0%	0.0%		(0.1%	)

Net income (loss)	(7.7%	)	5.7%	(27.8%	)	(4.9%	)

Three Months Ended October 1, 2005 Compared with Three Months Ended October 2, 2004

On a consolidated basis for all segments for the three-month period ended October 1, 2005, compared with the same period in 2004, revenue decreased 5.4%, gross profit decreased 18.5% and total SG&A and unallocated corporate overhead increased 20.8% for reasons discussed in detail in the segment analyses below.

Quarry Segment Analysis

Revenues in our quarry operations for the three-month period ended October 1, 2005 were down 15.9% from the same period last year primarily as a result of decreased shipments from our Salisbury Pink and Gardenia White quarries to overseas customers. Our export shipments declined as a result of several factors including our customers' existing inventory levels as well as what we believe are credit restrictions in China.

Gross profit dollars from our quarry operations for the three-month period ended October 1, 2005 decreased 45.8% and gross profit as a percentage of revenue decreased from 53.2% of revenue to 34.3% of revenue. The decreases in gross profit dollars and gross profit as a percentage of revenue were largely a result of additional repair and maintenance expenses, absorption of expenses associated with the Rockwell quarry acquisition and lower operating efficiencies associated with the decrease in revenue.

SG&A costs in our quarry segment increased 10.3% for the three-month period ended October 1, 2005 and increased 3.3 percentage points as a percentage of revenue.  The increases are mainly due to an increase in compensation and benefits relating to the planned retirement of the president of the quarries on March 31, 2006 and transitioning duties to the new president.

Manufacturing Segment Analysis

Revenues in our manufacturing operations for the three-month period ended October 1, 2005 increased 9.8% from the same period last year as a result of strong shipments of mausoleums as well as an increase in sales of industrial products. Our backlog of mausoleum orders and typical memorial products remains strong compared to the same period last year.

Gross profit dollars from the manufacturing group increased 31.4% and gross profit as a percentage of manufacturing revenue increased by 5.5 percentage points for the three-month period ended October 1, 2005 compared with the same period last year. The significant increase in gross profit was primarily attributable to the higher proportion of shipments of mausoleums and larger memorials from our Barre manufacturing plant as well as to increased sales.

SG&A costs for the three-month period ended October 1, 2005 for the manufacturing group increased 39.7% from the same period last year primarily as a result of the additional people and programs put in place to expand our sales to current authorized retailers and to add new authorized retailers. We have concluded that this effort has not been effective and have taken steps to reduce the SG&A expenses related to this effort.

Retail Segment Analysis

Revenues in our retail operations for the three-month period ended October 1, 2005 decreased 6.7% from the same period last year primarily as a result of lower backlogs at the beginning of the quarter. The backlog at the end of the quarter was 3.6% lower than the 2004 level but increased 21.7% from the beginning of the quarter.

Gross profit dollars from the retail operations decreased 12.8% and gross profit as a percentage of revenue decreased 3.7 percentage points compared with the same period last year. The decrease in gross profit dollars is a result of the decrease in revenues discussed above. The decrease as a percentage of revenue is due to several factors associated with the transition to our new marketing and branding programs. We expect our gross margin as a percentage of revenue will increase as revenues increase, however that will depend on the mix of craftsmanship level consumers choose to purchase in our branded product line. We attribute most of the decline to the pricing matrix established with our new branding program early in the year and expect that pricing will be adjusted to return us to the 55% or higher gross margin target in 2006.

SG&A costs from our retail operations increased 24.5% for the three-month period ended October 1, 2005 compared with last year and SG&A costs as a percentage of retail revenue increased 19.5 percentage points from the same period last year. The increase in SG&A was a result of the expenses associated with the various investments in people and programs related to changing  our product mix, branding strategy, marketing plan, retail sales counselor compensation structure, pricing policy, and other items.  While we continue to focus on the new branding and pricing programs introduced earlier this year, we have developed a retail store staffing plan that through a combination of headcount reductions and related operational enhancements focuses on the productivity of our sales force and allows us to operate more efficiently with a smaller managerial staff. We expect this will reduce retail SG&A by approximately 10% in 2006 from 2005 levels.

Consolidated Items

Unallocated Corporate overhead was essentially unchanged compared with the same period a year ago.

Interest expense increased 172.2% for the three-month period ended October 1, 2005 compared with the same period last year as a result of the increase in debt associated with the payment of the Eurimex judgment, the investment in Forethought Financial Services and net operating losses, as well as slightly higher interest rates on our credit facilities.

Income tax expense for the three-month period ended October 1, 2005 was $70,000 despite a consolidated loss. This provision is attributable to the Company's profitable Canadian subsidiary. The Company's effective tax rate was 46.5%, for the same three-month period in 2004. The tax expense of the third quarter of 2005 consisted of the benefit of $137,000 from carrying back to prior years a portion of the 2004 tax net operating loss, net of the Canadian income tax expense of $207,000 for the quarter.

In the three-month period ended July 2, 2005, the Company made the determination that, based on the results of the previous three years coupled with current year actual and projected operating results and the guidance in SFAS 109, we could not estimate that the Company will more likely than not generate the required taxable income to fully realize the benefit of the net U.S. deferred tax assets the Company has generated over the years.  As such, we adjusted our valuation allowance against the net U.S. deferred tax assets to fully reserve for the entire net U.S. deferred tax assets. After reviewing the results of the third quarter, we continued to fully reserve for the entire net deferred tax assets. We will continue to assess the valuation allowance on a regular basis and may reduce the valuation allowance if and/or when the Company has taxable income from its U.S. operations in the future as required by SFAS 109.

Nine Months Ended October 1, 2005 Compared to Nine Months Ended October 2, 2004

On a consolidated basis for all segments for the nine-month period ended October 1, 2005, compared with the same period in 2004, revenue decreased 5.2%, gross profit decreased 20.0% and total SG&A expenses increased 21.7% from the same period last year for reasons discussed in detail in the segment analyses below.

Quarry Segment Analysis

Revenue in our quarry operations for the nine-month period ended October 1, 2005 was down 26.5% from the same period last year primarily as a result of decreased shipments from our Bethel White, Salisbury Pink and Gardenia White quarries to overseas customers. Our export shipments declined as a result of several factors including our customers' existing inventory levels as well as what we believe are credit restrictions in China.

Gross profit dollars from our quarry operations for the nine-month period ended October 1, 2005 decreased 65.2% and gross profit as a percentage of revenue decreased from 40.4% of revenue to 19.2% of revenue. The decreases in gross profit dollars and gross profit as a percentage of revenue were largely a result of additional repair and maintenance expenses, absorption of additional expenses associated with a quarry acquisition and lower operational efficiencies associated with the decrease in revenue.

SG&A costs in our quarry segment increased 5.2% for the nine-month period ended October 1, 2005. The increases were a result primarily of increased compensation expense relating to the planned retirement of the president of the quarries on March 31, 2006 and transitioning duties to the new president.

Manufacturing Segment Analysis

Revenues in our manufacturing operations for the nine-month period ended October 1, 2005 increased 10.2% from the same period last year primarily as a result of strong shipments of mausoleums as well as an increase in sales of industrial products. Our backlog of mausoleum orders and typical memorial products remains strong compared to the same period last year.

Gross profit dollars from the manufacturing group increased 15.8% and gross profit as a percentage of manufacturing revenue increased 1.4 percentage points for the nine-month period ended October 1, 2005 compared with the same period last year. The increase in gross profit margin results from the positive effect increased revenue has on reducing certain fixed costs as a percentage of revenue in our operations, and higher revenues from industrial products which typically have above average gross margins.

SG&A costs for the nine-month period ended October 1, 2005 for the manufacturing group increased 38.1% compared with the same period last year primarily as a result of the additional people and programs put in place to expand our sales to current authorized retailers and to add new authorized retailers. We have concluded that this effort has not been effective and have taken steps to reduce the SG&A expenses related to this effort.

Retail Segment Analysis

Revenues in our retail operations for the nine-month period ended October 1, 2005 increased 3.5% from the same period last year. We believe the increase is a direct result of modifications to our product mix, branding strategy, marketing plan, retail counselor compensation structure, pricing policy, and other items. Our order receipts increased 1.6% over the same period last year and our backlog, which was 14.2% less than the prior year at the end of the second quarter is now 3.6% less than the backlog balance at October 2, 2004.

Gross profit dollars from the retail operations decreased 3.2% and gross profit as a percentage of revenue decreased 3.7 percentage points compared with the same period last year. The decrease in gross profit dollars is a result of the decrease in revenues discussed above. The decrease as a percentage of revenue is due to several factors associated with the transition to our new marketing and branding programs. We expect our gross margin as a percentage of revenue will increase as revenues increase, however that will depend on the mix of craftsmanship level consumers choose to purchase in our branded product line. We attribute most of the decline to the pricing matrix established with our new branding program early in the year and expect that pricing will be adjusted to return us to the 55% or higher gross margin target in 2006.

SG&A costs from our retail operations increased 25.8% for the nine-month period ended October 1, 2005 compared to last year and SG&A costs as a percentage of retail revenue increased 12.9 percentage points from the same period last year. The increase in SG&A was a result of the expenses associated with the various investments in people and programs related to changing  our product mix, branding strategy, marketing plan, retail sales counselor compensation structure, pricing policy, and other items.  While we continue to focus on the new branding and pricing programs introduced earlier this year, we have developed a retail store staffing plan that, through a combination of headcount reductions and related operational enhancements, focuses on the productivity of our sales force and allows us to operate more efficiently with a smaller managerial staff. We expect this will reduce retail SG&A approximately 10% in 2006 from the 2005 annual level.

Consolidated Items

Unallocated Corporate overhead increased 4.9% for the nine-month period ended October 1, 2005 compared with the same period last year primarily as a result of professional fees related to executive searches and amending our debt facility.

In the nine-month period ended October 2, 2004 we recognized a $6.5 million expense associated with the Eurimex legal case, including the judgment and any legal or other related expenses. This case was concluded in 2004.

Interest expense increased 180.4% for the nine-month period ended October 1, 2005 compared with the same period last year as a result of the increase in debt and higher interest rates on our credit facilities. The increase in debt is due, in part to the Rockwell Quarry and the McColly retail operation acquisitions, as well as our operating results and changes in working capital.

Income tax expense for the nine-month period ended October 1, 2005 was $7.8 million despite a consolidated loss.  This provision is primarily attributable to a valuation allowance of $9.2 million recognized in the quarter ended July 2, 2005 to fully reserve against the U.S. deferred tax assets. The Company reported a benefit of $675,000 for the same period in 2004 reflecting the consolidated loss in that period. The tax expense for the first nine months of 2005 consisted of the valuation allowance noted above and the Canadian income tax expense of $500,000 which was partially offset by the tax benefit related to carrying back to prior years a portion of the 2004 tax net operating loss.

In the three-month period ended July 2, 2005, the Company made the determination that, based on the results of the previous three years coupled with current year actual and projected operating results and the guidance in SFAS 109, we could not estimate that the Company will more likely than not generate the required taxable income to fully realize the benefit of the net U.S. deferred tax assets the Company has generated over the years. As such, we adjusted our valuation allowance against the net U.S. deferred tax assets to fully reserve for the entire net U.S. deferred tax assets. After reviewing the results of the third quarter, we continued to fully reserve for the entire net deferred tax assets. We will continue to assess the valuation allowance on a regular basis and may reduce the valuation allowance if and/or when the Company has taxable income from its U.S. operations in the future as required by SFAS 109.

Liquidity and Capital Resources

We consider our liquidity to be adequate to meet our long and short-term cash requirements to fund operations and pursue our retail strategy. Historically, we have met these requirements primarily from cash generated by operating activities and periodic borrowings under the commercial credit facilities described below. Our operating results and changes in working capital in the first nine months of 2005 have required us to increase our borrowings under our credit facility.  We are actively monitoring our cash requirements and adjusting those requirements as needed particularly with regard to acquisitions and capital spending.  We do not anticipate any requirements for additional financing in the next 12-18 months beyond what is available to us under our existing credit facilities.

In 2004, the funded status of our defined benefit pension plan decreased by approximately $1 million primarily as a result of a decrease in the discount rate used to calculate the pension benefit obligation from 6.25% to 5.79%. We have historically contributed between $800,000 and $1.0 million per year to the plan. The Company previously disclosed in its consolidate financial statements for the year ended December 31, 2004 that it expected to contribute $945,000 to the defined benefit plan during 2005. As of October 1, 2005, $473,000 has been contributed. The Company is not required to make any additional contributions in 2005 but is currently evaluating whether to do so.

Cash Flow

At October 1, 2005, the Company had cash and cash equivalents of $4.1 million and working capital of $20.4 million, compared with $4.3 million and $26.1 million, respectively, at December 31, 2004. The decrease in working capital is primarily the result of the increase in the revolving credit facility.

Cash flows from Operations. Net cash used in operating activities was $4.1 million in the nine-month period ended October 1, 2005 compared with $17,000 in the same nine-month period of 2004. The primary reason for the change is the lower earnings in 2005 coupled with higher inventory levels, and a smaller increase in customer deposits in 2005 than in 2004.

Cash flows from Investing Activities. Cash flows used in investing activities were $9.3 million in the nine-month period ended October 1, 2005. Capital spending was $5.1 million as a result of continued investment in our operations. In addition, we used $3.5 million in cash to acquire the Rockwell quarry and approximately $600,000 in cash to acquire the McColly retail operation. Cash used in investing activities of $4.3 million in the nine-month period ended October 2, 2004 consisted of capital spending of $5.5 million, $477,000 for the Crone acquisition and $3.5 million for the Forethought Financial Services (FFS) investment, partially offset by cash of $5.25 million received from the sale of the cemeteries. Cash used in investing activities usually comes from either borrowings under our credit facilities or from operations.

Cash flows from Financing Activities. Net cash provided by financing activities in the nine-month period ended October 1, 2005 was $12.8 million, which consisted of borrowings under the line of credit of $3.9 million, net long-term debt borrowings of $9.5 million, and proceeds from stock options exercised of $24,000 less dividends paid on common stock of $555,000. $5.2 million was provided by financing activities in the corresponding period of 2004, which consisted of borrowings under the line of credit of $1.1 million, net long-term debt borrowings of $3.5 million used to make the Forethought Financial Services investment and proceeds from stock options exercised of $976,000 less dividends paid on common stock of $438,000.

CIT Credit Facility

We have a credit facility with The CIT Group — Business Credit and Chittenden Trust Company that consists of an acquisition term loan line of credit of up to $30 million and a revolving credit facility of up to another $20 million based on eligible accounts receivable, inventory and certain fixed assets. The credit facility expires in October 2007. As of October 1, 2005, we had $19.3 million outstanding and $10.7 million available under the term loan line of credit and $17.4 million outstanding and $2.6 million available under the revolving credit facility. Pursuant to the Further Amendment (defined below) the Company's lenders have placed a reserve of $2 million against availability under the revolving credit facility with the lenders retaining the right to over advance in their discretion. The lenders also agreed to transfer $6.2 million of the revolving loan balance to term debt, as that amount was expended for acquisitions and new store openings which qualify under the term credit facility. Accordingly this amount has been classified as long term debt on the balance sheet at October 1, 2005.  In addition, $3.5 million of the proceeds from the sale of our investment in FFS Holdings, Inc (see note 15) will be credited to term debt, resulting in a net $2.5 million increase in term debt and at the same time increasing the amount available to the Company on its existing revolving line of credit. The credit facility loan agreement places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, make capital expenditures, repurchase stock and make investments or guarantees.

The credit facility agreement also contains certain covenants for a minimum Operating Cash Flow to Debt Service Ratio (the Ratio) and a limit on the Total Liabilities to Net Worth Ratio of the Company. Initially, the facility required the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA) less taxes and capital expenditures to the sum of interest and scheduled debt repayments be at least 1.25 for any trailing twelve-month period at the end of a quarter. As a result of significant Eurimex arbitration expenses, and operating losses, the Company has been in violation of this covenant and has received waivers and amendments of these covenants from its lenders. On August 10, 2005 we signed an amendment to the agreement (the Amendment) which reduced the Ratio for a period of time, increased the interest rates on the outstanding balances on both the term loans and revolving credit facility by 0.25% and contained other provisions.  As of October 1, 2005, we were in violation of the amended Ratio as set forth in the Amendment primarily as a result of operating results. On November 15, 2005, the Company received and executed a further amendment to the Ratio allowing us to be in compliance with our credit facility at October 1, 2005 (the Further Amendment). Therefore, we continue to classify the term debt as long-term on our Consolidated Balance Sheet at October 1, 2005.  In the Further Amendment the Company and its lenders have agreed to adjust the required covenant levels for the balance of 2005 and 2006, and the Company believes it is probable that it will be in compliance with those adjusted covenants. The Further Amendment also limits annual capital expenses to $3 million beginning in 2006, and prohibits the Company from paying dividends without the prior consent of the lenders. The Company believes it is unlikely that it will receive bank consent to pay dividends in 2006. The Further Amendment also increases the interest rates on the outstanding balances of the term loans and the revolving credit facility by a further 0.25% until June 30, 2006, at which time the interest rate will be reduced by 0.25% so long as the Company is not in default. Finally, our lenders imposed a fee of $30,000 in connection with the Further Amendment.

The facility also requires the ratio of the Company's total liabilities to net worth not exceed 2.0. As of October 1, 2005, the Company was in compliance with this covenant as our total liabilities to net worth ratio was 1.5.

We have a multi-tiered interest rate structure on our outstanding debt with CIT. We can elect the interest rate structure under the credit facility based on the prime rate or LIBOR for both the revolving credit facility and the term loan. The incremental rate above or below prime and above LIBOR is based on our Funded Debt to Net Worth Ratio. Based on this ratio, our current rates are 50 basis points higher than the lowest rates available to us.  As a result of the waiver and covenant adjustments noted above, the Company's rate structure will remain 50 basis points higher for both the revolver and term loans until the Company's trailing twelve month coverage ratio is equal to or greater than 1.25. The rates in effect as of October 1, 2005 were as follows:

	Amount	Formula	Effective Rate

Revolving Credit Facility	$5.4 million	Prime	6.75%
Revolving Credit Facility	12.0 million	LIBOR + 1.50%	5.19%
Term Loans	12.5 million	LIBOR + 2.00%	5.86%
Term Loans	3.5 million	LIBOR + 1.75%	5.44%
Term Loans	3.1 million	LIBOR + 2.00%	5.86%
Term Loans	157,000	Prime + .25%	7.00%

Canadian Credit Facility

As of October 1, 2005, the Company had $4.0 million CDN available and $0 outstanding under a demand revolving line of credit with the Royal Bank of Canada.

Contractual Obligations

Our contractual obligations have not changed materially since December 31, 2004, as disclosed in our annual report on Form 10-K.  Our primary need for capital will be to maintain and improve our manufacturing, quarrying, and retail facilities. We have approximately $5.1 million budgeted for capital expenditures in 2005. $5.1 million has been expended to date. We expect to finish the year approximately $650,000 higher than the budgeted amount. Capital expenditures in 2006 are currently expected to be less than $3 million. We believe the combination of cash flow from operations and our credit facility will be sufficient to fund our operations for the next twelve months.

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

The growth and profitability of our retail operations depends, in at least in part, on our ability to successfully execute staff productivity improvements, sales and marketing initiatives, and new product programs.

Our ability to grow our retail business and improve retail profits depends in part on our ability to successfully execute store level staffing plans that will allow us to operate more efficiently and with a smaller managerial staff.  In addition, our ability to grow our retail operations depends in part on the successful execution of recently implemented sales and marketing programs, including the branding program and certain new product introductions.  Our failure to execute these plans and programs may adversely affect our ability to grow revenues and profits, and adversely affect our business and financial results.

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

The terms of our credit facility with CIT restrict our ability to, among other things, consummate asset sales, participate in mergers, incur additional debt, pay dividends, repurchase stock or make investments or guarantees. The terms also contain covenants that require us to meet financial tests, including a minimum Operating Cash Flow to Debt Service Ratio and a maximum Total Liabilities to Net Worth Ratio, in order to continue to borrow under the facility and avoid a default that might lead to an early termination of the facility. The terms of this credit facility, including these covenants, are generally described above in this Item 2 under the caption "Liquidity and Capital Resources-Capital Resources-CIT Credit Facility.

As described under such caption, we have been and were as of December 31, 2004, in violation of the minimum Operating Cash Flow to Debt Service Coverage Ratio, but were granted a waiver allowing us to exclude certain expenditures from our calculation of EBITDA and capital expenditures in the fourth quarter of 2004 and thereby comply with this covenant at December 31, 2004. Also as described under such caption, the waiver includes modifications to the minimum Operating Cash Flow to Debt Service Coverage Ratio in 2005 based on our projections. For the period ended October 1, 2005, we were in violation of the modified covenant levels primarily as a result of poor operating results for the second quarter and the first half of the year. We received a waiver allowing us to be in compliance with our credit facility at October 1, 2005 and our lenders have agreed to adjust the required covenant levels for the balance of 2005 and 2006.  While we believe we will be in compliance with the adjusted covenants during the remainder of 2005 and for 2006, we cannot provide assurances that we will be able to maintain compliance with this or other covenants in our loan facility or that we will continue to receive waivers of any non-compliance. While we currently maintain excellent relations with our lenders, if we are unable to comply with the financial or other covenants of our loan facility as recently amended,  we will likely be unable to borrow additional amounts under the facility or amounts under the facility could be accelerated and become due and payable immediately, which would adversely affect our liquidity and our business and operations.

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

Our internal controls may not be adequate. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we assess and report on our internal control over financial reporting, beginning with our Annual Report on Form 10-K for the year ending December 31, 2007. In addition, our independent registered public accounting firm must audit and report on management's assessment of our internal controls over financial reporting. We are in the process of documenting and testing our system of internal controls to provide the basis for our report. However, at this time, due to the ongoing evaluation and testing, no assurance can be given that there may not be significant deficiencies or material weaknesses in our internal control over financial reporting that would be required to be reported. Accordingly, we cannot assure you that we or out independent registered public accounting firm will be able to report that our internal controls over financial reporting are effective. In this event, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the market value of our Class A Common Stock.

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

(a)  Disclosure Controls and Procedures.  The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files or submits under the Exchange Act.

(b) Internal Control Over Financial Reporting.  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.  See the disclosure contained in “Risk Factors that May Affect Future Results” in Item 2 of this Report for disclosure on the status of the Company's efforts to document and test its internal controls.

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

As previously announced on August 4, 2005, we concluded that it was no longer more likely than not that the Company would generate sufficient U.S. based taxable income in the future to realize the net U.S. deferred tax asset. Accordingly, we recorded a non-cash charge providing a valuation allowance to fully reserve for the entire net U.S. deferred tax asset. The amount of the charge was $9,194,000. The valuation allowance had a direct negative impact on the Company's net income and shareholder's equity for the second quarter and year-to-date periods thereafter and will result in the Company's inability to record tax benefits on future losses of its U.S. operations until it generates sufficient future taxable income to support a reduction of the valuation allowance. The valuation allowance will not impact the Company's cash flow.

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

	10.1	Retirement Agreement - Jon M. Gregory

	31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports Submitted on Form 8-K:

On August 2, 2005, the Registrant filed a report on Form 8-K pursuant to Item 7.01 (Regulation FD Disclosure) and Item 9.01 (Financial Statements and Exhibits) to report it had issued a press release announcing it would be reporting results for the Second Quarter of 2005 and a conference call had been scheduled for that morning.

On August 4, 2005, the Registrant filed a report on Form 8-K pursuant to Item 2.02 (Results of Operations and Financial Condition), Item 8.01 (Other Events) and Item 9.01 (Financial Statements and Exhibits) to announce its results of operations for the quarter ended July 2, 2005. The Registrant also announced the Board of Directors of the Company had declared a quarterly cash dividend of $.025 for each share of common stock, payable on September 15, 2005 to shareholders of record on August 15, 2005.

On August 10, 2005, the Registrant filed a report on Form 8-K pursuant to Item 1.01 (Entry into a Material Definitive Agreement) and Item 9.01 (Financial Statements and Exhibits) to report the Company signed a letter from its lenders, the CIT Group/Business Credit and Chittenden Trust Company (the "Waiver Letter") pursuant to which CIT and Chittenden waived compliance with certain financial covenants contained in the Financing Agreement dated December 17, 1997, as amended, and modified those covenants for 2005 and 2006.

On October 3, 2005, the Registrant filed a report on Form 8-K pursuant to Item 4.01 (Changes in Registrant's Certifying Accountant) to report that on September 27, 2005, the Registrant dismissed KPMG as its independent registered accounting firm.  The Registrant also reported that on September 29, 2005, the Audit Committee appointed Grant Thornton as the Registrant's new independent registered accounting firm.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ROCK OF AGES CORPORATION

Dated: November 15, 2005	By: /s/ Nancy Rowden Brock Nancy Rowden Brock Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Number	Exhibits

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

10.1	Retirement Agreement - Jon M. Gregory

31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

Consolidated Balance Sheets
Consolidated Statements Of Operations
Consolidated Statements Of Cash Flows
Notes To Consolidated Financial Statements
Managements Discussion and Analysis of Financial Condition and Results of Operations
Quantitative and Qualitative Disclosure About Market Risk
Controls and Procedures
Legal Proceedings
Other Information
Exhibits and Reports on Form 8-K
Signature