Form 10-K
period 2005-12-31
ROCK OF AGES CORP
filed 2006-04-17
CIK 84581

Click here to go to the Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

CLASS A COMMON STOCK, PAR VALUE $0.01
(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐ No ☒

As of June 30, 2005, the aggregate market value of the registrant's voting stock (including Class B Common Stock, par value $.01 per share ("Class B Common Stock"), which is convertible on a share-for-share basis into Class A Common Stock, par value $.01 per share ("Class A Common Stock" and, together with Class B Common Stock, "Common Stock")), held by non-affiliates of the registrant was $35,518,088. As of March 31, 2006, there were outstanding 4,660,800 shares of Class A Common Stock and 2,738,596 shares of Class B Common Stock.

 2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Rock of Ages Corporation ("Rock of Ages" or the "Company") to differ materially from those contained in such statements. All statements other than statements of historical fact could be deemed forward-looking statements, and may include projections of revenue, gross profit, expenses, earnings or losses from operations or other financial items; any statements of the plans, strategies and objectives of the Company or its management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions may include the challenge of continuing to build and grow Rock of Ages' retail distribution systems through referral relationships, retail acquisitions, adding new independent retailers and new store openings; uncertainties involving quarry yields and demand for Rock of Ages' dimension stone; and other risks and uncertainties described herein, including, but not limited to the items discussed in "Risk Factors That May Affect Future Results" in Item 1A of this report, and that are otherwise described from time to time in Rock of Ages' reports filed with the Securities and Exchange Commission  after the date of filing of this report.

 We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

 PART I

Introductory Note

The Company has restated its consolidated financial statements for the years ended December 31, 2004 and 2003, and the quarterly financial information for the first three quarters of 2005 and all quarters of 2004. The restatement reflects adjustments in the statements of operations related to the classification of shipping and handling costs in order to be compliant with Emerging Issues Task Force ("EITF") consensus No. 00-10, "Accounting for Shipping and Handling Fees and Costs" in its quarry and manufacturing segments. The Company's prior method of accounting for certain freight costs to deliver products to its customers' designated location was to include these costs as a deduction from net revenues. Such costs are now included in cost of sales. The impact of the restatement was to increase net sales and cost of sales by $6.0 million and $6.3 million in 2004 and 2003, respectively. The restatement had no impact on total gross profit, income from continuing operations, net income or earnings per share for any of the periods restated. See also note 2 of the Notes to Consolidated Financial Statements.

ITEM 1.	BUSINESS

GENERAL

Rock of Ages is a Delaware corporation founded in 1885 and is an integrated granite quarrier, manufacturer and retailer whose principal product is granite memorials used primarily in cemeteries. We believe we are the largest quarrier, manufacturer and retailer of finished granite memorials and granite blocks for memorial use in North America, based on revenues. We own and operate 11 active quarry properties and 6 manufacturing and sawing facilities in North America, principally in Vermont and the Province of Quebec. We market and distribute our memorials on a retail basis through approximately 80 Company-owned retail sales outlets in the states indicated in Item 2 below. We also sell memorials wholesale to approximately 96 independent authorized Rock of Ages retailers in the United States as well as approximately 90 retailers in Canada. We market and sell our memorials at four distinctive levels of craftsmanship at various price points: Classic, Deluxe, Select and Signature. Our memorials are offered in granites of various colors and are covered by a full perpetual warranty or a limited perpetual warranty, depending on the particular granite. We believe the Rock of Ages trademark is one of the oldest and best-known brand names in the granite memorialization industry, and we actively promote our brand name and place a seal bearing the brand name on each memorial.

Rock of Ages, Signature, Sealmark, American Black, Barre Gray, Bethel White, Salisbury Pink, Gardenia White, Rockwell White, Laurentian Pink and Galactic Blue are trade names or trademarks of the Company. We rely on both registered and common law trademarks in the United States and in other countries to protect the goodwill associated with these brands.

As part of our growth strategy, we have engaged in various strategic acquisitions. From 1997 to 2000, we acquired 26 retail monument companies, expanding our retail presence to 15 states. From 1992 to 2000, we also made certain strategic acquisitions of quarries and manufacturing properties, as well as certain cemetery properties located in Kentucky. During the second quarter of 2002, the Company acquired a 1/3-equity interest in VIKA Ltd., a Ukrainian closed joint stock company that owns rights to quarry stone known as "Galactic Blue" on certain property located in Zhytomir, Ukraine. In connection with the share purchase, we acquired exclusive rights to sell the output of the Galactic Blue quarry. In November 2004, we acquired Crone Monument, a memorial retailer, with 2 locations in the Memphis, Tennessee area for a purchase price of $500,000. In February 2005, we acquired McColly Memorials, a memorial retailer, with 4 locations in the Pittsburgh, Pennsylvania area for a purchase price of $625,000. Finally, in February 2005 we acquired the land and equipment comprising the Rockwell White quarry in Rockwell, North Carolina for a purchase price of $3.5 million.

Also as part of our growth strategy to build and expand our branded memorial retail distribution system and profitable quarry operations, and to increase the profitability of our core manufacturing operations, we sold 2 quarries and 2 non-core manufacturing facilities in 2001, and one non-core manufacturing facility in 2002. In December 2003, we sold all of our cemetery properties and assets located in Kentucky to Saber Management, LLC, an Indiana-based operator of cemeteries and funeral homes, and exited the cemetery business. In connection with that sale, we entered into an agreement with Saber whereby we have retained the right to sell and install upright granite memorials in certain sections of most of the cemeteries sold, as well as in certain other cemeteries owned by Saber. In November 2004, we sold the Autumn Rose quarry located in Mill Creek, Oklahoma to AR Quarry Acquisition, LLC, for $750,000.

Beginning in the second half of 2005, we took steps to improve the profitability of the Memorials Division, primarily with respect to our retail operations. First, we developed a staffing plan for our retail stores that focuses on the productivity of our sales force and allows us to operate more efficiently with a smaller managerial staff. The staffing plan and productivity improvements were implemented beginning in September 2005 and were substantially complete by the end of October 2005. In addition, we closed or sold certain retail locations to improve profitability in our retail group. In October 2005, we closed three small retail locations in the Pittsburgh, Pennsylvania area and two locations in Connecticut. In December 2005, we sold four retail locations in New Jersey for approximately $850,000. These four locations are now Rock of Ages authorized retailers and will continue to sell Rock of Ages products. We will continue to explore ways to enhance productivity throughout the Company during 2006.

During 2005, we had operations in three business segments: Quarrying, Manufacturing and Retailing. Included within the business segments are operations that are unincorporated divisions of Rock of Ages and others that are separately incorporated subsidiaries. Financial information by business segment and geographic area is incorporated herein by reference to note 15 of the Notes to Consolidated Financial Statements included in this report. In addition, information regarding the revenues of each business segment is incorporated herein by reference to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Risks attendant to foreign operations are also incorporated herein by reference to "Risk Factors that May Affect Future Results" in Item 1A. Additional information regarding each business segment and Rock of Ages in general is set forth herein.

GROWTH STRATEGY

We seek to expand the scope and profitability of our operations through a growth strategy focusing on forward vertical integration into retailing, moving Rock of Ages closer to the ultimate customer, and selected acquisitions of quarries or acquiring distribution rights to selected types of dimension stone. The principal elements of this growth strategy include the following:

  Strategic Alliances with Funeral Homes and Cemeteries. We have formed and will continue to pursue strategic alliances with funeral home and cemetery owners to sell granite memorials in cooperation with them, in order to increase both pre-need and at-need sales of granite memorials. As of December 31, 2005, we had referral and/or sales agency relationships with approximately 450 funeral homes and cemeteries in the areas that we service.
  Direct Sales of Mausoleums, Estate and Civic Memorials. We expect to continue to expand sales of private mausoleums, and estate and civic memorials direct to the customer through our mausoleum and special features sales force based at our Barre, Vermont Craftsman Center.
  Selective Expansion of Company-Owned Retail Network. We will  continue to explore expanding our Company-owned retail network by selectively acquiring independent granite memorial retailers and by opening new retail stores in selected markets in North America. Because we are currently focused on improving the profitability of our existing retail stores, it is unlikely that we will acquire any retailers or open new stores in 2006. However in the long term we believe that  by selectively expanding our Company-owned retail network, we can capture the higher gross margins (relative to quarrying and manufacturing gross margins) that have historically existed at the retail level.
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
  Other Product Line Enhancements. We intend to continue to expand and enhance our memorial product lines in color, design and style. Our objective is to provide a full range of memorials available at various price ranges. We also will continue to explore  the expansion of our product line beyond granite, marble and bronze memorials to other memorialization products and services.

 In January 2004 we integrated our retail division and our manufacturing and wholesale division to form the Memorials Division. The Memorials Division has a unified focus on expanding and enhancing the profitability of our retail distribution system of owned and independently operated retailers. We have divided the country into two regions with two regional vice presidents who are responsible for our owned stores, and for expanding our strategic alliances with funeral homes and cemeteries in regions where we have owned stores. Our manufacturing and wholesale sales group in Barre, Vermont is responsible for servicing our independent authorized retailers, obtaining new authorized retailers and expanding our wholesale strategic alliances with funeral homes and cemeteries.

PRODUCTS

Our principal products may be classified into three general product lines: granite quarry products (with limited value added manufacturing performed), manufactured granite products and non-granite memorials. The principal raw material for both granite product lines is natural granite as it comes from the ground, with the primary difference between the product lines being the extent of the processing or manufacturing of the granite. Non-granite memorials consist primarily of bronze markers. For each of the last three years, from 2005 to 2003, revenues derived from the sale of granite quarry products have accounted for 33%, 39% and 38%, respectively, of consolidated revenues; and revenues derived from the sale of manufactured granite products at wholesale and retail have accounted for 67%, 60% and 60%, respectively, of consolidated revenues. In each of the last three years, revenues derived from the sale of non-granite memorials have accounted for 2% or less of consolidated revenues.

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

Granite differs from deposit to deposit by color, grade and/or quality. We quarry and sell blocks of (i) Barre Gray granite from our Barre, Vermont quarries and gray granite from our Stanstead, Quebec quarry, (ii) black granite from our American Black quarry in Pennsylvania, (iii) pink granites from our Laurentian Pink quarry in Quebec and our Salisbury Pink quarry in North Carolina, (iv) white granites from our Bethel White quarry in Vermont and our Gardenia White and Rockwell White quarries in North Carolina and (v) grayish pink granites from our Kershaw and Coral Gray quarries in South Carolina. We also sell black granite with prominent blue feldspar from the Galactic Blue quarry in the Ukraine.

We sell granite blocks for memorial, building and other uses. While each of our quarries sell granite for memorial use and for building use, the output of the Bethel White quarry, the Gardenia White quarry, the Rockwell White quarry,  the Salisbury Pink quarry and the Galactic Blue quarry are primarily sold and used for building granite use (such as building cladding, tiles, pavers, steps, countertops and other building products) outside North America and the output of the other quarries is primarily used for memorial use in North America.

A quarry sales force both in and outside North America sells our granite blocks. The quarry sales force markets and advertises our granite blocks in various trade publications and by attending trade shows worldwide. Outside of North America, our quarry sales force generally sells directly to the customer or to independent distributors who buy blocks and resell them. This includes Rock of Ages Asia, a 50% Company-owned corporation based in Osaka, Japan.

Other quarry products include waste pieces not of a shape or size suitable for manufacturing, which are sold for erosion control for embankments, bridges or piers, and for other uses. In certain quarries, we have arrangements with crusher operators who operate on or near our quarries and sell crushed stone. The revenues and profits of these operations are not material. We have no marketing and advertising programs for these other quarry products.

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

Our granite memorials are sold to retailers by our memorial sales force that regularly speaks with customers by phone and makes personal visits to customers. Our mausoleums and special features group sells both to retailers and direct to the customer. We provide various point of sale materials to both our owned and independent authorized Rock of Ages retailers, and we also advertise in trade publications.

Rock of Ages also manufactures certain precision granite products which are made at our Barre, Vermont plant. These products include surface plates, machine bases, bases for coordinate measuring devices, press rolls and other products manufactured to exacting dimensions. These products are sold to the manufacturers of precision measuring devices or end users. A precision products sales force that phones or visits customers sells precision products. We also advertise our precision products in various trade publications and provide printed sales materials to prospective customers.

Retail Products

Our retail stores market and sell granite, bronze and marble memorials primarily to consumers. We currently own and operate approximately 80 retail outlets in 17 states. The granite memorials sold at retail include a wide variety of sizes, styles and shapes. We source memorials from our own plants and a number of additional manufacturers in North America and elsewhere in the world. Our retail operations utilize a retail sales force that markets and sells memorials through relationships with funeral homes and cemeteries and direct meetings with customers in their homes and at retail sales offices. We advertise and promote retail sales through direct mail material, yellow page listings, placing brochures at funeral homes and cemeteries, and newspaper advertising. Our retail sales outlets have been positioned to sell branded and unbranded memorials at all price points and qualities based on differences in granite, size, design and level of workmanship. In March 2005, we simplified and expanded the price points within our branded memorial lines with the objective of selling only branded memorials covering all price points at our owned retail stores by June 30, 2005. That objective has been substantially achieved, although we continue to sell unbranded memorials that were in inventory prior to the implementation of the new branding program.

MANUFACTURING AND RAW MATERIALS

Rock of Ages quarries and manufactures granite in the United States and Canada at the locations indicated in Item 2 "Properties." We also outsource the manufacturing of certain memorial products pursuant to supply agreements with other manufacturers.  There were no plants acquired or material additions to plants in 2005. We believe our manufacturing and quarrying capacity, together with our manufacturing outsourcing arrangements, are generally sufficient to meet anticipated production requirements for the foreseeable future.

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

We had manufacturing backlogs of $11 million as of December 31, 2005 and $10 million as of December 31, 2004. These backlogs occurred in the normal course of business. We do not have a material backlog in our quarrying operations. We had retail backlogs of $6.6 million as of December 31, 2005 and $8.6 million as of December 31, 2004. Of the backlog orders as of December 31, 2005, we expect approximately 70% to be filled during the 2006 fiscal year. The remainder represent orders where the memorial will be set at the discretion of the family.

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

RESEARCH AND DEVELOPMENT

We do not have a research and development department for any of our products. We regularly conduct market research, as well as research on new product designs and on equipment to improve the Company's technology. These activities are not separately accounted for as research, and we had no expenditures classified for financial reporting purposes as research in 2003, 2004 or 2005.

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

Our quarrying and manufacturing competitors include both domestic and international companies, some of which may have greater financial, technical, manufacturing, marketing and other resources than we have. Foreign competitors may have access to lower cost labor and extensive commercial deposits of memorial and building grade granite, and may be subject to less restrictive regulatory requirements. For example, companies in South Africa, India, China and Portugal manufacture and export finished granite memorials into North America, which compete with our products.

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

PATENTS, TRADEMARKS AND LICENSES

We hold a number of domestic and foreign patents, trademarks and copyrights, including the original registered trademark "Rock of Ages," which we first registered in 1913. We believe the loss of a single patent, trademark or copyright, other than the "Rock of Ages" trademark, would not have a material adverse effect on our business, financial condition or results of operations. See Item 1A - "Risk Factors That May Affect Future Results."

EMPLOYEES

We had approximately 639 employees as of December 31, 2005.

The collective bargaining agreements with the Granite Cutters Association and the United Steelworkers of America, respectively, which together represent approximately 169 employees in our Vermont manufacturing and quarrying operations, expire on April 28, 2006. We are currently involved in negotiations with union representatives. See Item 1A - Risk Factors That May Affect Future Results. We also have collective bargaining agreements with two unions representing approximately 65 employees in our Canadian operations. These agreements expire on October 31, 2006 and January 31, 2010, respectively.

We believe our relations with our employees are generally good, and recognize that our employees are our most important asset.

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

ITEM 1A.	RISK FACTORS

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

The growth and profitability of our retail operations depends, at least in part, on our ability to successfully execute staff productivity improvements, sales and marketing initiatives, and new product programs.

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

The terms of our credit facility with CIT restrict our ability to, among other things, consummate asset sales, participate in mergers, incur additional debt, pay dividends, repurchase stock or make investments or guarantees. The terms also contain covenants that require us to meet financial tests, including a minimum Operating Cash Flow to Debt Service Ratio and a maximum Total Liabilities to Net Worth Ratio, in order to continue to borrow under the facility and avoid a default that might lead to an early termination of the facility. The terms of this credit facility, including these covenants, are generally described in Item 7 of this report under the caption "Liquidity and Capital Resources-Capital Resources-CIT Credit Facility.

As described under such caption, for the period ended October 1, 2005, we were in violation of the Minimum Operating Cash Flow to Debt Service Coverage Ratio covenant levels primarily as a result of poor operating results for the second quarter and the first half of the year. We received a waiver allowing us to be in compliance with our credit facility at October 1, 2005 and our lenders agreed to adjust the required covenant levels for the balance of 2005 and 2006.  We cannot provide assurances that we will be able to maintain compliance with this or other covenants in our loan facility. Moreover, if we fail to maintain compliance with such covenants we cannot provide assurances that we will continue to receive waivers of any non-compliance. If we are unable to comply with the financial or other covenants of our loan facility as recently amended, we will likely be unable to borrow additional amounts under the facility and amounts under the facility could be accelerated and become due and payable immediately, which would seriously adversely affect our liquidity and our business operations and financial condition.

If we are unable to maintain our relationships with independent retailers, our sales may not continue to grow and could decline.

We have historically sold our granite memorials to consumers through independent retailers. Since we entered the retail business in 1997, we have acquired retailers with multiple retail outlets and have opened new stores in 17 states. However, we are still dependent in part on our independent retailers for the successful distribution of our products to the ultimate customer. We have no control over the independent retailers' operations, including such matters as retail price, advertising and marketing. Three important components of our growth strategy are to pursue strategic alliances with funeral homes, cemeteries and other death care professionals, selectively acquire retailers, and open new retail stores in selected markets. Although we have taken steps to reduce conflicts between our owned retail stores and our independent retailers, the implementation of these elements of our strategy has in the past been, and may in the future be, construed by some of our existing independent retailers as an effort to compete with them. In certain cases, this has adversely affected their relationship with us and caused them to decrease or cease their purchases of our products. These issues may continue to arise as we pursue our growth strategy. In addition, significant barriers to entry created by local heritage, community presence and tradition characterize the granite memorial retail industry. Consequently, we have experienced and may continue to experience difficulty replacing retailers or entering particular retail markets in the event of a loss of an independent retailer. We cannot assure you we will be able to maintain our existing relationships or establish new relationships with independent retailers. Disruption in our relationships with independent retailers could impede our sales growth or cause sales to decline, which would adversely affect our business and financial results.

Opening new stores is a component of our growth strategy and entails uncertainties and risks that could adversely affect our profitability.

Our ability to continue to grow our retail business will depend in part upon our ability to open new retail stores in selected locations. Our success in opening new retail stores will depend on our ability to identify suitable locations for opening new retail stores on acceptable terms, attract and retain competent management and sales personnel, form strategic alliances and relationships with local funeral homes, cemeteries and other death care professionals, and attract customers to our new stores. In addition, as noted above, there are significant barriers to entry in most markets created by local heritage, community presence and tradition which may favor existing retailers. It is unlikely new retail stores we open will generate significant profits in the early stages, and many new stores will lose money for the first few years of operation. Accordingly, opening new retail stores may adversely affect our business or profitability.

Our international operations may expose us to a number of risks related to conducting business in foreign countries.

We derived approximately 28% of total revenues in fiscal 2005 from sales to customers outside the United States, including approximately 13% from sales in Canada by our Canadian subsidiary. Foreign sales are subject to numerous risks, including currency conversion risks, limitations (including taxes) on the repatriation of earnings, slower and more difficult accounts receivable collection and greater complication and expense in complying with foreign laws. Our sales of granite blocks to foreign countries are primarily for building use and are subject to various cyclical factors in foreign countries, foreign exchange rates, policies of foreign governments and numerous other factors over which we have no control.

In 2005, our sales of granite blocks into China declined significantly as a result of economic conditions in China. While we have seen some signs of recovery in our Chinese markets and we are taking steps to develop sales to customers in other countries, we cannot assure you that sales of granite blocks to our Chinese and other Asian customers will recover to historic levels.

As previously disclosed, we own a 1/3 equity interest in VIKA, Ltd., a Ukrainian closed joint stock company that owns the right to quarry certain stone known as "Galactic Blue" on certain property located in Zhytomir, Ukraine. We also acquired the worldwide right to distribute Galactic Blue. Historically, political and governmental instability has been a feature in Ukraine, and the political and regulatory climate is subject to rapid change. Our investment in VIKA is subject to risks inherent in international operations, including adverse governmental actions, political risks, expropriation of assets and the risk of civil unrest and war. As the political and regulatory environment changes, we may face uncertainty about the interpretation of the agreements to which we are party and, in the event of dispute, we may have limited recourse within the legal and political system.

Employees' strikes and other labor-related disruptions may adversely affect our operations.

Our business is labor intensive, and our workforce includes, among other employees, highly skilled quarrying and manufacturing personnel such as stone cutters, sand blasters, sculptors and other skilled artisans. Approximately 37% of our workforce is unionized. Strikes or labor disputes with our unionized employees may adversely affect our ability to conduct our business.

Our collective bargaining agreements with the Granite Cutters Association and the United Steelworkers of America, which together represent approximately 169 employees in our Vermont manufacturing and quarrying operations, expire on April 28, 2006. Preliminary negotiations on a new collective bargaining agreement are currently ongoing. If we are unable to reach agreement with any of our unionized work groups in future negotiations regarding the terms of their collective bargaining agreement, or if additional segments of our workforce become unionized, we could be subject to work interruptions or stoppages in 2006 which could adversely affect our operations and our business.

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

There is an increasing trend toward cremation in the United States. The latest statistics from the National Funeral Director's Association, or NFDA, indicate cremation was used in approximately 32% of the deaths in the United States in 2005, compared to approximately 29% in 2003. To the extent increases in cremation rates result in decreases in memorialization rates, this decrease will result in a decline in our memorial sales, which will adversely affect our business and results of operations.

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

Historically, our operations have experienced certain seasonal patterns. Generally, our net sales are highest in the second or third quarter and lowest in the first quarter of each year due primarily to weather. Cemeteries in northern regions generally do not accept granite memorials during winter months when the ground is frozen because they cannot be properly set. We typically close certain of our Vermont and Canadian quarries from January to late March because of increased operating costs attributable to weather conditions. We have historically incurred an aggregate net loss during the first three months of each calendar year. Our operating results may vary materially from quarter to quarter due to, among other things, acquisitions and related integration costs, changes in product mix, shipping conditions and limitations on the timing of price increases, making quarterly year-to-year comparisons less meaningful.

Our competitive position could be harmed if we are unable to protect our intellectual property rights.

We believe our tradenames, trademarks, brands, designs and other intellectual property are of great value, and we rely on trademark, copyright and other proprietary rights laws to protect our rights to this valuable intellectual property. Third parties may in the future try to challenge our ownership of our intellectual property. In addition, our business is subject to the risk of third parties counterfeiting our products or infringing on our intellectual property rights. We may need to resort to litigation in the future to protect our intellectual property rights, which could result in substantial costs and diversion of resources. Our failure to protect our intellectual property rights, most notably the Rock of Ages trademark, could have a serious adverse effect on our business and competitive position.

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

Our retail stores and sales counselors are subject to the so-called "No-Call" laws, which allow consumers to place their telephone number on a "no-call" list maintained by various states and the federal government. At present, there are "No-Call" laws in a majority of states in which we do business and the federal "No-Call" law went into effect in the Fall of 2003. Our sales counselors are unable to make telephone calls to any consumer whose number has been placed on the applicable no-call list, subject to certain limited exceptions. Making telephone calls to introduce the Company and set appointments has been an important part of marketing our retail products and services. Compliance with the "No-Call" laws could adversely affect our retail business and results of operations.

If we or our independent registered public accounting firm are unable to affirm the effectiveness of our internal control over financial reporting in future years, the market value of our common stock could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we assess and report on our internal control over financial reporting, beginning with our Annual Report on Form 10-K for the year ending December 31, 2007. In addition, our independent registered public accounting firm must audit and report on management's assessment of our internal controls over financial reporting as of December 31, 2007 and subsequent fiscal year end dates. We are in the process of documenting and testing our system of internal controls to provide the basis for our report. However, at this time, due to the ongoing evaluation and testing, no assurance can be given that there may not be significant deficiencies or material weaknesses in our internal control over financial reporting that would be required to be reported. Accordingly, we cannot assure you that we or our independent registered public accounting firm will be able to report that our internal controls over financial reporting are effective. In this event, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the market value of our Class A Common Stock.

We may need to improve our controls over the preparation, review, presentation and disclosure of our consolidated financial statements.

We reported a material weakness in both fiscal 2004 and 2005 related to maintaining effective controls over the preparation, review, presentation and disclosure of our consolidated financial statements.  A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement in the annual or interim consolidated financial statements will not be prevented or detected. Specifically, our controls failed to prevent or detect the incorrect classification of certain freight charges.  This resulted in the restatement of our consolidated financial statements for the years ended December 31, 2004 and 2003 (See note 2 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K).   Prior to the restatement and corrections, the Company's method of accounting for certain freight costs to deliver products to customers' designated locations was to include these costs as a deduction from net revenues.   Such costs are now included in cost of sales, in accordance with EITF Consensus No. 00-10, "Accounting for Shipping and Handling Fees and Costs."  The restatement and corrections to correct the classification of such costs to cost of sales had no impact on total gross profit, income from continuing operations, net income or earnings per share for any of the periods restated.

In order to correct and restate the financial statements and data identified above, we identified and tabulated the amounts of revenue and expense for each of the affected periods.  We segregated in our accounting records amounts recognized as revenue when customers are billed for freight, and segregated in our accounting records amounts paid to third parties for freight and handling to deliver products to customers' designated location.  Affected operating and accounting staff have been trained on the appropriate use of these accounts.

We believe that in 2006 we have put in place controls and procedures necessary to properly account for and report shipping and handling fees and costs and we will continue to evaluate whether additional financial statement preparation and review procedures are necessary to remediate the material weakness described above.

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
  provide that stockholders may remove directors from office only for cause and by a supermajority vote;
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

In addition, Rock of Ages owns or operates 80 retail sales outlets and 4 associated sand blasting facilities in the states of Georgia, Iowa, Illinois, Indiana, Minnesota, Connecticut, Massachusetts, Rhode Island, Nebraska, Pennsylvania, Ohio, South Dakota, Kentucky, Tennessee, Vermont, West Virginia and Wisconsin. In certain cases, we lease, under customary lease arrangements, the land or other real estate associated with these outlets and facilities. We believe these facilities are suitable and adequate for our present and anticipated near-term needs.

The following table sets forth certain information relating to our principal quarry properties. Each of the quarries listed below: (i) is an open-pit quarry; (ii) contains granite suitable for extraction as dimension granite for memorial or other use; (iii) is serviced by electricity provided by local utility companies (other than the Bethel quarry which is serviced by internal generators); and (iv) has adequate and modern extraction and other equipment. We presently have no exploration plans. We own each of the quarries listed below. In the Rockwell quarry, we own part of the land comprising the quarry and we also lease an additional 14 acres on which we conduct quarry operations with 10 years remaining on the lease. We also own the Laurentian Pink quarry in Guenette, Quebec, which produces a dark pink memorial grade granite; and the Coral Gray quarry in Lancaster County, South Carolina, which produces a grayish pink memorial and building grade granite. We lease the Kershaw Pink quarry in Kershaw, South Carolina, which produces a grayish pink memorial and building grade granite. The remaining lease term (including renewals) is 37 years. As described in Item 1 of this report, we also own a 1/3 interest in VIKA, Ltd., which owns the Galactic Blue quarry in Zhytomir, Ukraine. However, while we consult from time to time on the development of the quarry, we do not directly or indirectly operate the quarry. The Galactic Blue quarry is currently under development and currently produces granite in small commercial quantities. We do not expect the quarry to achieve significant commercial production quantities in 2006. We do not consider the Laurentian Pink, Kershaw, Coral Gray or Galactic Blue properties to be currently significant or material to our business.

QUARRY	APPROXIMATE DATE OF COMMENCEMENT OF OPERATIONS	PRIOR OWNER (DATE ACQUIRED)	MEANS OF ACCESS	TOTAL ORIGINAL COST OF EACH PROPERTY	NET SALEABLE RECOVERABLE RESERVES (1) (CUBIC FEET)	NET SALEABLE RECOVERABLE RESERVES YEARS (2)

E.L. Smith	1880	E.L. Smith Quarry Co. (1948)	Paved road	$7,562,676	2,459,534,000	4,917

Adam-Pirie	1880	J.K. Pirie Quarry (1955)	Paved road	$4,211,363	984,886,000	6,558

Bethel	1900	Woodbury Granite Company, Inc. (1957)	Dirt road	$ 174,024	76,529,000	272

Stanstead	1920	Brodies Limited and Stanstead Granite Company (1960)	Paved road	$ 505,453	32,563,000	156

American Black	1973	Pennsylvania Granite Inc. (1997)	Paved road	$2,900,000	14,615,000	138

Salisbury	1918	Pennsylvania Granite Inc. (1997)	Paved road	$3,886,592	19,344,000	100

Gardenia White	1995	J. Greg Faith Thomas E. Ebans, Sr. David S. Hooker William L. Comolli (1998)	Dirt road	$4,633,000	2,602,000	17

Rockwell White	1993	Rockwell Granite Company (2005)	Dirt road	$1,930,000	5,950,000	79

(1)

Net saleable recoverable reserves are based on internal Company estimates, except for the reserves for the E.L. Smith, Adam-Pirie and Bethel quarries, which are based on independent assessments by CA Rich Consultants, Inc in 1993; and for the Gardenia White quarry, which are based on an independent assessment by Geomapping Associates in 1997. The Rockwell White reserves are based on information contained in a report dated September 1993 by a geologist employed by The Marlin Group. It is impossible to know the exact percentage of recoverable reserves that will not be saleable as a result of natural cracks, seams, color variations, or other natural defects in the quarry that are not discoverable through random core drilling samples. Likewise, reductions in recovery rates of saleable stone can dramatically increase the cost of the saleable stone making the quarry not commercially viable. Accordingly, these quantities are purely estimates based on observable surface area size times commercially feasible depths for quarrying granite, adjusted for historic recovery rates. Thus, the actual quantities and years of net saleable reserves could vary materially from the estimates set forth in the table.

(2)	See Note 1 above. Based on internal Company estimates using historical and current production levels.

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

Kurtz Monument Company (Pennsylvania) v. Rock of Ages Corporation (Delaware) Case No. 03-510 U.S. District Court for the Western District of Pennsylvania. As disclosed in prior filings with the Securities and Exchange Commission, on April 22, 2003, Kurtz Monument Company filed a complaint against Rock of Ages alleging we breached certain terms of a sealed settlement agreement by engaging in conduct constituting commercial disparagement. We believe this action by Kurtz Monument Company was completely without merit and we denied liability and that any commercial disparagement took place. Nevertheless, in order to avoid further distraction of management in connection with the case and ongoing costs of litigation, we settled the case for a small dollar amount, which represented our estimate of the cost to take the case to trial. As part of the settlement, each party released the other and its affiliated persons from all claims of any kind arising though the date of the mutual release agreement, including those that were the subject of the litigation.

We carry insurance with coverages we believe to be customary in our industry. Although there can be no assurance that such insurance will be sufficient to protect us against all contingencies, we believe our insurance protection is reasonable in view of the nature and scope of our operations.

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

	U2004
	HIGH	LOW

First Quarter...............................................................................................................................	$ 7.57	$ 5.43
Second Quarter.........................................................................................................................	9.00	6.40
Third Quarter..............................................................................................................................	8.93	7.26
Fourth Quarter............................................................................................................................	7.71	7.00

	U2005U
	HIGH	LOW

First Quarter..................................................................................................................................	$ 7.75	$ 6.56
Second Quarter.............................................................................................................................	6.33	5.61
Third Quarter................................................................................................................................	7.50	5.02
Fourth Quarter..............................................................................................................................	6.00	3.95

As of March 20, 2006, based upon information provided by our transfer agent, there were 239 record holders of Class A Common Stock and 25 record holders of Class B Common Stock, which numbers do not include stockholders who beneficially own shares held in street name by brokers.

Holders of the Common Stock are entitled to receive such dividends as may be legally declared by the Board of Directors and, in the event of dissolution and liquidation, to receive the net assets of Rock of Ages remaining after payment of all liabilities, in proportion to their respective holdings. Rock of Ages has paid dividends during each quarter in 2004 at a rate of $.02 per share per quarter, and in 2005 at a rate of $.025 per share per quarter. In November 2005, we signed an amendment to our credit facility with our lenders, which, in relevant part, prohibits the Company from paying dividends in 2006 without their prior consent. We believe it is unlikely we will receive our lenders' consent to pay dividends in 2006 unless and until we return to levels of profitability and cash flow sufficient to support the payment of dividends.

RECENT SALES OF UNREGISTERED SECURITIES

We made no sales of unregistered securities during fiscal 2005.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company's unaudited consolidated financial statements and related notes, and "Managements Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

	YEAR ENDED DECEMBER 31,

		As Restated	As Restated	As Restated	As Restated
	2005	2004 (2)	2003 (2)	2002 (2)	2001 (2)

	( IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
Net revenues:
Quarrying	$29,333	$35,832	$34,598	$34,242	$29,914
Manufacturing	23,533	20,947	20,449	19,768	22,319
Retailing	36,640	35,802	35,663	38,448	43,159
Total net revenues	89,506	92,581	90,710	92,458	95,392

Gross Profit:
Quarrying	5,994	12,327	11,178	13,132	11,461
Manufacturing	6,770	5,572	5,774	5,521	5,422
Retailing	19,099	20,354	20,388	21,314	25,461
Total gross profit	31,863	38,253	37,340	39,967	42,344

Selling, general and administrative expenses (1)	38,772	34,473	32,621	32,838	34,404
(Gain) on sale of investments	(350)	—	—	—	—
Impairment of note receivable	—	400	—	—	—
Adverse judgment and legal expenses	—	6,500	2,440	1,725	1,118
Loss on disposal of assets	—	—	—	—	2,534
Foreign exchange (gain)/loss	49	69	121	(25)	(19)
Income (loss) from operations	(6,608)	(3,189)	2,158	5,429	4,307
Interest expense	1,924	821	471	522	1,393
Income (loss) from continuing operations before provision for income taxes	(8,532)	(4,010)	1,687	4,907	2,914
Provision for income taxes	7,611	(854)	578	1,364	1,789
Net income (loss) from continuing operations, before cumulative effect of changes in accounting principles	(16,143)	(3,156)	1,109	3,543	1,125
Discontinued operations, net of income tax effect	—	(65)	338	252	(692)
Cumulative effect of changes in accounting principles	—	—	—	(28,710)	—
Net income (loss)	$(16,143)	$(3,221)	$1,447	$(24,915)	$433
PER SHARE DATA:
Net income (loss) per share - basic:
Income from continuing operations before cumulative effect of changes in accounting principles	(2.18)	(0.43)	0.15	0.45	0.15
Discontinued operations	—	(0.01)	0.05	0.03	(0.09)
Cumulative effect of changes in accounting principle	—	—	—	(3.65)	—
Net income (loss) per share	(2.18)	(0.44)	0.20	(3.17)	0.06
Net income (loss) per share - diluted:
Income from continuing operations before cumulative effect of changes in accounting principles	(2.18)	(0.43)	0.15	0.45	0.15
Discontinued operations	—	(0.01)	0.05	0.03	(0.09)
Cumulative effect of changes in accounting principle	—	—	—	(3.64)	—
Net income (loss) per share	(2.18)	(0.44)	0.20	(3.16)	0.06
Cash dividends paid	$0.10	$0.08	$0.04	$—	$—
Weighted average number of shares outstanding	7,399	7,318	7,182	7,848	7,606
Weighted average number of shares outstanding assuming dilution	7,399	7,318	7,219	7,880	7,676

(1)	For all periods presented the adverse judgment and legal expenses have been reclassified from selling, general and administrative expenses and are stated separately.

(2)

As discussed in note 2 of the Notes to Consolidated Financial Statements, the Company has restated the consolidated financial information for the years ended December 31, 2004, 2003, 2002 and 2001 to reflect the adjustments in the statements of operations data  related to the classification of shipping and handling costs in order to be compliant with Emerging Issues Task Force ("EITF") consensus No. 00-10, "Accounting for Shipping and Handling Fees and Costs" in its quarry and manufacturing segments. The Company's prior method of accounting for certain freight costs to deliver products to their customer's designated location was to include these costs as a deduction from net revenues. Such costs are now included in cost of sales.

	AS OF DECEMBER 31,

	2005	2004	2003	2002	2001

BALANCE SHEET DATA:
Cash and cash equivalents	$2,824	$4,298	$3,227	$6,185	$3,435
Working capital	20,570	26,140	32,844	31,508	16,794
Total assets	98,612	108,577	102,461	125,834	153,793
Long-term debt, net of current maturities	21,445	16,289	12,794	12,832	323
Other long-term obligations	11,554	9,568	8,498	31,156	30,900
Stockholders' equity	41,476	60,186	62,970	62,646	89,670

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our quarry group had a difficult year in 2005 compared to last year largely as a result of a decline in export shipments primarily to our customers in China.  The largest decline occurred in our Salisbury Pink and Gardenia White quarries in North Carolina where shipments were down 74% and 47%, respectively, due to higher inventories in the supply chain as well as what we believe were more restrictive credit policies affecting our customers in China during 2005. Our Bethel White quarry sales were slightly below 2004 levels.  Early in 2006, we have seen some signs of an increase in inspections of blocks by our customers at our Salisbury Pink and Gardenia White quarries.  We anticipate some recovery of export shipments from those quarries in the balance of 2006, although we cannot provide any assurances in this regard.  Results from our other, primarily domestic, quarries were down in 2005 by slightly under 1% from 2004 due in part to short-term demand fluctuations as well as some longer-term negative trends caused by competition from imported granites.  We continue to aggressively market our products in the U.S. and abroad and continue to take cost cutting measures and make productivity improvements to adjust to market conditions.

The manufacturing division had a strong year in 2005 due primarily to increased revenues from mausoleums and larger estate and feature memorials.  Such large memorials generally have higher than average profit margins.  Demand for these and other large memorial projects remains strong and has offset the decline in orders and shipments of the lower end memorials generally sold by our authorized retailers. We have determined that increasing our Selling, General and Administrative (SG&A) expenses in an effort to grow the business with our authorized retailer base – a strategy we adopted late in 2004 – has not been effective. We therefore took steps late in 2005 to reduce SG&A in line with sales.

The current climate for manufacturing is very competitive, with imported products becoming more common. We will continue to pursue a strategy of focusing on the mausoleum and large features market where our product is superior and margins are generally higher.  We will also utilize and further explore outsourcing relationships (including importing from areas like China and India), as appropriate, for the lower-end business.

The retail segment's revenue was up 2% in 2005 compared with 2004.  Following the modest increase achieved in 2004, this compares favorably with the downward trend observed beginning in 2001.  Our gross margin, at 52% in 2005, was lower than the previous years, primarily due to tactical errors in pricing and mix assumptions when we changed our branding program and implemented a new pricing grid early in 2005. We continue to address the mix issue with our sales force through training and incentives and we have adjusted the price levels for 2006 to meet our 55% minimum gross margin target.  Retail SG&A was 14% higher in 2005 than 2004 as we invested in people and programs focused on improving sales, including the branding initiative, marketing plan and sales force compensation restructuring.  In the third quarter of 2005 we took aggressive action to improve SG&A productivity. Through a combination of headcount reductions and related operational enhancements developed during the quarter, we believe our sales force will be able to operate more efficiently with a smaller managerial staff.  We expect these steps will reduce SG&A at both the store and overhead level in our retail operations in 2006.

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

Our critical accounting policies are as follows: Revenue recognition, impairment of long-lived assets, valuation of deferred income taxes, contingencies and accounting for pensions and other post-retirement benefits.

Revenue Recognition

Quarry Division

The granite we quarry is sold both to outside customers and used by our manufacturing group. Our quarry division recognizes revenue from sales of granite blocks to outside customers when the granite is shipped and invoiced from the quarry. We provide a 5% discount for domestic customers if payment is made within 30 days of purchase, except in the case of December terms described below. Sales to foreign customers are typically secured by a letter of credit.

At our Barre, Vermont quarries, we allow customers to purchase granite blocks and request that we store the blocks for them. Many of our customers do not have adequate storage space at their facilities and want to ensure an adequate supply of blocks, especially when the Barre quarries are closed from mid-December through mid-March because of weather. Our quarry division recognizes revenue from blocks purchased when the customer selects and identifies the block at the quarry site and the customer requests the block be stored, when they have significant business reasons to do so. At that time, the block is removed from inventory; the customer's name is printed on the block, and title and risk of ownership passes to the buyer. The customer is invoiced and normal payment terms apply, except in the case of December terms described below. Granite blocks owned by customers remain on our property for varying periods of time after title. We retain a delivery obligation using our trucks. However, we consider the earnings process substantially complete because the cost of delivery service is inconsequential (less than 3%) in relation to the selling price. Further, under industry terms of trade, title passes and the payment obligation is established when the block is identified at the quarry.

Each December, we offer special payment terms to our Barre quarries' customers. As noted above, from approximately mid-December to approximately mid-March, our Barre quarries are closed due to weather. During this time, the quarry customers' manufacturing plants remain open, and many prefer to ensure they own blocks of a size and quality selected by them prior to the quarries' closure. All blocks purchased in December are invoiced on or about December 31 and, at that time, the blocks are removed from inventory, the customer's name is printed on the blocks, and title and risk of ownership passes to the buyer. Payment terms are one-third of the invoice amount on January 15, one-third on February 15, and one-third on March 15. The program provides essentially the normal 30-day payment terms during the months when the Barre quarries are closed notwithstanding the customer purchases a three-month supply in December and makes payments over 90 days. Customers need not use these special December terms and may buy from inventory during the closure period on a first-come, first-served basis with the normal 30-day payment terms.

Manufacturing

Rock of Ages does not record a sale at the time granite is transferred to the manufacturing division from our quarries. We record revenue and gross profit related to internally transferred granite only after the granite is manufactured into a finished product and sold to an outside customer. Manufacturing revenues related to outside customers are recorded when the finished product is shipped from our facilities or set in the cemetery, if we are responsible for the setting. Revenues related to internally transferred finished products to our owned retail outlets are not recorded as manufacturing revenues; they are recorded as revenue by the retail division when ultimately sold to an outside customer.

Retail

Retail revenues are recorded when the finished monument is set in the cemetery. In certain instances, we may enter into an agreement with a customer that provides for extended payments terms, generally up to a year from either the date of setting the memorial or, in certain instances, upon the settlement of an estate.

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

Recoverability of the undepreciated cost of property, plant and equipment is measured by comparing the carrying amount to the estimated future undiscounted net cash flows the assets are expected to generate. Those cash flows include an estimated terminal value based on a hypothetical sale at the end of the assets' depreciation period. Estimating these cash flows and terminal values requires management to make judgments about the growth in demand for our services, sustainability of gross margins and our ability to integrate acquired companies and achieve economies of scale. If assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.

We assess impairment of goodwill in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 require that a two-step test be performed. First, the fair value of each reporting unit will be compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded. In the third quarter of 2005 we performed our annual assessment for the retail unit. We calculated the fair value of the retail unit based on estimated expected discounted future cash flows using the Company's weighted average cost of capital. We concluded that the retail unit could not support the goodwill booked in the last two acquisitions and therefore have written off all of the retail goodwill of $318,000 in the third quarter. As a result, we have no goodwill on our balance sheet for retail operations. We likewise have no goodwill on our balance sheet for our manufacturing operations.  The goodwill on our balance sheet at December 31, 2005 of $387,000 relates to the Rockwell quarry acquisition, which was completed in the first quarter of 2005. In connection with quarries that we acquire, any excess of the purchase price over the fair value of net tangible assets acquired is first applied to identifiable intangible assets, such as customer lists, with any excess assigned to goodwill.

Valuation of deferred income taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the current and deferred tax assets will not be realized. The ultimate realization of current and deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. This assessment is made each reporting period. At the end of the second quarter of 2005, based on the recent levels of historical taxable income and projections for future taxable income, the Company believed it was not more likely than not that it would generate the required taxable income to fully realize the benefit of the net U.S. deferred tax assets.  As such, we adjusted our valuation allowance against the deferred tax assets to fully reserve for the entire net U.S. deferred tax asset which resulted in a charge to tax expense of $9,194,000 in the second quarter of 2005. At the end of the year, we reached a similar conclusion, therefore we have continued to fully reserve for the entire net U.S. deferred tax asset. We will continue to assess the valuation allowance on a regular basis and may reduce the valuation allowance if and/or when the Company has taxable income from its U.S. operations in the future. See note 9 of the Notes to Consolidated Financial Statements for more details on the valuation of deferred income taxes. Based on the levels of taxable income from our US operations, utilization of tax loss carry forwards and potential adjustments in the level of the tax valuation allowance, the Company's effective tax rate may vary considerably from year to year.

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

Accounting for pensions and other post-retirement benefits

We provide defined benefit pension and other postretirement benefit plans for certain of our employees. Accounting for these plans requires the use of actuarial assumptions including estimates on the expected long-term rate of return on assets and discount rates. In 2005 we decreased the discount rate used to determine our liability in the pension plan from 5.79% to 5.47% based on a bond matching model which uses data on individual high-quality corporate bonds and the timing and amount of the future benefit payments in our plan to develop a weighted discount rate specific to our plan. In order to make informed assumptions, we rely on outside actuarial experts as well as public market data and general economic information. Any changes in one or more of these assumptions may materially affect certain amounts reported on our balance sheet. In particular, a decrease in the expected long-term rate of return on plan assets or a further decrease in discount rate could result in an increase in our pension liability and a charge to equity as well as increases in pension expenses over time. See note 10 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table sets forth certain historical statement of operations data as a percentage of net revenues with the exception of quarrying, manufacturing and retailing gross profit, which are shown as a percentage of quarry, manufacturing and retail revenues, respectively.

	YEAR ENDED DECEMBER 31,

			As Restated		As Restated
	2005		2004 (1)		2003 (1)

STATEMENT OF OPERATIONS DATA:
Net Revenues:
Quarry	32.8%		38.7%		38.2%
Manufacturing	26.3%		22.6%		22.5%
Retail	40.9%		38.7%		39.3%

Total net revenues	100.0%		100.0%		100.0%

GROSS PROFIT:
Quarry	20.4%		34.4%		32.3%
Manufacturing	28.8%		26.6%		28.2%
Retail	52.1%		56.9%		57.2%

Total gross profit	35.6%		41.3%		41.2%
Selling, general & administrative expenses	43.3%		37.2%		36.0%
Gain on sale of investments	0.4%		—		—
Impairment of note receivable	—		0.4%		—
Adverse judgment and legal expenses	—		7.0%		2.7%
Foreign exchange loss	0.1%		0.1%		0.1%
Income (loss) from continuing operations	(7.4%	)	(3.4%	)	2.4%
Interest expense	2.2%		0.9%		0.5%
Income (loss) from continuing operations before provision (benefit) for income taxes	(9.6%	)	(4.3%	)	1.9%
Provision (benefit) for income taxes	8.5%		(0.9%	)	0.7%
Income (loss) from continuing operations	(18.1%	)	(3.4%	)	1.2%
Discontinued operations	—		(0.1%	)	0.4%
Net income (loss)	(18.1%	)	(3.5%	)	1.6%

(1)

As discussed in note 2 of the Notes to Consolidated Financial Statements, the Company has restated its consolidated financial statements for the years ended December 31, 2004 and 2003 to reflect the adjustments in the statements of operations related to the classification of shipping and handling costs in order to be compliant with Emerging Issues Task Force ("EITF") consensus No. 00-10, "Accounting for Shipping and Handling Fees and Costs" in its quarry and manufacturing segments. The Company's prior method of accounting for certain freight costs to deliver products to their customer's designated location was to include these costs as a deduction from net revenues. Such costs are now included in cost of sales.

Year Ended December 31, 2005 Compared To Year Ended December 31, 2004

On a consolidated basis for all segments for the year ended December 31, 2005, compared to the year ended December 31, 2004 revenue decreased 3%, gross profit decreased 17% and total Selling, General and Administrative (SG&A) costs increased 12% for reasons discussed in detail in the segment analysis below.

Quarry Segment Analysis

Revenues in our quarry operations for 2005 were $29.3 million, down 18% or $6.5 million from 2004.   This decline was primarily as a result of decreased shipments from our Salisbury Pink and Gardenia White quarries to overseas customers. Shipments from these quarries were down $6.1 million from 2004 levels.  Our export shipments declined as a result of several factors, including our customers' existing inventory levels as well as what we believe were credit restrictions imposed by the Chinese central bank in an effort to slow construction  spending.  Shipments from our Vermont and Pennsylvania quarries were down approximately $425,000 from 2004 levels, despite an improvement in the pace of sales in the fourth quarter, particularly in the Bethel, Vermont quarry.

Gross profit dollars from our quarry operations for 2005 decreased 51%, and gross profit as a percentage of revenue decreased from 34.4% of revenue for 2004 to 20.4% of revenue for 2005. The decreases in gross profit dollars and gross profit as a percentage of revenue were largely a result of higher repair and maintenance expenses, absorption of additional expenses associated with the Rockwell quarry acquisition in the second quarter of 2005, write-off of retired fixed assets in the Pennsylvania quarry, lowered production due to mechanical failure of a derrick in our Barre quarry and lower operational efficiencies associated with a decrease in revenue.

SG&A expenses in our quarry segment decreased 1%, or $50,000, in 2005 from 2004 levels.

Manufacturing Segment Analysis

Revenues in our manufacturing operations for 2005 increased 12% from 2004 primarily as a result of strong shipments of mausoleums as well as an increase in sales of industrial products. At December 31, 2005, our backlog of mausoleum orders and typical memorial products was $9.7 million, $850,000 higher than the December 31, 2004 level.

Gross profit dollars from the manufacturing group increased 21% from the 2004 level and gross profit as a percentage of manufacturing revenue increased 2.2 percentage points, to 28.8% for 2005.  The increase in gross profit margin is a result of the positive effect higher revenues have on reducing certain fixed costs as a percentage of revenue in our operations, as well as higher revenues from mausoleum and feature memorials which typically have above average gross margins.

Manufacturing SG&A expenses for 2005 increased 30% compared with 2004.  This was as a result of an increase to the management fee charged to our Canadian manufacturing division by the US affiliate which is offset by lower corporate overhead, and the additional people and programs put in place to expand our sales to current authorized retailers and to add new authorized retailers. We have concluded that this effort has not been effective and have taken steps to reduce the SG&A expenses.

Retail Segment Analysis

Revenues in our retail operations for 2005 increased 2% from 2004.  We believe the increase is a direct result of the initiatives undertaken in 2005 to improve our product mix, implement the branding strategy, develop a marketing plan and revamp the retail sales counselor compensation structure.  Our order receipts in 2005 decreased 2% compared with 2004.  Our backlog was $6.6 million at December 31, 2005, down from $8.6 million at December 31, 2004.

Gross profit dollars from retail operations decreased 6% from 2004 levels and gross profit as a percentage of revenue decreased 4.8 percentage points compared with 2004. We attribute these declines to errors in our assumptions about pricing and mix of craftsmanship levels when we established our new branding initiative and overhauled our pricing early in 2005.  We have raised and adjusted our pricing and we are targeting a return to the historical level of 55% or higher gross margin percentage.

SG&A expenses from our retail operations increased 14% for 2005 compared to 2004 and SG&A expenses as a percentage of retail revenue increased 7.2 percentage points from 2004.  The increase in SG&A was a result of the expenses associated with the various investments in people and programs related to changing  our product mix, branding strategy, marketing plan, retail sales counselor compensation structure, pricing policy, and other items.  While we continued to focus on the new branding and pricing programs introduced early in 2005, during the second half of the year we developed a retail store staffing plan that, through a combination of headcount reductions and related operational enhancements, focuses on the productivity of our sales force and, we believe, will allow us to operate more efficiently with a smaller managerial staff.  We implemented the plan during the fourth quarter and by the end of the year we had made the associated staffing reductions and we had paid or accrued associated severance costs.  We expect this will reduce retail SG&A expenses approximately 15% to 20% in 2006 as compared to 2005.

Consolidated Items

Unallocated corporate overhead in 2005 was $5.1 million essentially unchanged from 2004.

In October 2005, we sold our investment in FFS Financial, recording a gain of $350,000.

Foreign exchange losses in 2005 were $50,000 compared to $69,000 in 2004 resulting from the effect of the fluctuating value of the US dollar compared to the Canadian dollar on transactions that are originated in US dollars in our Canadian operations.

Interest expense increased from $822,000 in 2004 to $1.9 million in 2005 as a result of an increase in the amount of debt outstanding during the year and higher interest rates on our credit facilities. The higher debt levels were due to the operating losses sustained during 2005, the Rockwell quarry and the McColly retail store acquisitions, and changes in working capital.

Income tax expense for 2005 was $7.6 million, compared with a benefit of $854,000 in 2004. In the second quarter of 2005, the Company made the determination that, based on the results of the previous three years coupled with current year actual and then-projected operating results and the guidance in SFAS 109, we could not estimate that the Company will more likely than not generate the required taxable income to fully realize the benefit of the net U.S. deferred tax assets the Company has generated over the years.  As such, we adjusted our valuation allowance against the net U.S. deferred tax assets to fully reserve for the entire net U.S. deferred tax assets. After reviewing the results at the end of the year, we continued to fully reserve for the entire net deferred tax asset.  As required by SFAS 109, we will continue to assess the valuation allowance on a regular basis and may reduce the valuation allowance if and/or when the Company has taxable income from its U.S. operations in the future.  Until or unless that occurs, we will show essentially no tax (except for Canadian tax expense) in periods when we have earnings, until we generate the required taxable income to fully realize the benefit of our net U.S. deferred tax assets.  These actions do not affect the cash taxes paid by the Company. The Company's Canadian subsidiary provided for income taxes payable in Canada of $515,000 in 2005 compared to $473,000 in 2004.

Year Ended December 31, 2004 Compared To Year Ended December 31, 2003

On a consolidated basis for all segments for the year ended December 31, 2004 compared to the year ended December 31, 2003, revenue increased 2%, gross profit increased 2% and total SG&A expenses increased 6% for reasons discussed in detail in the segment analysis below.

Quarry Segment Analysis

Revenues in our quarry operations for the year ended December 31, 2004 increased 4% from 2003 primarily as a result of increased shipments from our Gardenia White and Pennsylvania Black quarries as well as an increase in shipments from the Galactic Blue quarry in the Ukraine.  Both Gardenia White and Bethel White were very popular export granites and our improved production of Gardenia White provided more stone available for sale. Recoveries in our Pennsylvania Black quarry improved in 2004 as we progressed through a difficult part of the quarry, which also provided us with increases in production and sales. Finally, our new venture in the Galactic Blue quarry in the Ukraine continued to improve production, which also led to higher revenues. These increases in revenue were somewhat offset by a decrease in revenue from our Salisbury Pink quarry where demand for that export product was somewhat lower than anticipated. Our Barre Gray quarry continued to face competition from imported granites, especially colored granites, which may decrease demand for granite from this quarry over time, however revenue levels in 2004 were relatively consistent with 2003.

Gross profit dollars from our quarry operations for the year ended December 31, 2004 increased 10% and gross profit as a percentage of revenue increased 2.1 percentage points to 34.4% from 2003. The increase in gross profit was primarily the result of higher revenues and higher gross profit as a percentage of revenue in our Pennsylvania Black quarry as well as smaller increases in our Gardenia White quarry as a result of higher revenues. These increases were offset by a decrease in gross profit in our Bethel White quarry due to higher than normal repair and maintenance expenses in 2004.

SG&A expenses in our quarry segment for 2004 increased 13% from 2003 primarily due to increased travel expenses required to support our granite export sales efforts as well as higher bonus payments paid to quarry personnel for the improved results.

Manufacturing Segment Analysis

Revenues in our manufacturing group for the year ended December 31, 2004 increased 2% from 2003. The increase was primarily a result of increased shipments from our precision products group as a result of greater demand for their products. This increase was offset by a decrease in shipments from the memorials group primarily as a result of not being able to ship approximately $600,000 in mausoleums and estate memorials in the fourth quarter of 2004 due to incomplete foundations, which are the responsibility of the customer.

Gross profit dollars from the manufacturing group declined 4% and gross profit as a percentage of revenue decreased 1.6 percentage points for the year ended December 31, 2004 compared to 2003. The slight decrease is primarily a result of the decrease in shipments from the memorials group, especially the larger and more expensive memorials, mausoleums and estate memorials.

SG&A expenses for the manufacturing group were up 9% over the prior year primarily as a result of increased sales personnel hired in the memorials group in order to implement our growth plans.

Retail Segment Analysis

Revenues in our retail operations were marginally higher than the prior year, and while this is not a significant improvement in dollars, we were pleased that the retail group reversed the trend observed since 2001 of declining revenues.  We implemented significant changes in our retail division during 2004.  While the changes were helpful in stabilizing our core market in the short term, some of these changes, including a new Chief Operating Officer, a change in compensation structure, changes to our product offerings and pricing, among other things, may have distracted our sales force somewhat.

Gross profit dollars for the retail operations in 2004 was essentially unchanged from 2003 and gross profit as a percentage of revenue was also essentially unchanged from 2003.

SG&A expenses in retail in 2004 increased 3% from the prior year primarily as a result of additional personnel and programs which were aimed at increasing revenues in the retail segment, severance payments, and additional sales compensation expense as a result of converting our sales force from commission based to salary based.

Consolidated Items

In 2004, we recognized an impairment of $400,000 on a long term note receivable which dated back to the sale of a manufacturing plant in Elberton, Georgia in 2001. In the fourth quarter of 2004, we were in a dispute with the buyer and determined this note was not collectable in its entirety and negotiated a payment of $300,000 in cash to the Company and a remaining note for $100,000, which will be repaid through the purchase of product from Childs & Childs. In return, a supply agreement requiring us to buy all of our Elberton memorials from the buyer was terminated.

Unallocated corporate overhead increased 8% from the prior year primarily as a result of expenses associated with executive searches for our memorials group as well as consulting expenses associated with the Company's Sarbanes-Oxley Section 404 compliance efforts.

Expenses related to the adverse arbitral award and legal expenses were $6.5 million in 2004 compared to $2.4 million in 2003. The 2004 charge consists entirely of the $6.5 million settlement amount paid to Eurimex. The charges in 2003 were for legal and associated expenses relating entirely to the Eurimex arbitration.

Foreign exchange loss in 2004 was $69,000 compared to $121,000 in 2003 resulting from the effect of the fluctuating value of the US dollar compared to the Canadian dollar on transactions that are originated in US dollars in our Canadian operations.

Interest expense increased 74% from $471,000 to $822,000 primarily as a result of higher borrowings and higher interest rates in 2004 compared to 2003. The increased borrowings resulted from an increase in long-term debt from the investment in Forethought Financial Services and an increase in short term borrowings on our revolving credit facility primarily as a result of payment of the Eurimex settlement amount. The interest rate paid on our credit facility is tied primarily to LIBOR, which increased throughout 2004. Due to the restructuring of our debt facility in the second quarter of 2004 we wrote-off an additional $85,000 of deferred financing charges, which also contributed to the increase.

Income tax benefit, as a percentage of pre-tax income, decreased to 21% for 2004 from an expense of 34% in 2003. Our tax rate is significantly affected by the fact that we operate in both the US and Canada and have historically had different tax rates in those jurisdictions. We expect our Canadian tax rate to remain approximately 33% and our US tax rate to range from 22% to 25%. It is very difficult to predict an expected blended rate for the Company for 2005, as it is heavily dependent on pre-tax earnings in those jurisdictions. The lower blended effective tax rate in 2004 was due to higher losses in the US resulting from the Eurimex payment.

We had a loss from discontinued operations, net of taxes, of $65,000 in 2004 as a result of the sale of the Autumn Rose quarry. This compares to income, net of taxes, of $338,000 in 2003 broken down as follows: We had a gain on the sale of the cemetery operations of $1,138,000. This gain was offset by the loss from operations of the cemeteries in 2003 of $244,000, an impairment charge of $488,000 for the discontinued Autumn Rose quarry, and the loss from the operations of the Autumn Rose Quarry of $68,000. We had no remaining discontinued operations held for sale as of December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We consider our liquidity to be adequate to meet our long and short-term cash requirements to fund operations. Historically, we have met these requirements primarily from cash generated by operating activities and periodic borrowings under the commercial credit facilities described below. Our operating results and changes in working capital in 2005 have required us to increase our borrowings under our credit facility.  We actively monitor our cash requirements and adjust those requirements as needed particularly with regard to acquisitions and capital spending.  We do not anticipate any requirements for additional financing in the next 12-18 months beyond what is available to us under our existing credit facilities.

In 2005, the funded status of our defined benefit pension plan decreased by approximately $1.8 million primarily as a result of a decrease in the discount rate used to calculate the pension benefit obligation from 5.79% to 5.47%. We have historically contributed between $800,000 and $1.0 million per year to the plan and we contributed $945,000 in 2005.  The Company is not required to make any additional contributions in 2006, however we expect to contribute $945,000 to the defined benefit plan during 2006, which, we believe, we will be able to fund either from cash from operations or borrowing under our credit facilities.

Cash Flow

At December 31, 2005, we had cash and cash equivalents of approximately $2.8 million and working capital of approximately $20.6 million, compared to approximately $4.3 million and $26.1 million, respectively, at December 31, 2004.

Cash from Operations. Net cash used in operating activities was $5.7 million in 2005 compared to $351,000 in 2004. The primary reason for the change is the lower earnings in 2005, (excluding the effect of the significant decrease in deferred tax assets) coupled with the non-cash adjustments of depreciation and the write-down of goodwill and the decrease in customer deposits and increase in inventories, and other working capital changes, which had the effect of decreasing cash from operations.

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

Cash from Investing Activities. Cash flows used in investing activities were $4.4 million in 2005 compared to $5.4 million in 2004. In 2005 our capital spending was $4.8 million primarily as a result of continued investment in our quarry, retail and manufacturing operations, and an additional $4.1 million for the acquisition of the Rockwell quarry and the McColly retail locations. These were partially offset by the proceeds from the sale of our FFS investment of $3.9 million.

Cash flows used in investing activities were $5.4 million in 2004 compared to $6.2 million in 2003. In 2004, our capital spending was $6.7 million. In addition, we used $3.6 million in cash to make investments, primarily a $3.5 million investment in FFS. This cash used was partially offset by the receipt of $5.4 million primarily from the payment of a note, which we had received in 2003 as partial consideration for the sale of our cemeteries. Cash used in investing activities generally comes from either borrowings under our credit facilities or from operations.

Cash from Financing Activities. Financing activities provided $8.3 million in 2005 which included $3.2 million under our line of credit and $9.7 under our long-term note, less $3.9 million paid on our long-term note and $740,000 paid in dividends. Financing activities provided $6.3 million in 2004 as a result of increased borrowings under our line of credit, an increase in borrowing under our long-term note as well as cash provided from employees exercising stock options. This was partially offset by the payment of dividends.

Capital Resources

CIT Credit Facility

We have a credit facility with The CIT Group — Business Credit and Chittenden Trust Company (the "Lenders") that consists of an acquisition term loan line of credit of up to $30 million and a revolving credit facility of up to another $20 million based on eligible accounts receivable, inventory and certain fixed assets. The credit facility expires in October 2007. As of December 31, 2005, we had $21.8 million outstanding and $8.2 million available under the term loan line of credit and $10.5 million outstanding and $9.5 million available under the revolving credit facility.  Pursuant to the Further Amendment (defined below) the Lenders have placed a reserve of $2 million against availability under the revolving credit facility with the Lenders retaining the right to over advance at their discretion. The Lenders also agreed to transfer $6.2 million of the revolving loan balance to term debt, as that amount was expended for acquisitions and new store openings which qualify under the term credit facility.  In addition, $3.5 million of the proceeds from the sale of our investment in FFS Holdings, Inc (see note 12 of the Notes to Consolidated Financial Statements) was credited to term debt. The credit facility loan agreement places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, make capital expenditures, repurchase stock and make investments or guarantees.

The credit facility agreement also contains certain covenants for a minimum Operating Cash Flow to Debt Service Ratio (the Ratio) and a limit on the Total Liabilities to Net Worth Ratio of the Company. Initially, the facility required the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA) less taxes and capital expenditures to the sum of interest and scheduled debt repayments be at least 1.25 for any trailing twelve-month period at the end of a quarter. As a result of significant Eurimex arbitration expenses, and operating losses, we have been in violation of this covenant and have received waivers and amendments of these covenants from our Lenders. On August 10, 2005 we signed an amendment to the credit facility (the Amendment) which reduced the Ratio for a period of time, increased the interest rates on the outstanding balances on both the term loans and revolving credit facility by 25 basis points and contained other provisions.  The interest rate will be automatically reduced by 25 basis points if and when we deliver audited financial statements to our Lenders showing that the Ratio for the trailing 12 months ending December 31, 2006 is at least 1.25 to 1.  As of October 1, 2005, we were in violation of the amended Ratio as set forth in the Amendment primarily as a result of operating results. On November 15, 2005, we received and executed a further amendment to the Ratio allowing us to be in compliance with our credit facility at October 1, 2005 (the Further Amendment).  In the Further Amendment our Lenders have agreed to adjust the required covenant levels for the balance of 2005 and 2006.  We were in compliance with those adjusted covenants at December 31, 2005 and we believe it is probable we will be in compliance with those adjusted covenants in 2006. The Further Amendment also limits annual capital expenses to $3 million beginning in 2006, and prohibits the payment of dividends without the prior consent of the lenders. We believe it is unlikely we will receive bank consent to pay dividends in 2006. The Further Amendment also increases the interest rates on the outstanding balances of the term loans and the revolving credit facility by a further 25 basis points until June 30, 2006, at which time the interest rate will be reduced by 25 basis points  so long as we are not in default of the credit facility.  Finally, our lenders imposed a fee of $30,000 in connection with the Further Amendment.

The facility also requires that the ratio of the Company's total liabilities to net worth not exceed 2.0. As of December 31, 2005, the Company was in compliance with this covenant as our total liabilities to net worth ratio was 1.4.

We have a multi-tiered interest rate structure on our outstanding debt with CIT. We can elect the interest rate structure under the credit facility based on the prime rate or LIBOR for both the revolving credit facility and the term loan. The incremental rate above or below prime and above LIBOR is based on our Funded Debt to Net Worth Ratio. Based on this ratio, our current rates are 25 basis points higher than the lowest incremental rates currently available to us.  In addition, as disclosed above, the incremental interest rates under our credit facility were increased by a total of 50 basis points during 2005 in connection with the Amendment and the Further Amendment.  Accordingly, the incremental rates currently available to us will be 50 basis points higher for both the revolver and term loans unless and until the conditions for reducing the interest rate increases described above are net.

The following table shows the LIBOR or Prime rate elections:

	LIBOR Election	Prime Election

Revolving Credit Facility	LIBOR + 2.25%	Prime + 0.25%

Term Loans	LIBOR + 2.50%	Prime + 0.50%

The rates in effect as of December 31, 2005 were as follows:

	Amount Outstanding	Formula	Effective Rate

Revolving Credit Facility	$.5 million	Prime + 0. 25%	7.50%
Revolving Credit Facility	10.0 million	LIBOR + 2.25%	6.49%
Term Loan A	12.5 million	LIBOR + 2.50%	6.94%
Term Loan B	9.0 million	LIBOR + 2.50%	6.94%
Term Loan at Prime	.3 million	Prime + 0.50%	7.75%

Canadian Credit Facility

As of December 31, 2005, we also had $4.0 million CDN available and $0 outstanding under a demand revolving line of credit with the Royal Bank of Canada.

Contractual Obligations (in thousands)
	Payments Due By Period
Contractual Cash Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt (1)	$25,046	$2,199	$22,474	$62	$311
Operating Leases (2)	2,358	898	1,055	272	133
Purchase Obligations (3)	6,750	2,250	4,500	—	—

Total Obligations (4)	$34,154	$5,347	$28,029	$334	$444

(1)

Long-Term Debt consists of various notes payable (see note 8 of the Notes to Consolidated Financial Statements) for general business use and strategic acquisitions and estimated interest thereon, which will be funded from a combination of cash flow from operations and our existing credit facilities. Obligations of $10.5 million under our Revolving Credit Facility at December 31, 2005 are not included in this table.

(2)

Operating Leases are principally for real estate and vehicles (see note 6 of the Notes to Consolidated Financial Statements) and will be funded from a combination of cash flow from operations and our existing credit facilities.

(3)

The purchase obligation consists of a supply agreement with Adams Granite Co. The Company has agreed to purchase a minimum of $2,250,000 (+/- 10%) of monuments from Adams Granite each year for a term of seven years with various stipulations as to variations from the "minimum order" and pricing agreements (see note 6 of the Notes to Consolidated Financial Statements), and will be funded from a combination of cash flow from operations and our existing credit facilities. The agreement was entered into on January 11, 2002 and the remaining term is three years. We also had an exclusive distribution agreement with Memory Medallion Inc. (MMI), in which the Company had agreed to buy $1.1 million of memory medallions over two years with quarterly payments of $137,500 which began on August 1, 2005. Subsequent to year-end, the agreement was amended to grant the Company non-exclusive rights to market the medallions and discontinue the purchase obligation.

(4)

In addition to the contractual obligations included in the table, we have obligations to fund pension plans. The actual commitment is contingent on certain factors that are uncertain or unknown at this time. Therefore, these obligations are not included in the table.

Capital Expenditures

Our primary need for capital will be to maintain and improve our manufacturing, quarrying, and retail facilities. We have less than $2 million budgeted for capital expenditures in 2006. We believe the combination of cash flow from operations and our credit facility will be sufficient to fund our operations for the next twelve months.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections – a replacement of APB No. 20, and FASB Statement No. 3 ("SFAS 154"). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for fiscal years beginning after December 15, 2005 and is required to be adopted by us in the first quarter of 2006, beginning on January 1, 2006.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Rock of Ages has financial instruments that are subject to interest rate risk, principally debt obligations under its credit facilities. Historically, we have not experienced material gains or losses due to interest rate changes. Based on our current variable rate debt obligations, we believe our exposure to interest rate risk is not material. Based on the December 31, 2005 outstanding borrowings under the credit facility of $32.3 million, the impact of a 1% increase in the interest rates would be approximately $300,000 a year.

We are subject to foreign currency exchange rate risk primarily from the operations of our Canadian subsidiary. Based on the size of this subsidiary and our corresponding exposure to changes in the Canadian/U.S. dollar exchange rate, we do not consider our market exposure relating to currency exchange to be material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required for this item is included in this Annual Report on Form 10-K on Pages i through xxxiv, inclusive, and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 27, 2005, we dismissed KPMG which were then our principal accountants, as an independent registered public accounting firm. On September 29, 2005, Grant Thornton LLP ("Grant Thornton") accepted its appointment as our new independent registered public accounting firm. The termination of KPMG and the engagement of Grant Thornton were approved by the Audit Committee of the Company's Board of Directors (the "Audit Committee"), and followed the decision of the Audit Committee to seek, and its receipt of, proposals from independent registered public accounting firms to audit our financial statements.

The audit reports of KPMG on the consolidated financial statements of Rock of Ages and subsidiaries for the years ended December 31, 2004 and 2003 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows:  KPMG's report on the consolidated financial statements of Rock of Ages and subsidiaries as of and for the years ended December 31, 2004 and 2003, contained a separate paragraph stating "as discussed in note 2 of the Notes to Consolidated Financial Statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and a separate paragraph stating "as discussed in note 3 of the Notes to Consolidated Financial Statements, the Company changed its method of accounting for its quarry inventory from the first in, first out method to the specific annual average cost method, effective January 1, 2002."

During the Company's two fiscal years ended December 31, 2004 and 2003 and the subsequent interim period through September 27, 2005, there were no disagreements between Rock of Ages and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to KPMG's satisfaction, would have caused KPMG to make reference in connection with its reports to the subject matter of the disagreement.

During the Company's two fiscal years ended December 31, 2004 and 2003 and the subsequent interim period through September 27, 2005, there have been no "reportable events," such as the term is defined in Item 304(a)(1)(v) of Regulation S-K of the Securities and Exchange Commission.

During the Company's two fiscal years ended December 31, 2004 and 2003 and the subsequent interim period through September 27, 2005, Rock of Ages did not consult with Grant Thornton regarding any matters or events set forth in Items 304(a)(2)(i) or (ii) of Regulation S-K of the Securities and Exchange Commission.

The Company provided KPMG with a copy of the above disclosures and requested that KPMG furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements and, if not, stating the respects in which it does not agree. A copy of KPMG's letter was filed as Exhibit 16.1 to the Company's current report on Form 8-K filed on October 3, 2005.

ITEM 9A.	CONTROLS AND PROCEDURES

Restatement of Financial Statements, Impact on Internal Control Over Financial Reporting and Disclosure Controls and Procedures

Restatement of Financial Statements and Correction of Financial Data

As discussed in note 2 of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, we restated our consolidated financial statements for the years ended December 31, 2004 and 2003.  In addition, we restated the Company's unaudited Condensed Consolidated Statements of Operations for the three and twelve months ended December 31, 2005 as reported on Form 8-K filed on March 1, 2006, the quarterly financial information for the first three quarters of 2005 and all quarters of 2004 contained in this Annual Report on Form 10-K, and the Selected Consolidated Financial Data contained in Item 6 of this Annual Report on Form 10-K.  The restatement reflects adjustments in the statement of operations related to the classification of shipping and handling costs to comply with Emerging Issues Task Force ("EITF") Consensus No. 00-10, "Accounting for Shipping and Handling Fees and Costs" in our quarry and manufacturing segments.  Prior to the restatement and corrections, the Company's method of accounting for certain freight costs to deliver products to customers' designated locations was to include these costs as a deduction from net revenues.   Such costs are now included in cost of sales.  The restatement and corrections to correct the classification of such costs to cost of sales had no impact on total gross profit, income from continuing operations, net income or earnings per share for any of the periods restated.

Disclosure Controls and Procedures

The Company's management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, and in light of the material weakness described below, our Chief Executive Officer and Chief Financial Officer have concluded, that as of the end of such period, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Additionally, management has reassessed its original conclusions regarding disclosure controls and procedures in place as of the previously reported periods and determined that its disclosure controls and procedures were not effective.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement in the annual or interim consolidated financial statements will not be prevented or detected. In our Annual Report on Form 10-K for the year ended December 31, 2004, management had previously concluded that the Company maintained effective controls over the preparation and disclosure of its consolidated financial statements.  In connection with the restatement described above, management has subsequently determined that the Company did not maintain effective controls over the preparation and disclosure of its consolidated financial statements relative to the appropriate classification of shipping and handling costs as of December 31, 2004.  Further, as of December 31, 2005, management has concluded that the Company did not maintain effective controls over the preparation, review and presentation and disclosure of its consolidated financial statements in that the Company's controls failed to prevent or detect the incorrect classification of shipping and handling charges, as previously reported in the Company's Current Report on Form 8-K filed on April 10, 2006 and as described in this Item 9A and note 2 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.  The Company's identification of this control deficiency, which was deemed a material weakness, resulted in the restatement discussed above, reflecting the reclassification of the shipping and handling costs in compliance with EITF 00-10.

Status of Remediation of the Material Weakness

In order to restate the consolidated financial statements and data identified above, we identified and tabulated the amounts of revenue and expense for each of the affected periods.  This process required relatively few staff resources and was accomplished within a short timeframe.  During 2006, we segregated in our accounting records amounts recognized as revenue when customers are billed for freight, and segregated in our accounting records amounts paid to third parties for freight and handling to deliver products to customers' designated location.  During 2006, our affected operating and accounting staff were trained on the appropriate accounting for shipping and handling fees and costs.

The Company believes that in 2006 it has put in place controls and procedures necessary to properly account for and report shipping and handling fees and costs and is continuing to evaluate whether additional financial statement preparation and review procedures are necessary to remediate the material weakness described above.

Internal Control Over Financial Reporting.

Except for the remediation actions described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the fiscal year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	CONTROLS AND PROCEDURES

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

Certain information concerning directors and executive officers of the Company is set forth below.

Unless otherwise indicated, none of the companies or organizations referred to below is a parent, subsidiary or affiliate of the Company.

NAMES OF DIRECTORS AND EXECUTIVE OFFICERS (1)	AGE	POSITIONS WITH THE COMPANY

Nancy Rowden Brock	49	Chief Financial Officer/Senior Vice President of Finance and Administration, Treasurer
Caryn A. Crump (2)	53	Senior Vice President of Marketing/Memorials Division
James L. Fox	54	Director
Douglas S. Goldsmith (3)	36	President and Chief Operating Officer/Quarries Division
Jon M. Gregory (3)	56	President and Chief Operating Officer/Quarries Division
Richard C. Kimball	65	Director and Vice Chairman
Donald Labonte	44	President and Chief Operating Officer/Manufacturing Division
Pamela Sheiffer	59	Director
Kurt M. Swenson	61	President, Chief Executive Officer and Chairman of the Board of Directors
Michael B. Tule	44	Senior Vice President, General Counsel and Secretary
Charles M. Waite	73	Director
Frederick E. Webster Jr.	68	Director
Rick Wrabel	49	President and Chief Operating Officer/Memorials Division

(1)	Each executive officer serves for a term of one year (and until his successor is chosen and qualified) at the discretion of the Board of Directors.

(2)	Ms. Crump was classified as an executive officer until February 2006. She is no longer classified as an executive officer but remains an officer of the Company.

(3)

Mr. Goldsmith succeeded Mr. Gregory as President and Chief Operating Officer of the Quarry Division on January 1, 2006. Mr. Gregory will remain as an employee of the Company and will assist Mr. Goldsmith in the transition until March 31, 2006, at which time he will retire.

Nancy Rowden Brock has been Senior Vice President/Chief Financial Officer and Treasurer since October 2005. From June 2005 to October 2005 she was Senior Vice President/Finance. From February 2005 to May 2005, she was Director of Finance and Administration of the Vermont Agency of Transportation. She has been an independent business consultant since 2002. From 1998 to 2002, Ms. Brock served as Chief Financial Officer of Green Mountain Power Corporation (NYSE:GMP), an integrated electric utility serving 87,000 customers throughout Vermont. She served as Chief Financial Officer of Suss Advanced Lithography, a start up company conducting research and development on emerging technologies for semiconductor manufacturing during 1997. From 1987 to 1996, she served as Chief Financial Officer at Chittenden Corporation (NYSE: CHZ), a multi-bank holding company based in Burlington, Vermont.

Caryn A. Crump has been Senior Vice President of Marketing/Memorials Division since October 2004. From 2003 to 2004, she was a self-employed marketing consultant. From 2001 to 2003, Ms. Crump worked at Conagra Foods—Premium Frozen Food Products and where she served as Vice President/General Manager. From 1997 to 2001, she worked at Pennzoil-Quaker State Company, an automotive consumer products and service company, where she served as Senior Vice President of the Automotive Chemicals Division, and Vice President/Brand Management for Pennzoil Products and Motor Oil Division. From 1995 to 1996, Ms. Crump was Brand Manager for Shell Oil, and from 1980 to 1995, she held various positions for Coca Cola Foods, including director of Marketing Services (1994-1995) and General Manager—Grocery Products (1992-1994).

James L. Fox has been a director of the Company since October 1997. He has been Executive President and Chief Operating Officer of FundQuest, Inc., a global provider of turnkey, open architecture wealth management programs and services for financial institutions and advisors, since October 2005. From September 2003 to November 2005, he was Executive Vice President and Chief Financial Officer of The BISYS Group, Inc. He was President of Fund Services Division of The BISYS Group, Inc. from April 2003 to September 2003. From August 2001 to April 2003, he was President and Chief Executive Officer of govOne Solutions, L.P., an electronic government payment service. From June 2000 to August 2001, he was Vice President-Corporate Development and Chief Financial Officer of Gomez, Inc., a research and consulting firm specializing in Internet quality measurement. Prior to joining Gomez, Mr. Fox had been Vice Chairman of PFPC Inc., a division of the PNC Financial Services Group, Inc. from December 1999 to June 2000. Before joining PFPC, Inc., Mr. Fox had an eleven year career with the Investor Services Group of First Data Corporation, a provider of processing and mutual fund and retirement services for mutual fund complexes, banks, insurance companies and advisory firms, including serving as President and Chief Executive Officer (1999) and Chief Operating Officer (1997-1999). Mr. Fox's current term as a director of the Company will expire at the Company's 2007 Annual Meeting.

Douglas S. Goldsmith has been President and Chief Operating Officer of the Quarry Division since January 2006. From October 2005 to December 2005, he was Senior Vice President and General Manager/Quarry Division. From September 2001 to October 2005, Mr. Goldsmith was Chief Financial Officer and Senior Vice President of Finance and Administration and Treasurer. Mr. Goldsmith served as the Chief Information Officer of the Company from 1997 to September 2001. From 1991 to 1997, he held various positions in the engineering department, and was responsible for the integration of the Company's information systems for the manufacturing operations in the U.S. and Canada.

Jon M. Gregory was President and Chief Operating Officer/Quarries Division of the Company from 1992 to December 2005. Mr. Gregory was a director of the Company from October 1998 to June 2003. Between 1975 and 1992, Mr. Gregory served in various positions, including Senior Vice President-Memorials Division, Manager of Manufacturing and line production supervisor. He remains an employee of the Company until March 31, 2006, at which time he will retire.

Richard C. Kimball has been a director of the Company since 1986, and Vice Chairman since 1993. From 1993 to January 2001, he was Vice Chairman and Chief Operating Officer/Memorials Division of the Company and from January 2001 to December 2004, was Chief Strategic and Marketing Officer. Prior to joining the Company, Mr. Kimball served as a director, principal and President of The Bigelow Company, Inc., a strategic planning and investment banking firm from 1972 until 1993. Mr. Kimball retired as an employee of the Company on December 31, 2004 and currently serves as a consultant to the Company. His current term as a director will expire at the Company's 2006 Annual Meeting.

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

Pamela G. Sheiffer has been a director of the Company since June 2004. Since 1997, she has been President of P. Joyce Associates, Inc., a consulting firm specializing in retail, manufacturing, licensing and providing services to investment firms. From 1995 to 1997, she was CEO of The Design and Source Company, a manufacturer and marketer of ladies apparel. From 1988 to 1995, she was Vice President of Merchandising and Marketing for the Retail Apparel Group, Inc. d/b/a Dots, a retailer of women's clothing with over 250 stores nationwide. Prior to that, Ms. Sheiffer held various senior management positions in retail and manufacturing, including Senior Vice President of May Department Stores. She is currently Vice Chairman and Chair of the Development Committee of Learning Lenders, New York City's largest educational nonprofit with over 14,000 volunteers in New York City schools. She has been a member of the board of directors of Dan River Mills, Inc., a manufacturer and marketer of textile products for home fashions and apparel fabrics, since February 2005. Ms. Sheiffer's current term as a director will expire at the Company's 2008 Annual Meeting.

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

Frederick E. Webster Jr., Ph.D. has been a director of the Company since October 1997. He was a Professor of Management at the Amos Tuck School of Business Administration of Dartmouth College from 1965 until 2002, and is now the Charles Henry Jones Professor of Management Emeritus. He is also a management consultant and lecturer, and is the Jon Underwood Distinguished Research Fellow in Marketing at the Eller College of Management, University of Arizona. Mr. Webster's current term as a director will expire at the Company's 2008 Annual Meeting.

Rick Wrabel has been President and Chief Operating Officer/Memorials Division since May 2004. From January 2002 to May 2004, Mr. Wrabel was a self-employed marketing consultant. From 1999 to 2001, he worked at Pennzoil-Quaker State Company, an automotive consumer products and service company, where he served as President of the Consumer Products Group from 2000 to 2001, and President of the Axius Division of Pennzoil-Quaker State from 1999 to 2000. From 1993 to 1999, Mr. Wrabel held numerous positions at Oral B Laboratories, a division of Proctor and Gamble that manufactures, markets and sells a comprehensive line of oral care products, including President of North America (1998 to 1999); General Manager of Australia, New Zealand and South Pacific (1997 to 1998); Vice President of Sales (1996 to 1997); and National Sales Manager (1993 to 1995); From 1983 to 1993, Mr. Wrabel held numerous sales and management positions in American Home Products - A.H. Robins Company, a pharmaceutical and consumer products company, including Director-National Accounts. Mr. Wrabel began his career as a sales representative for Metropolitan Life Insurance Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires directors, certain officers and beneficial owners of more than 10% of our Common Stock to file reports of initial beneficial ownership and changes in beneficial ownership of our Class A Common Stock with the Securities and Exchange Commission. Based solely upon a review of reports filed pursuant to Section 16(a) of the Exchange Act and written representations by directors and such officers, the Company is not aware of any director or executive officer who has not timely filed reports required by Section 16(a) of the Exchange Act.

AUDIT COMMITTEE

Rock of Ages has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are James L. Fox (Chairman), Charles M. Waite and Frederick E. Webster Jr. The Board of Directors has determined that James L. Fox, Chairman of the Audit Committee is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act, and is independent under Rule 10A-3(b)(1) under the Exchange Act and the applicable Rules of the National Association of Securities Dealers, Inc. within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

CORPORATE GOVERNANCE AND NOMINATING COMMITTEE

On April 28, 2004, the Board of Directors established a Corporate Governance and Nominating Committee and adopted a charter to define and outline the responsibilities of its members. A copy of the Corporate Governance and Nominating Committee charter is available on the Company's website at www.rockofages.com. The Corporate Governance and Nominating Committee consists of James L. Fox, Pamela G. Sheiffer, Charles M. Waite and Frederick E. Webster Jr. (Chairman), each of whom is independent within the meaning of Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

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

The following table sets forth compensation information for the years ended December 31, 2005, 2004 and 2003 with respect to our Chief Executive Officer and each of our four other most highly compensated executive (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	YEAR	ANNUAL COMPENSATION SALARY BONUS		LONG-TERM COMPENSATION SECURITIES UNDERLYING OPTIONS	ALL OTHER COMPENSATION (1)

Kurt M. Swenson	2005	$481,799 (2)	$—	—	$21,799	(4)
Chief Executive Office and Chairman	2004	$445,000 (2)	$—	—	$17,674	(4)
of the Board of Directors	2003	$430,008 (2)	$15,000 (2)	—	$7,831	(4)

Jon M. Gregory	2005	$420,004 (3)	$—	—	$6,795	(5)
President and COO/	2004	$300,004 (3)	$30,000	—	$2,849	(5)
Quarry Division	2003	$260,004	$25,000	—	$1,350

Donald Labonte	2005	$220,379	$—	—	$14,770	(6)
President and COO/	2004	$185,359	$15,000	—	$13,756	(6)
Manufacturing Division	2003	$192,414	$15,000	—	$12,031	(6)

Rick Wrabel (7)	2005	$320,004	$—	—	$33,600	(8)
President and COO/	2004	$175,005	20,000	150,000	$16,800	(8)
Memorials Division	2003	—	—	—	—

Caryn Crump (9)	2005	$225,000	$—	—	$151,818	(10)
Senior Vice President/	2004	$56,250	$—	25,000	$—
Memorials Division	2003	$—	$—	—	$—

(1)	Except as otherwise specified, represents a matching contribution under the Company's 401(k) Plan.

(2)

For 2005, includes $100,000 of salary earned but deferred at the election of Mr. Swenson pursuant to the Rock of Ages Key Employees Deferred Salary Plan ("Deferred Salary Plan."). For 2004, includes $85,000 of salary and $15,000 of bonus paid in 2004 on account of 2003 results, earned but deferred at the election of Mr. Swenson under the Deferred Salary Plan. For 2003, includes $70,000 of salary and $30,000 of bonus paid in 2003 on account of 2002 results, deferred at the election of Mr. Swenson under the Deferred Salary Plan.

(3)

For 2005, includes $100,000 of salary earned but deferred at the election of Mr. Gregory under the Deferred Salary Plan. For 2004, included $40,008 of salary earned but deferred by Mr. Gregory under the Deferred Salary Plan.

(4)

Includes $20,249 for 2005, $16,224 for 2004 and $6,481 for 2003 of interest credited on deferred compensation pursuant to the Deferred Salary Plan in excess of 120% of the applicable federal long term rate.

(5)	Includes $5,245 for 2005 and $1,399 for 2004 of interest credited on deferred compensation pursuant to the Deferred Salary Plan in excess of 120% of the applicable federal long term rate.

(6)	Represents amounts paid by the Company to Mr. Labonte's self-directed retirement account under the Retirement Plan for Salaried Employees of Rock of Ages Canada, Inc.

(7)	Mr. Wrabel joined the Company as of May 17, 2004.

(8)	Represents amounts paid for temporary living allowance.

(9)	Ms. Crump joined the Company as of October 4, 2004.

(10)	Includes $146,497 paid for temporary living allowance and relocation expenses, and $5,321 401(k) matching contribution.

STOCK OPTION GRANTS

We did not grant any stock options or stock appreciation rights to the Named Executive Officers in 2005.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table sets forth information concerning options to purchase Class A Common Stock held by the Named Executive Officers.

			EXERCISABLE (1)	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE
NAME	SHARES ACQUIRED ON EXERCISE	VALUE REALIZED	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS AT DECEMBER 31, 2005		VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS AT DECEMBER 31, 2005

Kurt M. Swenson	—	$—	—	—	$—	$—
Jon M. Gregory	—	$—	60,000	—	$—	$—
Donald Labonte	—	$—	15,000	—	$—	$—
Caryn Crump	—	$—	25,000	—	$—	$—
Rick Wrabel	—	$—	150,000	—	$—	$—

(1)

Effective October 27, 2005, we accelerated the vesting of certain unvested and "out of the money" stock options previously awarded to employees, officers and directors that had exercise prices in excess of $5.29, the closing price of our Class A common stock on October 27, 2005. In order to prevent unintended personal benefits to officers and directors, we entered into agreements with the officers and directors, including the Named Executive Officers, which impose restrictions preventing the sale of the shares received from the exercise of an accelerated option prior to the original vesting date of the option with respect to these shares. The primary purpose of accelerating the vesting of these options was to reduce the Company's future reported compensation expense upon the adoption of Statement of Financial Accounting Standards (SFAS) No. 123R, "Share Based Payment" in the first quarter of 2006.

PENSION PLANS

We maintain a qualified pension plan (the "Pension Plan"), and have entered into non-qualified salary continuation agreements (the "Salary Continuation Agreements") with certain of our officers, including the Named Executive Officers listed in the table on the next page. Our Pension Plan is noncontributory and provides benefits based upon length of service and final average earnings. Generally, employees age 21 with one year of continuous service are eligible to participate in the Pension Plan. The annual pension benefits shown for the Pension Plan assume a participant attains age 65 during 2005 and retires immediately. The Employee Retirement Income Security Act of 1974 places limitations on the compensation used to calculate pensions and on pensions that may be paid under federal income tax qualified plans, and some of the amounts shown on the following table exceed the applicable limitations and will not be paid under the pension plan. Such limitations are not applicable to the Salary Continuation Agreements.

The following table shows the total estimated annual retirement benefits payable upon normal retirement under the Pension Plan for the Named Executive Officers at the specified executive remuneration and years of continuous service.

 PENSION PLAN TABLE

FINAL AVERAGE COMPENSATION	15 YEARS	20 YEARS	25 YEARS	30+ YEARS

$125,000	$38,175	$50,900	$63,625	$76,350
$150,000	$46,425	$61,900	$77,375	$92,850
$175,000	$54,675	$72,900	$91,125	$109,350
$200,000	$62,925	$83,900	$104,875	$125,850
$225,000	$71,175	$94,900	$118,625	$142,350
$250,000	$79,425	$105,900	$132,375	$158,850
$275,000	$87,675	$116,900	$146,125	$175,350
$300,000	$95,925	$127,900	$159,875	$191,850
$325,000	$104,175	$138,900	$173,625	$208,350
$350,000	$112,425	$149,900	$187,375	$224,850
$375,000	$120,675	$160,900	$201,125	$241,350
$400,000	$128,925	$171,900	$214,875	$257,850
$425,000	$137,175	$182,900	$228,625	$274,350
$450,000	$145,425	$193,900	$242,375	$290,850
$475,000	$153,675	$204,900	$256,125	$307,350
$500,000	$161,925	$215,900	$269,875	$323,850

These calculations are based on the retirement formula in effect as of December 31, 2005, which provides an annual life annuity at age 65 equal to 1.8% of a participant's highest consecutive five-year average compensation (excluding bonus) during the last ten years of employment ("Final Average Compensation"), plus .4% of a participant's Final Average Compensation in excess of social security covered compensation times years of service to a maximum of 30 years. Completed years of continuous service for each of the Named Executive Officers, as of December 31, 2005 and rounded to the full year, are: Mr. Gregory, 30 years; Mr. Swenson, 32 years; Mr. Wrabel 2 years; and Ms. Crump, 1 year.

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

We have a retirement plan for our Canadian employees, the Retirement Plan for Salaried Employees of Rock of Ages Canada, Inc. (the "Canadian Retirement Plan"), which is registered with the Province of Quebec and the Government of Canada. All salaried, non-union employees of Rock of Ages Canada, Inc. are participants in the Canadian Retirement Plan, including Mr. Labonte. Pursuant to the Canadian Retirement Plan, Rock of Ages Canada contributes 8% of a participant's monthly compensation each month to each participant's account. The investments in the account are self-directed by each participant with a range of investment options. Rock of Ages Canada may, at its discretion, make an additional annual contribution to a participant's account, up to a maximum aggregate amount of $16,500 CDN per year (including amounts previously contributed during the year).

DEFERRED SALARY ARRANGEMENTS

We have a deferred salary plan ("Plan") for certain management and highly compensated employees within the meaning of Section 2520.104-23(d) of the U.S. Department of Labor Regulations. Participation in the Plan is limited to those employees designated by the Board of Directors in its sole discretion, and who satisfy the following criteria: (1) the employee has attained the age of 55; the employee is an executive officer; the employee has completed a minimum of ten years of continuous service with the Company; and the employee's annual base salary, fringe benefits and other non-cash compensation exceeds $200,000 (subject to adjustment each year to reflect the average percentage change in the base salaries of all officers of the Company). Currently, Mr. Swenson, Mr. Kimball and Mr. Gregory are the only participants in the Plan and Mr. Gregory's participation in the Plan will cease upon his retirement on March 31, 2006. Mr. Kimball retired as an employee of the Company on December 31, 2004 and is currently collecting benefits under the Plan. Mr. Gregory will be eligible to receive benefits under the Plan upon his retirement. Participants may make an irrevocable election to defer up to $100,000 annually under the Plan. Any amounts deferred are held in deferred salary accounts created by the Company. Interest at the rate of 12% per annum is credited on a monthly basis to each Participant's deferred salary account. The aggregate account balances remain part of the general unrestricted assets of the Company and are available for investment and use by the Company. Participants do not have any right or claim to any specific assets of the Company, but only a claim against the Company as a general, unsecured creditor to the extent of the undistributed portion of their deferred salary account. Benefits under the Plan are paid upon the retirement, death or disability of the participant or other termination of participation, subject to certain procedures relating to distribution.

COMPENSATION OF DIRECTORS

Directors who are not also officers of Rock of Ages are paid annual directors' retainers of $20,000. Audit Committee members are paid an additional retainer fee of $1,500 and members of other committees are paid additional annual retainers of $1,000 for each committee. Directors are also eligible for stock option grants under the Rock of Ages Corporation 2005 Stock Plan.

EMPLOYMENT AGREEMENTS

We have an employment agreement with Kurt M. Swenson (the "Swenson Employment Agreement") for retention of his services as President and Chief Executive Officer of the Company. The term of the Swenson Employment Agreement commenced on October 24, 1997, the date of consummation of the initial public offering (the "Commencement Date"), and continues until the fifth anniversary thereof, provided on the third and each subsequent anniversary of the Commencement Date such term will automatically be extended for one additional year, unless, not later than ninety days prior to the expiration of the term, the Company or Mr. Swenson gives notice the term will not be extended. The Swenson Employment Agreement has been automatically extended each year since 2002 and will, subject to further automatic extension, expire in October 2008. The Swenson Employment Agreement provides for continued payment of salary and benefits over the remainder of the term if Mr. Swenson's employment is terminated by the Company without Cause (as defined in the Swenson Employment Agreement) or as a result of death or disability or by Mr. Swenson for Good Reason (as defined in the Swenson Employment Agreement). The Swenson Employment Agreement also provides for a lump sum payment to Mr. Swenson equal to the sum of (i) accrued but unpaid salary, and a prorated bonus amount equal to the greater of the largest annual bonus paid to Mr. Swenson during the prior three years and the annual bonus payable in respect of the most recently completed fiscal year (the "Highest Annual Bonus"), through the date of termination and (ii) three times the sum of (A) his then annual salary and (B) Highest Annual Bonus, and for continuation of benefits for three years, if Mr. Swenson's employment is terminated by the Company (other than for Cause, death or disability) during the twelve-month period following, or prior to but in connection with, or by Mr. Swenson during the twelve-month period following, a Change in Control (as defined in the Swenson Employment Agreement). In the event of a termination related to a Change in Control, Mr. Swenson may elect in lieu of the lump sum payment described above, to receive in a lump sum or over the then remaining term of the Swenson Employment Agreement, an amount equal to the total amount he would have been entitled to receive if his employment had been terminated by the Company without Cause or by Mr. Swenson for Good Reason. If any payment or distribution by the Company to or for the benefit of Mr. Swenson under the Swenson Employment Agreement would be subject to the excise tax imposed by Section 4999 of the Code or any interest or penalties are incurred by Mr. Swenson with respect to such excise tax, then Mr. Swenson will generally be entitled to receive an additional payment such that after payment by Mr. Swenson of all taxes, Mr. Swenson retains an amount of the additional payment equal to the excise tax imposed.

We have an employment agreement with Rick Wrabel (the "Wrabel Employment Agreement") for retention of his services as President of the Memorials Division of the Company. The term of the Wrabel Employment Agreement commenced on May 17, 2004 and continues until the fifth anniversary thereof. The Wrabel Employment Agreement provides for continued payment of salary and benefits over a period of 12 months if Mr. Wrabel's employment is terminated by the Company without Cause (as defined in the Wrabel Employment Agreement) or if he terminates the Agreement for Good Reason (as defined in the Wrabel Employment Agreement). In such event, the Wrabel Employment Agreement also provides for payment of (i) earned, but unpaid bonus, prorated to the date of termination; (ii) continuation of health care coverage for a period of 12 months; and (iii) reimbursement for outplacement services in an aggregate amount not to exceed $10,000. The Wrabel Employment Agreement provides for a lump sum payment to Mr. Wrabel equal to two times his then current annual base salary if his employment is terminated by the Company within 12 months of a Change In Control (as defined by the Wrabel Employment Agreement) or if he terminates his employment for Good Reason within 12 months after the occurrence of a Change In Control. In addition, Mr. Wrabel would receive the payments and/or benefits set forth in (i), (ii) and (iii) above in the event of a termination in connection with a Change In Control. We have also agreed to reimburse Mr. Wrabel for relocation expenses and housing expenses incurred while he is searching for a suitable residence in Vermont.

We have an employment agreement with Caryn Crump (the "Crump Employment Agreement") for retention of her services as Vice President/Marketing of the Memorials Division of the Company. The term of the Crump Employment Agreement commenced on October 4, 2004 and continues until the fifth anniversary thereof. The Crump Employment Agreement provides for continued payment of salary and benefits over a period of 12 months if her employment is terminated by the Company without Cause (as defined in the Crump Employment Agreement) or if she terminates the Agreement for Good Reason (as defined in the Crump Employment Agreement). In such event, the Crump Employment Agreement provides for payment of (i) earned, but unpaid bonus, prorated to the date of termination; (ii) continuation of health care coverage for a period of 12 months; (iii) reimbursement for outplacement services in an aggregate amount not to exceed $5,000. The Crump Employment Agreement provides for a lump sum payment to Ms. Crump equal to one times her then current base salary if her employment is terminated by the Company within 12 months of a Change in Control (as defined by the Crump Employment Agreement) or if she terminates her employment for Good Reason within 12 months after the occurrence of a Change in Control. In addition, Ms. Crump would receive the payments and/or benefits set forth in (i), (ii) and (iii) above in the event of a termination in connection with a Change in Control. We also agreed to reimburse Ms. Crump for relocation expenses and housing expenses while she was searching for a suitable residence in Vermont.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Fox, Ms. Sheiffer, Mr. Waite (Chairman) and Mr. Webster served as members of the Compensation Committee of the Board of Directors of the Company for all of 2005. None of the members of the Compensation Committee is currently or has ever been an officer or employee of the Company or any of its subsidiaries. None of the Company's executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Board or the Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 20, 2006, certain information with respect to the beneficial ownership of our Common Stock by each (i) director, (ii) Named Executive Officer and (iii) beneficial owner of more than 5% of either class of the outstanding Common Stock known to us, based on Securities and Exchange Commission filings and other available information and (iv) by all directors and executive officers of the Company as a group. This information is based upon information received from or on behalf of the individuals or entities named below, except as otherwise noted. The Class B Common Stock is convertible on a share-for-share basis into Class A Common Stock. The Class B Common Stock is entitled to ten votes per share and the Class A Common Stock is entitled to one vote per share. Beneficial ownership has been determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated in the footnotes below, we believe, based on the information furnished or otherwise available to us, the persons and entities named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws. The calculation of beneficial ownership is based upon 4,660,800 shares of Class A Common Stock and 2,738,596 shares of Class B Common Stock outstanding as of March 20, 2006.

In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of such person, shares of Class A Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 20, 2006 were deemed to be outstanding. Such shares were not deemed to be outstanding, however, for the purpose of computing the percentage ownership of any other person.

	SHARES OF CLASS B COMMON STOCK BENEFICIALLY OWNED		SHARES OF CLASS A COMMON STOCK BENEFICIALLY OWNED
NAME AND ADDRESS OF BENEFICIAL OWNER (1)	NUMBER	PERCENT OF CLASS	NUMBER (2)	PERCENT OF CLASS (2)

Connors Investor Services, Inc. (3) 2727 Allen Parkway, Suite 460 Houston, TX 77019	—	—	287,650	6.2%

Dimensional Fund Advisors (4) 1299 Ocean Avenue Santa Monica, CA 90401	—	—	280,650	6.0%

Lord Abbett & Co. LLC (5) 90 Hudson Street Jersey City, NJ 07302	—	—	247,770	5.3%

Estate of Douglas M. Schair (6)**	—	—	570,303	12.2%
Kurt M. Swenson (7) **	1,005,000	36.7%	1,135,000	20.0%
Kevin C. Swenson (8)	1,023,489	37.4%	1,023,489	18.0%
Rick Wrabel (9)**	—	—	157,000	3.4%
Robert L. Pope	144,875	5.3%	160,875	3.3%
Richard C. Kimball **	29,126	1.1%	113,426	2.4%
Jon M. Gregory (10) **	—	—	85,326	1.8%
Charles M. Waite (11)**	29,126	1.1%	51,000	1.0%
James L. Fox (12) **	—	—	7,000	*
Frederick E. Webster Jr. (13)**	—	—	7,000	*
Donald Labonte (14)**	—	—	15,000	*
Pamela G. Sheiffer (15)**	—	—	7,500	*
Caryn Crump (16)**	—	—	25,000	*
All directors and executive officers as a group (12 persons)	1,063,252	38.8%	1,665,752	29.1%

**  Named Executive Officer and/or Director or former Director
*    Less than 1%

(1)	The business address of each director and executive officer of the Company is c/o Rock of Ages Corporation, 772 Graniteville Road, Graniteville, Vermont 05654.

(2)

For each beneficial owner (and directors and executive officers as a group), (i) the number of shares of Class A Common Stock listed includes (or is comprised solely of) a number of shares equal to the number of shares of Class B Common Stock, if any, listed as beneficially owned by such beneficial owner(s) and (ii) the percentage of Class A Common Stock listed assumes the conversion on March 20, 2006 of all shares of Class B Common Stock, if any, listed as beneficially owned by such beneficial owner(s) into Class A Common Stock and also that no other shares of Class B Common Stock beneficially owned by others are so converted.

(3)

According to a Schedule 13G dated February 14, 2006, Connors Investment Services, Inc., in its capacity as an investment advisor or manager, may be deemed to be the beneficial owner of the listed shares that are held of record by certain investment companies, trusts or other accounts it advises or manages.

(4)

According to a Schedule 13G dated February 1, 2006, Dimensional Fund Advisors, Inc., in its capacity as an investment advisor or manager, may be deemed to be the beneficial owner of the listed shares that are held of record by certain investment companies, trusts or other accounts it advises or manages.

(5)

According to a Schedule 13G dated February 1, 2006, Lord Abbett & Co., LLC , in its capacity as an investment advisor or manager, may be deemed to be the beneficial owner of the listed shares that are held of record by certain investment companies, trusts or other accounts its advises or manages.

(6)

Douglas M. Schair, a former director of the Company, died January 26, 2005. Includes 18,800 shares of Class A Common Stock held by a trust of which Mr. Schair was co-trustee until his death. Mr. Schair disclaimed beneficial ownership of such shares. Does not include 15, 018 shares held by trusts with an independent trustee for the benefit of Mr. Schair's adult children.

(7)

Kurt M. Swenson is the brother of Kevin C. Swenson. Includes 1,005,000 shares of Class B Common Stock and 130,000 shares of Class A Common Stock held by the Kurt M. Swenson Revocable Trust of 2000. Kurt M. Swenson, as the sole trustee of the Kurt M. Swenson Revocable Trust of 2000, beneficially owns such shares. Does not include 61,489 Class B Common Stock held by trusts Mr. Swenson's adult children.

(8)	Kevin C. Swenson is the brother of Kurt M. Swenson. Does not include 38,000 shares of Class B Common Stock held by trusts Mr. Swenson's adult children.

(9)	Includes 150,000 shares of Class A Common Stock subject to currently exercisable stock options.

(10)	Includes 60,000 shares of Class A Common Stock subject to currently exercisable stock options.

(11)	Includes 6,000 shares of Class A Common Stock subject to currently exercisable stock options.

(12)	Includes 6,000 shares of Class A Common Stock subject to currently exercisable options.

(13)	Includes 2,000 shares of Class A Common Stock subject to currently exercisable options.

(14)	All 15,000 shares of Class A Common Stock are subject to currently exercisable options.

(15)	Includes 5,000 shares of Class A Common Stock subject to currently exercisable options.

(16)	Ms. Crump was classified as an executive officer until February 2006. All 25,000 shares of Class A Common Stock subject to currently exercisable options.

Equity Compensation Plan Information

The following table sets forth information regarding the Company's equity compensation plan as of December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	528,000	$6.51	566,333

Equity compensation plans not approved by security holders	None	None	None

Total	528,000	$6.51	566,333

(1)

On June 22, 2005 at our Annual Meeting of Stockholders, the stockholders approved the Rock of Ages Corporation 2005 Stock Plan (the "2005 Plan"). The 2005 Plan permits awards of stock options (including both incentive stock options and nonqualified stock options) and restricted stock. A maximum of 550,000 shares of Class A Common Stock may be issued under the 2005 Plan. The 2005 Plan is administered by the Compensation Committee, which has the authority to determine the recipients of awards under the 2005 Plan and, subject to the 2005 Plan, the terms and condition of such awards. The 2005 Plan replaces the Rock of Ages Corporation 1994 Stock Plan (the "1994 Plan") which expired in November 2004. Although grants made under the 1994 Plan prior to its expiration remain outstanding, no further grants may be made under the Plan.

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

Swenson LLC owns two granite quarries, one in Concord, New Hampshire and another in Woodbury, Vermont. Both have been owned by Swenson LLC (or its predecessor Swenson Granite) for more than 40 years. Because of the proximity of the Woodbury quarry to Barre, Vermont, the Company provides, and may continue to provide, certain maintenance services and parts to the Woodbury quarry and is reimbursed for the cost of such services. During 2005, the Company received approximately $32,000 for such maintenance services and parts. Both the Company and Swenson LLC have the right to terminate these services at any time. The Company also purchases Concord blocks and other products from Swenson LLC at market prices. The Company's purchases of granite provided by Swenson LLC in 2005 were approximately $14,000. Swenson LLC also purchases granite blocks and slabs from the Company. Such purchases amounted to approximately $10,000 in 2005. The Company believes these arrangements with Swenson LLC are not material and as favorable, or more favorable, to the Company than would be available from an unrelated party for comparable granite products. Both of Swenson LLC 's quarries produce gray granite primarily for curb and landscape use. Although Rock of Ages' gray granite from its Barre and Stanstead quarries is used primarily for memorial use, it may be in competition with Swenson LLC in some markets, including the supply of its gray granites for other than memorial use. Swenson LLC has supplied its Woodbury granite to manufacturers of government grave markers made for the Veterans' Administration for many years and Rock of Ages has not been in the business of selling or manufacturing its gray granites for use in Veterans markers.

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

In July 2004, the Company invested $3.5 million in FFS Holdings, Inc. ("FFS"). The investment, which included 25,000 shares of Class A voting and 10,000 shares of Class B non-voting common stock (the "Shares"), represented approximately 6% of the common voting shares and approximately 8% of the total common equity of FFS. FFS holds the stock of Forethought Financial Services, a leading provider of pre-need insurance trust service programs, which are currently marketed primarily through funeral directors. FFS was formed to acquire Forethought by The Devlin Group, a group of several senior insurance industry executives including Douglas M. Schair, a former director of the Company until his death on January 26, 2005. Mr. Schair's estate holds approximately 12.5% of the Class A common stock of the Company. Mr. Schair's estate holds approximately 18% of the outstanding shares of FFS and until his death he held the position of Vice Chairman and Chief Investment Officer of FFS. On October 19, 2005, we sold the Shares to the existing stockholders of FFS for an aggregate purchase price of $3.85 million or $110.00 per share. The existing stockholders of FFS include the estate of Douglas M. Schair.

We have a consulting agreement with Richard C. Kimball, a director of the Company and Vice Chairman of the Board. Pursuant to the agreement, we paid Mr. Kimball during 2005 a retainer of $60,000 for consulting services. The agreement was entered into in connection with Mr. Kimball's retirement from full time employment with the Company as of January 1, 2005, as a result of the expected additional time to be spent by Mr. Kimball on certain projects beyond the normal time commitments of outside directors, including certain strategic initiatives. On February 16, 2006, we extended the consulting agreement with Mr. Kimball for an additional year until December 31, 2006.

On June 22, 2005, we entered into a retirement agreement with Jon M. Gregory, (the "Gregory Retirement Agreement"), who was then President/COO of the Company's Quarry Division. Pursuant to the Gregory Retirement Agreement, Mr. Gregory agreed to retire as President/COO of the Company's Quarry Division on December 31, 2005. The Gregory Retirement Agreement provides that he will remain an employee of the Company until March 31, 2006 and during that time will assist in transition of a new President/COO of the Quarry Division. We agreed to continue to pay Mr. Gregory at his current salary until March 31, 2006. We also agreed to pay and did pay him a one-time retirement bonus of $60,000 on January 15, 2006. The Gregory Retirement Agreement provides for the continuation of health insurance benefits in accordance with current Company polices for long-term senior executives, and we agreed to transfer his company automobile to him upon retirement at no cost.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee appointed KPMG, LLP as Rock of Ages' independent registered public accounting firm for the fiscal year ended December 31, 2005. On September 27, 2005, we dismissed KPMG as our principal accountants and we appointed Grant Thornton, LLP as our new independent registered accounting firm. The following table shows the fees paid by Rock of Ages for the audit and other services provided by Grant Thornton for fiscal 2005, and KPMG for 2004.

The Audit Committee did not utilize the de minimis exception to the pre-approval requirements to approve any services provided by Grant Thornton or KPMG during fiscal 2005.

	2005 (1)	2004

Audit Fees (2)	$254,143	$402,958
Tax Fees (3)	19,665	99,407
All Other Fees	—	—

Total	$273,808	$502,365

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

(1)

In addition to the amounts shown, which were paid to Grant Thornton as our auditors of record at December 31, 2005, during 2005 we also paid KPMG $86,523 in audit fees, $75,500 in tax compliance fees and $8,050 in tax advice and planning fees.

(2)

Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(3)	For fiscal 2005 and 2004, respectively, tax fees principally included tax compliance fees of $0 and $76,350, and tax advice and tax planning fees of $19,665 and $23,057.

PART IV

ITEM 15.	EXHIBITS AND , FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of or are included in this Annual Report on Form 10-K and are incorporated herein by reference:

	1.	The financial statements listed in the Index to Consolidated Financial Statements and Financial Statement Schedule, filed as part of this Annual Report on Form 10-K.

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

10.3*	Rock of Ages 2005 Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on June 23, 2005)

10.4*

Employment Agreement of Kurt M. Swenson (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.5*

Employment Agreement of Rudolph R. Wrabel dated as of May 17, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 and filed with the Securities and Exchange Commission on May 14, 2004)

10.6*

Employment Agreement of Caryn Crump dated October 4, 2004 (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 31, 2005)

10.7*

Employment Agreement of Nancy Rowden Brock dated May 27, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on May 31, 2005)

10.8*

Employment Agreement of N. Daniel Ginsberg dated May 27, 2005 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on May 31, 2005)

10.9*

Letter Agreement re: Expense Reimbursement to Rudolph R. Wrabel dated May 3, 2004 (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 and filed with the Securities and Exchange Commission on May 14, 2004)

10.10

Consulting Agreement dated January 3, 2005 between Richard C. Kimball and the Company (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on January 4, 2005)

10.11

Retirement Agreement - Jon M. Gregory dated August 25, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 2005 and filed with the Securities and Exchange Commission on November 15, 2005)

10.12*

Summary of 2005 Compensation for Executive Officers and Non-Employee Directors (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 31, 2005.)

10.13*

Form of Salary Continuation Agreement (incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.14

Form of Collective Bargaining Agreement dated May 1, 2003 by and between Rock of Ages Corporation and the United Steelworkers of America, AFL-CIO-CLC on behalf of Amalgamated Local #4 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and filed with the Securities and Exchange Commission on August 13, 2003)

10.15

Form of Collective Bargaining Agreement dated April 28, 2003 by and between Rock of Ages Corporation-Quarries Division and the United Steelworkers of America, AFL-CIO-CLC on behalf of Amalgamated Local #4 (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and filed with the Securities and Exchange Commission on August 13, 2003)

10.16

Form of Collective Bargaining Agreement dated April 26, 2003 by and between Rock of Ages Corporation and the Granite Cutter's Association (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and filed with the Securities and Exchange Commission on November 13, 2003)

10.17

Form of Side Letter Agreement dated April 26, 2003 by and between the Granite Cutter's Association and Rock of Ages Corporation (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and filed with the Securities and Exchange Commission on November 13, 2003)

10.18

Credit Facility dated as of June 25, 1997 between Royal Bank of Canada and Rock of Ages Canada, Inc., Rock of Ages Quarries Inc. and Rock of Ages Canada Inc. (incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.19

Financing Agreement dated December 17, 1997 by and between The CIT Group/Business Credit, Inc., Rock of Ages Corporation, Royalty Granite Corporation, Carolina Quarries, Inc., Pennsylvania Granite Corp., Childs & Childs Granite Company, Inc., Southern Mausoleums, Inc. and Rock of Ages Memorials LLC (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and filed with the Securities and Exchange Commission on March 31, 1998)

10.20

Fifth Amendment to Financing Agreement dated as of October 25, 2002, by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarry, Inc., Pennsylvania Granite Corp., Keith Monument Company, LLC, Rock of Ages Memorials, Inc. and Sioux Falls Monument Co. (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and filed with the Securities and Exchange Commission on November 14, 2002)

10.21

Sixth Amendment to Financing Agreement dated as of November 11, 2003, by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarry, Inc., Pennsylvania Granite Corp., Keith Monument Company, LLC, Rock of Ages Memorials, Inc. and Sioux Falls Monument. Co. (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 30, 2004)

10.22

Seventh Amendment to Financing Agreement dated as of February 17, 2004, by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarry, Inc., Pennsylvania Granite Corp., Keith Monument Company, LLC, Rock of Ages Memorials, Inc. and Sioux Falls Monument Co. (incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 30, 2004)

10.23

Eighth Amendment to Financing Agreement dated as of July 8, 2004, by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarry, Inc., Pennsylvania Granite Corporation, Rock of Ages Memorials, Inc. and Sioux Falls Monument Company. (incorporated herein by referenced to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004 and filed with the Securities and Exchange Commission on August 14, 2004)

10.24

Ninth Amendment to Financing Agreement dated as of December 31, 2004, by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarry, Inc., Pennsylvania Granite Corporation, Rock of Ages Memorials, Inc. and Sioux Falls Monument Company (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 1 and filed with the Securities and Exchange Commission on January 4, 2005)

10.25

Tenth Amendment and Waiver Letter to Financing Agreement dated as of August 9, 2005, by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Pennsylvania Granite Corporation, Rock of Ages Memorials, Inc., and Sioux Falls Monument Company (incorporate herein by reference to Exhibit 10.1 to  the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on August 10, 2005)

10.26

Eleventh Amendment to Financing Agreement dated as of November 15, 2005, by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Pennsylvania Granite Corporation, Rock of Ages Memorials, Inc.,  and Sioux Falls Monument Company (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on November 15, 2005)

10.27

Letter Agreement dated August 8, 2003 by and between Rock of Ages Corporation, CIT Business Credit and Fleet National Bank (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and filed with the Securities and Exchange Commission on August 13, 2003)

10.28

Letter Agreement dated November 11, 2003 by and between Rock of Ages Corporation, CIT Business Credit and Fleet National Bank (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and filed with the Securities and Exchange Commission on November 13, 2003)

10.29

Consent Agreement dated as of June 21, 2004 by and among Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarry, Inc., Pennsylvania Granite Corporation, Keith Monuments Company, LLC, Rock of Ages Memorials, Inc., Sioux Falls Monument Company and The CIT Group/Business Credit (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004 and filed with the Securities and Exchange Commission on August 16, 2004)

10.30

Assignment and Transfer Agreement dated as of July 9, 2004 by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarry, Inc., Pennsylvania Granite Corporation, Rock of Ages Memorials, Inc. and Sioux Falls Monument Company (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004 and filed with the Securities and Exchange Commission on August 16, 2004)

10.31

Waiver and Agreement dated as of August 10, 2004 by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarry, Inc., Pennsylvania Granite Corporation, Rock of Ages Memorials, Inc. and Sioux Falls Monument Company (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004 and filed with the Securities and Exchange Commission on August 16, 2004)

10.32

Waiver Letter dated March 21, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on March 22, 2005)

10.33	Waiver Letter dated May 12, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on May 13, 2005)

10.34

Supply Agreement dated as of September 7, 2000 by and between Keystone Memorials, Inc. and Rock of Ages Corporation (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on March 31, 2001)

10.35

Supply Agreement dated as of January 11, 2002 by and between Rock of Ages Corporation and Adams Granite Co., Inc. (incorporated herein by reference to exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and filed with the Securities and Exchange Commission on April 1, 2002)

10.36

Supply Agreement dated as of August 20, 2001 by and between Rock of Ages Corporation, Keystone Memorials, Inc. and IMEX International, Inc. (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and filed with the Securities and Exchange Commission on April 1, 2002)

10.37	Amendment to Supply Agreement dated as of January 1, 2004 by and between Rock of Ages Corporation and Adams Granite Co., Inc.

10.38

Promissory Note dated October 26, 2001 in the amount of $800,000 from Mize Acquisition, Inc. to Rock of Ages Corporation (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and filed with the Securities and Exchange Commission on April 1, 2002)

10.39

Promissory Note dated August 20, 2001 in the amount of $840,000 from Keystone Memorials, Inc. to Rock of Ages Corporation (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,2001 and filed with the Securities and Exchange Commission on April 1, 2002)

10.40

Promissory Note dated June 21, 2004 in the amount of $3,500,000 from Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarry, Inc., Pennsylvania Granite Corporation, Keith Monument Company, LLC, Rock of Ages Memorials, Inc., and Sioux Falls Monument Company to The CIT Group/Business Credit (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004 and filed with the Securities and Exchange Commission on August 16, 2004)

10.41

Amendment, Consent and Release and related exhibits dated November 9, 2004 by and between Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Autumn Rose Quarry, Inc., Carolina Quarries, Inc., Pennsylvania Granite Corporation, Keith Monument Company, LLC, Rock of Ages Memorials, Inc., Sioux Falls Monument Company and The CIT Group/Business Credit, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on November 10, 2004)

10.42

Asset Purchase Agreement dated July 28, 2003 by and between Rock of Ages Kentucky Cemeteries, LLC and Saber Management, LLC (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and filed with the Securities and Exchange Commission on August 13, 2003)

10.43

Asset Purchase Agreement and related exhibits dated February 15, 2005 by and between Carolina Quarries, Inc. Rockwell Granite Company and Granite Quarries USA, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.44

Asset Purchase Agreement and related exhibits dated February 16, 2005 by and between Rock of Ages Memorials, Inc., McColly Memorials, Inc., Shetler Memorials, Inc., Enterline Monuments, Inc., and Joseph Huber and Barbara Huber (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.45

Purchase and Sale Agreement and related exhibits dated November 9, 2004 by and between Rock of Ages Corporation, Autumn Rose Quarry, Inc., Imex International, Inc. and AR Quarry Acquisition LLC (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2004)

10.46

Assignment to Asset Purchase Agreement dated August 27, 2003 by and between Saber Management, LLC and Saber Management-Kentucky, LLC (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and filed with the Securities and Exchange Commission on November 13, 2003)

10.47

Extension Agreement dated September 30, 2003 by and between Rock of Ages Kentucky Cemeteries, LLC and Saber Management-Kentucky, LLC (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and filed with the Securities and Exchange Commission on November 13, 2003)

10.48

Mutual Release Agreement dated August 6, 2004 between Dyckerhoff AG, Granite Stone Business International S.a.r.l., formerly known as Eurimex S.A., and Rock of Ages Corporation (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004 and filed with the Securities and Exchange Commission on August 16, 2004)

10.49

Common Stock Purchase Agreement dated June 16, 2004 between CRGH, LLC and Rock of Ages Corporation (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004 and filed with the Securities and Exchange Commission on August 16, 2004)

11.	Statement re: computation of per share earnings (incorporated herein by reference to Note (1)(n) of the Company's consolidated financial statements (filed herewith))

49

16

Letter re: Change in Principal Accountants (incorporated herein by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on October 11, 2005)

18.

Letter re: Change in Accounting Principles (incorporated herein by reference to Exhibit 18 to the Company's Annual Report on Form 10-K and filed with the Securities and Exchange Commission on March 31, 2003)

21.	Subsidiaries of the Company

23.1	Report and Consent of KPMG LLP

23.2	Consent of Grant Thornton LLP

31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* This exhibit is a management contract or compensatory plan or arrangement.

 50

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2005, 2004 and 2003

(With Reports of Independent Registered Public Accounting Firms Thereon)

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Rock of Ages Corporation:

We have audited the accompanying consolidated balance sheet of Rock of Ages Corporation and subsidiaries (the "Company") as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and the disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rock of Ages Corporation and subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for the year then ended  in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements.  This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements as of and for the year ended December 31, 2005 and, in our opinion, is fairly stated in all materials aspects in relation to the basic consolidated financial statements taken as a whole.

/s/ Grant Thornton LLP

Boston, Massachusetts
April 14, 2006

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Rock of Ages Corporation:

We have audited the accompanying consolidated balance sheet of Rock of Ages Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rock of Ages Corporation and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the accompanying consolidated financial statements, the consolidated statements of operations for the years ended December 31, 2004 and 2003 have been restated.

/s/ KPMG LLP

Burlington, Vermont
February 22, 2005, except for Notes 7 and 2
    as to which the dates are March 22, 2005 and April 14, 2006, respectively.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2005 and 2004

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$2,823,560	$4,298,049
Trade receivables, less allowance for doubtful accounts of $1,176,537 in 2005 and $1,022,055 in 2004 (note 7)	14,719,610	15,017,249
Inventories (notes 5 and 7)	24,478,218	23,858,228
Income taxes receivable	77,945	—
Deferred tax assets (note 9)	—	707,947
Due from affiliates (note 12)	3,730	282,508
Other current assets	2,604,553	4,510,294

Total current assets	44,707,616	48,674,275

Property, plant and equipment:
Granite reserves and development costs	15,935,788	14,001,597
Land	7,810,630	7,340,310
Buildings and improvements	20,569,742	18,663,837
Leasehold improvements	2,578,098	2,562,211
Machinery and equipment	31,198,345	29,285,553
Furniture and fixtures	3,188,150	3,564,855
Construction-in-process	303,427	871,246

	81,584,180	76,289,609
Less accumulated depreciation, depletion and amortization	31,949,780	30,159,497

Net property, plant and equipment	49,634,400	46,130,112

Other assets:
Cash surrender value of life insurance	730,852	742,701
Identified intangible assets, net (note 4)	598,502	388,434
Goodwill (note 4)	387,156	163,492
Debt issuance costs, net	146,620	225,081
Due from affiliates (note 12)	813,821	54,690
Deferred tax assets (note 9)	—	6,739,769
Intangible pension asset (note 10)	574,182	738,972
Long term investments (note 12 )	727,839	4,111,964
Other long term assets	291,116	607,857

Total other assets	4,270,088	13,772,960

Total assets	$98,612,104	$108,577,347

 ROCK OF AGES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2005 and 2004

	2005	2004

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under lines of credit (note 7)	$10,499,379	$7,287,278
Current installments of long-term debt (note 8)	661,400	35,612
Deferred compensation (note 10)	469,237	371,537
Trade payables	2,006,089	2,433,125
Accrued expenses	3,442,439	3,845,415
Income taxes payable	—	389,088
Customer deposits	7,058,853	8,172,665

Total current liabilities	24,137,397	22,534,720

Long-term debt, excluding current installments (note 8)	21,444,740	16,289,153
Deferred compensation (note 10)	6,070,321	6,620,347
Accrued pension cost (note 10)	3,549,492	1,993,294
Accrued postretirement benefit cost (note 10)	966,951	878,610
Deferred tax liabilities (note 9)	70,434	30,464
Other	896,518	45,000

Total liabilities	57,135,853	48,391,588

Commitments and contingencies (notes 6 and 10)

Stockholders' equity (note 11):
Preferred stock - $.01 par value; 2,500,000 shares authorized No shares issued and outstanding	—	—
Common stock - Class A, $.01 par value; 30,000,000 shares authorized; issued and outstanding 4,660,800 and 4,694,800 shares in 2005 and 2004, respectively	46,608	46,948
Common Stock — Class B, $.01 par value; 15,000,000 shares authorized; issued and outstanding 2,738,596 and 2,700,596 shares in 2005 and 2004, respectively, convertible into equivalent shares of Class A common stock	27,386	27,006
Additional paid-in capital	65,550,908	66,266,869
Accumulated deficit	(21,430,626)	(5,287,571)
Accumulated other comprehensive loss	(2,718,025)	(867,493)

Total stockholders' equity	41,476,251	60,185,759

Total liabilities and stockholders' equity	$98,612,104	$108,577,347

See accompanying notes to consolidated financial statements

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2005, 2004 and 2003

	2005	2004 (As Restated See note 2	2003 (As Restated See note 2)

Net revenues:
Quarrying	$29,333,730	$35,831,556	$34,598,088
Manufacturing	23,532,935	20,947,329	20,448,521
Retailing	36,639,720	35,801,733	35,663,289

Total net revenues	89,506,385	92,580,618	90,709,898

Gross profit:
Quarrying	5,994,668	12,326,882	11,178,259
Manufacturing	6,769,670	5,572,461	5,774,330
Retailing	19,099,135	20,353,954	20,387,533

Total gross profit	31,863,473	38,253,297	37,340,122

Selling, general and administrative expenses
Quarrying	3,505,135	3,555,606	3,155,147
Manufacturing	5,191,239	4,001,668	3,673,758
Retailing	24,985,631	21,828,546	21,099,628
Corporate overhead	5,090,324	5,087,447	4,692,213

Total selling, general and administrative expenses	38,772,329	34,473,267	32,620,746

Gain on sale of investments	(350,005)	—	—
Impairment of note receivable	—	400,000	—
Adverse judgment and legal expenses	—	6,500,000	2,440,454
Foreign exchange losses	49,628	68,531	120,694

Income (loss) from operations	(6,608,479)	(3,188,501)	2,158,228

Interest expense	1,923,996	821,520	471,105

Income (loss) from continuing operations before provision (benefit) for income taxes	(8,532,475)	(4,010,021)	1,687,123

Provision (benefit) for income taxes (note 9)	7,610,580	(853,634)	577,819

Income (loss) from continuing operations	(16,143,055)	(3,156,387)	1,109,304
Discontinued operations, net of taxes (note 17)	—	(64,840)	337,901

Net income (loss)	$(16,143,055)	$(3,221,227)	$1,447,205

Net income (loss) per share - basic:
Income (loss) from continuing operations	$(2.18)	$(0.43)	$0.15
Discontinued operations	—	(0.01)	0.05

Net income (loss) per share	$(2.18)	$(0.44)	$0.20

Net income (loss) per share - diluted:
Income (loss) from continuing operations	$(2.18)	$(0.43)	$0.15
Discontinued operations	—	(0.01)	0.05

Net income (loss) per share	$(2.18)	$(0.44)	$0.20

Weighted average number of common shares outstanding - basic	7,398,662	7,318,127	7,181,545
Weighted average number of common shares outstanding – diluted	7,398,662	7,318,127	7,219,378

See accompanying notes to consolidated financial statements.

v

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
Years ended December 31, 2005, 2004 and 2003

	CLASS A COMMON STOCK	CLASS B COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS' EQUITY
Balance at December 31, 2002	$49,193	$27,564	$68,573,821	$(3,441,730)	$(2,563,216)	$62,645,632

Comprehensive income:
Net income	—	—	—	1,447,205	—	1,447,205
Cumulative translation adjustment	—	—	—	—	1,436,010	1,436,010
Minimum pension liability, net of taxes of $71,694	—	—	—	—	212,845	212,845
Total comprehensive income						3,096,060
Dividends paid	—	—	(215,257)	(71,819)	—	(287,076)
Exercise of stock options	239	—	117,492	—	—	117,731
Repurchase of stock	(5,005)	—	(2,597,595)	—	—	(2,602,600)

Balance at December 31, 2003	$44,427	$27,564	$65,878,461	$(2,066,344)	$(914,361)	$62,969,747

Comprehensive income (loss):
Net loss	—	—	—	(3,221,227)	—	(3,221,227)
Cumulative translation adjustment	—	—	—	—	699,100	699,100
Minimum pension liability, net of taxes of $258,087	—	—	—	—	(652,232)	(652,232)
Total comprehensive loss	—	—	—	—	—	(3,174,359)
Dividends paid	—	—	(585,754)	—	—	(585,754)
Conversion of common stock	558	(558)	—	—	—	—
Exercise of stock options	1,963	—	974,162	—	—	976,125

Balance at December 31, 2004	$46,948	$27,006	$66,266,869	$(5,287,571)	$(867,493)	$60,185,759

Comprehensive income (loss):
Net loss	—	—	—	(16,143,055)	—	(16,143,055)
Cumulative translation adjustment	—	—	—	—	349,406	349,406
Net unrealized gain on securities available for sale	—	—	—	—	172,000	172,000
Minimum pension liability	—	—	—	—	(2,371,938)	(2,371,938)
Total comprehensive loss	—	—	—	—		(17,993,587)
Dividends paid	—	—	(739,840)	—	—	(739,840)
Conversion of common stock	(380)	380	—	—	—	—
Exercise of stock options	40	—	23,880	—	—	23,920
Balance at December 31, 2005	$46,608	$7,386	$65,550,908	$(21,430,626)	$2,718,025)	$41,476,251

See accompanying notes to consolidated financial statements.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$(16,143,055)	$(3,221,227)	$1,447,205
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain on sale of assets	(199,518)	(6,118)	(1,502,360)
Gain on sale of long- term investments	(350,005)	—	—
Depreciation, depletion and amortization	4,539,213	3,620,428	3,486,893
Write down of goodwill	318,347	—	—
Impairment of note receivable	—	(400,000)	—
Deferred taxes	7,487,686	(1,567,093)	1,258,841
Decrease (increase) in cash surrender value of life insurance	11,848	(14,519)	37,537
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in trade receivables	58,434	596,308	1,104,430
Decrease (increase) in due to/from affiliates	(480,352)	(54,578)	(210,764)
Decrease (increase) in inventories	(544,287)	(2,412,689)	268,214
Decrease (increase) in other current assets	1,897,423	(444,877)	459,833
Decrease (increase) in prearranged receivables	—	—	(567,002)
Decrease (increase) in cemetery property	—	—	(147,019)
Decrease (increase) in other assets	378,127	797,371	378,054
Increase (decrease) in trade payables	(457,037)	760,448	(306,543)
Increase (decrease) in accrued expenses	(402,975)	(466,017)	(689,509)
Increase (decrease) in income taxes payable/receivable	(467,033)	797,832	(195,611)
Increase (decrease) in customer deposits	(1,168,035)	959,651	(213,829)
Increase (decrease) in deferred compensation	(452,326)	666,105	837,505
Increase (decrease) in accrued pension cost	(650,950)	15,351	(755,383)
Increase (decrease) in accrued postretirement benefit cost	88,341	51,380	(7,252)
Increase (decrease) in prearranged deferred revenue	—	—	181,772
Increase (decrease) in other liabilities	851,517	(29,083)	82,875

Net cash (used in) provided by operating activities	(5,684,637)	(351,327)	4,947,887

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,838,253)	(6,706,857)	(7,735,891)
Purchase of long term investments	—	(3,611,394)	—
Proceeds from sale of assets	770,671	5,400,000	1,500,000
Acquisitions, net of cash acquired	(4,140,284)	(477,202)	—
Proceeds from sale of long-term investment	3,850,005	—	—

Net cash used in investing activities	(4,357,861)	(5,395,453)	(6,235,891)

Cash flows from financing activities:
Net borrowings under lines of credit	3,212,101	2,535,873	365,919
Debt issuance costs	—	(113,000)	(5,248)
Principal borrowings on long-term debt	9,689,215	3,536,763	—
Principal payments on long-term debt	(3,907,839)	(43,471)	(189,070)
Common stock repurchased	—	—	(2,602,600)
Dividends paid	(739,840)	(585,754)	(287,076)
Stock options exercised	23,920	976,125	117,731

Net cash provided by (used in) financing activities	8,277,557	6,306,536	(2,600,344)

Effect of exchange rate changes on cash and cash equivalents	290,452	511,423	929,955

Net increase (decrease) in cash and cash equivalents	(1,474,489)	1,071,179	(2,958,393)

Cash and cash equivalents, beginning of year	4,298,049	3,226,870	6,185,263

Cash and cash equivalents, end of year	$2,823,560	$4,298,049	$3,226,870

See accompanying notes to consolidated financial statements.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued

	2005	2004	2003

Supplemental cash flow information:
Cash paid during the year for:
Interest	$1,853,943	$821,520	$672,255
Net income taxes paid (refunded)	683,225	(234,028)	285,434

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

As more fully discussed in note 16, the Company has completed acquisitions of certain businesses in 2005 and 2004 which are summarized as follows:

	2005	2004

Acquisitions:
Assets acquired	$4,361,450	$590,536
Liabilities assumed	(221,166)	(113,334)

Net cash paid for acquisitions	$4,140,284	$477,202

Supplemental non-cash investing and financing activities:

The Company recorded an adjustment for an increase/(decrease) in the minimum pension liability of $2,207,148, $745,533 and $(534,642) and a decrease in the intangible asset for pension of $(164,790), $(164,786) and $(232,040) in 2005, 2004 and 2003, respectively.

See accompanying notes to consolidated financial statements.

 viii

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In this report, the terms "Company," "we," "us," or "our" mean Rock of Ages Corporation and all subsidiaries included in our consolidated financial statements. Rock of Ages was founded in 1885 and is an integrated granite quarrier, manufacturer and retailer whose principal product is granite memorials used primarily in cemeteries. We own and operate eleven active quarry properties and six manufacturing and sawing facilities in North America, principally in Vermont and the Province of Quebec. We market and distribute our memorials on a retail basis through approximately eighty Company-owned retail sales outlets in seventeen states. We also sell memorials wholesale to approximately eighty independent authorized Rock of Ages retailers in the United States as well as approximately ninety retailers in Canada. We also owned and operated cemeteries until December 2003.

(a)	PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, we consider financial instruments  purchased with an initial maturity of three months or less to be cash equivalents. The Company had $1,645,000 and $3,120,000 in foreign banks at December 31, 2005 and 2004, respectively, in Canada.

(c)	INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the specific annual average cost method for the retail, manufacturing and quarry segments.

(d)	DEPRECIATION, DEPLETION AND AMORTIZATION

The Company capitalizes significant purchases of items having expected useful lives in excess of one year. Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line and declining balance methods, based upon the following estimated useful lives:

	Buildings and improvements	15 to 40 years
	Leasehold improvements	Lower of estimated useful life or remaining lease term
	Machinery and equipment	3 to 20 years
	Furniture and fixtures	5 to 12 years

Depreciation expense amounted to $4,223,197, $3,219,756 and $3,074,691 in 2005, 2004 and 2003, respectively.

Cost depletion and amortization of granite reserves and development costs are provided by charges to operations based on cubic feet produced in relation to estimated reserves of the property. Cost depletion and amortization charged to operations amounted to $137,624, $215,771 and $210,806 in 2005, 2004 and 2003, respectively.

(e)	GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Identified intangible assets (those intangible assets with definite estimated useful lives) are recorded at fair value at date of acquisition and are amortized, using the straight-line method, over their estimated useful lives. Such intangible assets are reviewed for impairment as set forth in note 1 (l).

We annually assess impairment of goodwill in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 require a two-step test be performed. First, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

(f)	DEBT ISSUANCE COSTS

The Company amortizes debt issuance costs using the straight-line method over the term of the related borrowing. Amortization expense was $78,460, $131,866 and $65,052 in 2005, 2004 and 2003, respectively, and is reported with interest expense in the accompanying consolidated statements of operations.

(g)	FOREIGN CURRENCY TRANSLATION

The functional currency of the Company's Canadian subsidiary is the Canadian dollar. The Company translates the accounts of its foreign subsidiary in accordance with SFAS No. 52, "Foreign Currency Translation," under which all assets and liabilities are translated at the rate of exchange in effect at year-end. Revenue and expense accounts are translated using weighted average exchange rates in effect during the year. Gains or losses from foreign currency translation are charged to accumulated other comprehensive loss, which is included in stockholders' equity in the accompanying consolidated financial statements. All realized and unrealized transaction gains and losses are charged to operations and separately reported.

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

The Company has adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" which is an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock plans. In the fourth quarter of 2005, the Company accelerated the vesting of all unvested stock options previously awarded to officers, directors and employees. The primary purpose of accelerating the vesting of these options was to reduce the Company's future reported compensation expense upon the adoption of SFAS No. 123R, "Share Based Payment" in the first quarter of 2006. As a result, options to purchase approximately 333,600 shares of Class A common stock which would have been vested over the next 48 months became immediately exercisable. Restrictions were imposed on any shares received through the exercise of accelerated options that prevented the sale of any of these shares prior to the original vesting date of the option.  If we had elected to recognize compensation cost for all of the plans based upon the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS 123, net income (loss) and earnings per share would have been changed to the pro forma amounts indicated below:

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

	2005	2004	2003

Net income (loss), as reported	$(16,143,055)	$(3,221,227)	$1,447,205
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,564,751)	(385,854)	(418,180)

Net income (loss), pro forma	$(17,707,806)	$(3,607,081)	$1,029,025

Net income (loss) per share:
Basic as reported	(2.18)	(0.44)	0.20

Basic-pro forma	(2.39)	(0.49)	0.14

Diluted-as reported	(2.18)	(0.44)	0.20

Diluted-pro forma	(2.39)	(0.49)	0.14

The fair value of each option grant is estimated on the date of the grant. The per share weighted average fair value of stock options granted during 2005 and 2004 was $4.53 and $5.48, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 3.9% and 4.34%; dividend yield of 1.67%; expected volatility of 109% and 74%, and expected lives of seven (7) and six (6) years, respectively. There were no stock options granted in 2003. Because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single value of its options and may not be representative of the future stock price of the Company.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the first quarter of 2006.  Adoption of SFAS 123R is not expected to have any impact on our consolidated results of operations in 2006.

(j)	PENSION AND OTHER POSTRETIREMENT PLANS

The Company has a defined benefit pension plan covering substantially all of its Vermont based non-union employees. The benefits are based on years of service and the employee's compensation. The cost of this program is being funded currently.

We have deferred compensation agreements in the form of salary continuation plans that cover certain employees who have deferred compensation agreements as described in more detail in note 10. We measure the cost of our obligations based on actuarial estimates and recognize net periodic costs as employees render the necessary services to earn the deferred compensation benefits.

The Company also sponsors a defined postretirement benefit health care plan for certain early retirees and defined  postretirement benefit group life insurance plans for all Vermont based union and non-union employees. We measure the cost of our obligations based on actuarial estimates and recognize net periodic costs as employees render the services necessary to earn the postretirement benefits.

(k)	USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to use estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change are the estimated useful lives of property, plant and equipment, the deferred tax asset valuation allowance, actuarial assumptions affecting pension and other postretirement plan accounting and the allowance for doubtful accounts.

x

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

(l)	IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to estimated, undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

(m)	REVENUE RECOGNITION

Quarry

The granite we quarry is sold both to outside customers and used by our manufacturing group. Our quarry division recognizes revenue from sales of granite blocks to outside customers when the granite is shipped and invoiced  from the quarry. We provide a 5% discount for domestic customers if payment is made within 30 days of purchase, except in the case of December terms described below. Sales to foreign customers are typically secured by a letter of credit.

At our Barre, Vermont quarries, we allow customers to purchase granite blocks and request that we store the blocks for them. Many of our customers do not have adequate storage space at their facilities and want to ensure an adequate supply of blocks, especially when the Barre quarries are closed from mid-December through mid-March because of weather. Our quarry division recognizes revenue from blocks purchased when the customer selects and identifies the block at the quarry site and the customer requests the block be stored, when they have significant business reasons to do so. At that time, the block is removed from inventory; the customer's name is printed on the block, and title and risk of ownership passes to the buyer. The customer is invoiced and normal payment terms apply, except in the case of December terms described below. Granite blocks owned by customers remain on our property for varying periods of time after title passes. We retain a delivery obligation using our trucks. However, we consider the earnings process substantially complete because the cost of delivery service is inconsequential (less than 3%) in relation to the selling price. Further, under industry terms of trade, title passes and the payment obligation is established when the block is identified at the quarry.

Each December, we offer special payment terms to our Barre quarries' customers. As noted above, from approximately mid-December to approximately mid-March, our Barre quarries are closed due to weather. During this time, customers' manufacturing plants remain open, and many prefer to ensure they own blocks of a size and quality selected by them prior to the quarries' closure. All blocks purchased in December are invoiced on or about December 31 and, at that time, the blocks are removed from inventory, the customer's name is printed on the blocks, and title and risk of ownership passes to the buyer. Payment terms are one-third of the invoice amount on January 15, one-third on February 15, and one-third on March 15. The program provides essentially the normal 30-day payment terms during the months when the Barre quarries are closed notwithstanding the customer purchases a three-month supply in December and makes payments over 90 days. Customers need not use these special December terms and may buy from inventory during the closure period on a first-come, first-served basis with the normal 30-day payment terms.

Manufacturing

Rock of Ages does not record a sale at the time granite is transferred to the manufacturing division from our quarries. We record revenue and gross profit related to internally transferred granite only after the granite is manufactured into a finished product and sold to an outside customer. Manufacturing revenues related to outside customers are recorded when the finished product is shipped from our facilities or set in the cemetery, or other location, if we are responsible for the setting. Manufacturing revenues related to internally transferred finished products to our owned retail outlets are recorded when ultimately sold at retail to an outside customer.

Retail

Retail revenues are recorded when the finished monument is placed in the cemetery. In certain instances, we may enter into an agreement with a customer, which provides for extended payment terms, generally up to two years from either the date of setting the memorial or, in certain instances, upon the settlement of an estate.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

Cemeteries

On December 17, 2003, we sold substantially all of the assets of our cemetery division (see note 17) and the operating results are reflected in discontinued operations for that year.

The cemetery division recorded revenues on its products and services primarily when the product was delivered or the service was performed. However, pre-need sales of cemetery lots were recognized as revenue when 20% of the total purchase price of the lot had been received from the customer. The cemetery division's recognition of revenue from pre-need sales of cemetery services and merchandise was deferred until the period in which the service or merchandise was delivered.

(n)	NET INCOME (LOSS) PER SHARE

Net income (loss) per share, or basic earnings (loss) per share, is computed by dividing earnings available for common shares by the weighted average number of common shares outstanding during each year. Net income per share - diluted, or diluted earnings per share, is computed by dividing earnings available for common shares by the weighted average number of common shares outstanding during each year, adjusted to include the additional number of common shares that would have been outstanding if the dilutive potential common shares under stock based compensation programs had been issued. Potential common shares are not included in the diluted earnings (losses) per share calculations where the effect of their inclusion would be antidilutive, such as in 2005 and 2004 when the Company incurred a net loss.

Options to purchase 320,000 shares of Class A common stock at exercises prices ranging from $5.98 to $12.38 per share were outstanding in 2003 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares during those years.

(o)	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of the following components, which are presented in the consolidated statements of stockholders' equity and comprehensive income (loss).

	Foreign Currency Translation	Minimum Pension Liability	Investments Available for Sale	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2002	$(756,020)	$(1,807,196)	$—	$(2,563,216)

Changes in 2003	1,436,010	212,845	—	1,648,855

Balance at December 31, 2003	$679,990	$(1,594,351)	$—	$(914,361)

Changes in 2004	699,100	(652,232)	—	46,868

Balance at December 31, 2004	$1,379,090	$(2,246,583)	$—	$(867,493)

Changes in 2005	349,406	(2,371,938)	172,000	(1,850,532)

Balance at December 31, 2005	$1,728,496	$(4,618,521)	$172,000	$(2,718,025)

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

(p)	INVESTMENTS

The Company has a 1/3-equity interest in VIKA Ltd., a Ukrainian closed stock company that owns rights to quarry stone known as "Galactic Blue" on certain property located in the Ukraine. This  investment is accounted for by the equity method

The Company owns common stock of a public company, representing an equity interest of less than 20%, where we do not exercise significant influence over the operating and financial policies of the investee. This investment is accounted for as available for sale in accordance with SFAS No. 115 and is carried at fair market value with unrecognized gain or loss recorded in Other Comprehensive Income (Loss).

(q)	ADVERTISING EXPENSES

Advertising costs are expensed as incurred. Advertising expenses were $1,018,000, $861,000 and $895,000 in 2005, 2004 and 2003, respectively.

(r)	WARRANTY

Our memorials are covered by a full perpetual or a limited perpetual warranty depending on the particular granite. The Company estimates probable warranty costs at the time revenue is recognized. The Company exercises judgment in determining its accrued warranty liability and considers factors that may affect warranty liability, including historical and anticipated rates of warranty claims. To date, warranty obligations have not been material and no liability has been accrued.

(s)	RECLASSIFICATIONS

Certain reclassifications have been made to prior periods as a result of current year presentation, with no effect on net income (loss).

(t)	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections – a replacement of APB No. 20, and FASB Statement No. 3 ("SFAS 154"). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for fiscal years beginning after December 15, 2005 and is required to be adopted by us in the first quarter of 2006, beginning on January 1, 2006. Adoption of SFAS 154 is not expected to have any impact on our consolidated results of operations in 2006.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

(2)	RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements for the years ended December 31, 2004 and 2003. The restatement reflects adjustments in the statements of operations related to the classification of shipping and handling costs in order to be compliant with Emerging Issues Task Force ("EITF") consensus No. 00-10, "Accounting for Shipping and Handling Fees and Costs" in its quarry and manufacturing segments. The Company's prior method of accounting for certain shipping and handling costs to deliver products to its customers' designated location was to include these costs as a deduction from net revenues. Such costs are now included in cost of sales. The impact of the restatement was to increase net sales and cost of sales by $6.0 million and $6.3 million in 2004 and 2003, respectively. The restatement had no impact on total gross profit, income from continuing operations, net income or earnings per share for any of the periods restated. See note 13 for the restated unaudited quarterly information.

	December 31, 2004		December 31, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Quarry Net Revenue	$29,926,649	$35,831,556	$28,380,824	$34,598,088
Manufacturing Net Revenue	$20,865,252	$20,947,329	$20,372,917	$20,448,521

(3)	OPERATING MATTERS AND LIQUIDITY

During 2005 and 2004, the Company incurred net losses of $16.1 million and $3.2 million, respectively, contributing to the accumulated deficit at December 31, 2005 of $21.4 million. Cash flows used in operating activities amounted to $5.7 million  in 2005  and, when combined with cash needs for capital additions and other investing activities, resulted in a reduction in cash and cash equivalents of $1.5 million  and an increase in borrowed funds of $9.0 million during the year.

The Company took certain steps in the second half of 2005 to address this situation, principally in our retail business segment. These steps included productivity improvements in the sales force allowing for reductions in managerial staffing. In addition, certain stores have been closed or sold. These changes had a minimal benefit on the results of operations in 2005 but are expected to result in a significant reduction in the selling, general and administrative expenses, and future cash requirements, of this segment in 2006 and beyond.

The operating results in 2005 caused the Company to be in violation of certain covenants of its credit facility. All such violations were subsequently waived and the credit facility has been amended to adjust the covenants to a level that management believes the Company will be able to comply throughout 2006 (see note 7).

Based on the operational changes made in the retail business segment noted above and the amendments to the credit facility covenants, management believes that it will be able to generate sufficient cash flows from operations and will be able to access funds from its credit facility in 2006 so as to meet all of its liquidity needs during the year.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

(4)	GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Goodwill and identified intangible assets consist of the following at December 31, 2005 and 2004:

	ESTIMATED USEFUL LIFE	2005	2004

Goodwill	Indefinite	$387,156	$163,492

Customer list-Rockwell purchase	10 Years	$310,000	$—
Less accumulated amortization		(27,125)	—

Total customer list		282,875	—

Covenants not to compete	5-11 Years	1,057,223	1,057,223
Less accumulated amortization		(741,596)	(668,789)

Total covenants not to compete		315,627	388,434

Total other identified intangible assets		$598,502	$388,434

Amortization expense was $99,932 in 2005, $49,572 in 2004 and $136,344 in 2003.

Estimated future amortization expense related to identified intangible assets is as follows:

Year	(in thousands)

2006	101
2007	100
2008	100
2009	85
2010	85

In the third quarter of 2005, we performed our annual assessment of goodwill for the retail unit. We calculated the fair value of the retail unit based on estimated expected discounted future cash flows using the Company's weighted average cost of capital. We concluded that the retail unit could not support the goodwill booked in the last two acquisitions and therefore wrote off the retail goodwill of $318,000 in the third quarter of 2005. With the acquisition of the Rockwell quarry in February 2005, we recorded goodwill in our quarry segment of $387,000. This will be initially evaluated for impairment in 2006.

(5)	INVENTORIES

Inventories consist of the following at December 31, 2005 and 2004:

	2005	2004

Raw materials	$12,989,151	$12,485,229
Work-in-process	1,441,611	1,247,148
Finished goods and supplies	10,047,456	10,125,851

	$24,478,218	$23,858,228

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

(6)	COMMITMENTS AND CONTINGENCIES

Leases

The Company has several non-cancelable operating leases for land, vehicles and office space. Rental expense for all operating leases was $1,203,993, $1,101,453 and $1,263, 979 during 2005, 2004 and 2003, respectively. Rental expense includes amounts for related party operating leases of $280,384, $298,265 and $356,817 in 2005, 2004 and 2003, respectively. Related party operating leases are real property leases in which the lessor is a former owner of a retail business which has been acquired by the Company.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Year Ending December 31	Related Party	Other
2006	$176,253	$722,136
2007	176,253	529,942
2008	110,552	238,439
2009	29,867	153,980
2010	18,667	69,380
Thereafter	—	133,000

	$511,592	$1,846,877

The Company also is the lessor of various parcels of lands. The leases expire at various times through 2027. Rental income was $62,860, $65,704 and $47,962 in 2005, 2004 and 2003, respectively. Future minimum rentals to be received under non-cancelable leases are as follows:

Year Ending December 31

2006	$64,510
2007	37,165
2008	33,281
2009	11,320
2010	11,320
Thereafter	144,199

$301,795

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

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

The Supply Agreement with Adams Granite was amended on January 1, 2004 and reduced the minimum order obligation to $2,250,000 per year, plus or minus 10%. The minimum order for each year will be measured separately and any variance in one year will not be added to or subtracted from the minimum order obligation in any subsequent year. The remedy for placing less than the minimum order remains the same. Each year since 2004 the Company has met or exceeded the minimum purchase commitment.

In July 2005, a purchase agreement was entered into with Memory Medallion Inc. (MMI). The agreement with MMI was initially an exclusive distribution agreement in which the Company had agreed to buy $1,100,000 of memory medallions over two years with quarterly payments of $137,500 which began on August 1, 2005. Subsequent to year-end, the agreement was amended to grant the Company non-exclusive rights to market the medallions and discontinue the purchase obligation.

Litigation

The Company is party to legal proceedings that arise from time to time in the ordinary course of its business. While the outcome of these proceedings cannot be predicted with certainty, management based on its discussions with legal counsel, does not expect these matters to have a material adverse effect on the Company.

In April 2001, our former distributor outside the United States, Eurimex S.A. (now known as Granite Stone Business International S.a.r.l.), initiated an arbitration proceeding against us in connection with our termination of the distribution agreement for our Salisbury Pink granite. Eurimex also claimed damages in connection with a distribution agreement for our Bethel White granite, which agreement expired by its terms in 1998. Pursuant to those agreements, the arbitration took place under the ICC rules.

On June 10, 2004, the three-member ICC arbitral tribunal awarded Granite Stone Business International approximately $5.4 million in damages, plus interest on the award of $1.1 million. The award was made on the claim we had wrongfully terminated the Salisbury Pink distribution agreement. The tribunal ruled in our favor on the other four claims brought against us in the arbitration. We recorded a charge of $6.5 million for the adverse judgment in 2004. In 2003 we incurred legal expenses of $2.4 million related to this litigation.

As previously disclosed, Kurtz Monument Company filed a complaint against Rock of Ages in 2003 alleging we breached certain terms of a sealed settlement agreement by engaging in conduct constituting commercial disparagement. We believe this action by Kurtz Monument Company was completely without merit and we denied liability and that any commercial disparagement took place. Nevertheless, in order to avoid further distraction of management in connection with the case and ongoing costs of litigation, we settled the case for a small dollar amount, which represented our estimate of the cost to take the case to trial. As part of the settlement, each party released the other and its affiliated persons from all claims of any kind arising though the date of the mutual release agreement, including those that were the subject of the litigation.

(7)	LINES OF CREDIT

We have a credit facility with The CIT Group — Business Credit and Chittenden Trust Company (the "Lenders") that consists of an acquisition term loan line of credit of up to $30 million and a revolving credit facility of up to another $20 million based on eligible accounts receivable, inventory and certain fixed assets. The credit facility expires in October 2007. Amounts outstanding were $10,499,379 and $21,815,193 as of December 31, 2005 and $7,287,278 and $16,000,000 as of December 31, 2004, on the revolving credit facility and the term loan line of credit, respectively. The weighted average interest rate was 5.12%, 3.46% and 3.3% on the revolving credit facility in 2005, 2004 and 2003, respectively. Pursuant to the Further Amendment (defined below), the Lenders have placed a reserve of $2 million against availability under the revolving credit facility with the Lenders retaining the right to over advance at their discretion. The Lenders also agreed to transfer $6.2 million of the revolving loan balance to term debt, as that amount was expended for acquisitions and new store openings which qualify under the term credit facility.  In addition, $3.5 million of the proceeds from the sale of our investment in FFS Holdings, Inc. (see note 12) was credited to term debt. The credit facility loan agreement places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, make capital expenditures, repurchase stock and make investments or guarantees.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

The credit facility agreement also contains certain covenants for a minimum Operating Cash Flow to Debt Service Ratio (the Ratio) and a limit on the Total Liabilities to Net Worth Ratio of the Company. Initially, the facility required the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA) less taxes and capital expenditures to the sum of interest and scheduled debt repayments be at least 1.25 for any trailing twelve-month period at the end of a quarter. As a result of significant Eurimex arbitration expenses, and operating losses in 2004 and 2005, we have been in violation of this covenant and have received waivers and amendments of these covenants from our lenders. On August 10, 2005, we signed an amendment to the credit facility (the Amendment) which reduced the Ratio for a period of time, increased the interest rates on the outstanding balances on both the term loans and revolving credit facility by 25 basis points and contained other provisions. The interest rate will be automatically reduced by 25 basis points if and when we deliver audited financial statements to our Lenders showing that the Ratio for the trailing 12 months ending December 31, 2006 is at least 1.25 to 1. As of October 1, 2005, we were in violation of the amended Ratio as set forth in the Amendment primarily as a result of operating results. On November 15, 2005, the Company received and executed a further amendment to the Ratio allowing us to be in compliance with our credit facility at October 1, 2005 (the Further Amendment).  In the Further Amendment, the Company and its lenders agreed to adjust the required covenant levels for the balance of 2005 and 2006.  The Company was in compliance with those adjusted covenants at December 31, 2005 and believes it is probable that it will be in compliance with those adjusted covenants throughout 2006. The Further Amendment also limits annual capital expenses to $3 million beginning in 2006, and prohibits the Company from paying dividends without the prior consent of the lenders. The Company believes it is unlikely that it will receive bank consent to pay dividends in 2006. The Further Amendment also increased the interest rates on the outstanding balances of the term loans and the revolving credit facility by a further 25 basis points until June 30, 2006, at which time the interest rate will be reduced by 25 basis points so long as the Company is not in default of the credit facility. Finally, our lenders imposed a fee of $30,000 in connection with the Further Amendment.

The Company's Canadian subsidiary also has a line of credit agreement with a lending institution that is renewable annually. Under the terms of this agreement, a maximum of approximately $4,000,000 CDN may be advanced based on percentages of eligible accounts receivable, eligible inventory, and tangible fixed assets. The line of credit agreement will be reviewed at least annually for any revisions to the agreement, bears interest at the U.S. prime rate, and is secured by substantially all assets of the subsidiary. There were no amounts outstanding as of December 31, 2005 and 2004.

(8)	LONG-TERM DEBT

Long-term debt at December 31, 2005 and 2004 consists of the following:

	2005	2004

Term loan, interest at 6.94% and 3.91% at December 31, 2005 and 2004, respectively (see note 7), due October 2007, secured by substantially all assets of the Company	$12,500,000	$12,500,000
Term loan, interest at 6.94% and 3.93% at December 31, 2005 and 2004, respectively (see note 7), due October 2007, secured by substantially all assets of the Company	9,055,371	3,500,000
Term loan, interest at 7.75% at December 31, 2005 (see note 7), due October 2007, secured by substantially all assets of the Company	259,822	—
Note payable - Plante, interest at 8%, payable in monthly payments of $2,593 beginning February 2001, unsecured, due January 2021	271,330	280,343
Note payable - GMAC, interest at 1.9%, payable in monthly payments of $1,052, due July 2007, secured by equipment	19,617	30,450
Other notes payable	—	13,972

	22,106,140	16,324,765
Less current installments	661,400	35,612

Long-term debt, excluding current installments	$21,444,740	$16,289,153

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

Scheduled maturities of the December 31, 2005 long-term debt are as follows:

Year Ending December 31

2006	$661,400
2007	21,193,744
2008	11,450
2009	12,400
2010	13,429
Thereafter	213,717

$22,106,140

 SFAS No. 107, Disclosures About the Fair Value of Financial Instruments, requires disclosure of information about the fair value of certain financial instruments for which it is practicable to estimate that value. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation. Management has determined the carrying values of its borrowings under the line of credit and long-term debt approximate fair value at December 31, 2005 and 2004.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

(9)	INCOME TAXES

Income (loss) from continuing operations before provision (benefit) for income taxes, classified by source, for the years ended December 31, 2005, 2004 and 2003 was as follows:

	2005	2004	2003

U.S.	$(10,103,186)	$(5,739,945)	$716,670
Foreign	1,570,711	1,729,924	970,453

Income (loss) from continuing operations before provision (benefit) for income taxes	$(8,532,475)	$(4,010,021)	$1,687,123

A summary of the significant components of the provision (benefit) for income taxes for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003

Current:
Federal	$(353,364)	$26,040	$(70,598)
State	1,575	1,325	123,750
Foreign	474,683	550,007	252,046

	122,894	577,372	305,198

Deferred:
Federal	4,937,126	(1,331,249)	(112,887)
State	2,510,606	(23,037)	329,324
Foreign	39,954	(76,720)	56,184

	7,487,686	(1,431,006)	272,621

Total provision (benefit) for income taxes from continuing operations	$7,610,580	$(853,634)	$577,819

Income taxes included in discontinued operations:
Current	—	(138,211)	(151,105)
Deferred	—	122,000	914,526

	—	(16,211)	763,421

Income taxes included in other comprehensive income (loss) for pensions	—	(258,087)	71,694

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

 A reconciliation of differences between the statutory U.S. federal income tax rate on income (loss)  from continuing   operations before provision (benefit) for income taxes, discontinued operations and the Company's effective tax rate follows:

	2005		2004		2003

U.S. statutory rate	(34.0%	)	(34.0%	)	34.0%
State taxes, net of federal benefit	(19.4%	)	—		17.7%
Change in valuation allowance	129.9%		9.8%		(30.2%	)
Incremental U.S. tax on foreign earnings	—		—		17.0%
Canadian repatriation	4.9%		—		—
Other, primarily tax depletion	7.8%		2.9%		(4.3%	)

Effective tax rate	89.2%		(21.3%	)	34.2%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below:

	2005	2004

Deferred tax assets:
Accrued pension, accrued postretirement benefit cost and deferred compensation	$3,117,000	$2,242,000
Allowance for doubtful accounts	283,000	243,000
Accrued expenses	55,000	331,000
Inventories, principally due to additional costs inventoried for tax purposes pursuant to the Tax Reform Act of 1986	416,000	397,000
Deferred revenue	24,000	64,000
Names and reputations	2,851,000	3,186,000
Alternative minimum tax credits	3,279,000	3,417,000
Foreign tax credits	912,000	—
Charitable contribution limitation	66,000	50,000
State net operating loss carryforward	1,609,000	1,114,000
Federal net operating loss carryforward	3,268,000	1,361,000
Fixed assets	65,000	—

Total gross deferred tax assets	15,945,000	12,405,000
Less valuation allowance	(15,605,000)	(4,522,748)

Total net deferred tax asset	340,000	7,882,252

Deferred tax liabilities:
Quarry development	(310,000)	(326,000)
Other liabilities	(30,000)	(7,000)
Property and equipment	(70,434)	(132,000)

Total gross deferred tax liabilities	(410,434)	(465,000)

Net deferred tax asset (liability)	$(70,434)	$7,417,252

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

Deferred tax assets include significant alternative minimum tax credit carry-forwards, which have been fully reserved and may be carried forward indefinitely. Utilization of these alternative minimum tax credits is limited to future federal income tax in excess of the alternative minimum tax. Deferred tax assets also include state net operating loss carryforwards, which have been fully reserved due to uncertainties regarding sufficient future state taxable income to utilize carryovers.

At December 31, 2004, management believed it was more likely than not that the results of future operations would generate sufficient taxable income to realize the net deferred tax assets including a federal net operating loss carryover of $3,268,000. At the end of the second quarter of 2005, based on the recent levels of historical taxable income and projections for future taxable income, the Company believed it was not more likely than not that it would generate the required taxable income to fully realize the benefit of the net U.S. deferred tax assets.  As such, we adjusted our valuation allowance against the deferred tax assets to fully reserve for the entire net U.S. deferred tax asset which resulted in a charge to tax expense of $9,194,000 in the second quarter of 2005. At the end of the year, we reached a similar conclusion, therefore we have continued to fully reserve for the entire net U.S. deferred tax asset. We will continue to assess the valuation allowance on a regular basis and may reduce the valuation allowance if and/or when the Company has taxable income from its U.S. operations. The valuation allowance was increased by $11,422,000 in 2005.  The net deferred tax liability of $70,434 is related to temporary differences on the depreciation of property and equipment utilized by Rock of Ages Canada.

As of December 31, 2005, the Company has U.S. federal net operating loss carryforwards of approximately $16,338,000, which will be available to offset future taxable income. If not used, these carryforwards will expire in 2024 and 2025.

Deferred taxes have, historically, not been provided on certain undistributed earnings of the Company's wholly owned Canadian subsidiary since the Company can control the distribution of such earnings and has determined such earnings will be reinvested indefinitely. Additional taxes could be due if these earnings were distributed. During 2005, the Company received a $2,128,623 cash distribution from the Canadian subsidiary. No incremental U.S. taxes were due on this distribution. The Company will elect, on its 2005 U.S. Corporation Income Tax Return, to take advantage of new section 965 of the Internal Revenue Code, enacted as part of the American Jobs Creation Act of 2004 (the "Jobs Act"). In general, section 965(a) provides, for one taxable year, an 85% dividends-received deduction with respect to certain cash dividends a company receives from its controlled foreign corporations. The Company will elect the 85% dividends-received deduction and, due to the loss position of the Company, the portion of the dividend not eligible for the deduction has no impact on the consolidated financial statements.

The Jobs Act also provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. Uncertainty remains as to how to interpret numerous provisions in the Jobs Act. At this time, the Company does not expect the net effect of the phase-out of the ETI and the phase-in of this new deduction to materially impact the effective tax rate.

(10)	PENSION AND OTHER BENEFITS

The Company sponsors a defined benefit pension plan covering substantially all of its Vermont based non-union employees. The benefits are based on years of service and the employee's compensation. The cost of this program is being funded currently.

The Company has salary continuation plans that cover certain employees. Costs of its obligations are based on actuarial estimates. The net periodic costs are recognized as employees render the necessary services to earn the deferred compensation benefits. In prior years the Company reported both the salary continuation plan and key employee deferred salary agreements in the column labeled Deferred Compensation Benefits in the following tables.  In 2005, we determined that we had been accounting for the key employee deferred salary agreements incorrectly. The agreements had been accounted for as a pension plan under SFAS No. 87, Employers' Accounting for Pensions since 2002. After careful consideration of the plan and its operation, we concluded that it should have been accounted for as a defined contribution plan. The effect on prior periods was immaterial. The tables below have been adjusted to reflect this correction.

The Company also sponsors a defined postretirement benefit health care plan for certain early retirees and defined postretirement benefit group life insurance plans for all Vermont based union and non-union employees. The Company measures the cost of its obligation based on actuarial estimates. The net periodic costs are recognized as employees render the services necessary to earn the postretirement benefits.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

The Company uses a measurement date of December 31 for substantially all the pension, deferred compensation and postretirement benefit plans.

	NON-UNION PENSION BENEFITS		DEFERRED COMPENSATION BENEFITS		OTHER BENEFITS

	2005	2004	2005	2004	2005	2004

CHANGE IN PROJECTED BENEFIT OBLIGATION:
Projected benefit obligation at beginning of year	$23,085,786	$20,732,991	$5,183,667	$4,944,599	$1,963,432	$1,804,735
Transfer of obligation	—	—	357,672	—	—	—
Service cost	491,475	626,009	13,962	28,897	16,778	22,237
Interest cost	1,349,241	1,278,827	302,114	302,555	121,706	112,139
Actuarial loss	1,850,098	1,594,451	567,672	253,876	308,911	186,327
Benefits paid	(1,087,409)	(1,146,492)	(381,552)	(346,260)	(152,306)	(162,006)

Projected benefit obligation at end of year	$25,689,191	$23,085,786	$6,043,535	$5,183,667	$2,258,521	$1,963,432

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$18,356,487	$16,934,845	$—	$—	$—	$—
Actual return on plan assets	964,802	1,768,911	—	—	—	—
Employer contribution	945,000	799,223	381,552	346,260	152,306	162,006
Expenses	(53,489)	—	—	—	—	—
Benefits paid	(1,087,409)	(1,146,492)	(381,552)	(346,260)	(152,306)	(162,006)

Fair value of plan assets at end of year	$19,125,391	$18,356,487	$—	$—	$—	$—

Funded status	$(6,563,801)	$(4,729,299)	$(6,043,535)	$(5,183,667)	$(2,258,521)	$(1,963,432)
Unrecognized net actuarial loss	6,634,473	4,461,380	1,864,729	1,346,816	699,130	516,600
Unrecognized prior service cost	548,417	688,940	25,769	50,032	87,354	—
Unrecognized transition obligation	—	—	—	—	505,086	568,222

Net amount recognized	$619,089	$421,021	$(4,153,037)	$(3,786,819)	$(966,951)	$(878,610)

Amounts recognized in the consolidated balance sheet consists of:
Prepaid (Accrued) benefit liability	$(3,549,492)	$(1,993,294)	$(6,042,187)	$(5,176,830)	$(966,951)	$(878,610)
Intangible asset	548,417	688,940	25,769	50,032	—	—
Accumulated other comprehensive loss	3,620,164	1,725,375	1,863,381	1,339,979	—	—

Net amount recognized	$619,089	$421,021	$(4,153,037)	$(3,786,819)	$(966,951)	$(878,610)

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
Discount rate	5.47%	5.79%	5.47%	5.79%	5.47%	5.79%
Expected return on plan assets	8.00%	8.00%	N/A	N/A	N/A	N/A
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%

For measurement purposes, a 12% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005, 9% for 2006, 6% for 2007 and 5% for 2008 and thereafter.

	NON-UNION PENSION BENEFITS			DEFERRED COMPENSATION BENEFITS			OTHER BENEFITS

	2005	2004	2003	2005	2004	2003	2005	2004	2003

COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$491,475	$626,009	$532,789	$13,962	$28,897	$50,009	$16,778	$22,237	$20,830
Interest cost	1,349,241	1,278,827	1,270,576	302,114	302,555	312,482	121,706	112,139	112,350
Expected return on plan assets	(1,454,628)	(1,360,607)	(1,211,762)	—	—	—	—	—	—
Amortization of prior service cost	140,523	140,523	140,523	24,263	24,263	30,347	7,218	—	—
Amortization of transition obligation	—	—	61,170	—	—	—	63,136	63,136	63,136

Recognized net actuarial loss	220,321	114,471	196,079	49,759	45,320	47,377	31,809	15,874	1,809
Net periodic benefit cost	$746,932	$799,223	$989,375	$390,098	$401,035	$440,215	$240,647	$213,386	$198,125

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

The Company has multiple postretirement benefit plans. The health care plan covers a closed group of retirees selected by the Company and benefits for all but two of the participants cease at age 65. The life insurance plan covers all Vermont based employees; non-union employee coverage is 50% of the group insurance coverage the employee had prior to retirement (but not more than $60,000) and union employee coverage is $6,000. The life insurance plan assumes a 3.0% rate of compensation increase for all years.

Assumed health care trends do not have a significant effect on the amounts reported for the health care plan.

The accumulated benefit obligation for the defined benefit pension plans (both the defined benefit pension plan and the defined post-retirement benefit health and life plans) was $24.9 million and $22.3 million at December 31, 2005 and 2004, respectively.

Plan Assets

The fair value of plan assets for the defined benefit pension plan as of December 31, 2005 and 2004 was $19.1 and $18.4 million, respectively. The following table sets forth the actual asset allocation for the U.S. plan assets:

	2005	2004	Target Range

Equities	52%	53%	50% - 70%
Fixed income	47%	43%	25% - 35%
Cash equivalents	1%	4%	0 - 5%

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

The Company determines its investment strategies based on the composition of the beneficiaries in its defined benefit plan and the relative time horizons that those beneficiaries receive payouts from the plan. In addition, the Company receives advice from the plan administrator regarding market conditions, which, taken together with the characteristics of the plan, result in the investment strategy.

To develop the Company's expected long-term rate of return assumption on plan assets, the Company uses long-term historical return information for the targeted asset mix. Adjustments are made to the expected long-term rate of return assumption when deemed necessary based upon revised expectations of future investment performance of the overall capital markets. The expected long-term rate of return assumption used in computing 2005 net periodic pension cost for the plan was 8.0 percent.

 ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

Contributions

The Company is not required to make a contribution to the defined benefit pension plan in 2006. However, we expect to contribute approximately $945,000 to this plan during 2006. Estimated future benefit payments are as follows:

	Non-Union Pension	Deferred Compensation	Postretirement
2006	$1,147,868	$573,384	$133,785
2007	1,157,630	562,021	136,265
2008	1,183,002	561,475	117,085
2009	1,190,231	519,616	121,896
2010	1,293,615	511,092	126,804
2011-2015	7,499,949	2,500,405	663,647

UNION PENSION BENEFITS

In July 1999, Vermont based union employees became participants in the Steelworkers Pension Trust. The Company contributes amounts as required by the union contract. The amounts recognized in the accompanying consolidated statements of operations were $495,231, $470,082 and $425,078 in 2005, 2004 and 2003, respectively.

DEFERRED COMPENSATION BENEFITS

In addition to the deferred compensation benefits under its salary continuation plan, the Company has deferred compensation agreements with certain employees including former stockholders of acquired companies. The present value of the future payments under these agreements was $358,999, $713,542 and $724,059 as of December 31, 2005, 2004 and 2003, respectively. Total annual payments of $439,197 begin and end at various dates through 2017. One of these agreements is partially paid through benefits paid by the Company into the defined pension plan; therefore, the payment amount changes annually based on actuarial estimates.

The Company's Canadian subsidiary has deferred compensation agreements with three former employees. The present value of the future payments under these agreements was $138,373 and $161,360 as of December 31, 2005 and 2004. Total annual payments of $30,040 begin and end at various dates through 2022.

401(k) BENEFITS

The Company maintains a 401(k) plan for all full-time, permanent, U.S. employees. Employees are eligible to join on the first day of the quarter following their first full year of service. The Company makes matching contributions equal to a percentage of the employee's deferrals. The Company's contributions to the 401(k) plan were $319,690, $185,257 and $195,201 in 2005, 2004 and 2003, respectively.

The Company's Canadian subsidiary sponsors a retirement plan for all of its salaried, non-union employees and contributes 8% of each participant's compensation to this plan. The investments in the account are self-directed by each participant with a range of investment options. Rock of Ages Canada may, at its discretion, make an additional annual contribution to a participant's account, up to a maximum aggregate amount of $16,500 CDN per year (including amounts previously contributed during the year). The Company's contributions to this plan were $173,319, $166,745 and $161,900 in 2005, 2004 and 2003, respectively.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

(11)	STOCK-BASED EMPLOYEE COMPENSATION

On June 22, 2005, the stockholders approved the Rock of Ages Corporation 2005 Stock Plan (the "2005 Plan"). The 2005 Plan permits awards of stock options (including both incentive stock options and nonqualified stock options) and restricted stock. A maximum of 550,000 shares of Class A common stock may be issued under the 2005 Plan. The 2005 Plan is administered by the Compensation Committee, which has the authority to determine the recipients of awards under the 2005 Plan and, subject to the 2005 Plan, the terms and conditions of such awards. The 2005 Plan replaces the Rock of Ages Corporation 1994 Stock Plan (the "1994 Plan") which expired in November 2004. Although grants made under the 1994 Plan prior to its expiration remain outstanding, no further grants may be made under the 1994 Plan.

Under the terms of the Amended and Restated 1994 Stock Plan, 1,500,000 options were reserved for issuance to key employees and directors to purchase equivalent shares of common stock. The options granted prior to 1999 have a five-year term and vest at 20% per year, options granted in 1999 and 2000 have a four-year term and vest at 25% per year, options granted in 2002 have a 10 year term and vest at 20% per year after the first year and options granted in 2004 and 2005 have terms from one to five years and vest at various rates from 20% to 100% per year.

In the fourth quarter of 2005, the Company accelerated the vesting of all unvested stock options previously awarded to officers, directors and employees. The primary purpose of accelerating the vesting of these options was to reduce the Company's future reported compensation expense upon the adoption of Statement of Financial Accounting Standards (SFAS) No. 123R, "Share Based Payment" in the first quarter of 2006. As a result, options to purchase approximately 333,600 shares of Class A common stock which would have been vested over the next 48 months became immediately exercisable. Restrictions were imposed on any shares received through the exercise of accelerated options that prevented the sale of any of these shares prior to the original vesting date of the option.

The following tables set forth stock option activity for the years ended December 31, 2005, 2004 and 2003 and information on outstanding and exercisable options at December 31, 2005:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE

Outstanding, December 31, 2002	534,165	$5.86

Granted	—	—
Exercised	(23,832)	(4.94)
Surrendered	—	—

Outstanding, December 31, 2003	510,333	$5.86

Granted	215,000	7.33
Exercised	(196,333)	(4.97)
Surrendered	(31,000)	(11.14)

Outstanding, December 31, 2004	498,000	$6.56

Granted	65,000	6.02
Exercised	(4,000)	(5.98)
Surrendered	(31,000)	(6.42)

Outstanding, December 31, 2005	528,000	$6.51
Exercisable, December 31, 2005	528,000	$6.51

Weighted average remaining contractual life	7.2 years

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

EXERCISE PRICE	NUMBER OF OPTIONS OUTSTANDING AND EXERCISABLE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE

$5.98	264,000	6.1 Years
$7.15	150,000	8.4 Years
$8.21	12,000	2.6 Years
$8.21	7,000	0.6 Years
$7.90	15,000	8.7 Years
$7.20	25,000	8.8 Years
$6.02	55,000	9.5 Years
	528,000

(12)	RELATED PARTY TRANSACTIONS

The Company is related through common ownership with several companies. Kurt M. Swenson, the Company's Chairman, President and Chief Executive Officer, and his brother Kevin C. Swenson, each own approximately 31% of Swenson Granite LLC. Certain other officers and directors of the Company collectively own approximately 9% of Swenson LLC. Kurt M. Swenson serves as a non-officer Chairman of the Board of Swenson LLC, but has no involvement with its day-to-day operations. Robert Pope, a holder of more than 5% of the Class B Common Stock, is the President and Chief Executive Officer, and including shares owned by his wife and children, owns 12% of Swenson LLC. Neither Kurt M. Swenson nor any other officer or director of the Company, receives salary, bonus, expenses or other compensation from Swenson LLC, except for any pro rata share of earnings attributable to their ownership interest in Swenson LLC. Swenson LLC owns two granite quarries, one in Concord, New Hampshire and another in Woodbury, Vermont. Both have been owned by Swenson LLC (or its predecessor Swenson Granite) for more than 40 years. Because of the proximity of the Woodbury quarry to Barre, Vermont, the Company provides, certain maintenance services and parts to the Woodbury quarry and is reimbursed for the cost of such services. The Company also purchases Concord blocks and other products from Swenson LLC at market prices. Swenson LLC also purchases granite blocks and slabs from the Company.

In 2002 we acquired a 1/3 equity interest in VIKA, Ltd., a Ukrainian closed joint stock company that owns the right to quarry certain stone known as "Galactic Blue" on certain property located in Zhytomir, Ukraine. We also acquired the exclusive right to purchase and re-sell the output of the Galactic Blue quarry.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

The transactions with related parties, included in the consolidated statements of operations, are as follows for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

Sales to Swenson	$10,051	$16,536	$40,795

Purchases from Swenson	18,074	30,939	59,709
Purchases from VIKA, Ltd.	282,332	317,202	21,293

Total purchases from related parties	300,406	348,141	81,002

 Amounts due from/(to) related parties as of December 31, 2005 and 2004 are as follows:

	2005	2004

Due from/(to) Swenson Granite Company, LLC	$3,730	$7,354
Due from Rock of Ages Asia	32,048	54,690
Due from VIKA, Ltd.	781,773	275,154

	$817,551	$337,198

In July 2004, the Company invested $3,500,000 in FFS Holdings, Inc. ("FFS") which was affiliated with, a former director of the Company,  and a holder of approximately 12.5% of the Class A common stock of the Company.  All of our shares in FFS were sold in September 2005 for $3,850,005.

Richard C. Kimball has been a director of the Company since 1986, and Vice Chairman since 1993. From 1993 to January 2001, he was Vice Chairman and Chief Operating Officer/Memorials Division of the Company and from January 2001 to December 2004, was Chief Strategic and Marketing Officer. Mr. Kimball retired as an employee of the Company on December 31, 2004 and currently serves as a consultant to the Company. He was paid $60,000 in 2005 and will be paid the same in 2006. His current term as a director will expire at the Company's 2006 Annual Meeting.

See note 6 for operating lease obligations with related parties.

(13)	UNAUDITED QUARTERLY SUMMARY INFORMATION

The following is a summary of unaudited quarterly summary information for the years ended December 31, 2005 and 2004 (in thousands, except per share data):

		NET REVENUES AS PREVIOUSLY REPORTED	NET REVENUES AS RESTATED -SEE NOTE 2	GROSS PROFIT	NET INCOME (LOSS)	NET INCOME (LOSS) PER SHARE	NET INCOME (LOSS) PER SHARE- ASSUMING DILUTION

2005 Quarters:
First		$10,471	$11,193	$1,151	$(6,954)	$(0.94)	$(0.94)
Second		27,682	28,678	12,117	(8,144)	(1.10)	(1.10)
Third		22,189	23,951	9,090	(1,718)	(0.23)	(0.23)
Fourth (1)		—	25,684	9,505	673	0.09	0.09

Total	$		$89,506	$31,863	$(16,143)	$(2.18)	$(2.18)

2004 Quarters:
First		$12,163	$12,872	$3,197	$(3,425)	$(0.47)	$(0.47)
Second		28,034	29,851	13,583	(1,050)	(0.14)	(0.14)
Third		23,455	25,050	11,151	1,331	0.18	0.18
Fourth		22,942	24,808	10,322	(77)	(0.01)	(0.01)

Total		$86,594	$92,581	$38,253	$(3,221)	$(0.44)	$(0.44)

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

NOTES:

The Company has historically experienced certain seasonal patterns, primarily due to weather conditions affecting operations in Vermont and Canada and the setting of memorials in cemeteries located in northern regions.

(1)

Net income for the fourth quarter of 2005 includes several infrequently occurring items which increased net income by $1,131,000. These included the reversal of $369,000 of accrued expenses associated with key employee deferred salary agreements as discussed in note 10, the gain on the sale of the FFS investment of $350,000, reversal of tax reserves of $212,000 no longer required due to the completion of an IRS audit of the 2003 tax year and the gain on the sale of four retail locations in New Jersey of $200,000.

(14)	COMMON STOCK

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

(15)	SEGMENT INFORMATION (IN THOUSANDS)

The Company is organized based on the products and services it offers. Under this organizational structure, the Company operates in three segments: quarrying, manufacturing and retailing.

The quarry segment extracts granite from the ground and sells it to both the manufacturing segment and to outside manufacturers, as well as to distributors in Europe and China. There was one quarry customer that represented approximately 11% of accounts receivable at December 31, 2005 and no customers that represented 10% of accounts receivable at December 31, 2004.

The manufacturing segment's principal product is granite memorials and mausoleums used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications.

The retail segment engraves and sells memorials and other granite products at various locations throughout the United States.

The other segment includes unallocated corporate overhead, the Eurimex adverse judgment and legal expenses, the impairment of the note receivable and the gain on the sale of investments.

Inter-segment revenues are accounted for as if the sales were to third parties.

The following tables present segment data as of or for the years ended December 31, 2005, 2004 and 2003:

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

2005	QUARRY	MANUFACTURING	RETAIL	CORPORATE	TOTAL

Total net revenues	$32,386	$33,721	$36,640	$—	$102,747
Inter-segment net revenues	3,053	10,188	—	—	13,241

Net revenues	29,333	23,533	36,640	—	89,506

Total gross profit	6,633	6,813	18,418	—	31,864
Inter-segment gross profit	638	43	(681)	—	—

Gross profit	5,995	6,770	19,099	—	31,864

Selling, general and administrative expenses	3,505	5,191	24,986	5,090	38,772
Gain on sale of investments	—	—	—	(350)	(350)
Foreign exchange loss	—	—	—	50	50

Income (loss) from operations	$2,490	$1,579	$(5,887)	$(4,790)	$(6,608)

2004 As restated – see note 2	QUARRY	MANUFACTURING	RETAIL	CORPORATE	TOTAL

Total net revenues	$38,748	$29,852	$35,802	$—	$104,402
Inter-segment net revenues	2,916	8,905	—	—	11,821

Net revenues	35,832	20,947	35,802	—	92,581

Total gross profit	13,190	5,390	19,673	—	38,253
Inter-segment gross profit	863	(182)	(681)	—	—

Gross profit	12,327	5,572	20,354	—	38,253

Selling, general and administrative expenses	3,556	4,002	21,828	5,087	34,473
Adverse judgment and legal expenses	—	—	—	6,500	6,500
Impairment of note receivable	—	—	—	400	400
Foreign exchange loss	—	—	—	69	69

Income (loss) from operations	$8,771	$1,570	$(1,474)	$(12,056)	$(3,189)

2003 As restated – see note 2	QUARRY	MANUFACTURING	RETAIL	CORPORATE	TOTAL

Total net revenues	$36,407	$29,750	$35,663	$—	$101,820
Inter-segment net revenues	1,809	9,301	—	—	11,110

Net revenues	34,598	20,449	35,663	—	90,710

Total gross profit	11,829	5,753	19,758	—	37,340
Inter-segment gross profit	651	(21)	(630)	—	—

Gross profit	11,178	5,774	20,388	—	37,340

Selling, general and administrative expenses	3,155	3,673	21,100	4,692	32,620
Adverse judgment and legal expenses	—	—	—	2,441	2,441
Foreign exchange loss	—	—	—	121	121

Income (loss) from operations	$8,023	$2,101	$(712)	$(7,254)	$2,158

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

Total Assets by Segment

2005	QUARRY	MANUFACTURING	RETAIL	CORPORATE	TOTAL

Total Assets	$43,287	$15,992	$27,752	$11,581	$98,612

2004	QUARRY	MANUFACTURING	RETAIL	CORPORATE	TOTAL

Total Assets	$40,511	$16,017	$27,822	$24,227	$108,577

Capital Expenditures, Amortization, Depletion and Depreciation by Segment
2005	QUARRY	MANUFACTURING	RETAIL	CORPORATE	TOTAL
Capital Expenditures	$1,282	$310	$1,730	$1,516	$4,838

Amortization, Depletion & Depreciation	1,509	1,134	1,479	417	4,539

2004	QUARRY	MANUFACTURING	RETAIL	CORPORATE	TOTAL
Capital Expenditures	$1,433	$1,686	$2,947	$641	$6,707

Amortization, Depletion & Depreciation	1,445	$1,001	871	303	3,620

2003	QUARRY	MANUFACTURING	RETAIL	CORPORATE	TOTAL
Capital Expenditures	$1,441	$1,008	$4,204	$1,082	$7,735

Amortization, Depletion & Depreciation	1,423	796	1,135	133	3,487

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

Net revenues by geographic area are as follows for the years ended December 31, 2005, 2004 and 2003:

	2005	2004 As Restated – See note 2	2003 As Restated – See note 2

Net revenues (1):
United States	$80,546	$83,383	$83,613
Canada	8,272	8,400	6,965
Ukraine	688	798	132

Total net revenues	$89,506	$92,581	$90,710

(1)	Net revenues are attributed to countries based on where product is produced.

Property, plant and equipment by geographic area are as follows as of December 31, 2005, 2004 and 2003:

	2005	2004	2003

Property, plant and equipment:
United States	$45,873	$42,495	$39,473
Canada	3,761	3,635	3,022

Total property, plant and equipment	$49,634	$46,130	$42,495

(16)	ACQUISITIONS

On February 15, 2005, the Company acquired substantially all of the assets of the Rockwell White granite quarry in Rowan County, North Carolina for $3.5 million, which was financed using the term loan. In connection with the purchase we assumed an operating lease for 14.129 acres for $70,000 per year through December 1, 2006 with a ten-year renewal option, which was exercised on March 18, 2005 and extends the lease to December 1, 2016. The lease also requires a payment to the lessor of $1.40 per cubic foot for all granite exceeding 40,000 cubic feet per year that is extracted by the lessee.

On February 14, 2005, the Company acquired substantially all of the assets of McColly Memorials, a memorial retailer with four locations in the Pittsburgh, Pennsylvania area for a purchase price of $625,000.

On August 4, 2004, the Company acquired a granite retailer in Tennessee. The aggregate purchase price was approximately $477,000. The acquisition was accounted for by the purchase method of accounting. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by management based on information available and assumptions as to future operations, which resulted in $163,000 of cost in excess of net assets acquired.

The supplemental pro-forma information for 2005, 2004 and 2003 has not been shown because it is not material.

(17)	ASSETS HELD FOR SALE AND ASSETS SOLD

In December 2003, the Company decided to sell the Autumn Rose quarry in Mill Creek, Oklahoma. This decision represented a disposal of long-lived assets under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, results of this quarry have been classified as discontinued operations and prior periods have been restated to reflect this reclassification. In November 2004, the Company completed the sale. The sales price for the quarry was $750,000, consisting of $150,000 in cash with the balance payable pursuant to the terms of a promissory note and a supply agreement, which provide for payment in industrial diamond segments and diamond wire used in the Company's operations. No material gain or loss was recognized on the completion of the transaction. For business reporting purposes, the Autumn Rose quarry was previously classified in the Quarry segment.

On December 17, 2003, the Company completed the sale of substantially all of the assets of Rock of Ages Kentucky Cemeteries, LLC. The Company continues to sell upright memorials in those cemeteries through its relationship with the buyer, Saber Management, LLC. The decision to sell this company represents a disposal of long-lived asset and disposal group under SFAS No. 144. Accordingly, results of this business have been classified as discontinued operations, and prior periods have been restated to reflect this reclassification. The sales price for the cemetery assets and properties was $6,750,000, consisting of $1,500,000 in cash with the balance payable by promissory note. The promissory note was paid in full on January 2, 2004. The Company reported a gain on the sale of the cemeteries in 2003 of $1,139,000, after taxes, which is included in discontinued operations in 2003.

Operating results from the Autumn Rose Quarry and Rock of Ages Kentucky Cemeteries, LLC for the years ended December 31, 2004 and 2003 were as follows (in thousands):

Autumn Rose Quarry	2004	2003
Net Sales	$41	$305
Gross Profit	(77)	(85)
Pretax income (loss)	(77)	(85)
Income tax (benefit) expense	(15)	(17)
Net income (loss)	(62)	(68)

Rock of Ages Kentucky Cemeteries, LLC
Net Sales	—	3,823
Gross Profit	—	1,262
Pretax income (loss)	—	(316)
Income tax (benefit) expense	—	(71)
Net income (loss)	—	(245)

The total income from discontinued operations for 2003 includes the Autumn Rose impairment loss of $488,000, the gain on the sale of the cemeteries of $1,139,000 and net operating losses from the Autumn Rose Quarry and the cemeteries. Discontinued operations also include interest expense of $201,000 for 2003.

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts and Reserves

 Years ended December 31, 2005, 2004 and 2003

(In Thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	DECREASE DUE TO DISPOSITIONS	CHARGED TO COSTS AND EXPENSES	DEDUCTIONS (1)	BALANCE AT END OF PERIOD

2005
Allowances for doubtful accounts	$1,022	(88)	783	540	1,177

2004
Allowances for doubtful accounts	$740	—	412	130	1,022

2003
Allowances for doubtful accounts	$1,046	—	655	961	740

(1) Deductions consist of accounts receivable written off as bad debts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCK OF AGES CORPORATION

By: /s/ Kurt M. Swenson Kurt M. Swenson President, Chief Executive Officer and Chairman of the Board of Directors

Date: April 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March xx, 2006.

SIGNATURE	TITLE

/s/Kurt M. Swenson	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Kurt M. Swenson

/s/ Nancy Rowden Brock	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Nancy Rowden Brock

/s/Richard C. Kimball	Director
Richard C. Kimball

/s/James L. Fox	Director
James L. Fox

/s/ Pamela G. Sheiffer	Director
Pamela G. Sheiffer

/s/Charles M. Waite	Director
Charles M. Waite

/s/Frederick E. Webster Jr.	Director
Frederick E. Webster Jr.

 51

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

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

10.3*	Rock of Ages 2005 Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on June 23, 2005)

10.4*

Employment Agreement of Kurt M. Swenson (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.5*

Employment Agreement of Rudolph R. Wrabel dated as of May 17, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 and filed with the Securities and Exchange Commission on May 14, 2004)

10.6*

Employment Agreement of Caryn Crump dated October 4, 2004 (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 31, 2005)

10.7*

Employment Agreement of Nancy Rowden Brock dated May 27, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on May 31, 2005)

10.8*

Employment Agreement of N. Daniel Ginsberg dated May 27, 2005 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on May 31, 2005)

10.9*

Letter Agreement re: Expense Reimbursement to Rudolph R. Wrabel dated May 3, 2004 (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 and filed with the Securities and Exchange Commission on May 14, 2004)

10.10

Consulting Agreement dated January 3, 2005 between Richard C. Kimball and the Company (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on January 4, 2005)

10.11

Retirement Agreement - Jon M. Gregory dated August 25, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 2005 and filed with the Securities and Exchange Commission on November 15, 2005)

10.12*

Summary of 2005 Compensation for Executive Officers and Non-Employee Directors (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 31, 2005.)

10.13*

Form of Salary Continuation Agreement (incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.14

Form of Collective Bargaining Agreement dated May 1, 2003 by and between Rock of Ages Corporation and the United Steelworkers of America, AFL-CIO-CLC on behalf of Amalgamated Local #4 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and filed with the Securities and Exchange Commission on August 13, 2003)

10.15

Form of Collective Bargaining Agreement dated April 28, 2003 by and between Rock of Ages Corporation-Quarries Division and the United Steelworkers of America, AFL-CIO-CLC on behalf of Amalgamated Local #4 (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and filed with the Securities and Exchange Commission on August 13, 2003)

10.16

Form of Collective Bargaining Agreement dated April 26, 2003 by and between Rock of Ages Corporation and the Granite Cutter's Association (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and filed with the Securities and Exchange Commission on November 13, 2003)

10.17

Form of Side Letter Agreement dated April 26, 2003 by and between the Granite Cutter's Association and Rock of Ages Corporation (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and filed with the Securities and Exchange Commission on November 13, 2003)

10.18

Credit Facility dated as of June 25, 1997 between Royal Bank of Canada and Rock of Ages Canada, Inc., Rock of Ages Quarries Inc. and Rock of Ages Canada Inc. (incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.19

Financing Agreement dated December 17, 1997 by and between The CIT Group/Business Credit, Inc., Rock of Ages Corporation, Royalty Granite Corporation, Carolina Quarries, Inc., Pennsylvania Granite Corp., Childs & Childs Granite Company, Inc., Southern Mausoleums, Inc. and Rock of Ages Memorials LLC (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and filed with the Securities and Exchange Commission on March 31, 1998)

10.20

Fifth Amendment to Financing Agreement dated as of October 25, 2002, by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarry, Inc., Pennsylvania Granite Corp., Keith Monument Company, LLC, Rock of Ages Memorials, Inc. and Sioux Falls Monument Co. (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and filed with the Securities and Exchange Commission on November 14, 2002)

10.21

Sixth Amendment to Financing Agreement dated as of November 11, 2003, by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarry, Inc., Pennsylvania Granite Corp., Keith Monument Company, LLC, Rock of Ages Memorials, Inc. and Sioux Falls Monument. Co. (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 30, 2004)

10.22

Seventh Amendment to Financing Agreement dated as of February 17, 2004, by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarry, Inc., Pennsylvania Granite Corp., Keith Monument Company, LLC, Rock of Ages Memorials, Inc. and Sioux Falls Monument Co. (incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission on March 30, 2004)

10.23

Eighth Amendment to Financing Agreement dated as of July 8, 2004, by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarry, Inc., Pennsylvania Granite Corporation, Rock of Ages Memorials, Inc. and Sioux Falls Monument Company. (incorporated herein by referenced to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004 and filed with the Securities and Exchange Commission on August 14, 2004)

10.24

Ninth Amendment to Financing Agreement dated as of December 31, 2004, by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarry, Inc., Pennsylvania Granite Corporation, Rock of Ages Memorials, Inc. and Sioux Falls Monument Company (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 1 and filed with the Securities and Exchange Commission on January 4, 2005)

10.25

Tenth Amendment and Waiver Letter to Financing Agreement dated as of August 9, 2005, by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Pennsylvania Granite Corporation, Rock of Ages Memorials, Inc., and Sioux Falls Monument Company (incorporate herein by reference to Exhibit 10.1 to  the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on August 10, 2005)

10.26

Eleventh Amendment to Financing Agreement dated as of November 15, 2005, by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Pennsylvania Granite Corporation, Rock of Ages Memorials, Inc.,  and Sioux Falls Monument Company (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on November 15, 2005)

10.27

Letter Agreement dated August 8, 2003 by and between Rock of Ages Corporation, CIT Business Credit and Fleet National Bank (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and filed with the Securities and Exchange Commission on August 13, 2003)

10.28

Letter Agreement dated November 11, 2003 by and between Rock of Ages Corporation, CIT Business Credit and Fleet National Bank (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and filed with the Securities and Exchange Commission on November 13, 2003)

10.29

Consent Agreement dated as of June 21, 2004 by and among Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarry, Inc., Pennsylvania Granite Corporation, Keith Monuments Company, LLC, Rock of Ages Memorials, Inc., Sioux Falls Monument Company and The CIT Group/Business Credit (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004 and filed with the Securities and Exchange Commission on August 16, 2004)

10.30

Assignment and Transfer Agreement dated as of July 9, 2004 by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarry, Inc., Pennsylvania Granite Corporation, Rock of Ages Memorials, Inc. and Sioux Falls Monument Company (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004 and filed with the Securities and Exchange Commission on August 16, 2004)

10.31

Waiver and Agreement dated as of August 10, 2004 by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarry, Inc., Pennsylvania Granite Corporation, Rock of Ages Memorials, Inc. and Sioux Falls Monument Company (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004 and filed with the Securities and Exchange Commission on August 16, 2004)

10.32

Waiver Letter dated March 21, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on March 22, 2005)

10.33	Waiver Letter dated May 12, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on May 13, 2005)

10.34

Supply Agreement dated as of September 7, 2000 by and between Keystone Memorials, Inc. and Rock of Ages Corporation (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on March 31, 2001)

10.35

Supply Agreement dated as of January 11, 2002 by and between Rock of Ages Corporation and Adams Granite Co., Inc. (incorporated herein by reference to exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and filed with the Securities and Exchange Commission on April 1, 2002)

10.36

Supply Agreement dated as of August 20, 2001 by and between Rock of Ages Corporation, Keystone Memorials, Inc. and IMEX International, Inc. (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and filed with the Securities and Exchange Commission on April 1, 2002)

10.37	Amendment to Supply Agreement dated as of January 1, 2004 by and between Rock of Ages Corporation and Adams Granite Co., Inc.

10.38

Promissory Note dated October 26, 2001 in the amount of $800,000 from Mize Acquisition, Inc. to Rock of Ages Corporation (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and filed with the Securities and Exchange Commission on April 1, 2002)

10.39

Promissory Note dated August 20, 2001 in the amount of $840,000 from Keystone Memorials, Inc. to Rock of Ages Corporation (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,2001 and filed with the Securities and Exchange Commission on April 1, 2002)

10.40

Promissory Note dated June 21, 2004 in the amount of $3,500,000 from Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarry, Inc., Pennsylvania Granite Corporation, Keith Monument Company, LLC, Rock of Ages Memorials, Inc., and Sioux Falls Monument Company to The CIT Group/Business Credit (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004 and filed with the Securities and Exchange Commission on August 16, 2004)

10.41

Amendment, Consent and Release and related exhibits dated November 9, 2004 by and between Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Autumn Rose Quarry, Inc., Carolina Quarries, Inc., Pennsylvania Granite Corporation, Keith Monument Company, LLC, Rock of Ages Memorials, Inc., Sioux Falls Monument Company and The CIT Group/Business Credit, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on November 10, 2004)

10.42

Asset Purchase Agreement dated July 28, 2003 by and between Rock of Ages Kentucky Cemeteries, LLC and Saber Management, LLC (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and filed with the Securities and Exchange Commission on August 13, 2003)

10.43

Asset Purchase Agreement and related exhibits dated February 15, 2005 by and between Carolina Quarries, Inc. Rockwell Granite Company and Granite Quarries USA, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.44

Asset Purchase Agreement and related exhibits dated February 16, 2005 by and between Rock of Ages Memorials, Inc., McColly Memorials, Inc., Shetler Memorials, Inc., Enterline Monuments, Inc., and Joseph Huber and Barbara Huber (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.45

Purchase and Sale Agreement and related exhibits dated November 9, 2004 by and between Rock of Ages Corporation, Autumn Rose Quarry, Inc., Imex International, Inc. and AR Quarry Acquisition LLC (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2004)

10.46

Assignment to Asset Purchase Agreement dated August 27, 2003 by and between Saber Management, LLC and Saber Management-Kentucky, LLC (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and filed with the Securities and Exchange Commission on November 13, 2003)

10.47

Extension Agreement dated September 30, 2003 by and between Rock of Ages Kentucky Cemeteries, LLC and Saber Management-Kentucky, LLC (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and filed with the Securities and Exchange Commission on November 13, 2003)

10.48

Mutual Release Agreement dated August 6, 2004 between Dyckerhoff AG, Granite Stone Business International S.a.r.l., formerly known as Eurimex S.A., and Rock of Ages Corporation (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004 and filed with the Securities and Exchange Commission on August 16, 2004)

10.49

Common Stock Purchase Agreement dated June 16, 2004 between CRGH, LLC and Rock of Ages Corporation (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004 and filed with the Securities and Exchange Commission on August 16, 2004)

11.	Statement re: computation of per share earnings (incorporated herein by reference to Note (1)(n) of the Company's consolidated financial statements (filed herewith))

16

Letter re: Change in Principal Accountants (incorporated herein by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on October 11, 2005)

18.

Letter re: Change in Accounting Principles (incorporated herein by reference to Exhibit 18 to the Company's Annual Report on Form 10-K and filed with the Securities and Exchange Commission on March 31, 2003)

21.	Subsidiaries of the Company

23.1	Report and Consent of KPMG LLP

23.2	Consent of Grant Thornton LLP

31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* This exhibit is a management contract or compensatory plan or arrangement.

Index

BUSINESS
RISK FACTORS
PROPERTIES
LEGAL PROCEEDINGS
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
SELECTED CONSOLIDATED FINANCIAL DATA
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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
EXHIBIT INDEX