Form 10-Q
period 2006-04-01
ROCK OF AGES CORP
filed 2006-05-16
CIK 84581

Click here to go to the INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

 As of May 10, 2006, 4,660,880 shares of Class A Common Stock, par value $0.01 per share, and  2,738,596 shares of Class B Common Stock, par value $0.01 per share, of Rock of Ages Corporation were outstanding.

ROCK OF AGES CORPORATION

INDEX

Form 10-Q for the Quarterly Period
Ended April 1, 2006

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2, contains statements that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates and projections about our business or expected events based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual events, results or outcomes may differ materially from what is expressed or forecasted in such forward-looking statements. All statements other than statements of historical fact could be deemed forward-looking statements, and may include projections of revenue, gross profit, expenses, earnings or losses from operations or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions may include the challenge of continuing to build and grow Rock of Ages' retail distribution systems through strategic alliances with other death care professionals, retail acquisitions, independent retailers and new store openings; uncertainties involving quarry yields and demand for Rock of Ages' dimension stone; changes in demand for the Company's products; product mix; the timing of customer orders and deliveries; the impact of competitive products and pricing; the success of the Company's branding program; difficulties encountered in the integration process of newly acquired businesses; weather conditions; and other risks and uncertainties described herein, including, but not limited to the items discussed in "Risk Factors" in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31,2005, and that are otherwise described from time to time in Rock of Ages' reports filed with the Securities and Exchange Commission.

 We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements

ROCK OF AGES CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in thousands)
(Unaudited)

	April 1,	December 31,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$1,837	$2,824
Trade receivables, net	12,604	14,720
Inventories	25,116	24,478
Other current assets	2,744	2,686

Total current assets	42,301	44,708

Property, plant and equipment, net	49,373	49,634
Cash surrender value of life insurance, net	731	731
Goodwill	387	387
Other intangibles, net	573	598
Debt issuance costs, net	126	147
Due from affiliates	840	814
Intangible pension asset	574	574
Long-term investments	692	728
Other	246	291

Total assets	$95,843	$98,612

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under line of credit	$12,257	$10,499
Current installments of long-term debt	662	661
Current installments of deferred compensation	472	469
Trade payables	1,905	2,006
Accrued expenses	3,172	3,443
Customer deposits	9,829	7,059

Total current liabilities	28,297	24,137

Long-term debt, excluding current installments	21,279	21,445
Deferred compensation	6,068	6,070
Accrued pension cost	3,742	3,550
Accrued postretirement benefit costs	990	967
Deferred tax liability	70	70
Other	1,045	897

Total liabilities	61,491	57,136

Commitments
Stockholders' equity:
Preferred stock - $.01 par value; 2,500,000 shares authorized
No shares issued or outstanding	—	—
Common Stock - Class A, $.01 par value; 30,000,000 shares authorized
4,660,800 shares issued and outstanding as of April 1, 2006 and December 31, 2005	47	47
Common Stock – Class B, $.01 par value; 15,000,000 shares authorized 2,738,596 shares issued and outstanding as of April 1, 2006 and December 31, 2005	27	27
Additional paid-in capital	65,551	65,551
Accumulated deficit	(28,479)	(21,431)
Accumulated other comprehensive loss	(2,794)	(2,718)

Total stockholders' equity	34,352	41,476

Total liabilities and stockholders' equity	$95,843	$98,612

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(Unaudited)

	Three Months Ended
	April 1, 2006	April 2, 2005 As Restated

Net revenues:
Quarry	$3,878	$4,275
Manufacturing	3,920	2,864
Retail	3,936	4,055

Total net revenues	11,734	11,194

Gross profit:
Quarry	(691)	(877)
Manufacturing	634	199
Retail	1,593	1,829

Total gross profit	1,536	1,151

Selling, general, and administrative expenses:
Quarry	870	894
Manufacturing	1,224	1,207
Retail	4,568	6,086
Corporate overhead	1,312	1,366

Total selling, general and administrative expenses	7,974	9,553

Loss from operations before interest and income taxes	(6,438)	(8,402)

Interest expense	645	317

Loss from operations before income taxes	(7,083)	(8,719)

Income tax benefit	(35)	(1,765)

Net loss	$(7,048)	(6,954)

Net loss per share – basic:	$(0.95)	$(0.94)

Net loss per share – diluted:	$(0.95)	$(0.94)

Weighted average number of common shares outstanding – basic	7,399	7,396
Weighted average number of common shares outstanding – diluted	7,399	7,396

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Three Months Ended
	April 1,	April 2,
	2006	2005

Cash flows from operating activities:
Net loss	$(7,048)	$(6,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	988	1,151
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	2,116	3,577
Due from related parties	(26)	(5)
Inventories	(638)	(2,198)
Other current assets	(58)	121
Other assets	45	46
Trade payables, accrued expenses and income taxes	(372)	(2,232)
Customer deposits	2,770	3,076
Deferred compensation and pension	216	341
Other liabilities	148	—

Net cash used in operating activities	(1,859)	(3,077)

Cash flows from investing activities:
Purchases of property, plant and equipment	(696)	(2,055)
Acquisitions, net of cash acquired	—	(4,118)

Net cash used in investing activities	(696)	(6,173)

Cash flows from financing activities:
Net borrowings under line of credit	1,758	4,333
Principal payments on long-term debt	(165)	(80)
Net borrowings on long-term debt	—	3,500
Stock options exercised	—	24
Dividends paid on common stock	—	(185)

Net cash provided by financing activities	1,593	7,592

Effect of exchange rate changes on cash	(25)	(85)

Net decrease in cash and cash equivalents	(987)	(1,743)

Cash and cash equivalents, beginning of period	2,824	4,298

Cash and cash equivalents, end of period	$1,837	$2,555

Supplemental cash flow information:
Cash paid during the period for:
Interest	$638	$315
Income taxes, net	$148	$351

Acquisitions:
Assets acquired	$—	$4,339
Liabilities assumed	—	(221)

Net cash paid for acquisitions	$—	$4,118

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K (SEC File No. 000-29464, filed April 17, 2006).

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

(2)	Restatement of Financial Statements

As previously reported in its 2005 Form 10-K, the Company has restated its consolidated financial statements for the quarter ended April 2, 2005. The restatement reflects adjustments in the statement of operations related to the classification of shipping and handling costs in its quarry and manufacturing segments in order to be compliant with Emerging Issues Task Force ("EITF") consensus No. 00-10, "Accounting for Shipping and Handling Fees and Costs." The Company's prior method of accounting for certain shipping and handling costs to deliver products to its customers' designated location was to include these costs as a deduction from net revenues. Such costs are now included in cost of sales. The impact of the restatement was to increase net sales and cost of sales by $723,000 in the first quarter of 2005. The restatement had no impact on total gross profit, income from continuing operations, net income or earnings per share for the quarter restated.

(3)	Stock-Based Compensation

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

The following tables set forth stock option activity for the periods ended April 1, 2006 and April 2, 2005 and information on outstanding and exercisable options at April 1, 2006:

	Three Months Ended
	April 1, 2006		April 2, 2005
	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE

Outstanding	528,000	$6.51	498,000	$6.56

Granted	—	—	—	—
Exercised	—	—	(4,000)	(5.98)
Surrendered	(30,000)	(5.98)	(15,000)	(6.87)

Outstanding at end of period	498,000	$6.54	479,000	$6.56

Exercisable at end of period	498,000		162,000

Weighted average remaining contractual life	7.0 years

EXERCISE PRICE	NUMBER OF OPTIONS OUTSTANDING AND EXERCISABLE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE

$5.98	234,000	5.9 Years
$7.15	150,000	8.2 Years
$8.21	12,000	2.3 Years
$8.21	7,000	0.3 Years
$7.90	15,000	8.4 Years
$7.20	25,000	8.6 Years
$6.02	55,000	9.3 Years

	498,000

At April 1, 2006, the closing price of the Company's stock was less than the exercise price of the outstanding options therefore, there was no aggregate intrinsic value of outstanding options. The intrinsic value of options exercised during the first quarter of 2005 was $3,680.

Options are granted at the previous day's closing price of the Company's stock at the date of grant. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The per share weighted average fair value of stock options granted throughout 2005 was $4.53 determined by using the following weighted average assumptions: risk-free interest rate of 3.9%; dividend yield of 1.67%; expected volatility of 109%,and expected lives of seven (7) years. The expected volatility was measured using a weighted average of historical daily price changes of the Company's stock over a period that we think most likely represents future price changes. The expected lives is the number of years that the Company estimates, based primarily on historical experience, that the options will be outstanding prior to exercise. There were no stock options granted in the first quarter of 2006. Because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single value of its options and may not be representative of the future stock price of the Company.

In the first quarter of 2006, the Company adopted the provisions of SFAS No. 123R, which replaces SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees." SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. The adoption of SFAS 123R on January 1, 2006 had no cumulative effect as of such date, nor any impact on the results of operations for the three months ended April 1, 2006.

If we had elected in 2005, to recognize compensation cost for all of the plans based upon the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS 123R, net loss and loss per share would have been as follows (in thousands, except per share data):

April 2,
2005

Net loss, as reported	$(6,954)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(117)

Net loss, pro forma	$(7,071)

Net loss per share, as reported	$(0.94)
Net loss per share, pro forma	(0.96)
Net loss per share - assuming dilution, as reported	(0.94)
Net loss per share - assuming dilution, pro forma	(0.96)

(4)	Inventories

Inventories consist of the following (in thousands):	April 1,	December 31,
	2006	2005

Raw materials	$11,672	$12,989
Work-in-process	1,902	1,442
Finished goods and supplies	11,542	10,047

	$25,116	$24,478

(5)	Earnings (Loss) Per Share

The following is a reconciliation of shares used in calculating basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended
	April 1,	April 2,
	2006	2005

Basic weighted average shares	7,399	7,396
Effect of dilutive stock options	—	—

Diluted weighted average shares	7,399	7,396

Options to purchase 498,000 and 479,000 shares of Class A common stock were outstanding at April 1, 2006 and April 2, 2005, respectively, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

(6) Segment Information

The Company is organized based on the products and services it offers. Under this organizational structure, the Company operates in three segments: quarry, manufacturing and retail.

The quarry segment extracts granite from the ground and sells it to both the manufacturing segment and to outside manufacturers, including customers in Europe and China.  There was one quarry customer that represented approximately 15% and 11% of accounts receivable at April 1, 2006 and December 31, 2005, respectively.

The manufacturing segment's principal products are granite memorials and mausoleums used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications.

The retail segment engraves and sells memorials and other granite products at various locations throughout the United States.

The other segment includes unallocated corporate overhead. The Company reports the salaries and benefits of its chief executive officer, chief financial officer, general counsel and other finance and administrative employees, and expenses that are not directly attributable to a particular segment as unallocated corporate overhead.

Inter-segment revenues are accounted for as if the sales were to third parties and then eliminated in consolidation.

The following is the unaudited segment information for the three-month periods ended April 1, 2006 and April 2, 2005 (as restated) (in thousands):

2006	Quarry	Manufacturing	Retail	Other	Total

Total net revenues	$4,350	$5,258	$3,936	$—	$13,544
Inter-segment net revenues	(472)	(1,338)	—	—	(1,810)

Net revenues	3,878	3,920	3,936	—	11,734

Total gross profit	(691)	651	1,576	—	1,536
Inter-segment gross profit	—	(17)	17	—	—

Gross profit	(691)	634	1,593	—	1,536

Selling, general and administrative expenses	870	1,224	4,568	1,312	7,974

Income (loss) from operations before interest and taxes	$(1,561)	$(590)	$(2,975)	$(1,312)	$(6,438)

2005	Quarry	Manufacturing	Retail	Other	Total

Total net revenues	$4,684	$4,473	$4,055	$—	$13,212
Inter-segment net revenues	(409)	(1,609)	—	—	(2,018)

Net revenues	4,275	2,864	4,055	—	11,194

Total gross profit	(873)	321	1,703	—	1,151
Inter-segment gross profit	(4)	(122)	126	—	—

Gross profit	(877)	199	1,829	—	1,151

Selling, general and administrative expenses	894	1,207	6,086	1,366	9,553

Income (loss) from operations before interest and taxes	$(1,771)	$(1,008)	$(4,257)	$(1,366)	$(8,402)

  Net revenues by geographic area are as follows (in thousands):

	Three Months Ended
	April 1,	April 2,
	2006	2005 (as restated)

Net revenues (1):
United States	$10,643	$10,028
Canada	1,007	1,016
Ukraine	84	150

Total net revenues	$11,734	$11,194

(1)	Net revenues are attributed to countries based on where product is produced.

Net property, plant and equipment by geographic area are as follows (in thousands):

	April 1,	December 31,
	2006	2005

United States	$45,817	$45,798
Canada	3,488	3,761
Luxembourg	68	75

	$49,373	$49,634

(7)	Comprehensive Income (Loss)

Other comprehensive income (loss) consists of the following components (in thousands):

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Investments Available for Sale	Accumulated Other Comprehensive Loss

Balance at December 31, 2005	$1,728	$(4,618)	$172	$(2,718)
Changes in 2006	(42)	—	(34)	(76)

Balance at April 1, 2006	$1,686	$(4,618)	$138	$(2,794)

Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended
	April 1,	April 2,
	2006	2005

Net loss	$(7,048)	$(6,954)
Other comprehensive income (loss):
Foreign currency translation adjustment	(42)	(139)
Investments Available for Sale	(34)	—

Comprehensive loss	$(7,124)	$(7,093)

(8)	Components of Net Periodic Benefit Cost

Components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended

	NON-UNION PENSION BENEFITS		DEFERRED COMPENSATION BENEFITS		OTHER POST EMPLOYMENT BENEFITS

	April 1,	April 2,	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005	2006	2005

Service cost	$138	$182	$—	$3	$6	$4
Interest cost	344	326	78	76	29	30
Expected return on plan assets	(381)	(356)	—	—	—	—
Amortization of prior service costs	35	35	28	19	24	26
Amortization of net (gain) loss	78	49	—	—	—	—

Net periodic benefit cost	$214	$236	$106	$98	$59	$60

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2005, it expected to contribute $945,000 to the defined benefit pension plan during 2006. As of April 1, 2006, no contribution had been made but the Company still plans on contributing $945,000 to the plan in 2006.

(9)	Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections – a replacement of APB No. 20, and FASB Statement No. 3 ("SFAS 154"). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for fiscal years beginning after December 15, 2005 and was adopted by us in the first quarter of 2006, beginning on January 1, 2006. Adoption of SFAS 154 did not have any impact on our consolidated results of operations in 2006.

(10)	Credit Facility

We have a credit facility with The CIT Group – Business Credit and Chittenden Trust Company (the “Lenders”) that consists of an acquisition term loan line of credit of up to $30 million and a revolving credit facility of up to another $20 million based on eligible accounts receivable, inventory and certain fixed assets. The credit facility expires in October 2007. As of April 1, 2006, we had $21.7 million outstanding and $8.3 million available under the term loan line of credit and $12.3 million outstanding and $7.7 million available under the revolving credit facility. The Lenders have placed a reserve of $2 million against availability under the revolving credit facility with the Lenders retaining the right to over advance at their discretion. The agreement contains certain covenants for a minimum Operating Cash Flow to Debt Service Ratio and a limit on the Total Liabilities to Net Worth Ratio of the Company.

The facility requires the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA) less taxes and capital expenditures to the sum of interest and scheduled debt repayments be at least 1.25 for any trailing twelve-month period at the end of a quarter. Primarily as a result of significant Eurimex arbitration expenses and operating losses in 2004 and 2005, the Company has been in violation of this covenant and has received waivers and amendments of these covenants from our lenders, which adjust the required covenant levels for the balance of 2006. The Company was in compliance with those adjusted covenants at April 1, 2006 and believes it is probable that it will be in compliance with those adjusted covenants throughout 2006.

The facility also requires that the ratio of the Company's total liabilities to net worth not exceed 2.0. As of April 1, 2006, the Company was in compliance with this covenant as our total liabilities to net worth ratio was 1.79.

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

In February 2005, we acquired the land and equipment comprising the Rockwell White quarry in Rockwell, North Carolina for a purchase price of $3.5 million. The acquisition was accounted for by the purchase method of accounting. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by management based on information currently available and on current assumptions as to future operations, which has resulted in $387,000 of costs allocated to goodwill.

(12)	Valuation Allowance for Deferred Taxes Asset

At April 2, 2005, management believed it was more likely than not that the results of future operations would generate sufficient taxable income to realize the net U.S. deferred tax assets including a federal net operating loss carryover of $3,268,000. Accordingly, we recorded a total U.S. and Canadian tax benefit of $1,765,000 in the first quarter of 2005. At the end of the second quarter of 2005, based on the level of taxable income and projections for future taxable income, the Company believed it was not more likely than not that it would generate the required taxable income to fully realize the benefit of the net U.S. deferred tax assets.  As such, we adjusted our valuation allowance against the deferred tax assets to fully reserve for the entire net U.S. deferred tax asset. At the end of the first quarter of 2006, we reached a similar conclusion, therefore we have continued to fully reserve for the entire net U.S. deferred tax asset. We will continue to assess the valuation allowance on a regular basis and may reduce the valuation allowance if and/or when the Company has taxable income from its U.S. operations.

(13)	Goodwill

We assess impairment of goodwill in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 require a two-step test be performed. First, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded.  In the first quarter of 2006, we performed our annual assessment for the quarry unit. We calculated the fair value of the quarry unit based on estimated expected discounted future cash flows using the Company's weighted average cost of capital. We concluded that the quarry unit could support the goodwill of $387,000.

(14)	Subsequent Events

On May 9, 2006, it was announced that Rich Urbach, former Regional Vice President of Retail Operations, was named President and Chief Operating Officer of Retail Operations. Urbach succeeds Rick Wrabel who left the Company to pursue other opportunities. Also announced were the resignations of Caryn Crump, Senior Vice President of Marketing, Kevin Nohelty, Vice President of Retail Operations and Sean Weeks, Regional Vice President. The Company will recognize a charge of approximately $1.4 million in the second quarter of 2006 related to these departures.

On May 12, 2006, we sold two retail locations in Georgia for $462,000 in cash. No material gain or loss is expected on this sale.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Rock of Ages is an integrated quarrier, manufacturer, distributor and retailer of granite and products manufactured from granite. During the first quarter of 2006, we had three business segments: quarry, manufacturing, and retail. The quarry division sells granite blocks, both to the manufacturing division and to outside manufacturers, as well as to customers outside North America. The manufacturing division's principal product is granite memorials and mausoleums, used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications. The retail division primarily sells granite memorials directly to consumers.

The first quarter of the year has historically been difficult for our quarry operations as the majority of our quarries are in northern climates, which causes us to close those operations from late December until mid March.  This year our first quarter revenues were somewhat below last year.  The shortfall came from our Gardenia White quarry in North Carolina and the Galactic Blue quarry in the Ukraine. Despite this, the quarry division net loss was slightly lower than last year due to improved productivity and lower SG&A expenses. Overall we believe demand for products in the quarry division is good and we expect results for this operation to improve as we experience seasonal increases in sales and production.

Revenue in our manufacturing division was up significantly over the first quarter of 2005.  In the first quarter of 2005, we got a slow start due to weather; this year we had a strong first quarter for sales of precision products and of memorials to our authorized dealers. The net loss in the manufacturing division was well below last year as a result of higher sales and improved productivity.

Revenues in our retail segment were down compared to the first quarter of 2005 because of the decreased number of locations in 2006 compared to the first quarter of 2005. On a same-store basis, revenue was slightly higher than last year.  The retail operating loss declined significantly in the first quarter of 2006 compared to the same period in 2005 as a result of lower SG&A expenses arising from the cost reduction efforts undertaken in the latter part of 2005.

Critical Accounting Policies

General

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Management has discussed the development, selection and disclosure of these estimates with the Audit Committee. Actual results may differ from these estimates.

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

Recoverability of the un-depreciated cost of property, plant and equipment is measured by comparison of the carrying amount to estimated future undiscounted net cash flows the assets are expected to generate. Those cash flows include an estimated terminal value based on a hypothetical sale at the end of its depreciation period. Estimating these cash flows and terminal values requires management to make judgments about the growth in demand for our services, sustainability of gross margins, and our ability to integrate acquired companies and achieve economies of scale. If assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.

We assess impairment of goodwill in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 require that a two-step test be performed. First, the fair value of each reporting unit will be compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded. The goodwill on our balance sheet at December 31, 2005 of $387,000 relates to the Rockwell quarry acquisition, which was completed in the first quarter of 2005. In connection with quarries that we acquire, any excess of the purchase price over the fair value of net tangible assets acquired is first applied to identifiable intangible assets, such as customer lists, with any excess assigned to goodwill. In the first quarter of 2006 we performed our annual impairment assessment for the quarry goodwill. We calculated the fair value of the quarry unit based on estimated expected discounted future cash flows using the Company's weighted average cost of capital. We concluded that the quarry unit could support the goodwill of $387,000.

Valuation of deferred income taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the current and deferred tax assets will not be realized. The ultimate realization of current and deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. This assessment is made each reporting period. At the end of the second quarter of 2005, based on the level of taxable income and projections for future taxable income, the Company believed it was not more likely than not that it would generate the required taxable income to fully realize the benefit of the net U.S. deferred tax assets.  As such, we adjusted our valuation allowance against the deferred tax assets to fully reserve for the entire net U.S. deferred tax asset. At the end of the first quarter of 2006, we reached a similar conclusion, therefore we have continued to fully reserve for the entire net U.S. deferred tax asset. We will continue to assess the valuation allowance on a regular basis and may reduce the valuation allowance if and/or when the Company has taxable income from its U.S. operations in the future.

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

Results of Operations

The following table sets forth certain operations data as a percentage of net revenues with the exception of quarry, manufacturing and retail gross profit, and selling, general and administrative expenses, which are shown as a percentage of their respective revenues.

	Three Months Ended
	April 1,		April 2,
	2006		2005

Net revenues:
Quarry	33.0%		38.2%
Manufacturing	33.4%		25.6%
Retail	33.6%		36.2%

Total net revenues	100.0%		100.0%

Gross profit (loss):
Quarry	(17.8%	)	(20.5%	)
Manufacturing	16.2%		7.0%
Retail	40.5%		45.1%

Total gross profit	13.1%		10.3%

Operating expenses:
Selling, general and administrative:
Quarry	22.4%		20.9%
Manufacturing	31.2%		42.1%
Retail	116.1%		150.1%
Corporate overhead	11.2%		12.2%

Total SG&A expenses	68.0%		85.4%

Loss from operations before interest and income taxes	(54.9%	)	(75.1%	)

Interest expense	5.5%		2.8%

Loss from operations before income taxes	(60.4%	)	(77.9%	)

Income tax benefit	(0.3%	)	(15.8%	)

Net loss	(60.1%	)	(62.1%	)

Three Months Ended April 1, 2006 Compared To Three Months Ended April 2, 2005

On a consolidated basis for all segments for the three-month period ended April 1, 2006 compared to the three month period ended April 2, 2005, revenue increased 5%, gross profit increased 33% and total SG&A costs decreased 17% for reasons discussed in detail in the segment analysis below.

Quarry Segment Analysis

Revenues in our quarry operations for the three-month period ended April 1, 2006 decreased  9% from the same period in 2005 primarily as a result of decreased shipments from our Gardenia White and Galactic Blue quarries.  Our quarry group sells to two primary groups of customers – those that use our product for memorial use, which are primarily domestic customers and those that use it for building use, which are primarily overseas customers. Of our export quarries, Bethel White is the only one significantly affected by winter weather (it, along with our other northern quarries, typically closes from mid-December to mid-March), however it is also the most popular.  If we do not have Bethel White blocks available for inspection, international inspectors typically do not travel to inspect and purchase blocks from our other export quarries, which we believe could have affected sales of Gardenia White during the first quarter. Overall we believe demand for products in the quarry division is good and we expect results for this segment to improve as we experience seasonal increases in sales and production.

Gross loss dollars from our quarry operations for the three-month period ended April 1, 2006 improved  21% from the same period last year, and gross loss as a percentage of revenue declined to (17.8)% from (20.5)% in the same period in 2005.

SG&A costs in our quarry segment for the three-month period ended April 1, 2006 decreased 3% from the same period in 2005 as a result of lower export expenses and commissions.

Manufacturing Segment Analysis

Revenues in our manufacturing group for the three-month period ended April 1, 2006 increased 37% from the same period in 2005. The increase was primarily a result of an increase in shipments from our precision products division and increased sales to our authorized dealers, compared to lower than normal shipments in the first quarter of 2005 due to adverse weather conditions.

Gross profit dollars from the manufacturing group increased 219% and gross profit as a percentage of revenue increased 9.3 percentage points for the three-month period ended April 1, 2006 compared to the same period in 2005. The increase is primarily a result of the increase in shipments from the precision products group and improved productivity.

SG&A costs for the manufacturing group were up 1% over last year.

Retail Segment Analysis

Revenues in our retail operations for the three-month period ended April 1, 2006 decreased 3% from the same period in 2005 because of the decreased number of locations in 2006 compared to the first quarter of 2005. On a same-store basis, revenue was 4% higher than last year. Net revenue for the three-month period ended April 2, 2005 was $4,055,000. Net revenue for the same period from locations that were either closed or sold during 2005 was $257,000, therefore net revenue on a same-store basis was $3,796,000.

Gross profit dollars for retail operations in the three-month period ended April 1, 2006 decreased 13% from the same period last year and gross profit as a percentage of revenue decreased 4.6 percentage points. The decreases reflect the impact of absorbing fixed operating costs and recognizing a few low-margin jobs on comparatively low volume.

SG&A costs in retail in 2006 decreased 25% from the same period last year. The decrease was primarily the result of expense reduction measures implemented in the latter part of 2005.

Consolidated Items

Unallocated corporate overhead for the three-month period ended April 1, 2006 decreased 4% from last year primarily as a result of not having the expenses associated with executive searches and relocation expenses for new hires that were incurred in the first quarter of 2005.

Interest expense increased 104% from $317,000 to $645,000 primarily as a result of higher average borrowings and higher interest rates. The increased borrowings resulted from operating losses sustained in 2005 and early 2006, the Rockwell Quarry and McColly retail store acquisitions, and changes in working capital. The interest rate paid on our credit facility is tied primarily to LIBOR, which increased throughout 2005 and is approximately 200 basis points higher than a year ago. In addition, the Company's borrowing rates in the first quarter 2006 were higher than in 2005 due to increased spreads imposed based on our ratio of Funded Debt to Net Worth and covenant waivers granted by our lenders during 2005.

Income tax benefit, as a percentage of pre-tax income, for the three-month period ended April 1, 2006 decreased to 0.5% for 2006 from a benefit of 20.2% for the same period in 2005. The small tax benefit reported in the first quarter of 2006 was for our Canadian affiliate. During that period we continued to fully reserve against our U.S. deferred tax asset. We reported an income tax benefit of $1.8 million in the first quarter of 2005, as a result of the reported loss in that period. In the second quarter of 2005, we fully reserved against our U.S. deferred tax asset.

Liquidity and Capital Resources

Liquidity

We consider our liquidity to be adequate to meet our long and short-term cash requirements to fund operations and pursue our strategic initiatives. Historically, we have met these requirements primarily from cash generated by operating activities and periodic borrowings under the commercial credit facilities described below.

Cash Flows

At April 1, 2006, we had cash and cash equivalents of approximately $1.8 million and working capital of approximately $14.0 million, compared to approximately $2.6 million and $17.6 million, respectively, at April 2, 2005.

Cash flows from Operations. Net cash used in operating activities was $1.9 million in the three-month period ended April 1, 2006 compared to $3.1 million in the same period of 2005. The primary reason for the decrease is a smaller increase in inventory in 2006 compared to 2005 and an increase in payables and accrued expenses, which had the effect of increasing cash from operations.

Cash flows from Investing Activities Cash flows used in investing activities were $696,000 in the three-month period ended April 1, 2006 compared to $6.2 million in the same period of 2005. In 2006, our capital spending declined to $696,000 compared to $2.1 million in 2005. This reflects primarily the 2005 investment in retail store upgrades. We had no acquisitions in 2006, whereas in 2005 we acquired the Rockwell quarry for $3.5 million and the McColly retail operation for approximately $600,000.

Cash flows from Financing Activities. Net cash provided by financing activities in the three-month period ended April 1, 2006 was $1.6 million, which consisted of borrowings under the line of credit of $1.8 million less payments on long-term debt of $165,000.  This compares with first quarter 2005 during which borrowings under the line of credit and long-term debt facility were $4.3 million and $3.4 million, respectively, and proceeds from exercise of stock options were $24,000.  In first quarter 2005 dividends paid on common stock amounted to $185,000; consistent with the terms of our credit facility, no dividends were paid in first quarter 2006.

Capital Resources

CIT Credit Facility

We have a credit facility with the CIT Group/Business Credit and Chittenden Trust Company (the "Lenders") that expires in October 2007. The facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable, inventory and certain fixed assets.  As of April 1, 2006, we had $21.7 million outstanding and $8.3 million available under the term loan line of credit and $12.3 million outstanding and $7.7 million available under the revolving credit facility. Our loan agreement with the Lenders places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, repurchase stock, and make investments or guarantees. The agreement also contains certain covenants for a minimum Operating Cash Flow to Debt Service Ratio and a limit on the Total Liabilities to Net Worth Ratio of the Company as described below.

Minimum Operating Cash Flow to Debt Service Coverage Ratio. The facility requires the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA) less taxes and capital expenditures to the sum of interest and scheduled debt repayments be at least 1.25 for any trailing twelve-month period at the end of a quarter. Primarily as a result of significant Eurimex arbitration expenses and operating losses in 2004 and 2005, the Company has been in violation of this covenant and has received waivers and amendments of these covenants from our lenders, which adjust the required covenant levels for the balance of 2006. The Company was in compliance with those adjusted covenants at April 1, 2006 and believes it is probable that it will be in compliance with those adjusted covenants throughout 2006.

Total Liabilities to Net Worth Ratio. The facility also requires the ratio of the Company's total liabilities to net worth not exceed 2.0. As of April 1, 2006, the Company was in compliance with this covenant as our total liabilities to net worth ratio was 1.79.

Interest Rates. We have a multi-tiered interest rate structure on our outstanding debt with the Lenders. We can elect the interest rate structure under the credit facility based on the prime rate or LIBOR for both the revolving credit facility and the term loan. The incremental rate above or below prime and above LIBOR is based on our Funded Debt to Net Worth Ratio. Based on this ratio our current rates are 25 basis points higher than the lowest incremental rates currently available to us. In addition, the incremental interest rates under our credit facility were increased by a total of 50 basis points during 2005 in connection with the amendments noted above.  The rates in effect as of April 1, 2006 were as follows:

	Amount	Formula	Effective Rate

Revolving Credit Facility	$1.3 million	Prime + 0.25%%	8.00%
Revolving Credit Facility	11.0 million	LIBOR + 2.25%	6.92%
Term Loans	0.2 million	Prime + 0.50%	8.25%
Term Loans	12.5 million	LIBOR +2.50%	7.16%
Term Loans	6.0 million	LIBOR +2.50%	7.25%
Term Loans	2.9 million	LIBOR +2.50%	7.34%

Canadian Credit Facility

As of April 1, 2006, the Company had $4.0 million CDN available and $0 outstanding under a demand revolving line of credit with the Royal Bank of Canada.

 Contractual Obligations

Our contractual obligations have not changed materially since December 31, 2005, as disclosed in our annual report on Form 10-K.  Our primary need for capital will be to maintain and improve our quarry, manufacturing and retail facilities. We have less than $2 million budgeted for capital expenditures in 2006. We believe the combination of cash flow from operations and our credit facility will be sufficient to fund our operations for the next twelve months.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

(a)  Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, and in light of the remediation actions described in Item 4(b) below, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as the end of such period, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting.  As described in the Company's Annual Report on Form 10-K for the year ended December 31, 2005,  the Company's management concluded that, as of December 31, 2005, a deficiency in the Company's controls existed in that they failed to prevent or detect the incorrect classification  of certain shipping and handling charges. The Company's identification of this control deficiency, which deficiency was deemed a material weakness, resulted in the restatement  in such Annual Report on Form 10-K of the Company's consolidated financial statements for the years ended December 31, 2004 and 2003 as well as the Company's unaudited Condensed Consolidated Statements of Operations for the three and twelve months ended December 31as reported on Form 8-K filed on March 1, 2006, the quarterly financial information for the first three quarters of 2005 and all quarters of 2004 and the Selected Consolidated Financial Data .  The restatement reflects adjustments in the statement of operations related to the classification of shipping and handling costs to comply with Emerging Issues Task Force ("EITF") Consensus No. 00-10, "Accounting for Shipping and Handling Fees and Costs" in our quarry and manufacturing segments. Prior to the restatement and corrections, the Company's method of accounting for certain freight costs to deliver products to customers' designated locations was to include these costs as a deduction from net revenues. Such costs are now included in cost of sales. The restatement to correct the classification of such costs to cost of sales had no impact on total gross profit, income from continuing operations, net income or earnings per share for any of the periods restated.

During the first quarter of 2006, we took steps to remediate the material weakness identified above by segregating in our accounting records amounts recognized as revenue when customers are billed for freight, and segregating in our accounting records amounts paid to third parties for freight and handling to deliver products to customers' designated location.  During the first quarter of 2006, our affected operating and accounting staff were trained on the appropriate accounting for shipping and handling fees and costs.  We have tested the effectiveness of these remedial actions during the preparation of the unaudited Consolidated Financial Statements for the period ended April 1, 2006 included in this Quarterly Report on Form 10-Q. Based on that assessment, we believe these actions effectively  remediated the material weakness described above.  Except for the remediation actions described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the  Exchange Act) during the three months ended April 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

On January 3, 2006, the Registrant filed a report on Form 8-K pursuant to Item 1.01 (Entry Into a Material Definitive Agreement), Item 8.01 (Other Events) and Item 9.01 (Financial Statements and Exhibits) to report it had signed an Asset Purchase Agreement and completed the sale of the real and personal property comprising four retail locations in New Jersey. The Registrant also reported it issued a press release announcing the sale and also provided an update on the sale of granite blocks to China by the Company's Quarry Division.

On February 21, 2006, the Registrant filed a report on Form 8-K pursuant to Item 1.01 (Entry Into a Material Definitive Agreement) to report the Compensation Committee determined not to increase base salaries paid to officers from the levels set in 2005 and no bonuses would be paid to officers in respect of 2005 performance. The Registrant also reported the Compensation Committee adopted a cash bonus plan for 2006 covering the Corporation's executive officers, officers and certain other key employees. It was also reported the Compensation Committee voted to renew the consulting agreement with Richard C. Kimball, a director of the Corporation, for 2006.

On February 23, 2006, the Registrant filed a report on Form 8-K pursuant to Item 7.01 (Regulation FD Disclosure) and Item 9.01 (Financial Statements and Exhibits) to report it had issued a press release announcing it would be reporting results for the Fourth Quarter ended December 31, 2005 and a conference call had been scheduled on March 1, 2006.

On March 1, 2006, the Registrant filed a report on Form 8-K pursuant to Item 2.02 (Results of Operations and Financial Condition) and Item 9.01 (Financial Statements and Exhibits) to report it had issued a press release announcing financial results for the fourth quarter and year ended December 31, 2005.

On March 31, 2006, the Registrant filed a report on Form 8-K pursuant to Item 2.02 (Results of Operations and Financial Condition) and Item 9.01 (Financial Statements and Exhibits) to report it had issued a press release announcing it was delaying the filing of its annual report on Form 10-K for the year ended December 31, 2005, pending a final determination of how, and for what periods, certain freight costs may have had to be reclassified in the Company's financial statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ROCK OF AGES CORPORATION

Dated: May 16, 2006	By: /s/ Nancy R. Brock Nancy R. Brock Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibits

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

INDEX

CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Managements Discussion and Analysis of Financial Condition and Results of Operations
Quantitative and Qualitative Disclosure About Market Risk
Controls and Procedures
Legal Proceedings
Risk Factors
Exhibits and Reports on Form 8-K
SIGNATURE