Form 10-Q
period 2006-07-01
ROCK OF AGES CORP
filed 2006-08-14
CIK 84581

Click here to go to the Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended July 1, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐ No ☒

As of August 11, 2006, 4,660,800 shares of Class A Common Stock, par value $0.01 per share, and 2,738,596 shares of Class B Common Stock, par value $0.01 per share, of Rock of Ages Corporation were outstanding.

ROCK OF AGES CORPORATION

 INDEX

Form 10-Q for the Quarterly Period
Ended July 1, 2006

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2, contains statements that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates and projections about our business or expected events based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual events, results or outcomes may differ materially from what is expressed or forecasted in such forward-looking statements. All statements other than statements of historical fact could be deemed forward-looking statements, and may include projections of revenue, gross profit, expenses, earnings or losses from operations or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions may include the challenge of restoring the profitability of Rock of Ages' retail operations; uncertainties involving quarry yields and demand for Rock of Ages' dimension stone; changes in demand for the Company's products; product mix; the timing of customer orders and deliveries; the impact of competitive products and pricing; the success of the Company's branding program; weather conditions; and other risks and uncertainties described herein, including, but not limited to the items discussed in "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, and in Part II, Item 1A of this report, and that are otherwise described from time to time in Rock of Ages' reports filed with the Securities and Exchange Commission.

 We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements

ROCK OF AGES CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in thousands)
(Unaudited)

	July 1,	December 31,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$2,135	$2,824
Trade receivables, net	11,954	14,720
Inventories	24,363	24,478
Other current assets	1,548	2,686
Assets of discontinued operations – held for sale	282	—

Total current assets	40,282	44,708

Property, plant and equipment, net	47,969	49,634
Cash surrender value of life insurance, net	781	731
Goodwill	387	387
Other intangibles, net	548	598
Debt issuance costs, net	105	147
Due from affiliates	857	814
Intangible pension asset	574	574
Long-term investments	726	728
Other	205	291

Total assets	$92,434	$98,612

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under line of credit	$11,142	$10,499
Current installments of long-term debt	649	661
Current installments of deferred compensation	467	469
Trade payables	1,749	2,006
Accrued expenses	3,997	3,443
Customer deposits	7,273	7,059

Total current liabilities	25,277	24,137

Long-term debt, excluding current installments	20,653	21,445
Salary continuation	6,068	6,070
Accrued pension cost	3,708	3,550
Accrued post-employment benefit cost	1,012	967
Deferred tax liability	74	70
Other	1,087	897

Total liabilities	57,879	57,136

Commitments
Stockholders' equity:
Preferred stock - $.01 par value;
2,500,000 shares authorized
No shares issued or outstanding	—	—
Common Stock - Class A, $.01 par value;
30,000,000 shares authorized 4,660,800 shares issued and outstanding as of July 1, 2006 and December 31, 2005	47	47
Common Stock - Class B, $.01 par value;
15,000,000 shares authorized
2,738,596 shares issued and outstanding as of July 1, 2006 and December 31, 2005	27	27
Additional paid-in capital	65,551	65,551
Accumulated deficit	(28,786)	(21,431)
Accumulated other comprehensive loss	(2,284)	(2,718)

Total stockholders' equity	34,555	41,476

Total liabilities and stockholders' equity	$92,434	$98,612

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
		July 2, 2005		July 2, 2005
	July 1, 2006	As Restated	July 1, 2006	As Restated

Net Revenues:
Quarry	$7,041	$6,722	$10,797	$10,938
Manufacturing	7,644	7,731	11,564	10,595
Retail	10,068	14,108	14,004	18,163

Total net revenues	24,753	28,561	36,365	39,696

Gross Profit:
Quarry	1,756	1,673	1,094	821
Manufacturing	2,369	2,626	3,003	2,825
Retail	5,559	7,831	7,152	9,660

Total gross profit	9,684	12,130	11,249	13,306

Operating Expenses:
Selling, general and administrative expenses:
Quarry	592	852	1,462	1,746
Manufacturing	912	1,276	2,136	2,483
Retail	4,569	6,771	9,137	12,858
Retail restructuring costs	1,686	—	1,686	—
Corporate overhead	1,289	1,429	2,601	2,795

Total SG&A expenses	9,048	10,328	17,022	19,882
Impairment of long-lived assets	100	—	100	—
Foreign exchange loss	16	—	16	—

Total operating expenses	9,164	10,328	17,138	19,882

Income (loss) from continuing operations before interest expense and income taxes	520	1,802	(5,889)	(6,576)

Interest expense	623	428	1,268	745

Income (loss) from continuing operations before income taxes	(103)	1,374	(7,157)	(7,321)

Income tax expense	205	9,505	170	7,740

Loss from continuing operations	(308)	(8,131)	(7,327)	(15,061)
Discontinued operations, net of income taxes	1	(13)	(28)	(38)

Net loss	$(307)	$(8,144)	$(7,355)	$(15,099)

Net loss per share – basic and diluted:
Net loss from continuing operations	$(0.04)	$(1.10)	$(0.99)	$(2.04)
Discontinued operations, net of income taxes	0.00	0.00	0.00	0.00

Net loss per share	$(0.04)	$(1.10)	$(0.99)	$(2.04)

Weighted average number of common shares outstanding – basic and diluted	7,399	7,399	7,399	7,398

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	July 1,	July 2,
	2006	2005

Cash flows from operating activities:
Net loss	$(7,355)	$(15,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of assets	10	—
Depreciation, depletion and amortization	2,147	2,285
CSV of life insurance	(51)	—
Deferred taxes	3	7,447
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	2,672	457
Due from related parties	(43)	(35)
Inventories	(133)	(1,425)
Other assets	1,200	807
Trade payables, accrued expenses and income taxes	248	256
Customer deposits	517	845
Deferred compensation and pension	199	465
Other liabilities	195	—

Net cash used in operating activities	(391)	(3,997)

Cash flows from investing activities:
Purchases of property, plant and equipment	(765)	(4,315)
Proceeds from sale of assets, net	363	—
Acquisitions, net of cash acquired	—	(4,135)

Net cash used in investing activities	(402)	(8,450)

Cash flows from financing activities:
Net borrowings under line of credit	642	8,161
Principal payments on long-term debt	(804)	(161)
Borrowings on long-term debt	—	3,500
Stock options exercised	—	24
Dividends paid on common stock	—	(370)

Net cash provided by (used in) financing activities	(162)	11,154

Effect of exchange rate changes on cash	266	(209)

Net decrease in cash and cash equivalents	(689)	(1,502)

Cash and cash equivalents, beginning of period	2,824	4,298

Cash and cash equivalents, end of period	$2,135	$2,796

Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,286	$730
Income taxes	224	506

Supplemental disclosure of non-cash investing and financing activities:
Acquisitions:
Assets acquired	$—	$4,356
Liabilities assumed	—	(221)

Cash paid	—	4,135
Less cash acquired	—	—

Net cash paid for acquisitions	$—	$4,135

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

The Company's fiscal year ends on December 31 and its fiscal quarters are the 13-week periods ending on the Saturday nearest March 31, June 30 and September 30. The first and fourth quarter may be more or less than 13 weeks by 1 to 6 days, which can affect comparability between periods.

The consolidated financial statements include all subsidiaries in which we have the ability to control operating and financial policies. Affiliated companies (20% to 50% ownership) are recorded in the consolidated financial statements using the equity method of accounting.

(2)	Restatement of Financial Statements

As previously reported in its 2005 Annual Report on Form 10-K, the Company has restated its consolidated financial statements for the quarter and six months ended July 2, 2005. The restatement reflects adjustments in the statement of operations related to the classification of shipping and handling costs in its quarry and manufacturing segments in order to be compliant with Emerging Issues Task Force ("EITF") Consensus No. 00-10, "Accounting for Shipping and Handling Fees and Costs." The Company's prior method of accounting for certain shipping and handling costs to deliver products to its customers' designated location was to include these costs as a deduction from net revenues. Such costs are now included in cost of sales. The impact of the restatement was to increase net sales and cost of sales by $996,000 and $1,718,000 from the previously reported amounts for the three-month and six-month periods ended July 2, 2005, respectively. The restatement had no impact on total gross profit, income from continuing operations, net income or earnings per share for the periods restated.

(3)	Discontinued Operations

On July 28, 2006, the Company signed a purchase and sale agreement for the sale of two of its Kershaw quarry properties and associated assets located in South Carolina.  The selling price for the two properties and assets is $1,050,000.  Upon consummation of the sale of the Kershaw properties, which is expected to occur late in the third quarter or early in the fourth quarter of 2006, the Company estimates that it will recognize a pre-tax gain of approximately $750,000. The decision to sell this quarry represents a disposal of long-lived assets under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." Accordingly, results of this business have been classified as discontinued operations, and prior periods have been restated to reflect this reclassification. For business reporting purposes, the Kershaw quarry was previously classified in the quarry segment.

Operating results from the Kershaw quarry were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005

Net sales	$147	$117	$269	$174
Gross profit (loss)	1	(13)	(28)	(38)
Pretax income (loss)	1	(13)	(28)	(38)
Net income (loss)	1	(13)	(28)	(38)

(4) Stock-Based Compensation

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

Under the terms of the Amended and Restated 1994 Stock Plan, 1,500,000 options were reserved for issuance to key employees and directors to purchase equivalent shares of common stock. The options granted prior to 1999 have a five-year term and vested at 20% per year, options granted in 1999 and 2000 have a four-year term and vested at 25% per year, options granted in 2002 have a 10 year term and vested at 20% per year after the first year and options granted in 2004 and 2005 have terms from one to five years and vested at various rates from 20% to 100% per year.

In the fourth quarter of 2005, the Company accelerated the vesting of all unvested stock options previously awarded to officers, directors and employees. The primary purpose of accelerating the vesting of these options was to reduce the Company's future reported compensation expense upon the adoption of SFAS 123R, "Share Based Payment" in the first quarter of 2006. As a result, options to purchase approximately 333,600 shares of Class A common stock which would have vested over the next 48 months became immediately exercisable. Restrictions were imposed on any shares received through the exercise of accelerated options that prevent the sale of any of these shares prior to the original vesting date of the option.

The following tables set forth stock option activity for the periods ended July 1, 2006 and July 2, 2005 and information on outstanding and exercisable options at July 1, 2006:

	Six Months Ended

	July 1, 2006		July 2, 2005

	Number Of Options	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price

Outstanding at beginning of period	528,000	$6.51	498,000	$6.56

Granted	—	—	65,000	6.02
Exercised	—	—	(4,000)	(5.98)
Canceled	(55,000)	(6.51)	(15,000)	(6.87)

Outstanding at end of period	473,000	$6.51	544,000	$6.49

Exercisable at end of period	473,000		192,000

Weighted average remaining contractual life	3.4 years

Exercise Price	Number of Options Outstanding And Exercisable	Weighted Average Remaining Contractual Life

$5.98	234,000	5.7 Years
$7.15	150,000	0.1 Years
$8.21	12,000	2.1 Years
$8.21	7,000	0.1 Years
$7.20	25,000	0.1 Years
$6.02	20,000	0.1 Years
$6.02	25,000	9.0 Years

	473,000

At July 1, 2006, the closing price of the Company's stock was less than the exercise price of the outstanding options, therefore there was no aggregate intrinsic value of outstanding options. The intrinsic value of options exercised during the first half of 2005 was $3,680.

Options are granted at the previous day's closing price of the Company's stock at the date of grant. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The per share weighted average fair value of stock options granted throughout 2005 was $4.53 determined by using the following weighted average assumptions: risk-free interest rate of 3.9%; dividend yield of 1.67%; expected volatility of 109%, and expected life of seven (7) years. The expected volatility was measured using a weighted average of historical daily price changes of the Company's stock over a period that we think most likely represents future price changes. The expected life is the number of years that the Company estimates, based primarily on historical experience, that the options will be outstanding prior to exercise. There were no stock options granted in the first half of 2006. Because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single value of the options and may not be representative of the future price of the Company’s stock.

In the first quarter of 2006, the Company adopted the provisions of SFAS No. 123R, which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. Adoption by the Company of SFAS 123R on January 1, 2006 had no cumulative effect as of that date, nor any impact on the results of operations for the six months ended July 1, 2006.

Had we elected to recognize compensation cost in 2005 for all of the plans based upon the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS 123R, net loss and loss per share would have been as follows (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	July 2, 2005	July 2, 2005

Net loss, as reported	$(8,144)	$(15,099)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(143)	(260)

Net loss, pro forma	$(8,287)	$(15,359)

Net loss per share, as reported	$(1.10)	$(2.04)
Net loss per share, pro forma	(1.12)	(2.08)
Net loss per share - assuming dilution, as reported	(1.10)	(2.04)
Net loss per share - assuming dilution, pro forma	(1.12)	(2.08)

(5)	Inventories

Inventories consist of the following (in thousands):	July 1,	December 31,
	2006	2005

Raw materials	$12,556	$12,989
Work-in-process	1,417	1,442
Finished goods and supplies	10,390	10,047

	$24,363	$24,478

(6)	Earnings (Loss) Per Share

The following is a reconciliation of shares used in calculating basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended		Six Months Ended

	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005

Basic weighted average shares	7,399	7,399	7,399	7,398
Effect of dilutive stock options	—	—	—	—

Diluted weighted average shares	7,399	7,399	7,399	7,398

Options to purchase 473,000 and 544,000 shares of Class A common stock were outstanding at July 1, 2006, and July 2, 2005, respectively, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

(7) Segment Information

The Company is organized based on the products and services it offers to various customer groups. Under this organizational structure, the Company operates in three segments: quarry, manufacturing and retail.

The quarry segment extracts granite from the ground and sells it to our manufacturing segment and to outside manufacturers, including customers in Europe and China.  There was no single customer that represented more than 10% of accounts receivable at July 1, 2006 and one quarry customer that represented approximately 11% of accounts receivable at December 31, 2005.

The manufacturing segment's principal products are granite memorials and mausoleums used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications.

The retail segment engraves and sells memorials and other granite products at seventy-eight locations in sixteen states throughout the United States.

Also presented in the accompanying table of segment information in a separate column are unallocated corporate overhead, impairment of long-lived assets and foreign exchange losses. The Company reports the salaries and benefits of its chief executive officer, chief financial officer, general counsel and other finance and administrative employees, and expenses that are not directly attributable to a particular segment as corporate overhead.

Inter-segment revenues are recorded as if the sales were to third parties and eliminated in consolidation.

The following is the segment information for the three- and six-month periods ended July 1, 2006 and July 2, 2005 (as restated, see Note 2) (in thousands):

Three-month period:

2006	Quarry	Manufacturing	Retail	Corporate Overhead and Other	Total

Total net revenues	$7,609	$10,475	$10,068	$—	$28,152
Inter-segment net revenues	(568)	(2,831)	—	—	(3,399)

Net revenues	7,041	7,644	10,068	—	24,753

Total gross profit	1,848	2,305	5,531	—	9,684
Inter-segment gross profit	(92)	64	28	—	—

Gross profit	1,756	2,369	5,559	—	9,684

Selling, general and administrative expenses	592	912	4,569	1,289	7,362

Retail restructuring costs	—	—	1,686	—	1,686

Impairment of long-lived assets	—	—	—	100	100

Foreign exchange loss	—	—	—	16	16

Total operating expenses	592	912	6,255	1,405	9,164

Income (loss) from continuing operations before interest and taxes	$1,164	$1,457	$(696)	$(1,405)	$520

2005 (as restated)	Quarry	Manufacturing	Retail	Corporate Overhead and Other	Total

Total net revenues	$7,717	$11,085	$14,108	$—	$32,910
Inter-segment net revenues	(995)	(3,354)	—	—	(4,349)

Net revenues	6,722	7,731	14,108	—	28,561

Total gross profit	1,873	2,668	7,589	—	12,130
Inter-segment gross profit	(200)	(42)	242	—	—

Gross profit	1,673	2,626	7,831	—	12,130

Selling, general and administrative expenses	852	1,276	6,771	1,429	10,328

Income (loss) from continuing operations before interest and taxes	$821	$1,350	$1,060	$(1,429)	$1,802

 Six-month period:

2006	Quarry	Manufacturing	Retail	Corporate Overhead and Other	Total

Total net revenues	$11,837	$15,734	$14,004	$—	$41,575
Inter-segment net revenues	(1,040)	(4,170)	—	—	(5,210)

Net revenues	10,797	11,564	14,004	—	36,365

Total gross profit	1,186	2,956	7,107	—	11,249
Inter-segment gross profit	(92)	47	45	—	—

Gross profit	1,094	3,003	7,152	—	11,249

Selling, general and administrative expenses	1,462	2,136	9,137	2,601	15,336

Retail restructuring costs	—	—	1,686	—	1,686

Impairment of long-lived assets	—	—	—	100	100

Foreign exchange loss	—	—	—	16	16

Total operating expenses	1,462	2,136	10,823	2,717	17,138

Income (loss) from continuing operations before interest and taxes	$(368)	$867	$(3,671)	$(2,717)	$(5,889)

2005 (as restated)	Quarry	Manufacturing	Retail	Corporate Overhead and Other	Total

Total net revenues	$12,342	$15,558	$18,163	$—	$46,063
Inter-segment net revenues	(1,404)	(4,963)	—	—	(6,367)

Net revenues	10,938	10,595	18,163	—	39,696

Total gross profit	1,025	2,989	9,292	—	13,306
Inter-segment gross profit	(204)	(164)	368	—	—

Gross profit	821	2,825	9,660	—	13,306

Selling, general and administrative expenses	1,746	2,483	12,858	2,795	19,882

Income (loss) from continuing operations before interest and taxes	$(925)	$342	$(3,198)	$(2,795)	$(6,576)

Net revenues by geographic area are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
		(as restated)		(as restated)

Net revenues (1):
United States	$21,809	$25,612	$32,330	$35,558
Canada	2,895	2,816	3,902	3,831
Ukraine	49	133	133	307

Total net revenues	$24,753	$28,561	$36,365	$39,696

(1)	Net revenues are attributed to countries based on where product is produced.

Net property, plant and equipment by geographic area are as follows (in thousands):

	July 1,	December 31,
	2006	2005

United States	$44,388	$45,798
Canada	3,521	3,761
Luxembourg	60	75

	$47,969	$49,634

(8)	Comprehensive Income (Loss)

Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005

Net loss	$(307)	$(8,144)	$(7,355)	$(15,099)
Other comprehensive income loss:

Foreign currency translation adjustment	493	(198)	451	(337)

Investment available for sale	17	—	(17)	—

Comprehensive income (loss)	$203	$(8,342)	$(6,921)	$(15,436)

Comprehensive income (loss) consists of the following components (in thousands):

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Investment Available for Sale	Accumulated Other Comprehensive Loss

Balance at December 31, 2005	$1,728	$(4,618)	$172	$(2,718)
Changes in 2006	451	—	(17)	434

Balance at July 1, 2006	$2,179	$(4,618)	$155	$(2,284)

(9)	Components of Net Periodic Benefit Cost (in thousands)

 Components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended July 1, 2006 and July 2, 2005

	NON-UNION PENSION BENEFITS		DEFERRED COMPENSATION BENEFITS		OTHER POST EMPLOYMENT BENEFITS

	July 1,	July 2,	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005	2006	2005

Service cost	$129	$182	$—	$3	$6	$4
Interest cost	342	326	78	76	29	30
Expected return on plan assets	(380)	(356)	—	—	—	—
Amortization of prior service costs	35	35	28	19	24	26
Amortization of net loss	71	49	—	—	—	—

Net periodic benefit cost	$197	$236	$106	$98	$59	$60

	Six Months Ended July 1, 2006 and July 2, 2005

	NON-UNION PENSION BENEFITS		DEFERRED COMPENSATION BENEFITS		OTHER POST EMPLOYMENT BENEFITS

	July 1,	July 2,	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005	2006	2005

Service cost	$267	$364	$—	$6	$12	$8
Interest cost	686	652	156	152	58	60
Expected return on plan assets	(761)	(712)	—	—	—	—
Amortization of prior service costs	70	70	56	38	48	52
Amortization of net loss	149	98	—	—	—	—

Net periodic benefit cost	$411	$472	$212	$196	$118	$120

During the fourth quarter of 2005, the Company concluded that it had been incorrectly accounting for its key employee deferred salary agreements as a defined benefit plan under SFAS No. 87 "Employers Accounting for Pension Plans" since 2002. After careful consideration of the plan and its operation, the Company concluded that it should be accounted for as a defined contribution plan. The effect of this error on prior years and the first half of 2006 was not significant and, accordingly, the financial statements have not been restated. The preceding tables have been adjusted to reflect this correction.

During the quarter ended July 1, 2006, the Company received from its actuaries revised estimates of net periodic pension costs for the non-union pension and has adjusted the expenses accordingly. This revision was attributable to more accurate census information reflecting staffing changes during the first half of the year.

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2005 it expected to contribute $945,000 to the defined benefit pension plan during 2006. As of July 1, 2006, $236,000 has been contributed; the Company expects to contribute $709,000 during the remainder of the year.

(10)	Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, Accounting for Income Taxes". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect, if any, that the adoption of FIN 48 will have on our financial statements.

(11)	Credit Facility

We have a credit facility with The CIT Group – Business Credit and Chittenden Trust Company (the "Lenders") that expires in October 2007 and is secured by substantially all assets of the Company. The facility consists of an acquisition term loan line of credit of up to $30 million and a revolving credit facility of up to another $20 million based on eligible accounts receivable, inventory and certain fixed assets. As of July 1, 2006, we had $21 million outstanding and $9 million available under the term loan line of credit and $11.1 million outstanding and $8.9 million available under the revolving credit facility. The Lenders have placed a reserve of $2 million against the availability under the revolving credit facility with the Lenders retaining the right to over advance at their discretion.  Our loan agreement with the Lenders places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, repurchase stock and make investments or guarantees. The agreement also contains certain covenants for a minimum Operating Cash Flow to Debt Service Ratio and a limit on the Total Liabilities to Net Worth Ratio of the Company.

(12)	Acquisitions

In February 2005, we acquired McColly Memorials, a memorial retailer, with four locations in the Pittsburgh, Pennsylvania area, for a net purchase price of $554,000. The acquisition was accounted for by the purchase method of accounting. The assets acquired and liabilities assumed were recorded at estimated fair values. This resulted in $155,000 of goodwill, which was subsequently written off in the third quarter of 2005.

In February 2005, we acquired the Rockwell White quarry in Rockwell, North Carolina for a purchase price of $3.5 million. The acquisition was accounted for by the purchase method of accounting. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by management based on information currently available and on current assumptions as to future operations. We evaluated the intangible assets and determined that the customer list had an estimated value of $310,000. The remaining excess of the purchase price over fair value acquired net assets of $387,000 was assigned to goodwill.

(13)	Valuation Allowance for Deferred Taxes Asset

At April 2, 2005, management believed it was more likely than not that the results of future operations would generate sufficient taxable income to realize the net U.S. deferred tax assets including a federal net operating loss carryover of $3,268,000. Accordingly, we recorded a total U.S. and Canadian tax benefit of $1,765,000 in the first quarter of 2005 resulting in a net deferred tax asset on the Company's books as of April 2, 2005 of $9.2 million. At the end of the second quarter of 2005, based on the level of taxable income and projections for future taxable income, the Company determined it was no longer more likely than not that it would generate the required taxable income to fully realize the benefit of the net U.S. deferred tax assets then on our books. As such, we adjusted our valuation allowance against the deferred tax assets to fully reserve for the entire net U.S. deferred tax asset of $9.2 million then on our books. At the end of the second quarter of 2006, we reached a similar conclusion, therefore we have continued to fully reserve for the entire net U.S. deferred tax asset. We will continue to assess the valuation allowance on a regular basis and may reduce the valuation allowance if and/or when the Company has taxable income from its U.S. operations.

(14)	Goodwill

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

(15)	Retail Restructuring Costs

On May 5, 2006, Rick Wrabel, President and Chief Operating Officer of the Memorials Division, resigned from employment with the Company along with three other members of the management team. Richard Urbach, formerly Regional Vice President/Western Region, was appointed President and Chief Operating Officer of the Retail Division. In connection with this change, the Company recorded a charge of $1,686,000 for the severance packages for the management team and other positions that were eliminated in the transition. The cost of the severance packages and other costs related to the change in management have been presented separately in the Consolidated Statements of Operations as Retail Restructuring Costs.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Rock of Ages is an integrated quarrier, manufacturer, distributor and retailer of granite and products manufactured from granite. During the second quarter 2006, we had three business segments:  quarry, manufacturing, and retail. The quarry division sells granite blocks to the manufacturing division and to outside domestic manufacturers, as well as to customers outside North America. The manufacturing division's principal product is granite memorials and mausoleums, used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications. The retail division primarily sells granite memorials directly to consumers.

Our quarry division had an improved second quarter of 2006 compared to the same period last year as a result of improved sales,  higher productivity and lower SG&A.  Shipments and gross margin were both up at our Bethel White quarry.  We saw improved margins at Salisbury Pink and Gardenia White quarries in North Carolina as well as our Barre quarry in Vermont, although shipments from these quarries in the quarter were down somewhat from the year ago quarter.  Responding to slower sales in 2005, we cut back production at the North Carolina quarries last year.  This improved our margins for the quarter at those quarries, but left us with less inventory to respond to improving demand.  We have seen an increase in scheduled inspections of blocks by our customers and anticipate further recovery of shipments in the balance of 2006 and have rehired a number of employees at these quarries.  We continue to aggressively market our products in the US and abroad and continue to take whatever cost cutting measures are necessary to adjust to market conditions.  For the second quarter of 2006, the quarry division posted operating income of $1.2 million, up 42% from the same quarter last year.

The manufacturing division had a good second quarter of 2006 despite a modest decline in revenues.  Lower sales of our higher-margin mausoleum and industrial products were largely offset by increased demand from our authorized retailers for traditional memorials.  We have decreased our general sales expenses, while maintaining the level of sales effort for the mausoleum and industrial products lines.  Operating income for our manufacturing division was up 8%, to $1.5 million, for the second quarter of 2006 compared with last year’s second quarter.

The second quarter of 2006 was marked by significant change in our retail segment.   Revenue and gross profit dollars were down compared with last year, partly explained by sales and closures of retail stores late in 2005 and in the second quarter of 2006 and a decline in our same-store revenues of $2.9 million. However, the gross margin was essentially unchanged from last year and met our 55% target.  We are pleased that our cost-cutting and productivity improvement efforts, begun late last year and still ongoing, showed a significant impact in the second quarter on retail SG&A expenses. Excluding restructuring costs of $1.7 million incurred in the second quarter of 2006, operating income for the second quarter of 2006 in our retail division would have been $990,000; this compares with $1.1 million for the same period last year before store sales and closures had occurred.

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

Our critical accounting policies are as follows: revenue recognition, impairment of long-lived assets, valuation of deferred income taxes and accounting for pensions and other post-employment benefits.

Revenue Recognition

Quarry Division

The granite we quarry is sold to outside customers and is used by our manufacturing group. Our quarry division recognizes revenue from sales of granite blocks to outside customers when the granite is shipped and invoiced from the quarry.  We provide a 5% discount for domestic customers if payment is made within 30 days of purchase, except in the case of December terms described below. Sales to foreign customers are typically secured by a letter of credit.

At our Barre, Vermont quarries, we allow customers to purchase granite blocks and request that we store the blocks for them. Many of our customers do not have adequate storage space at their facilities and want to ensure an adequate supply of blocks, especially when the Barre quarries are closed from mid-December through mid-March because of weather. Our quarry division recognizes revenue from blocks purchased when the customer selects and identifies the block at the quarry site and the customer requests the block be stored, when they have significant business reasons to do so. At that time, the block is removed from our inventory, the customer’s name is printed on the block and title and risk of ownership passes to the buyer. The customer is invoiced and normal payment terms apply, except in the case of December terms described below. Granite blocks owned by customers remain on our property for varying periods of time after title passes to the buyer. We retain a delivery obligation using our trucks. However, we consider the earnings process substantially complete because the cost of delivery service is inconsequential (less than 3%) in relation to the price. Further, under industry terms of trade, title passes and the payment obligation is established when the block is identified at the quarry.

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

Manufacturing Division

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

Retail Division

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

We assess impairment of goodwill in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 require that a two-step test be performed. First, the fair value of each reporting unit will be compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded.  In connection with acquisitions, any excess of the purchase price over the fair value of net tangible assets is first applied to identifiable intangible assets, such as customer lists, with any excess assigned to goodwill. The goodwill on our balance sheet at July 1, 2006 and December 31, 2005 of $387,000 relates to the Rockwell quarry acquisition, which was completed in the first quarter of 2005.  In the first quarter of 2006 we performed our annual impairment analysis of this goodwill, calculating the fair value of the quarry unit based on estimated expected cash flows using the Company’s weighted average cost of capital.  We concluded that the quarry unit could support the goodwill of $387,000.

We have entered into arrangements whereby we have accepted promissory notes as partial or full payment for certain transactions, particularly the sale of operations. Such notes have varying terms with principal and interest paid to the Company over a period of generally not more than 5 years. While most notes are secured by an interest in real property and/or assets, management must make estimates and judgments as to the collectibility of such promissory notes. Such judgments depend on many factors including current and future economic conditions, the financial condition of the debtor as well as our estimate of the net realizable value of the security interest securing the note.  During the quarter ended July 1, 2006, we recorded an impairment charge of $100,000 to write off a promissory note related to the sale in 2001 of a manufacturing facility in Elberton, Georgia. We believe we have accurately assessed the collectibility of these assets, however, the above factors and other factors may cause our accounting estimates concerning the collectibility of the notes to change and future operating results could be materially impacted.

Valuation of deferred income taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not some portion or all of the current and deferred tax assets will not be realized. The ultimate realization of current and deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. This assessment is made each reporting period. At the end of the second quarter of 2005, based on the level of taxable income and projections for future taxable income, the Company believed it was no longer more likely than not that it would generate the required taxable income to fully realize the benefit of the net U.S. deferred tax assets.  As such, we adjusted our valuation allowance against the deferred tax assets to fully reserve for the entire net U.S. deferred tax asset. At the end of the second quarter of 2006, we reached a similar conclusion, therefore we have continued to fully reserve for the entire net U.S. deferred tax asset. We will continue to assess the valuation allowance on a regular basis and may reduce the valuation allowance if and/or when the Company has taxable income from its U.S. operations in the future.

Accounting for pensions and other post-employment benefits

We provide defined benefit pension and other post-employment benefit plans for certain of our employees. Accounting for these plans requires the use of actuarial assumptions including estimates on the expected long-term rate of return on assets and discount rates. In 2005 we decreased the discount rate used to determine our liability in the pension plan from 5.79% to 5.47% based on a bond matching model which uses data on individual high-quality corporate bonds and the timing and amount of the future benefit payments in our plan to develop a weighted discount rate specific to our plan. In order to make informed assumptions, we rely on outside actuarial experts as well as public market data and general economic information. Any changes in one or more of these assumptions may materially affect certain amounts reported on our balance sheet. In particular, a further decrease in the expected long-term rate of return on plan assets or a decrease in discount rate could result in an increase in our pension liability and a charge to equity as well as increases in pension expenses over time.

Results of Operations

The following table sets forth certain operations data as a percentage of net revenues with the exception of quarry, manufacturing and retail gross profit, and SG&A expenses, which are shown as a percentage of their respective revenues.

	Three Months Ended				Six Months Ended
	July 1,		July 2,		July 1,		July 2,
	2006		2005		2006		2005
			As Restated				As Restated

Statement of Operations Data:
Net Revenues:
Quarry	28.4%		23.5%		29.7%		27.5%
Manufacturing	30.9%		27.1%		31.8%		26.7%
Retail	40.7%		49.4%		38.5%		45.8%

Total net revenues	100.0%		100.0%		100.0%		100.0%

Gross Profit:
Quarry	24.9%		24.9%		10.1%		7.5%
Manufacturing	31.0%		34.0%		26.0%		26.7%
Retail	55.2%		55.5%		51.1%		53.2%

Total gross profit	39.1%		42.5%		30.9%		33.5%

Operating Expenses:
Selling, general and administrative:
Quarry	8.4%		12.7%		13.5%		16.0%
Manufacturing	11.9%		16.5%		18.5%		23.4%
Retail	45.4%		48.0%		65.2%		70.8%
Retail restructuring costs	16.7%		—		12.0%		—
Corporate overhead	5.2%		5.0%		7.2%		7.0%

Total SG&A expenses	36.5%		36.2%		46.8%		50.1%

Impairment of long-lived assets	0.4%		—		0.3%		—
Foreign exchange (gain) loss	0.1%		—		—		—

Total operating expenses	37.0%		36.2%		47.1%		50.1%

Income (loss) from continuing operations before interest and income taxes	2.1%		6.3%		(16.2%	)	(16.6%	)

Interest expense	2.5%		1.5%		3.5%		1.9%

Income (loss) from continuing operations before income taxes	(0.4%	)	4.8%		(19.7%	)	(18.5%	)

Income tax expense	0.8%		33.3%		0.4%		19.5%

Income (loss) from continuing operations	(1.2%	)	(28.5%	)	(20.1%	)	(38.0%	)

Discontinued operations, net of income taxes	—		—		0.1%		—

Net income (loss)	(1.2%	)	(28.5%	)	(20.2%	)	(38.0%	)

Three Months Ended July 1, 2006 Compared to Three Months Ended July 2, 2005

On a consolidated basis for all segments for the three-month period ended July 1, 2006, compared to the three month period ended July 2, 2005, revenue decreased 13.3%, gross profit decreased 20.2%, total operating expenses decreased 11.3% and total operating income decreased 71.1% for reasons discussed in detail in the segment analyses below.

Quarry Segment Analysis

Revenue in our quarry operations for the three-month period ended July 1, 2006 was up 4.7% from the three-month period ended July 2, 2005 as a result of increased shipments from our Bethel White and Pennsylvania quarries.  Our export shipments increased as a result of several factors including our customers’ existing inventory levels as well as increased demand for our stone from the Asian and European markets.

Gross profit dollars from our quarry operations for the three-month period ended July 1, 2006 increased 5.0% and gross profit as a percentage of revenue, at 24.9%, was the same as the three-month period ended July 2, 2005. The increase in gross profit dollars was the result of higher sales levels.

SG&A expenses in our quarry segment were down $260,000 for the three-month period ended July 1, 2006 compared to last year.  The reduction is due to lower salaries and benefits following the retirement of the former president of the quarry division and lower professional services fees associated with valuation studies conducted in 2005.

Manufacturing Segment Analysis

Revenue in our manufacturing operations for the three-month period ended July 1, 2006 decreased a modest 1.1% from the three-month period ended July 2, 2005 as a result of lower levels of sales in our industrial products group, which more than offset an increase in shipments of memorials and mausoleums. Our backlog of mausoleum orders is down from last year at this time, when it included a $1.8 million mausoleum that was set during the second quarter of 2006.  We have experienced an increase in orders for typical memorial products but not for mausoleums from our authorized retailers compared to the same period last year. The backlog for industrial products is down $221,000 or 20.5% from a year ago.

Gross profit dollars from the manufacturing group decreased 9.8% and gross profit as a percentage of manufacturing revenue decreased by 3.0 percentage points for the three-month period ended July 1, 2006 compared to the three-month period ended July 2, 2005. The decline in these measures was primarily attributable to the decreased proportion of shipments of industrial products from our Barre manufacturing plant since the industrial products line generally carries a higher gross margin than our typical memorial products.

SG&A costs for the three-month period ended July 1, 2006 for the manufacturing group decreased $364,000 compared to the three-month period ended July 2, 2005 primarily as a result of our decision late in 2005 to reduce our general sales staff.  Our investment in mausoleum and industrial products sales efforts is the same as last year.

Retail Segment Analysis

Revenue in our retail operations for the three-month period ended July 1, 2006 decreased 28.6%, or $4 million from the three-month period ended July 2, 2005.This decline is partly accounted for by the sale of our Georgia retail stores during the second quarter this year and by other store sales and closures late last year.  On a same-store basis, sales were $2.9 million or 22.2% lower in the second quarter of 2006.  Our order receipts in the second quarter of 2006 decreased $1.4 million or 14.5% from the same period last year, however our same-store backlog is down only 5.1% compared to the backlog balance at July 2, 2005.  We believe that the effects of the leadership transition had a negative impact on sales during the second quarter of 2006, which management believes will be temporary.

Gross profit dollars from the retail operations decreased 29.0% and gross profit as a percentage of revenue declined slightly from 55.5% to 55.2% compared to the same three-month period last year. The decline in gross profit dollars was a direct result of lower revenues.  We expect to maintain our gross margin as a percentage of revenue at the historical 55% level for the remainder of the year.

SG&A costs from our retail operations decreased 32.5% for the three-month period ended July 1, 2006 compared to last year, and SG&A costs as a percentage of retail revenue decreased 2.6 percentage points from the same period last year. The decrease in SG&A was primarily the result of actions taken late last year.  As we previously announced, we made significant changes in the leadership of our retail segment early in the second quarter of 2006.  Expenses associated with severance agreements and other restructuring charges amounted to $1.7 million, which is shown separately in the financial statements.  Rich Urbach, who now heads our retail division, is continuing to try to assure our cost structure in retail matches our revenue stream.

Consolidated Items

Corporate overhead, consisting of operating costs not directly related to an operating segment, decreased $140,000 for the three-month period ended July 1, 2006 compared to the three-month period ended July 2, 2005 primarily due to lower accrued expenses for professional fees, including audit and legal.

In the three-month period ended July 1, 2005 we wrote off a note receivable of $100,000, which we determined was uncollectible.  This was the remaining balance associated with the 2001 sale of a manufacturing facility in Elberton, Georgia which we had financed.

Interest expense increased 45.6%, to $623,000 for the three-month period ended July 1, 2006 compared to the three-month period ended July 2, 2005 as a result of higher market interest rates and higher spreads charged on our credit facilities. The interest rates paid on our credit facility are tied to prime and LIBOR, both of which were approximately 200 basis points higher than for the same period in 2005.  In addition, the Lenders had imposed higher spreads totaling 75 basis points based on our ratio of Funded Debt to New Worth and covenant waivers granted in 2005.

Income tax expense was $205,000 for the three-month period ended July 1, 2006, compared to $9.5 million for the same three-month period in 2005.  The tax expense reported this year was for our Canadian subsidiary.  At the end of the second quarter of 2005, based on the level of taxable income and projections for future taxable income, the Company determined it was no longer more likely than not that it would generate the required taxable income to fully realize the benefit of the net U.S. deferred tax asset.  At the end of the second quarter of 2006, we reached a similar conclusion, therefore we have continued to fully reserve for the entire net U.S. deferred tax asset.  We will continue to assess the valuation allowance on a regular basis and may reduce the valuation allowance if and/or when the Company has taxable income from the U.S. operations in the future.

Six Months Ended July 1, 2006 Compared to Six Months Ended July 2, 2005

On a consolidated basis for all segments for the six-month period ended July 1, 2006, compared to the same six-month period in 2005, revenue decreased 8.4%, gross profit decreased 15.5%, total operating expenses decreased 13.8% and total operating loss decreased 10.4% for reasons discussed in detail in the segment analyses below.

Quarry Segment Analysis

Revenues in our quarry operations for the six-month period ended July 1, 2006 decreased a modest 1.3% from the six-month period ended July 2, 2005.  The improvement in sales, particularly sales to overseas customers, in the second quarter almost offset first quarter declines.

Gross profit dollars from our quarry operations for the six-month period ended July 1, 2006 increased 33.3% and gross profit as a percentage of revenue increased from 7.5% of revenue to 10.1% of revenue.  The increases in gross profit dollars and gross profit as a percentage of revenue were largely due to the performance of the Bethel quarry.  Margin improvements in Barre, Gardenia and Salisbury were partly offset by declines in sales in those quarries.

Manufacturing Segment Analysis

Revenue in our manufacturing operations for the six-month period ended July 1, 2006 increased 9.1% from the six-month period ended July 2, 2005 as a result of increased shipments of mausoleums and other memorial products, including the largest individual memorial the Company has manufactured to date – a $1.8 million mausoleum set during the second quarter of 2006.

Gross profit dollars from the manufacturing group increased 6.3% and gross profit as a percentage of manufacturing revenue decreased by 0.7 percentage points, to 26.0%, for the six-month period ended July 1, 2006 compared to the six-month period ended July 2, 2005. The increase in gross profit is a result of the higher volumes of memorial products, including the higher-margin mausoleum sales.

SG&A costs for the six-month period ended July 1, 2006 for the manufacturing group decreased $347,000 compared to the six-month period ended July 2, 2005 primarily as a result of our decision late in 2005 to reduce our general sales staff.  Our investment in mausoleum and industrial products sales efforts is the same as last year.

Retail Segment Analysis

Revenue in our retail operations for the six-month period ended July 1, 2006 decreased 22.9% from the six-month period ended July 2, 2005. This decline is partly accounted for by the sale of our Georgia retail stores during the second quarter this year and by other store sales and closures late last year.  On a same-store basis, sales were $2.7 million or 16.3% lower in the first six months of 2006. While we have no definitive explanation for the decline, we believe contributing factors might include the impact of staff changes late in 2005; leadership changes in the second quarter of 2006; higher fuel prices and their influence on discretionary spending; and fewer funerals as reported by large funeral home organizations.  Order receipts in the first half of 2006 decreased on a same-store basis $1.6 million or 9.6% from the same period last year.

Gross profit dollars from the retail operations decreased 26.0% and gross profit as a percentage of revenue decreased 2.1 percentage points, to 51.1%, compared to the same six-month period last year.  The significant improvement in gross margin in the second quarter of 2006 over the first quarter is primarily a result of price increases initiated on January 1, 2006 whereas most retail sales in the first quarter had been primarily ordered at the lower prices in effect during 2005 before the price increase went into effect.

SG&A costs from our retail operations decreased 28.9% for the six-month period ended July 1, 2006 compared to the six-month period ended July 2, 2005 and SG&A costs as a percentage of retail revenue decreased 5.6 percentage points from the same six-month period last year. The decrease in SG&A for the first half of 2006 was primarily the result of actions taken late last year.  As we previously announced, we made significant changes in the leadership of our retail segment early in the second quarter of 2006.  Expenses associated with severance agreements and other restructuring charges amounted to $1.7 million, which is shown separately in the financial statements.  Rich Urbach, who now heads our retail division, is continuing the effort to match our cost structure with our revenue stream.

Consolidated Items

Corporate overhead decreased $194,000 for the six-month period ended July 1, 2006 compared to the six-month period ended July 2, 2005 due to lower professional services fees, including those relating to audit, legal and executive search.

In the second quarter of 2006 we wrote off a note receivable of $100,000, which we determined was uncollectible.  This was the remaining balance associated with the 2001 sale of a manufacturing facility in Elberton, Georgia which we had financed.

Interest expense increased 70.2% to $1.3 million for the six-month period ended July 1, 2006 compared to the six-month period ended July 2, 2005 as a result of higher debt levels as well as higher interest rates and spreads on our credit facilities.

Income tax expense was $170,000 for the six-month period ended July 1, 2006, compared to $7.7 million for the same six-month period in 2005.  The tax expense reported this year was for our Canadian subsidiary.  At the end of the second quarter of 2005, based on the level of taxable income and projections for future taxable income, the Company determined it was no longer more likely than not that it would generate the required taxable income to fully realize the benefit of the net U.S. deferred tax asset. This resulted in a charge to tax expense of $9,194,000 in the second quarter of 2005.  This action did not affect the cash taxes paid by the Company.  At the end of the second quarter of 2006, we reached a similar conclusion, therefore we have continued to fully reserve for the entire net U.S. deferred tax asset.  We will continue to assess the valuation allowance on a regular basis and may reduce the valuation allowance if and/or when the Company has taxable income from the U.S. operations in the future.

Liquidity and Capital Resources

Liquidity

We consider our liquidity to be adequate to meet our long- and short-term cash requirements to fund operations and pursue our strategic initiatives. Historically, we have met these requirements primarily from cash generated by operating activities and periodic borrowings under the commercial credit facilities described below.

Cash Flows

At July 1, 2006, we had cash and cash equivalents of $2.1 million and working capital of $15.0 million, compared to $2.8 million and $14.8 million, respectively, at July 2, 2005.  The levels of working capital are comparable.

Cash Flows from Operations. Net cash used in operating activities was $391,000 in the six-month period ended July 1, 2006 compared to $4.0 million in the same six-month period of 2005. Contributing to the decrease are the lower operating loss in 2006, the larger reduction in trade receivables and the larger reduction in other assets.

Cash Flows from Investing Activities. Cash flows used in investing activities were $402,000 in the six-month period ended July 1, 2006. Cash used in investing activities comes from either borrowings under our credit facilities or from operations. Capital spending was $765,000, primarily the purchase of $600,000 of new grinding/polishing equipment in our manufacturing operations.  This was partly offset by the proceeds from the disposal of our retail operations in Georgia.  Cash used in investing activities in the same period in 2005 was $8.5 million.  Continued investment in our quarry, manufacturing, and retail operations, as well as $3.5 million to acquire the Rockwell quarry and approximately $600,000 to acquire the McColly retail unit accounted for this investment.

Cash Flows from Financing Activities. Net cash used in financing activities in the six-month period ended July 1, 2006 was $162,000, which consisted of repayments on the long-term debt partly offset by borrowings on our revolving line of credit.  This compares to $11.2 million provided by financing activities in the corresponding period of 2005, which consisted of borrowings under the line of credit of $8.2 million, net long-term debt borrowings of $3.3 million, and proceeds from stock options exercised of $24,000, less dividends paid on common stock of $370,000.

Capital Resources

CIT Credit Facility

We have a credit facility with the CIT Group/Business Credit and Chittenden Trust Company (the "Lenders") that expires in October 2007 and is secured by substantially all assets of the Company. The facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable, inventory and certain fixed assets.  As of July 1, 2006, we had $21 million outstanding and $9 million available under the term loan line of credit and $11.1 million outstanding and $8.9 million available under the revolving credit facility. The Lenders have placed a reserve of $2 million against the availability under the revolving credit facility with the Lenders retaining the right to over advance at their discretion.  Our loan agreement with the Lenders places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, repurchase stock and make investments or guarantees. The agreement also contains certain covenants for a minimum Operating Cash Flow to Debt Service Ratio and a limit on the Total Liabilities to Net Worth Ratio of the Company.

Minimum Operating Cash Flow to Debt Service Coverage Ratio. The facility requires the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA) less taxes paid and capital expenditures, to the sum of interest and scheduled debt repayments be at least 1.25 for any trailing twelve-month period at the end of a quarter. Primarily as a result of significant Eurimex arbitration expenses in 2004 and operating losses in 2004 and 2005, the Company has been in violation of this covenant and has received waivers and amendments of this covenant from our Lenders, which adjust the required covenant levels for the balance of 2006 and through the remaining term of the facility.  The Company was in compliance with the adjusted covenants at July 1, 2006 and expects to be in compliance with those adjusted covenants throughout the remaining term of the facility.

Total Liabilities to Net Worth Ratio. The facility also requires the ratio of the Company's total liabilities to net worth not exceed 2.0. As of July 1, 2006, the Company was in compliance with this covenant as our total liabilities to net worth ratio was 1.67.

Interest Rates. We have a multi-tiered interest rate structure on our outstanding debt with the Lenders. We can elect the interest rate structure under the credit facility based on the prime rate or LIBOR for both the revolving credit facility and the term loan. The incremental rate above or below prime and above LIBOR is based on our Funded Debt to Net Worth Ratio. Based on this ratio, our current rates are 25 basis points higher than the lowest incremental rates currently available to us.  In addition, the incremental interest rates under our credit facility were increased by a total of 50 basis points during 2005 in connection with the amendments noted above.  Because the Company was in compliance with the terms of the amendments noted above, effective July 2, 2006 our rates were reduced by 25 basis points.  The rates in effect as of July1, 2006 were as follows:

	Amount	Formula	Effective Rate

Revolving Credit Facility	$142,000	Prime + 0.25%	8.50%
Revolving Credit Facility	11.0 million	LIBOR + 2.25%	7.67%
Term Loans	40,000	Prime + .50%	8.75%
Term Loans	12.5 million	LIBOR +2.50%	7.64%
Term Loans	6.0 million	LIBOR +2.50%	7.61%
Term Loans	2.5 million	LIBOR +2.50%	7.77%

Canadian Credit Facility

As of July 1, 2006, the Company had $4.0 million CDN available and $0 outstanding under a demand revolving line of credit with the Royal Bank of Canada.

Contractual Obligations

Our contractual obligations have not changed materially since December 31, 2005, as disclosed in our annual report on Form 10-K. Our primary need for capital will be to maintain and improve our quarry, manufacturing, and retail facilities. We have less than $2 million budgeted for capital expenditures in 2006. We believe the combination of cash flow from operations and our credit facility will be sufficient to fund our operations for the next twelve months.

Seasonality

Historically, the Company's operations have experienced certain seasonal patterns. Generally our net sales have been highest in the second or third quarter and lowest in the first quarter of each year primarily due to weather. Cemeteries in northern areas generally do not accept granite memorials during winter months when the ground is frozen because monuments cannot be properly set under those conditions. In addition, we typically close certain of our Vermont and Canadian quarries during these months because of increased operating costs attributable to adverse weather conditions. As a result, we have historically incurred a net loss during the first three months of each calendar year.

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

The Company is subject to foreign currency exchange rate risk primarily from the operations of its Canadian subsidiary. At July 1, 2006, the Canadian subsidiary had net assets of $10.3 million exposed to changes in the Canadian/ U.S. dollar exchange rate. Although fluctuations in this exchange rate have not been significant historically, the effect of the change in the exchange rate in the second quarter of 2006 was $493,000.

Item 4.	Controls and Procedures

(a)  Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.  See the disclosure contained in "Risk Factors that May Affect Future Results" in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2005 for disclosure on the status of the Company's efforts to document and test its internal controls.

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

The Company held its annual meeting of stockholders on June 22, 2006 (the "Annual Meeting"), to elect two Class III directors and to ratify the selection of Grant Thornton LLP as the Company's registered public accounting firm for the 2006 fiscal year.

Richard C. Kimball and Kurt M. Swenson were elected to serve as Class III directors for a three-year term expiring at the annual meeting of stockholders in 2009 and until their successors are duly elected and qualified. James L. Fox and Charles M. Waite continue to serve as Class I directors for a term expiring at the annual meeting of stockholders in 2007 and until their successors are duly elected and qualified. Pamela G. Sheiffer and Frederick E. Webster Jr. continue to serve as Class II directors for a term expiring at the annual meeting of stockholders in 2008 and until their successors are duly elected and qualified.

The following table sets forth the number of votes cast for, against or withheld, as well as the number of abstentions, as to the election of each of Richard C. Kimball and Kurt M. Swenson and the ratification of the selection of Grant Thornton LLP as the Company's independent auditors of the 2006 fiscal year.

	Votes For	Votes Withheld/ Votes Against	Abstentions
Election of
Richard C. Kimball	6,823,784	97,535	—
Kurt M. Swenson	6,823,284	98,035	—

Grant Thornton LLP	6,908,396	11,963	960

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

	Number	Exhibits

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

10.1

Form of Collective Bargaining Agreement dated April 29, 2006 by and between Rock of Ages Corporation – Quarries Division and the United Steelworkers of America, AFL-CIO-CLC on behalf of Amalgamated Local #4.

10.2

Form of Collective Bargaining Agreement dated April 29, 2006 by and between Rock of Ages Corporation – Quarries Division and the United Steelworkers of America, AFL-CIO-CLC on behalf of Amalgamated Local #4.

	10.3	Amendment No. 1 to Employment Agreement of Nancy Rowden Brock dated April 10, 2006.

	10.4	Amendment No. 2 to Employment Agreement of Peter A. Friberg dated April 20, 2006.

	10.5	Amendment to Salary Continuation Agreement of Peter A. Friberg dated April 20, 2006.

	10.6	Amendment No. 1 to Employment Agreement of Kurt M. Swenson dated April 20, 2006.

	10.7	Amendment to Salary Continuation Agreement of Kurt M. Swenson dated April 20, 2006.

10.8

Employment of Agreement of Douglas S. Goldsmith dated June 16, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2006)

10.9

Employment of Agreement of Michael B. Tule dated June 16, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2006)

	10.10	Purchase and Sale Agreement dated July 28, 2006 by and between Rock of Ages Corporation, Carolina Quarries, Inc. and New England Stone Industries, LLC.

	31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports Submitted on Form 8-K:

On April 10, 2006, the Registrant filed a report on Form 8-K pursuant to Item 4.02(a) (Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review) to report it would be reclassifying freight charges and that it intended to reflect the reclassification of the freight charges in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

On April 27, 2006, the Registrant filed a report on Form 8-K pursuant to Item 7.01 (Regulation FD Disclosure) to report it had issued a press release announcing it would be reporting results for the First Quarter ended April 1, 2006 and a conference call had been scheduled for May 9, 2006.

On May 1, 2006, the Registrant filed a report on Form 8-K pursuant to Item 1.01 (Entry Into a Material Definitive Agreement) to report it had concluded negotiations on new collective bargaining agreements with the two unions representing the production workforce in its quarries and manufacturing plants located in Barre, Vermont.

On May 9, 2006, the Registrant filed a report on Form 8-K pursuant to Item 2.02 (Results of Operations and Financial Conditions), Item 5.02 (Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers), Item 8.01 (Other events) and Item 9.01 (Financial Statements and Exhibits) to report it had issued a press release announcing financial results for the first quarter ended April 1, 2006. The Registrant also reported the resignation of Rick Wrabel, President and Chief Operating Officer of the Memorials Division. The Registrant also reported it had issued a press release announcing the appointment of Richard Urbach as President and Chief Operating Officer of the Memorials Division.

On May 26, 2006, the Registrant filed a report on Form 8-K pursuant to Item 1.01 (Entry Into a Material Definitive Agreement), Item 1.02 (Amendment or Termination of a Material Definitive Agreement) and Item 9.01 (Financial Statements and Exhibits) to report on May 23, 2006 ,the Company had entered into resignation and severance agreements with Rick Wrabel President and Chief Operating Officer of the Memorials Division and Caryn A. Crump, Senior Vice President/Marketing of the Memorials Division. The Registrant also reported on May 24, 2006 the Company entered into an Amendment of Richard Urbach's employment agreement. The Registrant also reported the employment agreements of Rick Wrabel, Caryn A. Crump and three other individuals were terminated effective June 5, 2006.

On June 16, 2006, the Registrant filed a report on Form 8-K pursuant to Item 1.01 (Entry Into a Material Definitive Agreement) and Item 9.01 (Financial Statements and Exhibits) to announce on June 16, 2006, the Company entered into an employment agreement with Douglas S. Goldsmith, President and Chief Operating Officer of the Quarries Division and Michael B. Tule, Senior Vice President, General Counsel and Secretary.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ROCK OF AGES CORPORATION

Dated: August 14, 2006	By: /s/ Nancy Rowden Brock Nancy Rowden Brock Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

Number	Exhibits

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

10.1

Form of Collective Bargaining Agreement dated April 29, 2006 by and between Rock of Ages Corporation – Quarries Division and the United Steelworkers of America, AFL-CIO-CLC on behalf of Amalgamated Local #4.

10.2

Form of Collective Bargaining Agreement dated April 29, 2006 by and between Rock of Ages Corporation – Quarries Division and the United Steelworkers of America, AFL-CIO-CLC on behalf of Amalgamated Local #4.

10.3	Amendment No. 1 to Employment Agreement of Nancy Rowden Brock dated April 10, 2006.

10.4	Amendment No. 2 to Employment Agreement of Peter A. Friberg dated April 20, 2006.

10.5	Amendment to Salary Continuation Agreement of Peter A. Friberg dated April 20, 2006.

10.6	Amendment No. 1 to Employment Agreement of Kurt M. Swenson dated April 20, 2006.

10.7	Amendment to Salary Continuation of Kurt M. Swenson dated April 20, 2006.

10.8

Employment of Agreement of Douglas S. Goldsmith dated June 16, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2006)

10.9

Employment of Agreement of Michael B. Tule dated June 16, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2006)

10.10	Purchase and Sale Agreement dated July 28, 2006 by and between Rock of Ages Corporation, Carolina Quarries, Inc. and New England Stone Industries, LLC.

31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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