Form 10-Q
period 2006-09-30
ROCK OF AGES CORP
filed 2006-11-13
CIK 84581

Click here to go to the Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

 FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2006

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

As of November 13, 2006, 4,660,800 shares of Class A Common Stock and 2,738,596 shares of Class B Common Stock of the registrant were outstanding.

ROCK OF AGES CORPORATION

INDEX

Form 10-Q for the Quarterly Period
Ended September 30, 2006

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2, contains statements that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates and projections about our business or expected events based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual events, results or outcomes may differ materially from what is expressed or forecasted in such forward-looking statements. All statements other than statements of historical fact could be deemed forward-looking statements, and may include projections of revenue, gross profit, expenses, earnings or losses from operations or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions may include the ability of the Company to renew its credit facility in 2007, the ability of the Company to maintain compliance with the financial covenants in its existing credit facility, the challenge of restoring the profitability of Rock of Ages' retail operations; uncertainties involving quarry yields and demand for Rock of Ages' dimension stone; changes in demand for the Company's products; product mix; the timing of customer orders and deliveries; the impact of competitive products and pricing; the success of the Company's branding program; weather conditions; and other risks and uncertainties described herein, including, but not limited to the items discussed in "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, and in Part II, Item 1A of this report, and that are otherwise described from time to time in the Company's reports filed with the Securities and Exchange Commission.

 We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

PART 1:  FINANCIAL INFORMATION
Item 1:  Financial Statements

ROCK OF AGES CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$3,171	$2,824
Trade receivables, net	12,408	14,720
Inventories	25,504	24,478
Other current assets	1,540	2,686
Assets of discontinued operations — held for sale	295	—

Total current assets	42,918	44,708

Property, plant and equipment, net	47,256	49,634
Cash surrender value of life insurance, net	782	731
Goodwill	387	387
Other intangibles, net	523	598
Intangible pension asset	574	574
Long-term Investments	798	728
Other	1,113	1,252

Total assets	$94,351	$98,612

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Borrowings under line of credit, net	$12,515	$10,499
Current installments of long-term debt	650	661
Current installments of salary continuation	463	469
Trade payables	1,975	2,006
Accrued expenses	3,711	3,443
Customer deposits	8,268	7,059

Total current liabilities	27,582	24,137

Long-term debt, excluding current installments	20,490	21,445
Salary continuation, net of current installments	6,061	6,070
Accrued pension cost	3,542	3,550
Deferred tax liability	73	70
Other	2,157	1,864

Total liabilities	59,905	57,136

Commitments
Stockholders' equity
Preferred stock - $.01 par value; 2,500,000 shares authorized; none issued
Common stock - Class A, $.01 par value; 30,000,000 shares authorized; 4,660,800 shares issued and outstanding as of September 30, 2006 and December 31, 2005	47	47
Common stock - Class B, $.01 par value; 15,000,000 shares authorized; 2,738,596 shares issued and outstanding as of September 30, 2006 and December 31, 2005	27	27
Additional paid-in capital	65,551	65,551
Accumulated deficit	(28,896)	(21,431)
Accumulated other comprehensive loss	(2,283)	(2,718)

Total stockholders' equity	34,446	41,476

Total liabilities and stockholders' equity	$94,351	$98,612

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
		(Restated)		(Restated)

Net revenue:
Quarry	$6,582	$8,351	$17,379	$19,289
Manufacturing	5,834	6,973	17,398	17,569
Retail	8,148	8,472	22,152	26,635

Total net revenue	20,564	23,796	56,929	63,493

Gross profit:
Quarry	1,717	2,354	2,811	3,175
Manufacturing	1,674	2,312	4,677	5,137
Retail	4,283	4,456	11,435	14,116

Total gross profit	7,674	9,122	18,923	22,428

Selling, general and administrative expenses:
Quarry	736	957	2,198	2,703
Manufacturing	1,008	1,305	3,144	3,788
Retail	4,057	6,590	13,195	19,448
Retail restructuring costs	—	—	1,685	—

Total SG&A expenses	5,801	8,852	20,222	25,939

Divisional operating income (loss):
Quarry	981	1,397	613	472
Manufacturing	666	1,007	1,533	1,349
Retail	226	(2,134)	(3,445)	(5,332)

Divisional operating income (loss)	1,873	270	(1,299)	(3,511)

Unallocated corporate overhead	1,167	1,358	3,768	4,153
Impairment of long-lived assets	—	—	100	—
Foreign exchange loss	—	—	16	—

Income (loss) from continuing operations before interest and taxes	706	(1,088)	(5,183)	(7,664)

Interest expense	665	528	1,932	1,273

Income (loss) from continuing operations before taxes	41	(1,616)	(7,115)	(8,937)

Income tax expense	206	70	377	7,810

Loss from continuing operations	(165)	(1,686)	(7,492)	(16,747)

Discontinued operations, net of income taxes	54	(32)	26	(70)

Net loss	$(111)	$(1,718)	$(7,466)	$(16,817)

Per share information:
Net income (loss) per share — basic and diluted:
Loss from continuing operations	(0.02)	(0.23)	(1.01)	(2.26)
Discontinued operations	0.01	—	—	(0.01)

Net loss per share — basic and diluted	$(0.01)	$(0.23)	$(1.01)	$(2.27)

Weighted average number of common shares outstanding—basic and diluted	7,399	7,399	7,399	7,398

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,	October 1,
	2006	2005

Cash flows from operating activities:
Net loss	$(7,466)	$(16,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of assets	10	—
Depreciation, depletion and amortization	3,076	3,424
Deferred taxes	3	7,449
Write-down of goodwill	—	318
CSV of life insurance	(51)	—
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	2,218	153
Due from related parties	(28)	(32)
Inventories	(1,288)	(2,465)
Long-term investments	—	3,500
Other assets	1,225	(2,371)
Trade payables, accrued expenses and income taxes	187	923
Customer deposits	1,512	1,319
Salary continuation, pension and post-employment benefits	55	551
Other liabilities	221	(15)

Net cash used in operating activities	(326)	(4,063)

Cash flows from investing activities:
Purchases of property, plant and equipment	(962)	(5,131)
Acquisitions, net of cash acquired	—	(4,140)
Proceeds from sale of assets, net of cash disposed of	363	—

Net cash used in investing activities	(599)	(9,271)

Cash flows from financing activities:
Net borrowings under line of credit	2,015	3,932
Principal payments on long-term debt	(966)	(242)
Borrowings on long-term debt	—	9,689
Stock options exercised	—	24
Dividends paid on common stock	—	(555)

Net cash provided by financing activities	1,049	12,848

Effect of exchange rate changes on cash	223	291

Net increase (decrease) in cash and cash equivalents	347	(195)

Cash and cash equivalents, beginning of period	2,824	4,298

Cash and cash equivalents, end of period	$3,171	$4,103

Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,967	$1,240
Income taxes, net	375	663
Supplemental disclosure of non-cash investing and financing activities:
Acquisitions:
Assets acquired	$—	$4,361
Liabilities assumed	—	(221)

Cash paid for acquisitions	$—	$4,140

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles ("GAAP") for complete financial statements are not included herein. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report Form 10-K (SEC File No. 000-29464, filed April 17, 2006).

In this report, the terms "Company", "we", "us", or "our" mean Rock of Ages Corporation and all subsidiaries included in our consolidated financial statements.

The Company's fiscal year ends on December 31 and its fiscal quarters are the 13-week periods ending on the Saturday nearest March 31, June 30 and September 30. As a result, the first and fourth quarter may be more or less than 13 weeks, by 1 to 6 days, which can affect comparability between periods.

(2)	Restatement of Financial Statements

As previously reported in its 2005 Annual Report on Form 10-K, the Company has restated its consolidated financial statements for the quarter and nine months ended October 1, 2005. The restatement reflects adjustments in the statement of operations related to the classification of shipping and handling costs in its quarry and manufacturing segments in order to be compliant with Emerging Issues Task Force ("EITF") Consensus No. 00-10, "Accounting for Shipping and Handling Fees and Costs." The Company's prior method of accounting for certain shipping and handling costs to deliver products to its customers' designated location was to include these costs as a deduction from net revenues. Such costs are now included in cost of sales. The impact of the restatement was to increase net sales and cost of sales by $1,762,000 and $3,481,000 from the previously reported amounts for the three-month and nine-month periods ended October 1, 2005, respectively. The restatement had no impact on total gross profit, loss from continuing operations, net loss or earnings per share for the periods restated.

(3)	Discontinued Operations

On July 28, 2006, the Company signed a purchase and sale agreement for the sale of its Kershaw and Coral Gray quarry properties and associated assets located in South Carolina.  The selling price for the two properties and assets was $1,050,000.  On October 19, 2006, the Company signed an amendment to the purchase and sale agreement, pursuant to which the purchase price was reduced to $900,000 and the closing date extended to a date not later than November 17, 2006. In connection with this amendment, the Company received a $100,000 deposit, which is refundable only in the event that the Company is unable to deliver marketable title to the properties.

Upon consummation of the sale of the Kershaw properties, which is expected to occur in the fourth quarter of 2006, the Company estimates that it will recognize a gain of approximately $600,000. The decision to sell this quarry represents a disposal of long-lived assets under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." Accordingly, results of this business have been classified as discontinued operations, and prior periods have been restated to reflect this reclassification. For business reporting purposes, the Kershaw quarry was previously classified in the quarry segment.

Operating results from the Kershaw Quarry are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005

Net sales	$110	$155	$379	$329
Gross profit (loss)	54	(32)	26	(70)
Pretax income (loss)	54	(32)	26	(70)
Net income (loss)	54	(32)	26	(70)

(4)	Stock-Based Compensation

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

Under the terms of the Amended and Restated 1994 Stock Plan, 1,500,000 options were reserved for issuance to key employees and directors to purchase equivalent shares of common stock. The options granted prior to 1999 had a five-year term and vested at 20% per year; options granted in 1999 and 2000 had a four-year term and vested at 25% per year; options granted in 2002 have a 10 year term and vest at 20% per year after the first year and options granted in 2004 and 2005 have terms from one to five years and vest at various rates from 20% to 100% per year.

In the fourth quarter of 2005, the Board of Directors voted to accelerate the vesting of all unvested stock options previously awarded to officers, directors and employees. The primary purpose of accelerating the vesting of these options was to reduce the Company's future reported compensation expense upon the adoption of SFAS No. 123R, "Share Based Payment" (SFAS No. 123R) in the first quarter of 2006.  As a result, options to purchase approximately 333,600 shares of Class A common stock which would have vested over the next 48 months became immediately exercisable. Restrictions were imposed on any shares received through the exercise of accelerated options that prevent the sale of any of these shares prior to the original vesting date of the option.

The following tables set forth stock option activity for the periods ended September 30, 2006 and October 1, 2005 and information on outstanding and exercisable options at September 30, 2006:

	Nine Months Ended

	September 30, 2006		October 1, 2005

	Number Of Options	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price

Outstanding at beginning of period	528,000	$6.51	498,000	$6.56

Granted	—	—	65,000	6.02
Exercised	—	—	(4,000)	(5.98)
Canceled	(257,000)	(6.96)	(21,000)	(6.62)

Outstanding at end of period	271,000	$6.08	538,000	$6.50

Exercisable at end of period	271,000	$6.08	204,399	$6.32

Weighted average remaining contractual life	5.6 years

Exercise Price	Number of Options Outstanding And Exercisable	Weighted Average Remaining Contractual Life

$5.98	234,000	5.4 Years
$8.21	12,000	1.8 Years
$6.02	25,000	8.8 Years

	271,000

At September 30, 2006, the closing price of the Company's stock was less than the exercise price of the outstanding options; therefore there was no aggregate intrinsic value of outstanding options. The intrinsic value of options exercised during the first nine months of 2005 was $3,680.

Options are granted at the previous day's closing price of the Company's stock at the date of grant. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The per share weighted average fair value of stock options granted throughout 2005 was $4.53 determined by using the following weighted average assumptions: risk-free interest rate of 3.9%; dividend yield of 1.67%; expected volatility of 109%, and expected life of seven (7) years. The expected volatility was measured using a weighted average of historical daily price changes of the Company's stock over a period that we think most likely represents future price changes. The expected life is the number of years that the Company estimates, based primarily on historical experience, that the options will be outstanding prior to exercise. There were no stock options granted in the first nine months of 2006. Because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single value of the options and may not be representative of the future price of the Company's stock.

In the first quarter of 2006, the Company adopted the provisions of SFAS No. 123R, which replaced SFAS No. 123, "Accounting for Stock-Based Compensation", and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. Adoption by the Company of SFAS 123R on January 1, 2006 had no cumulative effect as of that date, and no impact on the results of operations for the nine months ended September 30, 2006.

Had we elected to recognize compensation cost in 2005 for all of the plans based upon the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123R, net loss and loss per share would have been as follows (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	October 1, 2005	October 1, 2005

Net loss, as reported	$(1,718)	$(16,817)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(146)	(406)

Net loss, pro forma	$(1,864)	$(17,223)

Net loss per share, as reported	$(0.23)	$(2.27)
Net loss per share, pro forma	(0.25)	(2.33)
Net loss per share - assuming dilution, as reported	(0.23)	(2.27)
Net loss per share - assuming dilution, pro forma	(0.25)	(2.33)

(5)	Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2006	2005

Raw materials	$13,841	$12,989
Work-in-process	1,678	1,442
Finished goods and supplies	9,985	10,047

Total inventories	$25,504	$24,478

(6) Earnings Per Share

The following is a reconciliation of shares used in calculating basic and diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005

Basic weighted average shares	7,399	7,399	7,399	7,398
Effect of dilutive stock options	—	—	—	—

Diluted weighted average shares	7,399	7,399	7,399	7,398

Options to purchase 271,000 and 538,000 shares of Class A common stock were outstanding at September 30, 2006 and October 1, 2005, respectively, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

(7) Segment Information

The Company is organized based on the products and services it offers to various customer groups. Under this organizational structure, the Company operates in three segments: quarry, manufacturing and retail.

The quarry segment extracts granite from the ground and sells it to our manufacturing segment and to outside manufacturers, including customers in Europe and China.  There was no single customer that represented more than 10% of accounts receivable at September 30, 2006 and one quarry customer that represented approximately 11% of accounts receivable at December 31, 2005.

The manufacturing segment's principal products are granite memorials and mausoleums used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications.

The retail segment engraves and sells memorials at seventy-six locations in sixteen states throughout the United States.

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

Inter-segment revenues are recorded as if the sales were to third parties and are eliminated in consolidation.

The following is the segment information for the three- and nine-month periods ended September 30, 2006 and October 1, 2005 (as restated, see Note 2) (in thousands):

Three-month period:

2006	Quarry	Manufacturing	Retail	Corporate Overhead and Other	Total

Total net revenues	$7,338	$8,143	$8,148	$—	$23,629
Inter-segment net revenues	(756)	(2,309)	—	—	(3,065)

Net revenues	6,582	5,834	8,148	—	20,564

Total gross profit	1,909	1,541	4,224	—	7,674
Inter-segment gross profit (loss)	(192)	133	59	—	—

Gross profit	1,717	1,674	4,283	-	7,674

Selling, general, and administrative expenses	736	1,008	4,057	1,167	6,968

Income (loss) from continuing operations before interest and taxes	$981	$666	$226	$(1,167)	$706

2005 (as restated)	Quarry	Manufacturing	Retail	Corporate Overhead and Other	Total

Total net revenues	$9,366	$9,428	$8,472	$—	$27,266
Inter-segment net revenues	(1,015)	(2,455)	—	—	(3,470)

Net revenues	8,351	6,973	8,472	—	23,796

Total gross profit	2,694	2,126	4,302	—	9,122
Inter-segment gross profit	(340)	186	154	—	—

Gross profit	2,354	2,312	4,456	—	9,122

Selling, general and administrative expenses	957	1,305	6,590	1,358	10,210

Income (loss) from continuing operations before interest and taxes	$1,397	$1,007	$(2,134)	$(1,358)	$(1,088)

 Nine-month period:

2006	Quarry	Manufacturing	Retail	Corporate Overhead and Other	Total

Total net revenues	$19,175	$23,878	$22,152	$—	$65,205
Inter-segment net revenues	(1,796)	(6,480)	—	—	(8,276)

Net revenues	17,379	17,398	22,152	—	56,929

Total gross profit	3,095	4,497	11,331	—	18,923
Inter-segment gross profit	(284)	180	104	—	—

Gross profit	2,811	4677	11,435	—	18,923

Selling, general, and administrative expenses	2,198	3,144	13,195	3,768	22,305
Retail restructuring costs	—	—	1,685	—	1,685
Impairment of long-lived assets	—	—	—	100	100
Foreign exchange loss	—	—	—	16	16

Total operating expenses	2,198	3,144	14,880	3,884	24,106

Income (loss) from continuing operations before interest and taxes	$613	$1,533	$(3,445)	$(3,884)	$(5,183)

2005 (as restated)	Quarrying	Manufacturing	Retailing	Corporate Overhead and Other	Total

Total net revenues	$21,708	$24,987	$26,635	$—	$73,330
Inter-segment net revenues	(2,419)	(7,418)	—	—	(9,837)

Net revenues	19,289	17,569	26,635	—	63,493

Total gross profit	3,719	5,115	13,594	—	22,428
Inter-segment gross profit	(544)	22	522	—	—

Gross profit	3,175	5,137	14,116	—	22,428

Selling, general and administrative expenses	2,703	3,788	19,448	4,153	30,092

Income (loss) from continuing operations before interest and taxes	$472	$1,349	$(5,332)	$(4,153)	$(7,664)

 Net revenues by geographic area are as follows (in thousands):

	Three Months Ended		Nine Months Ended
		October 1,		October 1,
	September 30,	2005	September 30,	2005
	2006	As Restated	2006	As Restated

Net revenues (1):
United States	$17,761	$20,899	$50,089	$56,458
Canada	2,662	2,717	6,565	6,549
Ukraine	141	180	275	486

Total net revenues	$20,564	$23,796	$56,929	$63,493

(1)	Net revenues are attributed to countries based on where product is produced.

 Net property, plant and equipment by geographic area are as follows (in thousands):

	September 30,	December 31,
	2006	2005

United States	$43,849	$45,798
Canada	3,354	3,761
Luxembourg	53	75

	$47,256	$49,634

(8)	Comprehensive Income (Loss)

Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005

Net loss	$(111)	$(1,718)	$(7,466)	$(16,817)
Other comprehensive income (loss):
Foreign currency translation adjustment	(59)	682	392	345
Investment available for sale	60	—	43	—

Comprehensive income (loss)	$(110)	$(1,036)	$(7,031)	$(16,472)

The accumulated other comprehensive loss consists of the following components (in thousands):

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Investment Available for Sale	Accumulated Other Comprehensive Loss

Balance at December 31, 2005	$1,728	$(4,618)	$172	$(2,718)
Changes in 2006	392	—	43	435

Balance at September 30, 2006	$2,120	$(4,618)	$215	$(2,283)

(9)	Components of Net Periodic Benefit Cost

The components of the net periodic benefit cost for the Company's non-union defined benefit pension, salary continuation and other post-employment benefit plans are as follows (in thousands):

	Three Months Ended September 30, 2006 and October 1, 2005

	NON-UNION PENSION BENEFITS		SALARY CONTINUATION BENEFITS		OTHER POST-EMPLOYMENT BENEFITS

	2006	2005	2006	2005	2006	2005

Service cost	$125	$182	$—	$3	$6	$4
Interest cost	342	326	78	76	29	30
Expected return on plan assets	(381)	(356)	—	—	—	—
Amortization of prior service costs	35	35	28	19	24	26
Amortization of net (gain) loss	68	49	—	—	—	—

Net periodic benefit cost	$189	$236	$106	$98	$59	$60

	Nine Months Ended September 30, 2006 and October 1, 2005

	NON-UNION PENSION BENEFITS		SALARY CONTINUATION BENEFITS		OTHER POST-EMPLOYMENT BENEFITS

	2006	2005	2006	2005	2006	2005

Service cost	$392	$546	$—	$9	$18	$12
Interest cost	1,028	978	234	228	87	90
Expected return on plan assets	(1,142)	(1,068)	—	—	—	—
Amortization of prior service costs	105	105	84	57	72	78
Amortization of net (gain) loss	217	147	—	—	—	—

Net periodic benefit cost	$600	$708	$318	$294	$177	$180

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

During the quarter ended July 1, 2006, the Company received from its actuaries revised estimates of net periodic pension costs for the non-union pension plan and adjusted the expenses accordingly. This revision was attributable to more accurate census information reflecting staffing changes during the first half of the year.

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2005 that it expected to contribute $945,000 to the defined benefit pension plan during 2006. As of September 30, 2006, $590,625 has been contributed. The Company is not required to make any additional contributions in 2006 but is currently evaluating whether to do so.

(10)	Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, "Accounting for Income Taxes" (FIN 48). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect, if any, that the adoption of FIN 48 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"). This Statement requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. It also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The provisions of SFAS No. 158 will be applied as of December 31, 2006 and we are evaluating the effect that its adoption will have on our financial statements. This impact will depend upon the actual investment performance for the year 2006 as well as the applicable discount rate and other applicable actuarial assumptions which will be reflected in the actuarial report for the year ending December 31, 2006 to be received by the Company in the first quarter of 2007. If this new accounting requirement had been in effect as of December 31, 2005, the Company would have been required to recognize as a reduction to stockholders' equity additional unfunded retirement liabilities of approximately $5,000,000 based on the actuarial report for that date.

In September 2006, the SEC issued Staff Accounting Bulletin 108 ("SAB 108"), which expresses the staff's views regarding the process of quantifying financial statement misstatements. The interpretation addresses diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. It provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for the Company's year ending December 31, 2006. The Company does not expect the adoption of SAB 108 to have a material impact on its financial statements.

(11)	Credit Facility

We have a credit facility with the CIT Group/Business Credit and Chittenden Trust Company ("Lenders") that expires in October 2007 and is secured by substantially all assets of the Company located in the United States. The facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable, inventory and certain fixed assets. As of September 30, 2006, we had $21 million outstanding and $9 million available under the term loan line of credit and $12.5 million outstanding and $7.5 million available under the revolving credit facility. Our Lenders have placed a reserve of $2 million against the availability under the revolving credit facility and have retained the right to over advance at their discretion. The loan agreement governing our credit facility places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, repurchase stock and make investments or guarantees. The agreement also contains certain covenants for a minimum Operating Cash Flow to Debt Service Ratio and a limit on the Total Liabilities to Net Worth Ratio of the Company.

Minimum Operating Cash Flow to Debt Service Coverage Ratio. The facility requires the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA) less taxes paid and capital expenditures, to the sum of interest and scheduled debt repayments (the "Coverage Ratio") be at least 1.25 for any trailing twelve-month period at the end of a quarter. Primarily as a result of significant Eurimex arbitration expenses in 2004 and operating losses in 2004 and 2005, we have been in violation of this covenant and have received waivers and amendments of this covenant from our Lenders, which adjust the required covenant levels for the balance of 2006 and through the remaining term of the facility. We were in compliance with the adjusted Coverage Ratio covenants at July 1, 2006. In October 2006, our Lenders amended (the "Amendment") our credit facility and changed the method of calculating the Coverage Ratio for the trailing four quarters by allowing the Company to exclude the $1,685,000 retail restructuring charge taken in the second quarter of 2006. With the Amendment, the Company was in compliance with the Coverage Ratio covenant at September 30, 2006 and expects to be in compliance with the Coverage Ratio covenant throughout the remaining term of the credit facility.

Total Liabilities to Net Worth Ratio. Our credit facility also requires that the ratio of our total liabilities to net worth ("Leverage Ratio") not exceed 2.0. Pursuant to the Amendment described above, the calculation of the Leverage Ratio was changed by excluding from that calculation any change in tangible net worth (up to a maximum of $6,000,000) directly resulting from the Company's compliance with SFAS No. 158. In relevant part, SFAS No. 158 will require us to place on our books certain unrecognized and unfunded retirement liabilities as of December 31, 2006. As of September 30, 2006, we were in compliance with the Leverage Ratio covenant and with the Amendment, and we expect to be in compliance with this covenant throughout the remaining term of the credit facility.

Expiration of Credit Facility. Our credit facility with our lenders expires in accordance with its terms on October 27, 2007, and, in accordance with GAAP, the entire amount due under our credit facility will be classified as a current liability as of December 31, 2006 unless the Company enters into a new financing arrangement before the release of the Company's fourth quarter and year end 2006 results. The Company plans to begin discussions on the renewal of the facility in the first quarter of 2007.

Canadian Credit Facility. As of September 30, 2006, the Company had $4.0 million CDN available and $0 outstanding under a demand revolving line of credit with the Royal Bank of Canada.

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

In February 2005, we acquired the Rockwell White quarry in Rockwell, North Carolina for a purchase price of $3.5 million. The acquisition was accounted for by the purchase method of accounting. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by management based on information currently available and on current assumptions as to future operations. We evaluated the intangible assets and determined that the customer list had an estimated value of $310,000. The remaining excess of the purchase price over fair value of net assets acquired of $387,000 was assigned to goodwill.

(13)	Valuation Allowance for Deferred Taxes Asset

At April 2, 2005, management believed it was more likely than not that the results of future operations would generate sufficient taxable income to realize the net U.S. deferred tax assets including a federal net operating loss carryover of $3,268,000. Accordingly, we recorded a total U.S. and Canadian tax benefit of $1,765,000 in the first quarter of 2005 resulting in a net deferred tax asset on the Company's books as of April 2, 2005 of $9.2 million. At the end of the second quarter of 2005, based on the level of taxable income and projections for future taxable income, the Company determined it was no longer more likely than not that it would generate the required taxable income to fully realize the benefit of the net U.S. deferred tax assets then on our books.  As such, we adjusted our valuation allowance against the deferred tax assets to fully reserve for the entire net U.S. deferred tax asset of $9.2 million then on our books. At the end of the third quarter of 2006, we reached a similar conclusion, therefore we have continued to fully reserve for the entire net U.S. deferred tax asset. We will continue to assess the valuation allowance on a regular basis and may reduce the valuation allowance if and/or when the Company has taxable income from its U.S. operations.

(14)	Goodwill

We assess the impairment of goodwill in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 require a two-step test be performed. First, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded.  In the first quarter of 2006, we performed our annual assessment for the quarry unit. We calculated the fair value of the quarry unit based on estimated expected discounted future cash flows using the Company's weighted average cost of capital. We concluded that the quarry unit could support the goodwill of $387,000.

(15)	Retail Restructuring Costs

On May 5, 2006, Rick Wrabel, President and Chief Operating Officer of the Memorials Division, resigned from employment with the Company along with three other members of the management team. Richard Urbach, formerly Regional Vice President/Western Region, was appointed President and Chief Operating Officer of the Retail Division. In connection with this change, the Company recorded a charge of $1,685,000 for the severance packages for the management team and other positions that were eliminated in the transition. At September 30, 2006 the remaining liability related to this charge was approximately $600,000. The cost of the severance packages and other costs related to the change in management have been presented separately in the Consolidated Statements of Operations as Retail Restructuring Costs.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Rock of Ages is an integrated quarrier, manufacturer, distributor and retailer of granite and products manufactured from granite. During the third quarter 2006, we had three business segments: quarry, manufacturing, and retail. The quarry division sells granite blocks to the manufacturing division and to outside domestic manufacturers, as well as to customers outside North America. The manufacturing division's principal product is granite memorials and mausoleums, used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications. The retail division primarily sells granite memorials directly to consumers.

Our quarry division had a difficult third quarter of 2006 compared to the same period last year. Although demand for our export stones improved from a year ago, lower production and yields in several quarries hampered our ability to meet the demand, so revenue and gross profit were down in third quarter of 2006 compared with the same period last year. The $1.8 million decline in revenue for the quarry division was largely accounted for by lower sales at our Bethel quarry. Somewhat lower sales at the Barre and Pennsylvania quarries were offset by improvement in shipments from our other quarries. Inspections of blocks by our customers have remained steady and we anticipate improvement in shipments in the balance of the year. The lower revenues and production issues resulted in lower gross profit and reduced gross margins when compared with third quarter last year. Reduced SG&A partly offset these declines. For the third quarter of 2006, the quarry division posted operating income of $981,000, down 30% from the same quarter last year.

Performance in the manufacturing division was as we expected for the third quarter of 2006 despite a decline in revenues. Timing of shipment of mausoleums accounts for the decline; lower sales of industrial products were largely offset by increased demand from our authorized retailers for traditional memorials.  Due to both the lower overall revenue and the reduced proportion of higher-margin products, our gross profit and gross margin percentage were down in the third quarter of 2006 compared with last year. We continue to report lower SG&A due to reduced general sales expenses, even as we have maintained the level of sales effort for the mausoleum and industrial products lines.  Operating income for our manufacturing division was down 34%, to $666,000, for the third quarter of 2006 compared with last year's third quarter.

The third quarter of 2006 was marked by significant improvement in our retail segment and we posted operating income of $226,000, compared with an operating loss of $2.1 million in last year's third quarter. Revenue was down $324,000, but on a same-store basis revenue increased $813,000, or 11%. Gross profit dollars were down compared with last year, due entirely to the lower volume. The gross margin was the same as last year's third quarter at 52.6%. Our cost-cutting and productivity improvement efforts, begun late last year and still ongoing, showed a significant impact in the third quarter, with SG&A expenses down $2.5 million, or 38%.

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

Our critical accounting policies are as follows: revenue recognition, impairment of long-lived assets, valuation of deferred tax assets and accounting for pensions and other post-employment benefits.

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

At our Barre, Vermont quarries, we allow customers to purchase granite blocks and request that we store the blocks for them. Many of our customers do not have adequate storage space at their facilities and want to ensure an adequate supply of blocks, especially when the Barre quarries are closed from mid-December through mid-March because of weather. Our quarry division recognizes revenue from blocks purchased when the customer selects and identifies the block at the quarry site and the customer requests the block be stored, when they have significant business reasons to do so. At that time, the block is removed from our inventory, the customer's name is printed on the block and title and risk of ownership passes to the buyer. The customer is invoiced and normal payment terms apply, except in the case of December terms described below. Granite blocks owned by customers remain on our property for varying periods of time after title passes to the buyer. We retain a delivery obligation using our trucks. However, we consider the earnings process substantially complete because the cost of delivery service is inconsequential (less than 3%) in relation to the price. Further, under industry terms of trade, title passes and the payment obligation is established when the block is identified at the quarry.

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

Manufacturing Division

Rock of Ages does not record a sale, nor do we record gross profit, at the time granite is transferred to the manufacturing division from our quarries. We record revenue and gross profit related to internally transferred granite only after the granite is manufactured into a finished product and sold to an outside customer. Manufacturing revenues related to outside customers are recorded when the finished product is shipped from our facilities or set in the cemetery if we are responsible for the setting. Manufacturing revenues related to internally transferred finished products to our owned retail outlets are recorded when ultimately sold to an outside customer.

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

We assess impairment of goodwill in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 require that a two-step test be performed. First, the fair value of each reporting unit will be compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded. In connection with acquisitions, any excess of the purchase price over the fair value of net tangible assets is first applied to identifiable intangible assets, such as customer lists, with any excess assigned to goodwill. The goodwill on our balance sheet at September 30, 2006 and December 31, 2005 of $387,000 relates to the Rockwell quarry acquisition, which was completed in the first quarter of 2005. In the first quarter of 2006 we performed our annual impairment analysis of this goodwill, calculating the fair value of the quarry unit based on estimated expected cash flows using the Company's weighted average cost of capital. We concluded that the quarry unit could support the goodwill of $387,000.

We have entered into arrangements whereby we have accepted promissory notes as partial or full payment for certain transactions. Such notes have varying terms with principal and interest paid to the Company over a period of generally not more than 5 years. While most notes are secured by an interest in real property and/or assets, management must make estimates and judgments as to the collectibility of such promissory notes. Such judgments depend on many factors including current and future economic conditions, the financial condition of the debtor as well as our estimate of the net realizable value of the security interest securing the note. During the quarter ended July 1, 2006, we recorded an impairment charge of $100,000 to write off a promissory note related to the sale in 2001 of a manufacturing facility in Elberton, Georgia. We believe we have accurately assessed the collectibility of these assets, however, the above factors and other factors may cause our accounting estimates concerning the collectibility of the notes to change and future operating results could be materially impacted.

Valuation of deferred tax assets

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not some portion or all of the current and deferred tax assets will not be realized. The ultimate realization of current and deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. This assessment is made each reporting period. At the end of the second quarter of 2005, based on the level of taxable income and projections for future taxable income, the Company believed it was no longer more likely than not that it would generate the required taxable income to fully realize the benefit of the net U.S. deferred tax assets.  As such, we adjusted our valuation allowance against the deferred tax assets to fully reserve for the entire net U.S. deferred tax asset. At the end of the third quarter of 2006, we reached a similar conclusion, therefore we have continued to fully reserve for the entire net U.S. deferred tax asset. We will continue to assess the valuation allowance on a regular basis and may reduce the valuation allowance if and/or when the Company has taxable income from its U.S. operations in the future.

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

In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This Statement requires an employer to recognize the over—funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. It also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The requirement to recognize the funded status of a benefit plan and the disclosure requirements will initially be applied as of the end of the fiscal year ending after December 15, 2006 and we are evaluating the effect that its adoption will have on our financial statements. This impact will depend upon the actual investment performance for the year 2006 as well as the applicable discount rate and other applicable actuarial assumptions which will be reflected in the actuarial report for the year ending December 31, 2006 to be received by the Company in the first quarter of 2007. If this new accounting requirement had been in effect as of December 31, 2005, the Company would have been required to recognize as a reduction to stockholders' equity additional unfunded retirement liabilities of approximately $5,000,000 based on the actuarial report for that date.

Results of Operations

The following table sets forth certain operations data as a percentage of total net revenues with the exception of quarry, manufacturing and retail gross profit, and SG&A expenses, which are shown as a percentage of their respective revenues.

	Three Months Ended				Nine Months Ended
			October 1,				October 1,
	September 30,		2005		September 30,		2005
	2006		As Restated		2006		As Restated

Statement of Operations Data:
Net Revenues:
Quarry	32.0%		35.1%		30.5%		30.4%
Manufacturing	28.4%		29.3%		30.6%		27.7%
Retail	39.6%		35.6%		38.9%		41.9%

Total net revenues	100.0%		100.0%		100.0%		100.0%

Gross Profit:
Quarry	26.1%		28.2%		16.2%		16.5%
Manufacturing	28.7%		33.2%		26.9%		29.2%
Retail	52.6%		52.6%		51.6%		53.0%

Total gross profit	37.3%		38.3%		33.2%		35.3%

Operating Expenses:
Selling, general and administrative:
Quarry	11.2%		11.5%		12.6%		14.0%
Manufacturing	17.3%		18.7%		18.1%		21.6%
Retail	49.8%		77.8%		59.6%		73.0%
Retail restructuring costs	0.0%		0.0%		7.6%		0.0%
Corporate overhead	5.7%		5.7%		6.6%		6.5%

Total SG&A expenses	33.9%		42.9%		42.1%		47.4%

Impairment of long-lived assets	0.0%		0.0%		0.2%		0.0%
Foreign exchange loss	0.0%		0.0%		0.0%		0.0%

Total operating expenses	33.9%		42.9%		42.3%		47.4%

Income (loss) from continuing operations before interest and income taxes	3.4%		(4.6%	)	(9.1%	)	(12.1%	)

Interest expense	3.2%		2.2%		3.4%		2.0%

Income (loss) from continuing operations before income taxes	0.2%		(6.8%	)	(12.5%	)	(14.1%	)

Income tax expense	1.0%		0.3%		0.7%		12.3%

Loss from continuing operations	(0.8%	)	(7.1%	)	(13.2%	)	(26.4%	)

Discontinued operations, net of income taxes	0.3%		(0.1%	)	0.0%		(0.1%	)

Net loss	(0.5%	)	(7.2%	)	(13.2%	)	(26.5%	)

Three Months Ended September 30, 2006 Compared with Three Months Ended October 1, 2005

On a consolidated basis for all segments for the three-month period ended September 30, 2006, compared with the same period in 2005, revenue decreased 13.6%, gross profit decreased 15.9% and total SG&A and unallocated corporate overhead decreased 31.8% for reasons discussed in detail in the segment analyses below.

Quarry Segment Analysis

Revenue in our quarry operations for the three-month period ended September 30, 2006 was down 21.2% from the same period last year primarily as a result of decreased shipments from our Barre and Bethel quarries. Although demand for our Bethel White granite remains strong, we have encountered challenges negatively affecting production and yields so that we were not able to ship as much stone from this quarry in the third quarter. We saw lower demand for our Barre Gray granite in the third quarter. Compared with last year's third quarter, slightly higher sales from our Salisbury and Gardenia quarries were offset by lower sales from our Pennsylvania quarry.

Gross profit dollars from our quarry operations for the three-month period ended September 30, 2006 decreased 27.1% and gross profit as a percentage of revenue decreased from 28.2% of revenue to 26.1% of revenue. The decreases in gross profit dollars and gross profit as a percentage of revenue resulted from the lower sales level, lower yields and lower operating efficiencies associated with the decrease in revenue.

SG&A expenses in our quarry segment were down $221,000 or 23.1% for the three-month period ended September 30, 2006 compared to last year.  The reduction is due to lower salaries and benefits following the retirement of the former president of the quarry division and slightly lower travel expense.

Manufacturing Segment Analysis

Revenues in our manufacturing operations for the three-month period ended September 30, 2006 decreased 16.3% from the same period last year as a result of lower shipments of mausoleums. An increase in sales of traditional memorials was offset by lower sales of industrial products. Current manufacturing backlog is $9.4 million, up 5.7% over the same time last year.

Gross profit dollars from the manufacturing group decreased 27.6% and gross profit as a percentage of manufacturing revenue decreased by 4.5 percentage points for the three-month period ended September 30, 2006 compared with the same period last year. The decline in gross profit was primarily attributable to the lower proportion of shipments of mausoleums and larger memorials from our Barre manufacturing plant as well as to lower overall sales.

SG&A costs for the three-month period ended September 30, 2006 for the manufacturing group decreased $297,000 or 22.8% from the same period last year primarily as a result of our decision late in 2005 to reduce our general sales staff. Our investment in mausoleum and industrial products sales efforts is the same as last year.

Retail Segment Analysis

Revenue in our retail operations for the three-month period ended September 30, 2006 decreased 3.8%, or $324,000 from the same three-month period last year because we have fewer retail stores this year. In late 2005 and early 2006 we closed or sold 12 unprofitable stores. On a same-store basis, sales were up $813,000 or 11% in the third quarter of 2006.  Our order receipts in the third quarter of 2006 decreased $866,000 or 10.3% from the same period last year, while our current same-store backlog is down 8.4% compared to the backlog balance at the same date last year. We believe that the negative effects of the leadership transition and other changes in the retail division over the past year are beginning to abate.

Gross profit dollars from the retail operations decreased 3.9% but gross profit as a percentage of revenue remained the same as the same period last year at 52.6% of revenue. The decrease in gross profit dollars is a result of the decrease in revenues discussed above.

SG&A costs from our retail operations decreased 38.4% for the three-month period ended September 30, 2006 compared with last year and SG&A costs as a percentage of retail revenue decreased 28.0 percentage points from the same period last year. The decrease in SG&A was the result of actions begun late last year and which continued through the third quarter to assure our cost structure in retail is sized consistent with our revenue stream.

Consolidated Items

Unallocated Corporate overhead decreased $191,000 or 14.1% for the three-month period ended September 30, 2006 compared with last year. Lower compensation expenses and lower professional fees, including auditing and legal, account for the decline.

Interest expense increased 25.9%, to $665,000 for the three-month period ended September 30, 2006 compared with the same period last year as a result of higher market interest rates on our credit facilities. The interest rates paid on our credit facility are tied to prime and LIBOR, both of which were approximately 180 to 185 basis points higher in 2006 than for the same period in 2005.

Income tax expense was $206,000 for the three-month period ended September 30, 2006, attributable to the Company's Canadian subsidiary. The tax expense of the third quarter of 2005 consisted of the Canadian income tax expense of $207,000 net of a U. S. tax benefit of $137,000. At the end of the second quarter of 2005, based on the level of taxable income and projections for future taxable income, the Company determined it was no longer more likely than not that it would generate the required taxable income to fully realize the benefit of the net U.S. deferred tax asset.  At the end of the third quarter of 2006, we reached a similar conclusion, therefore we have continued to fully reserve for the entire net U.S. deferred tax asset. We will continue to assess the valuation allowance on a regular basis and may reduce the valuation allowance if and/or when the Company has taxable income from the U.S. operations in the future.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended October 1, 2005

On a consolidated basis for all segments for the nine-month period ended September 30, 2006, compared with the same period in 2005, revenue decreased 10.3%, gross profit decreased 15.6% and total SG&A and unallocated corporate overhead decreased 20.3% from the same period last year for reasons discussed in detail in the segment analyses below.

Quarry Segment Analysis

Revenue in our quarry operations for the nine-month period ended September 30, 2006 was down 9.9% from the same period last year primarily as a result of decreased shipments from our Barre Gray, Bethel White and Gardenia White quarries. Export demand for our white granites remains strong, but lower production and yields have impacted our ability to meet this demand. Domestic demand for our gray granite for memorial production has declined from last year.

Gross profit dollars from our quarry operations for the nine-month period ended September 30, 2006 decreased 11.5% and gross profit as a percentage of revenue decreased from 16.5% of revenue to 16.2% of revenue. The decreases in gross profit dollars and gross profit as a percentage of revenue were the result of the decrease in revenue despite margin improvements in Barre and Bethel.

SG&A costs in our quarry segment decreased 18.7% for the nine-month period ended September 30, 2006. The decrease reflects primarily lower compensation expense relating to the retirement of the former president of the quarries on March 31, 2006, lower marketing expenses and lower professional fees.

Manufacturing Segment Analysis

Revenue in our manufacturing operations for the nine-month period ended September 30, 2006 decreased 1.0% from the same period last year. Lower shipments of mausoleums and industrial products were offset by increased sales of traditional memorials to our authorized dealers. Current manufacturing backlog is $9.4 million, up 5.7% over the same time last year.

Gross profit dollars from the manufacturing group decreased 9.0% and gross profit as a percentage of manufacturing revenue decreased 2.3 percentage points for the nine-month period ended September 30, 2006 compared with the same period last year. The decrease in gross profit margin results from the lower proportion of higher-margin mausoleum and industrial products sales which have above average gross margins.

SG&A costs for the nine-month period ended September 30, 2006 for the manufacturing group decreased $644,000 or 17.0% compared with the same period last year primarily as a result of our decision late in 2005 to reduce our general sales staff.  Our investment in mausoleum and industrial products sales efforts is the same as last year.

Retail Segment Analysis

Revenues in our retail operations for the nine-month period ended September 30, 2006 decreased 16.8% from the same period last year. This decline is partly accounted for by the sale of our Georgia retail stores during the second quarter this year and by the sale or closure late last year of other unprofitable stores. On a same-store basis, sales were $1.9 million or 8.0% lower in the first nine months of 2006. Order receipts were down 9.9% from the same nine-month period last year, about the same as the deficit through the first half of 2006. Our current backlog is 8.4% is below the year-ago level.

Gross profit dollars from the retail operations decreased 19.0% and gross profit as a percentage of revenue decreased 1.4 percentage points compared with the same period last year. The decrease in gross profit dollars is a result of primarily the lower revenues discussed above as well as the lower margin.

SG&A costs from our retail operations decreased 23.5% for the nine-month period ended September 30, 2006 compared to last year and SG&A costs as a percentage of retail revenue decreased 5.8 percentage points from the same period last year. The decrease in SG&A was the result of actions begun late last year and which continued through the third quarter to assure our cost structure in retail is sized consistent with our revenue stream.  As we previously announced, we made significant changes in the leadership of our retail segment early in the second quarter of 2006.  Expenses associated with severance agreements and other restructuring charges amounted to approximately $1.7 million, which is shown separately in the financial statements.

Consolidated Items

Unallocated Corporate overhead decreased 9.3% for the nine-month period ended September 30, 2006 compared with the same period last year primarily as a result of lower compensation expense and lower professional services fees, including those relating to audit, legal and executive search.

Interest expense increased 51.8% for the nine-month period ended September 30, 2006 compared with the same period last year as a result of the increase in debt, higher interest rates and higher spreads charged by our banks on our credit facilities.

Income tax expense for the nine-month period ended September 30, 2006 was $377,000 compared with $7.8 million for the same period in 2005 despite consolidated losses in both years' first nine months. The tax expense reported this year was for our Canadian subsidiary. At the end of the second quarter of 2005, based on the level of taxable income and projections for future taxable income, the Company determined it was no longer more likely than not that it would generate the required taxable income to fully realize the benefit of the net U.S. deferred tax asset. This resulted in a charge to tax expense of $9,194,000 in the second quarter of 2005.  This action did not affect the cash taxes paid by the Company.  In each subsequent quarter since then, we have reached a similar conclusion, therefore we have continued to fully reserve for the entire net U.S. deferred tax asset.  We will continue to assess the valuation allowance on a regular basis and may reduce the valuation allowance if and/or when the Company has taxable income from the U.S. operations in the future.

Liquidity and Capital Resources

We consider our liquidity to be adequate to meet our short-term cash requirements to fund operations. Historically, we have met these requirements primarily from cash generated by operating activities and periodic borrowings under the commercial credit facilities described below. Our credit facility with our Lenders described below expires in accordance with its terms on October 27, 2007, and, in accordance with GAAP, the entire amount due under our credit facility will be classified as a current liability as of December 31, 2006 unless the Company enters into a new financing arrangement before the release of our fourth quarter and year end 2006 results. Accordingly, we must enter into a new financing arrangement prior to the expiration of the current credit facility on October 27, 2007 to ensure that we will have adequate liquidity to meet our long-term cash requirements. We plan to begin discussions with our lenders on the renewal of the facility during the first quarter of 2007. See Item 1A, Risk Factors.

Cash Flow

At September 30, 2006, we had cash and cash equivalents of $3.2 million and working capital of $15.3 million, compared with $4.1 million and $20.4 million, respectively, at October 1, 2005. The lower level of working capital is primarily the result of lower receivables and inventories, partially offset by lower levels of short-term debt.

Cash flows from Operations. Net cash used in operating activities was $326,000 in the nine-month period ended September 30, 2006 compared to $4.1 million in the same nine-month period of 2005. Contributing to the decrease are the lower operating loss in 2006, the larger reduction in trade receivables, the smaller increase in inventories and the reduction in other assets.

Cash flows from Investing Activities. Cash flows used in investing activities were $599,000 in the nine-month period ended September 30, 2006. Cash used in investing activities comes from either borrowings under our credit facilities or from operations. Capital spending was $962,000, primarily the purchase of $600,000 of new grinding/polishing equipment in our manufacturing operations.  This was partly offset by the proceeds from the disposal of our retail operations in Georgia.  Cash used in investing activities in the same period in 2005 was $9.3 million.  Investment in our quarry, manufacturing, and retail operations, as well as $3.5 million to acquire the Rockwell quarry and approximately $600,000 to acquire the McColly retail unit accounted for this investment.

Cash flows from Financing Activities.Net cash provided by financing activities in the nine-month period ended September 30, 2006 was $1 million which consisted of borrowings on our revolving line of credit partly offset by repayments on the long-term debt. This compares to $12.8 million provided by financing activities in the corresponding period of 2005, which consisted of borrowings under the line of credit of $3.9 million, net long-term debt borrowings of $9.4 million, and proceeds from stock options exercised of $24,000, less dividends paid on common stock of $555,000.

CIT Credit Facility

We have a credit facility with the CIT Group/Business Credit and Chittenden Trust Company ("Lenders") that expires in October 2007 and is secured by substantially all assets of the Company located in the United States. The facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable, inventory and certain fixed assets. As of September 30, 2006, we had $21 million outstanding and $9 million available under the term loan line of credit and $12.5 million outstanding and $7.5 million available under the revolving credit facility. Our Lenders have placed a reserve of $2 million against the availability under the revolving credit facility and have retained the right to over advance at their discretion. The loan agreement governing our credit facility places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, repurchase stock and make investments or guarantees. The agreement also contains certain covenants for a minimum Operating Cash Flow to Debt Service Ratio and a limit on the Total Liabilities to Net Worth Ratio of the Company.

Minimum Operating Cash Flow to Debt Service Coverage Ratio. The facility requires the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA) less taxes paid and capital expenditures, to the sum of interest and scheduled debt repayments (the "Coverage Ratio") be at least 1.25 for any trailing twelve-month period at the end of a quarter. Primarily as a result of significant Eurimex arbitration expenses in 2004 and operating losses in 2004 and 2005, we have been in violation of this covenant and have received waivers and amendments of this covenant from our Lenders, which adjust the required covenant levels for the balance of 2006 and through the remaining term of the facility. We were in compliance with the adjusted Coverage Ratio covenants at July 1, 2006. In October 2006, our Lenders amended (the "Amendment") our credit facility and changed the method of calculating the Coverage Ratio for the trailing four quarters by allowing the Company to exclude the $1,685,000 retail restructuring charge taken in the second quarter of 2006. With the Amendment, the Company was in compliance with the Coverage Ratio covenant at September 30, 2006 and expects to be in compliance with the Coverage Ratio covenant throughout the remaining term of the credit facility.

Total Liabilities to Net Worth Ratio. Our credit facility also requires that the ratio of our total liabilities to net worth ("Leverage Ratio") not exceed 2.0. Pursuant to the Amendment described above, the calculation of the Leverage Ratio was changed by excluding from that calculation any change in tangible net worth (up to a maximum of $6,000,000) directly resulting from the Company's compliance with Financial Accounting Standards Board Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans". In relevant part, FASB 158 will require us to place on our books certain unrecognized and unfunded retirement liabilities as of December 31, 2006. As of September 30, 2006, we were in compliance with the Leverage Ratio covenant as amended, and we expect to be in compliance with this covenant throughout the remaining term of the credit facility.

Interest Rates. We have a multi-tiered interest rate structure on our outstanding debt with the Lenders. We can elect the interest rate structure under the credit facility based on the prime rate or LIBOR for both the revolving credit facility and the term loan. The incremental rate above or below prime and above LIBOR is based on our Funded Debt to Net Worth Ratio. Based on this ratio, our current rates are 25 basis points higher than the lowest incremental rates currently available to us. In addition, the incremental interest rates under our credit facility were increased by a total of 50 basis points during 2005 in connection with the amendments noted above. Because the Company was in compliance with the terms of the amendments noted above, effective July 2, 2006 our rates were reduced by 25 basis points. However, in conjunction with the Amendment the rates will be increased by 25 basis points effective October 1, 2006. The rates in effect as of September 30, 2006 were as follows:

	Amount	Formula	Effective Rate

Revolving Credit Facility	$1.5 million	Prime	8.25%
Revolving Credit Facility	11.0 million	LIBOR + 2.00%	7.36%
Term Loans	12.5 million	LIBOR + 2.25%	7.58%
Term Loans	5.9 million	LIBOR + 2.25%	7.69%
Term Loans	2.3 million	LIBOR + 2.25%	7.64%
Term Loans	160,000	Prime + .25%	8.50%

Expiration of Credit Facility. Our credit facility with our lenders expires in accordance with its terms on October 27, 2007, and, in accordance with GAAP, the entire amount due under our credit facility will be classified as a current liability as of December 31, 2006 unless the Company enters into a new financing arrangement before the release of the Company's fourth quarter and year end 2006 results. The Company plans to begin discussions on the renewal of the facility in the first quarter of 2007.

Canadian Credit Facility

As of September 30, 2006, the Company had $4.0 million CDN available and $0 outstanding under a demand revolving line of credit with the Royal Bank of Canada.

Contractual Obligations

Our contractual obligations have not changed materially since December 31, 2005, as disclosed in our annual report on Form 10-K.  Our primary need for capital will be to maintain and improve our quarry, manufacturing and retail facilities. We have less than $2 million budgeted for capital expenditures in 2006 and $962,000 has been expended to date.

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

The Company is subject to foreign currency exchange rate risk primarily from the operations of its Canadian subsidiary. At September 30, 2006, the Canadian subsidiary had net assets of $ 10.7 million exposed to changes in the Canadian/U.S. dollar exchange rate. Although fluctuations in this exchange rate have not been significant historically, the effect of the change in the exchange rate in 2006 was $392,000.

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

There have been no material changes to the risk factors previously disclosed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2005, except as follows:

Our credit facility with CIT includes restrictions on our business operations that we must comply with, and financial tests that we must meet, in order to continue to borrow under the facility to support our operations.

The terms of our credit facility with CIT restrict our ability to, among other things, consummate asset sales, participate in mergers, incur additional debt, pay dividends, repurchase stock or make investments or guarantees. The terms also contain covenants that require us to meet financial tests, including a minimum Operating Cash Flow to Debt Service Ratio and a maximum Total Liabilities to Net Worth Ratio, in order to continue to borrow under the facility and avoid a default that might lead to an early termination of the facility. The terms of this credit facility, including these covenants, are generally described in Item 2 of this report under the caption "Liquidity and Capital Resources-Capital Resources-CIT Credit Facility."

As described under such caption, we were in violation of the Minimum Operating Cash Flow to Debt Service Coverage Ratio covenant levels primarily as a result of poor operating results for 2005. We received a waiver allowing us to be in compliance with our credit facility at October 1, 2005 and our lenders agreed to adjust the required covenant levels for the balance of 2005 and 2006. We have executed a further amendment to the facility which we believe will allow us to be in compliance with the covenants for the remaining term of the facility. However, despite the recent amendment we cannot provide assurances that we will be able to maintain compliance with this or other covenants in our loan facility. Moreover, if we fail to maintain compliance with such covenants we cannot provide assurances that we will continue to receive waivers of any non-compliance. If we are unable to comply with the financial or other covenants of our loan facility as recently amended, and we could not obtain waivers of such non-compliance, we will likely be unable to borrow additional amounts under the facility and amounts under the facility could be accelerated and become due and payable immediately, which would seriously adversely affect our liquidity and financial condition and could require us to cease operations or seek protection under state or federal insolvency or bankruptcy laws.

Our credit facility with CIT expires on October 27, 2007, and we will need to renew or refinance that facility prior to that time.

Our credit facility with CIT expires in accordance with its terms on October 27, 2007. While the Company expects to begin discussions with its lenders on the renewal of the credit facility during the first quarter of 2007, there can be no assurance that we can reach agreement to renew the facility on terms satisfactory to us or our lenders. Moreover, our lenders are under no obligation to renew the credit facility and may refuse to do so or to offer new credit terms. If we are unable to renew the CIT credit facility or obtain replacement financing with other lenders prior to the expiration of the CIT credit facility, all amounts outstanding thereunder (approximately $33 million as of September 30, 2006) will become due and payable in full on October 27, 2007, which would seriously adversely affect our liquidity and financial condition and could require us to cease operations or seek protection under state or federal insolvency or bankruptcy laws.

Employees' strikes and other labor-related disruptions may adversely affect our operations.

Our business is labor intensive, and our workforce includes, among other employees, highly skilled quarrying and manufacturing personnel such as stone cutters, sand blasters, sculptors and other skilled artisans, many of whom are members of labor unions with whom we have collective bargaining agreements. Approximately 37% of our total workforce is unionized. Strikes or labor disputes with our unionized employees may adversely affect our ability to conduct our business.

Our collective bargaining agreement with the union representing our Canadian plant workers expired in October 2006. The agreement covers 55 employees in our Canadian manufacturing and quarrying operations. Pursuant to Canadian law, the Company now has until January 2007 to reach a new agreement with the union before a strike or lockout is permitted. Preliminary negotiations on a new collective bargaining agreement are currently ongoing. If we are unable to reach agreement with unionized Canadian work groups in future negotiations regarding the terms of their collective bargaining agreement, we could be subject to work interruptions or stoppages in 2007 which could adversely affect our Canadian operations.

Item 6.	Exhibits

	Number	Exhibits

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

	10.1	Purchase and Sale Agreement dated July 28, 2006 (Kershaw Pink/Coral Gray).

	10.2	Amendment No. 1 to Purchase and Sale Agreement dated October 19, 2006 (Kershaw Pink/Coral Gray).

	10.3	Twelfth Amendment and Consent dated October 30, 2006, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 1, 2006.

	31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ROCK OF AGES CORPORATION

Dated: November 13, 2006	By: /s/ Nancy Rowden Brock Nancy Rowden Brock Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Number	Exhibits

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

10.1	Purchase and Sale Agreement dated July 28, 2006 (Kershaw Pink/Coral Gray).

10.2	Amendment No. 1 to Purchase and Sale Agreement dated October 19, 2006 (Kershaw Pink/Coral Gray).

10.3	Twelfth Amendment and Consent dated October 30, 2006, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 1, 2006.

31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Managements Discussion and Analysis of Financial Condition and Results of Operations
Quantitative and Qualitative Disclosure About Market Risk
Controls and Procedures
Legal Proceedings
Risk Factors
Exhibits
SIGNATURE