Form 10-K
period 2006-12-31
ROCK OF AGES CORP
filed 2007-04-02
CIK 84581

Click here to go to the Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file Number: 000-29464

ROCK OF AGES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	030153200 (I.R.S. Employer Identification No.)
772 GRANITEVILLE ROAD GRANITEVILLE, VERMONT05654 (Address of principal executive offices and zip code)
(802) 476-3121 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

CLASS A COMMON STOCK, PAR VALUE $0.01
(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes☐ No☒

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

As of June 30, 2006, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $29,488,242. As of March 20, 2007, there were outstanding 4,660,800 shares of Class A Common Stock and 2,738,596 shares of Class B Common Stock.

2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Rock of Ages Corporation ("Rock of Ages" or the "Company") and events to differ materially from those contained in such statements. All statements other than statements of historical fact could be deemed forward-looking statements, and may include projections of revenue, gross profit, expenses, earnings or losses from operations or other financial items; any statements of the plans, strategies and objectives of the Company or its management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions may include the challenge of successfully implementing our strategic plan intended to enhance our overall profitability; adding new independent retailers; uncertainties involving quarry yields and demand for Rock of Ages' dimension stone; risks and uncertainties involving refinancing our existing, or entering into new, credit facilities; and other risks and uncertainties described herein, including, but not limited to the items discussed in "Risk Factors That May Affect Future Results" in Item 1A of this report, and that are otherwise described from time to time in Rock of Ages' reports filed with the Securities and Exchange Commission  after the date of filing of this report.

 We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

PART I

ITEM 1.	BUSINESS

GENERAL

Rock of Ages is a Delaware corporation founded in 1885 and is an integrated granite quarrier, manufacturer and retailer whose principal product is granite memorials used primarily in cemeteries. We believe we are the largest quarrier, manufacturer and retailer of finished granite memorials and granite blocks for memorial use in North America, based on revenues. We own and operate nine active quarry properties and six manufacturing and sawing facilities in North America, principally in Vermont and the Province of Quebec. We market and distribute our memorials on a retail basis through approximately 80 Company-owned retail sales outlets in the states indicated in Item 2 below. We also sell memorials wholesale to approximately 95 independent authorized Rock of Ages retailers in the United States as well as approximately 88 independent retailers in Canada. We market and sell our memorials at four distinctive levels of craftsmanship at various price points: Classic, Deluxe, Select and Signature. Our memorials are offered in granites of various colors and are covered by a full perpetual warranty or a limited perpetual warranty, depending on the particular granite. We believe the Rock of Ages trademark is one of the oldest and best-known brand names in the granite memorialization industry, and we actively promote our brand name and place a seal bearing the brand name on each memorial.

Rock of Ages, Signature, Sealmark, American Black, Barre Gray, Bethel White, Salisbury Pink, Gardenia White, Rockwell White, Laurentian Pink and Galactic Blue are trade names or trademarks of the Company. We rely on both registered and common law trademarks in the United States and in other countries to protect the goodwill associated with these brands.

From 1997 to 2005, as part of our growth strategy, we acquired 28 retail monument companies, expanding our retail presence to 16 states. From 1992 to 2005, we also made certain strategic acquisitions of quarries and manufacturing properties, as well as certain cemetery properties located in Kentucky. During the second quarter of 2002, we acquired a 1/3-equity interest in VIKA Ltd., a Ukrainian closed joint stock company that owns rights to quarry stone known as "Galactic Blue" on certain property located in Zhytomir, Ukraine. In connection with that purchase, we acquired exclusive rights to sell the output of the Galactic Blue quarry. Also in 2004, we acquired Crone Monument, a memorial retailer, with two locations in the Memphis, Tennessee area for a purchase price of $500,000. In February 2005, we acquired McColly Memorials, a memorial retailer, with four locations in the Pittsburgh, Pennsylvania area for a purchase price of $625,000. Finally in February 2005, we acquired the land and equipment comprising the Rockwell White quarry in Rockwell, North Carolina for a purchase price of $3.5 million.

Also as part of our strategy to own and operate profitable quarry operations where unique stones are quarried, and to increase the profitability of our core manufacturing operations, we sold two quarries and two non-core manufacturing facilities in 2001, and one non-core manufacturing facility in 2002. In December 2003, we sold all of our cemetery properties and assets located in Kentucky to Saber Management, LLC, an Indiana-based operator of cemeteries and funeral homes, and exited the cemetery business. In November 2004, we sold the Autumn Rose quarry located in Mill Creek, Oklahoma to AR Quarry Acquisition, LLC, for $750,000. We sold the Kershaw Pink and Coral Gray quarries located in South Carolina in December 2006 to New England Stone, LLC for $900,000.

Beginning in the second half of 2005, we took steps intended to improve the profitability of our retail operations. First, we developed a staffing plan for our retail stores that focused on the productivity of our sales force and allowed us to operate more efficiently with a smaller managerial staff. The staffing plan and productivity improvements were implemented beginning in September 2005 and were substantially complete by the end of October 2005. In addition, we closed or sold various underperforming retail locations. In October 2005, we closed three small retail locations in the Pittsburgh, Pennsylvania area and two locations in Connecticut. In December 2005, we sold four retail locations in New Jersey for approximately $850,000, and in May 2006 we sold two retail locations located in the Macon, Georgia area for $460,000. These four locations in New Jersey and two locations in Georgia are now Rock of Ages authorized retailers and will continue to sell Rock of Ages products.

Early in the second quarter of 2006, we made significant changes in the retail segment. Because of continuing sales declines and margin erosion, management concluded that it was unlikely that there would be significant growth in this division in the near term. Management further concluded that the cost of the management infrastructure in the retail division was not sustainable at current revenue and profit levels. Accordingly, four senior positions were eliminated, a more streamlined management structure was put in place and a "back to basics" philosophy was adopted by the new retail division leadership.

During 2006, we had operations in three business segments: Quarry, Manufacturing and Retail. Included within the business segments are operations that are conducted through unincorporated divisions of Rock of Ages and other operations that are conducted by separately incorporated subsidiaries. Financial information by business segment and geographic area is incorporated herein by reference to note 14 of the Notes to Consolidated Financial Statements included in this report. In addition, information regarding the revenues of each business segment is incorporated herein by reference to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Risks attendant to foreign operations are also incorporated herein by reference to "Risk Factors that May Affect Future Results" in Item 1A. Additional information regarding each business segment and Rock of Ages in general is set forth herein.

STRATEGY

We seek to enhance the overall profitability of the Company's businesses through a strategy which includes the following principal elements:

  Strategic Alliances with Funeral Homes and Cemeteries. We have formed and will continue to pursue strategic alliances with funeral home and cemetery owners at wholesale and retail to sell granite memorials in cooperation with them, in order to increase both pre-need and at-need sales of granite memorials. As of December 31, 2006, we had referral and/or sales agency relationships with approximately 450 funeral homes and cemeteries in the areas that we service.
  Direct Sales of Mausoleums, Estate and Civic Memorials. We expect to continue to expand sales of private mausoleums, and estate and civic memorials direct to the customer through our mausoleum and special features sales force based at our Barre, Vermont, Craftsman Center, and at our own retail outlets.
  Contribution of Company-Owned Retail Network. We will continue to evaluate, and seek to implement, strategies with respect to our Company-owned retail network intended to improve the Company's overall profitability and prospects. In light of this focus on improving the contribution of our existing retail stores, it is unlikely that we will acquire any retailers or open new stores in 2007,or until the point in time thereafter that we are satisfied that our retail business model can achieve a reasonable return on capital employed.
  Adding Independent Authorized Dealers. We will continue to expand where appropriate our base of independent authorized Rock of Ages retailers that are current or potential new customers.
  Branding. We believe the Rock of Ages brand is one of the best-known brand names in the memorial industry. We will continue to promote and support the Rock of Ages brand sold at our Company-owned retail outlets and independent authorized Rock of Ages retailers.
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
  Personalization. We intend to continue to expand and enhance our memorial product lines in color, design and style. Our objective is to provide a full range of memorials available at various price ranges.

PRODUCTS

Our principal products may be classified into three general product lines: granite quarry products (with limited value added manufacturing performed), manufactured granite products and non-granite memorials. The principal raw material for both granite product lines is natural granite as it comes from the ground, with the primary difference between the product lines being the extent of the processing or manufacturing of the granite. Non-granite memorials consist primarily of bronze markers. For each of the last three years, from 2004 to 2006, revenues derived from the sale of granite quarry products have accounted for 39%, 33% and 32%, respectively, of consolidated revenues; and revenues derived from the sale of manufactured granite products at wholesale and retail have accounted for 60%, 66% and 67%, respectively, of consolidated revenues. In each of the last three years, retail revenues derived from the sale of non-granite memorials have accounted for 2% or less of consolidated revenues.

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

Granite differs from deposit to deposit by color, grade and/or quality. We quarry and sell blocks of (i) Barre Gray granite from our Barre, Vermont quarries and gray granite from our Stanstead, Quebec quarry, (ii) black granite from our American Black quarry in Pennsylvania, (iii) pink granites from our Laurentian Pink quarry in Quebec and our Salisbury Pink quarry in North Carolina, and (iv) white granites from our Bethel White quarry in Vermont and our Gardenia White and Rockwell White quarries in North Carolina. We also sell black granite with prominent blue feldspar from the Galactic Blue quarry in the Ukraine.

We sell granite blocks for memorial, building and other uses. While each of our quarries sells granite for memorial use and for building use, the output of the Bethel White quarry, the Gardenia White quarry, the Rockwell White quarry, the Salisbury Pink quarry and the Galactic Blue quarry are primarily sold and used for building granite use (such as building cladding, tiles, pavers, steps, countertops and other building products) outside North America and the output of the other quarries is primarily used for memorial use in North America.

A quarry sales force both in and outside North America sells our granite blocks. The quarry sales force markets and advertises our granite blocks in various trade publications and by attending trade shows worldwide. Outside of North America, our quarry sales force generally sells directly to the customer or to independent distributors who buy blocks and resell them. This includes Rock of Ages Asia, a 50% Company-owned corporation based in Osaka, Japan, which currently sells blocks for us on a commission basis.

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

Manufactured Products

The principal manufactured product of Rock of Ages is granite memorials, which are sold to retailers of granite memorials, including Company-owned outlets, and substantially all of which are placed in cemeteries in remembrance of the life of a person or persons. Our memorials encompass a wide range of granites, including granite blocks purchased from others, as well as a wide array of sizes, styles and shapes ranging from small, inexpensive markers set flush to the ground, to very elaborate and expensive personal mausoleums available at various price ranges. The broad classifications of granite memorials used by the industry are generally markers, hickeys, slants, standard uprights, estate uprights, pre-assembled mausoleums and conventional mausoleums. We also sell public and civic memorials not placed in cemeteries both on a wholesale basis and directly to the customer. From time to time, memorial retailers or others order granite products such as benches, steps and other products that may or may not be for cemetery use. These are classified as memorial sales.

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

Rock of Ages also manufactures certain precision granite products which are made at our Barre, Vermont plant. These products include surface plates, machine bases, bases for coordinate measuring devices, press rolls and other products manufactured to exacting dimensions. These products are sold to the manufacturers of precision measuring devices or end users. A precision products sales force that phones or visits customers, sells these products. We also advertise our precision products in various trade publications and provide printed sales materials to prospective customers.

Retail Products

Our retail stores market and sell granite, bronze and marble memorials primarily to consumers. We currently own and operate approximately 80 retail outlets in 16 states. The granite memorials sold at retail include a wide variety of sizes, styles and shapes. We source memorials from our own plants and a number of additional manufacturers in North America and elsewhere in the world. Our retail operations utilize a retail sales force that markets and sells memorials through relationships with funeral homes and cemeteries and direct meetings with customers in their homes and at retail sales offices. We advertise and promote retail sales through direct mail material, yellow page listings, placing brochures at funeral homes and cemeteries, and newspaper advertising. Our retail sales outlets have been positioned to sell branded and unbranded memorials at all price points and qualities based on differences in granite, size, design and level of craftsmanship.

MANUFACTURING AND RAW MATERIALS

Rock of Ages quarries and manufactures granite in the United States and Canada at the locations indicated in Item 2 "Properties." We also outsource the manufacturing of certain memorial products pursuant to supply agreements with other manufacturers.  There were no plants acquired or material additions to plants in 2006. We believe our manufacturing and quarrying capacity, together with our manufacturing outsourcing arrangements, are generally sufficient to meet anticipated production requirements for the foreseeable future.

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

We had manufacturing backlogs of $8.9 million and $9.0 million as of December 31, 2006 and 2005, respectively. These backlogs occurred in the normal course of business. We do not have a material backlog in our quarrying operations. We had retail backlogs of approved orders of $3.6 million as of December 31, 2006 and $4.7 million as of December 31, 2005. Of the backlog orders as of December 31, 2006, we expect 100% to be filled during the 2007 fiscal year.

We do not normally maintain a significant inventory of finished manufactured products in anticipation of future orders in our manufacturing operations. Our retail outlets do maintain an inventory of memorials for display and delivery purposes. Approximately 75% of our manufactured product orders and retail orders are delivered within two to twelve weeks, as is customary in the granite memorial industry. The delivery time depends on the size and complexity of the memorial. Our quarry operations have inventories of granite blocks.

RESEARCH AND DEVELOPMENT

We do not have a research and development department for any of our products. From time to time, we conduct market research, as well as research on new product designs and on equipment to improve the Company's technology. These activities are not separately accounted for as research, and we had no expenditures classified for financial reporting purposes as research in 2004, 2005 or 2006.

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

The granite memorial industry is also highly competitive. We compete with other granite quarriers and manufacturers in the sale of granite blocks for memorial use, and finished memorials, on the basis of price, color, quality, geographic proximity, service, design, production capability, availability of supply and delivery options. All of our colors of granite are subject to competition from memorial grade granite blocks of similar color supplied by quarriers located throughout the world. There are approximately 140 manufacturers of granite memorials in North America. There are also many manufacturers of granite memorials in India, South Africa, China and Portugal that sell finished memorials in North America.

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

The competition for retail sales of granite memorials faced by our retail outlets is also intense and is based on price, quality, service, design, availability, store location and breadth of product line. Competitors include funeral home and cemetery owners, including consolidators, which have greater financial resources than we have, as well as approximately 3,000 independent retailers of granite memorials.

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

EMPLOYEES

We had approximately 582 employees as of December 31, 2006.

The collective bargaining agreements with the Granite Cutters Association and the United Steelworkers of America, respectively, which together represent approximately 152 employees in our Vermont manufacturing and quarrying operations, expire on April 24, 2009. We also have collective bargaining agreements with two unions representing approximately 59 employees in our Canadian operations. These agreements expire on October 31, 2009 and January 31, 2010.

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

Our credit facility with CIT expires in accordance with its terms on October 27, 2007. While the Company expects to begin discussions with its lenders on the renewal of the credit facility during the second quarter of 2007, there can be no assurance that we can reach agreement to renew the facility on terms satisfactory to us or our lenders. Moreover, our lenders are under no obligation to renew the credit facility and may refuse to do so or to offer new credit terms. If we are unable to renew the CIT credit facility or obtain replacement financing with other lenders prior to the expiration of the CIT credit facility, all amounts outstanding thereunder (approximately $34 million as of December 31, 2006) will become due and payable in full on October 27, 2007, which would materially impact our liquidity and financial condition and could require us to cease operations or seek protection under state or federal insolvency or bankruptcy laws.

Our credit facility with CIT includes restrictions on our business operations that we must comply with, and financial tests that we must meet, in order to continue to borrow under the facility to support our operations.

The terms of our credit facility with CIT restrict our ability to, among other things, consummate asset sales, participate in mergers, incur additional debt, pay dividends, repurchase stock or make investments or guarantees. The terms also contain covenants that require us to meet financial tests, including a minimum Operating Cash Flow to Debt Service Ratio and a maximum Total Liabilities to Net Worth Ratio, in order to continue to borrow under the facility and avoid a default that might lead to an early termination of the facility. The terms of this credit facility, including these covenants, are generally described in Item 7 of this report under the caption "Liquidity and Capital Resources - Credit Facility."

As described under such caption, we were in violation of the Minimum Operating Cash Flow to Debt Service Coverage Ratio covenant levels primarily as a result of poor operating results for 2005 and 2006. During 2005 and 2006, we received waivers allowing us to be in compliance with the covenants in our credit facility and our lenders agreed to adjust the required covenant levels for the balance of the term of the facility. Due to extremely adverse weather conditions in its various markets during the first quarter of 2007, the Company expects to be in violation of the Ratio covenant in the first quarter of 2007. In anticipation of missing the Ratio covenant and in advance of the end of the first quarter, the Company has obtained a waiver of the violation of the Ratio covenant for the first quarter from the Lenders. After the first quarter of 2007, the Company expects to be in compliance with all existing covenants through the remaining term of the credit facility. However, we cannot provide assurances that we will be able to maintain compliance with the covenants in our loan facility. Moreover, if we fail to maintain compliance with such covenants we cannot provide assurances that we will continue to receive waivers of any non-compliance. If we are unable to comply with the financial or other covenants of our loan facility, and we could not obtain waivers of such non-compliance, we will likely be unable to borrow additional amounts under the facility and amounts owed under the facility could be accelerated and become due and payable immediately, which would materially impact our liquidity and financial condition and could require us to cease operations or seek protection under state or federal insolvency or bankruptcy laws.

If we or our independent registered public accounting firm are unable to affirm the effectiveness of our internal control over financial reporting in future years, the market value of our common stock could be adversely affected.

Under the current transition rules, our management will be required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes Oxley Act"), to assess, and in our Annual Report on Form 10-K for the year ending December 31, 2007, and in subsequent Annual Reports on Form 10-K for subsequent years, respectively, report on, the effectiveness of our internal control over financial reporting as of December 31, 2007, and subsequent fiscal year end dates, respectively. In addition, under these transition rules, our independent registered public accounting firm must audit and report on management's assessment of our internal controls over financial reporting as of December 31, 2008 and subsequent fiscal year end dates, respectively, and such report must be included in our Annual Report on Form 10-K for the year ending December 31, 2008, and in subsequent Annual Reports on Form 10-K for subsequent years, respectively. In 2006 we reported a material weakness related to maintaining effective controls over the preparation, review, presentation and disclosure of our consolidated financial statements for the first three quarters of 2005 and all of 2004 in that our controls failed to prevent or detect an incorrect classification of certain freight charges. We believe this weakness has been remediated. However, we cannot provide assurances that there are not, or will not in the future be significant deficiencies or other material weaknesses in our internal control over financial reporting that would be required to be reported. Accordingly, we cannot assure you that we or our independent registered public accounting firm will be able to report that our internal controls over financial reporting are effective. In this event, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the market value of our Class A Common Stock.

Changes in the securities laws and regulations have increased, and are likely to continue to increase, our costs, and may also adversely affect our ability to attract and retain qualified directors.

The Sarbanes-Oxley Act has required changes in some of our corporate governance, securities disclosure and compliance practices. Pursuant to the requirements of that Act, the SEC and the NASDAQ Stock Market have promulgated rules and listing standards covering a variety of subjects. Compliance with these new rules and listing standards has increased our legal costs, and significantly increased our accounting and auditing costs, and we expect these costs to continue to increase, and to materially impact our financial results. In particular, we have incurred and will continue to incur substantial expense in the on-going evaluation and testing of our internal control over financial reporting as we prepare for the future applicability to us of Section 404 of the Sarbanes-Oxley Act. These changes in securities laws and regulations may make it more difficult and more expensive for us to obtain directors' and officers' liability insurance. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors, particularly independent directors, or qualified executive officers.

The Pension Protection Act may adversely affect our cash flow.

We have a qualified defined benefit pension plan which covers eligible employees. At December 31, 2006, this plan is underfunded, which means that promised pension benefits could potentially exceed the funds available. In August 2006, the Pension Protection Act (the "Act") was signed into law. Among other things, the Act is aimed at strengthening pension plans by requiring most pension plans to become fully funded over a seven-year period. The new law allows employers to deduct the cost of making additional contributions to fund the pension, provides strict funding guidelines, and imposes a 10% excise tax on companies that fail to correct their funding deficiencies. Compliance with the funding requirements of the Pension Protection Act could adversely affect our cash flow.

The profitability of the Company depends, at least in part, on our ability to continue to successfully execute staff productivity improvements, sales and marketing initiatives, or other strategies, with respect to our retail division that will enhance overall financial performance.

Our ability to improve retail profits depends in part on our ability to continue to successfully execute store level staffing plans that will allow us to operate more efficiently and with a smaller managerial staff and successfully implement sales and marketing programs, including the branding program and funeral director outreach. Our failure to execute these plans and programs or to implement other strategies with respect to our retail division that will increase overall profitability, will adversely affect our business and financial results. We cannot assure you that we will be successful in this regard.

Improved performance of our retail division will depend, at least in part, on our ability to form relationships with funeral directors, cemeteries and other death care providers.

Achieving improvements in the performance of our retail business depends in part on our ability to successfully develop and maintain referral relationships with funeral homes, cemeteries and other death care professionals. We cannot assure you we will be able to successfully form or maintain these relationships in all of the areas in which we have retail businesses. In certain cases, we may be unable to form such relationships where our stores are in direct competition with funeral homes and cemeteries that sell granite memorials.

If we are unable to maintain our relationships with independent retailers, our sales may not grow and could decline.

We have historically sold our granite memorials to consumers through independent retailers. Since we entered the retail business in 1997, we have acquired retailers with multiple retail outlets and have opened new stores; we now have stores in 16 states. However, we are still dependent in part on our independent retailers for the successful distribution of our products to the ultimate customer. We have no control over the independent retailers' operations, including such matters as retail price, advertising and marketing. Although we have taken steps to avoid and minimize conflicts between our owned retail stores and our independent retailers, some of our existing independent retailers have viewed, and continue to view, our owned retail stores as competitors. In certain cases, this has adversely affected their relationship with us and caused them to decrease or cease their purchases of our products. In addition, significant barriers to entry created by local heritage, community presence and tradition characterize the granite memorial retail industry. Consequently, we have experienced and may continue to experience difficulty replacing retailers or entering particular retail markets in the event of a loss of an independent retailer. We cannot assure you we will be able to maintain our existing relationships or establish new relationships with independent retailers. Disruption in our relationships with independent retailers could impede our sales growth or cause sales to decline, which would adversely affect our business and financial results.

Our international operations may expose us to a number of risks related to conducting business in foreign countries.

We derived approximately 25% of total revenues in fiscal 2006 from sales to customers outside the United States, including approximately 11% from sales in Canada by our Canadian subsidiary. Foreign sales are subject to numerous risks, including currency conversion risks, limitations (including taxes) on the repatriation of earnings, slower and more difficult accounts receivable collection and greater complication and expense in complying with foreign laws. Our sales of granite blocks to foreign countries are primarily for building use and are subject to various cyclical factors in foreign countries, foreign exchange rate fluctuations, policies of foreign governments and numerous other factors over which we have no control.

In 2005, our sales of granite blocks into China declined significantly as a result of economic conditions in China. While we saw some signs of recovery in our Chinese markets in 2006 and we have taken and are continuing to take steps to develop sales to customers in other countries, we cannot assure you that sales of granite blocks to our Chinese and other Asian customers will recover to historic levels.

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

Employee strikes and other labor-related disruptions may adversely affect our operations.

Our business is labor intensive, and our workforce includes, among other employees, highly skilled quarrying and manufacturing personnel such as stone cutters, sand blasters, sculptors and other skilled artisans. Approximately 36% of our workforce is unionized. Strikes or labor disputes with our unionized employees may adversely affect our ability to conduct our business.

If we lose key personnel, or are unable to attract and retain additional qualified personnel, our business could suffer.

Our operations and the implementation of our strategies to enhance overall Company profitability are management intensive. We are substantially dependent upon the abilities and continued efforts of Kurt M. Swenson, our Chairman, President and Chief Executive Officer, and other senior management. Our business is also dependent on our ability to continue to attract and retain a highly skilled retail, quarry and manufacturing workforce, including sales managers and counselors, stone cutters, sand blasters, sculptors and other skilled artisans. The loss of the services of Mr. Swenson, other members of the Company's senior management or other highly skilled personnel could adversely affect our business and operating results.

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

The granite memorial industry is also highly competitive. We compete with other granite quarriers and manufacturers in the sale of granite blocks for memorial use on the basis of price, color, quality, geographic proximity, service, design availability, production capability, and delivery options. All of our colors of granite are subject to competition from memorial grade granite blocks of similar color supplied by quarriers located throughout the world. There are approximately 140 manufacturers of granite memorials in North America. There are also manufacturers of granite memorials in India, South Africa, China and Portugal that sell finished memorials in North America.

Our quarrying and manufacturing competitors include both domestic and international companies, some of which may have greater financial, technical, manufacturing, marketing and other resources. Foreign competitors may have access to lower cost labor and better commercial deposits of granite, and may be subject to less restrictive regulatory requirements.

The competition for retail sales of granite memorials faced by our retail outlets is also intense and is based on price, quality, service, design, availability and breadth of product line. Competitors include funeral home and cemetery owners, including consolidators, which have greater financial resources than we do, as well as approximately 3,000 independent retailers of granite memorials.

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

Historically, our operations have experienced certain seasonal patterns. Generally, our net sales are highest in the second or third quarter and lowest in the first quarter of each year due primarily to weather. Cemeteries in northern regions generally do not accept granite memorials during winter months when the ground is frozen because they cannot be properly set. We typically close our Vermont and Canadian quarries from January to late March because of increased operating costs attributable to weather conditions. We have historically incurred an aggregate net loss during the first three months of each calendar year. Our operating results may vary materially from quarter to quarter due to, among other things, acquisitions and related integration costs, changes in product mix, shipping conditions and limitations on the timing of price increases, making quarterly year-to-year comparisons less meaningful.

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

Our quarry and manufacturing operations are subject to substantial regulation under federal, state and foreign governmental statutes and by federal, state and foreign governmental agencies, including the federal Occupational Safety and Health Act, the Mine Safety and Health Administration and similar state and Canadian authorities. Our operations are also subject to extensive laws and regulations administered by the United States Environmental Protection Agency and similar state and Canadian authorities, for the protection of the environment, including but not limited to those relating to air and water quality, and solid and hazardous waste handling and disposal. These laws and regulations may require parties to fund remedial action or to pay damages regardless of fault. Environmental laws and regulations may also impose liability with respect to divested or terminated operations even if the operations were divested or terminated many years ago. In addition, current and future environmental or occupational health and safety laws, regulations or regulatory interpretations may require significant expenditures for compliance, which could require us to modify or curtail our operations. We cannot predict the effect of such laws, regulations or regulatory interpretations on our business, financial condition or results of operations. Any material non-compliance could adversely affect our business and results of operations.

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

ITEM 2.	PROPERTIES

Rock of Ages owns the following quarry and manufacturing properties:

PROPERTY	FUNCTION

VERMONT
Barre
Quarry Properties
E. L. Smith Quarry	Quarrying of dimensional Barre Gray granite blocks
Adam-Pirie Quarry	Quarrying of dimensional Barre Gray granite blocks
Manufacturing Properties
Rock of Ages Manufacturing Plant	Manufacturing of memorials and precision products
Press Roll Production Plant	Manufacturing of granite press rolls and mausoleums
Rock of Ages Saw Plant #1	Slabbing of granite blocks
Bethel
Quarry Property
Bethel Quarry	Quarrying of dimensional Bethel White granite blocks

CANADA
Stanstead, Quebec
Quarry Property
Stanstead Quarry	Quarrying of dimensional Stanstead Gray granite blocks
Manufacturing Properties
Rock of Ages Manufacturing Plant	Manufacturing of memorials
Adru Manufacturing Plant	Manufacturing of memorials

Guenette, Quebec
Quarry Property
Laurentian Quarry	Quarrying of dimensional Laurentian Pink granite blocks

PENNSYLVANIA
St. Peters
Quarry Property
American Black Quarry	Quarrying of dimensional American Black granite blocks
Manufacturing Property
Saw Plant	Slabbing of granite blocks

NORTH CAROLINA
Salisbury
Quarry Property
Salisbury Pink Quarry	Quarrying of dimensional Salisbury Pink granite blocks
Rockwell
Quarry Properties
Gardenia White Quarry	Quarrying of dimensional Gardenia White granite blocks
Rockwell White Quarry	Quarrying of dimensional Rockwell White granite blocks

In addition, Rock of Ages owns or operates approximately eighty retail sales outlets and four associated sand blasting facilities in the states of Iowa, Illinois, Indiana, Minnesota, Connecticut, Massachusetts, Rhode Island, Nebraska, Pennsylvania, Ohio, South Dakota, Kentucky, Tennessee, Vermont, West Virginia and Wisconsin. In certain cases, we lease, under customary lease arrangements, the land or other real estate associated with these outlets and facilities. We believe these facilities are suitable and adequate for our present and anticipated near-term needs.

The following table sets forth certain information relating to our principal quarry properties. Each of the quarries listed below: (i) is an open-pit quarry; (ii) contains granite suitable for extraction as dimension granite for memorial or other use; (iii) is serviced by electricity provided by local utility companies (other than the Bethel quarry which is serviced by generators); and (iv) has adequate and modern extraction and other equipment. We presently have no exploration plans. We own each of the quarries listed below. In the Rockwell quarry, we own part of the land comprising the quarry and we also lease an additional 14 acres on which we conduct quarry operations with 10 years remaining on the lease. We also own the Laurentian Pink quarry in Guenette, Quebec, which produces dark pink memorial grade granite. As described in Item 1 of this report, we also own a 1/3 interest in VIKA, Ltd., which owns the Galactic Blue quarry in Zhytomir, Ukraine. However, while we consult from time to time on the development of the quarry, we do not directly or indirectly operate the quarry. The Galactic Blue quarry is currently under development and currently produces granite in small commercial quantities. We do not expect the quarry to achieve significant commercial production quantities in 2007. We do not consider the Laurentian Pink, or Galactic Blue properties to be currently significant or material to our business.

QUARRY	APPROXIMATE DATE OF COMMENCEMENT OF OPERATIONS	PRIOR OWNER (DATE ACQUIRED)	MEANS OF ACCESS	ORIGINAL COST OF EACH PROPERTY	ESTIMATED NET SALEABLE RECOVERABLE RESERVES (1) (CUBIC FEET)	ESTIMATED NET SALEABLE RECOVERABLE RESERVES YEARS (2)

E.L. Smith	1880	E.L. Smith Quarry Co. (1948)	Paved road	$7,562,676	2,459,534,000	4,917

Adam-Pirie	1880	J.K. Pirie Quarry (1955)	Paved road	$4,211,363	984,886,000	6,558

Bethel	1900	Woodbury Granite Company, Inc. (1957)	Dirt road	$ 174,024	76,529,000	272

Stanstead	1920	Brodies Limited and Stanstead Granite Company (1960)	Paved road	$ 505,453	32,563,000	156

American Black	1973	Pennsylvania Granite Inc. (1997)	Paved road	$2,900,000	14,615,000	138

Salisbury	1918	Pennsylvania Granite Inc. (1997)	Paved road	$3,886,592	19,344,000	100

Gardenia White	1995	J. Greg Faith Thomas E. Ebans, Sr. David S. Hooker William L. Comolli (1998)	Dirt road	$4,633,000	2,602,000	17

Rockwell White	1993	Rockwell Granite Company (2005)	Dirt road	$1,930,000	5,950,000	79

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

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock is traded on the NASDAQ Global Market under the symbol "ROAC." There is currently no established public trading market for the Class B Common Stock.  However, the Class B Common Stock is convertible at any time into shares of Class A Common Stock. The table below sets forth the range of high and low per share sales prices for the Class A Common Stock as reported on the NASDAQ Global Market for the periods indicated.

2006
	HIGH	LOW

First Quarter...............................................................................................................................	$ 5.50	$ 4.05
Second Quarter.........................................................................................................................	5.40	4.55
Third Quarter..............................................................................................................................	5.00	4.55
Fourth Quarter............................................................................................................................	5.03	3.93

	2005
	HIGH	LOW

First Quarter...............................................................................................................................	$ 7.75	$ 6.56
Second Quarter.........................................................................................................................	6.33	5.61
Third Quarter..............................................................................................................................	7.50	5.02
Fourth Quarter............................................................................................................................	6.00	3.95

As of March 20, 2007, based upon information provided by our transfer agent, there were 234 record holders of Class A Common Stock and 28 record holders of Class B Common Stock, which numbers do not include stockholders who beneficially own shares held in street name by brokers.

Holders of the Common Stock are entitled to receive such dividends as may be legally declared by the Board of Directors and, in the event of dissolution and liquidation, to receive the net assets of Rock of Ages remaining after payment of all liabilities, in proportion to their respective holdings. Rock of Ages paid dividends during each quarter in 2004 at a rate of $0.02 per share per quarter, and in 2005 at a rate of $0.025 per share per quarter. In November 2005, we signed an amendment to our credit facility with our lenders, which, in relevant part, prohibits the Company from paying dividends without their prior consent. We did not pay dividends in 2006 and we believe it is unlikely we will receive our lenders' consent to pay dividends in 2007 unless and until we return to levels of profitability and cash flow sufficient to support the payment of dividends.

RECENT SALES OF UNREGISTERED SECURITIES

We made no sales of unregistered securities during fiscal 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Neither we nor our affiliates made any purchases of the Company's equity securities during fiscal 2006.

COMPARATIVE STOCKHOLDER RETURN

The following graph compares on a cumulative basis the percentage change during the period from December 31, 2001 to December 31, 2006, in the total stockholder return on (i) the Class A Common Stock of the Company, (ii) the Russell 2000 Stock Price Index and (iii) an industry peer group index of the following six publicly traded companies: Carriage Services Inc., Hillenbrand Industries, Matthews International Corp., Service Corp. International, and Stewart Enterprises, Inc. (the "Industry Peer Group"). The graph assumes that the value of the investment in the Company's Class A Common Stock and in each index was $100 on December 31, 2001 and that all dividends were reinvested. The returns for each company in the Industry Peer Group are weighted according to such company's stock market capitalization at the beginning of each period for which a return is indicated. The stock price performance on the following graph and in the following table is not necessarily indicative of future stock price performance.

COMPARISON OF STOCKHOLDER TOTAL RETURN AMONG
ROCK OF AGES CORPORATION, THE RUSSELL 2000 STOCK PRICE INDEX AND
AN INDUSTRY PEER GROUP

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06

Rock of Ages Corporation	100	112.77	115.99	148.36	89.23	84.47
Russell 2000 Index	100	79.52	117.09	138.55	144.86	171.47
Industry Peer Group	100	84.18	112.27	123.02	119.78	142.61

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data for each of the last five years during the period ended December 31, 2006.
You should read the following selected condensed consolidated financial data in conjunction with our consolidated financial statements and the related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report.

	YEAR ENDED DECEMBER 31,

	2006	2005	2004	2003	2002

	( IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
Net revenues:
Quarrying	$26,088	$28,870	$35,390	$34,174	$33,831
Manufacturing	24,069	23,533	20,947	20,449	19,768
Retailing	30,807	36,640	35,802	35,663	38,448

Total net revenues	80,964	89,043	92,139	90,286	92,047

Gross Profit:
Quarrying	5,326	6,062	12,230	11,222	13,334
Manufacturing	6,499	6,770	5,572	5,774	5,521
Retailing	16,196	19,099	20,354	20,388	21,314

Total gross profit	28,021	31,931	38,156	37,384	40,169

Selling, general and administrative expenses (1)	30,799	38,772	34,473	32,621	32,838
Impairment of note receivable	100	—	400	—	—
Adverse judgment and legal expenses	—	—	6,500	2,440	1,725
Foreign exchange (gain)/loss	28	50	69	121	(25)

Income (loss) from operations	(2,906)	(6,891)	(3,286)	2,202	5,631
Gain on sale of investments	—	(350)	—	—	—
Interest expense	2,602	1,924	821	471	522

Income (loss) from continuing operations before income taxes	(5,508)	(8,465)	(4,107)	1,731	5,109
Provision (benefit) for income taxes	473	7,611	(877)	589	1,412

Income (loss) from continuing operations, before cumulative effect of changes in accounting principles	(5,981)	(16,076)	(3,230)	1,142	3,697
Discontinued operations, net of income taxes (2)	616	(67)	9	305	98
Cumulative effect of changes in accounting principles (3)	—	—	—	—	(28,710)

Net income (loss)	$(5,365)	$(16,143)	$(3,221)	$1,447	$(24,915)

PER SHARE DATA:
Net income (loss) per share - basic:
Income from continuing operations before cumulative effect of changes in accounting principles	$(0.81)	$(2.17)	$(0.44)	$0.16	$0.48
Discontinued operations	0.08	(0.01)	—	0.04	0.01
Cumulative effect of changes in accounting principle	—	—	—	—	(3.66)

Net income (loss) per share	(0.73)	(2.18)	(0.44)	0.20	(3.17)

Net income (loss) per share - diluted:
Income from continuing operations before cumulative effect of changes in accounting principles	(0.81)	(2.17)	(0.44)	0.16	0.47
Discontinued operations	0.08	(0.01)	(0.00)	0.04	0.01
Cumulative effect of changes in accounting principles	—	—	—	—	(3.64)

Net income (loss) per share	(0.73)	(2.18)	(0.44)	0.20	(3.16)

Cash dividends paid	$—	$0.10	$0.08	$0.04	$—
Weighted average number of shares outstanding	7,399	7,399	7,318	7,182	7,848
Weighted average number of shares outstanding assuming dilution	7,399	7,399	7,318	7,219	7,880

(1)	For all periods presented the adverse judgment and legal expenses have been reclassified from selling, general and administrative expenses and are stated separately.

(2)	The financial information for all years presented has been reclassified to present the Kershaw quarries as discontinued operations.

(3)

The cumulative effect in prior years of changes in accounting principles consists primarily of a write-down of $28.4 million of goodwill (net of tax benefit of $5.3 million) as a result of adopting SFAS No. 142, as well as a change in accounting method for quarry inventory, which resulted in a $280,000 write-down of inventory (net of tax benefit of $107,000).

	AS OF DECEMBER 31,

	2006	2005	2004	2003	2002

BALANCE SHEET DATA (in thousands):
Cash and cash equivalents (1)	$4,290	$2,824	$4,298	$3,227	$6,185
Working capital (2)	(1,776)	20,570	26,140	32,844	31,508
Total assets	94,388	98,612	108,577	102,461	125,834
Long-term debt, net of current maturities (2)	251	21,445	16,289	12,794	12,832
Other long-term obligations	14,641	11,554	9,568	8,498	31,156
Stockholders' equity	32,501	41,476	60,186	62,970	62,646

(1)	Includes restricted cash balances.

(2)

The Company's credit facility with the CIT Group is scheduled to expire on October 27, 2007 and, accordingly, the entire amount due under the credit facility has been classified as a current liability as of December 31, 2006.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements, including the related Notes, contained elsewhere in this document.

General

Rock of Ages is an integrated quarrier, manufacturer, distributor and retailer of granite and products manufactured from granite. During 2006, we had three business segments: quarry, manufacturing and retail. The quarry division sells granite blocks to the manufacturing division and to outside manufacturers, as well as to customers outside North America. The manufacturing division's principal product is granite memorials and mausoleums used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications. The retail division primarily sells granite memorials directly to consumers.

In 2006, our quarry group had its second consecutive difficult year. Divisional operating income of $2.4 million was down 8% from 2005, and was the lowest divisional operating income in 22 years. The impact of lower revenues and gross margins was partly offset by lower selling, general and administrative expenses. While demand for our granites in the export market improved from the sharp decline of 2005, we encountered production and recovery challenges and were unable to meet demand for certain of our granites. The largest decline occurred in our Bethel White quarry, our most popular export product. In Bethel, lower recoveries and the need to begin quarrying a new level caused insufficient production of grade A blocks to meet demand. Salisbury Pink and Gardenia White quarries in North Carolina, also popular with our overseas customers, saw improved shipments in 2006. Both of theses quarries posted negative gross margins, however, due to lower production and lower recoveries. Our Pennsylvania Black quarry struggled with recovery challenges and as a result, shipments and margins were down. In our Barre Gray quarry, the margin increased due to higher productivity, but sales were down from 2005 levels. Results from our Canadian quarries were up slightly from 2005. In December, we sold the Kershaw quarries for $900,000, recording a gain of $614,000. We did not actively operate this quarry during 2006, and accordingly operating results were negligible. We report Kershaw as a discontinued operation in our consolidated statements of operations. Shipments and gross margin were down slightly in our Galactic Blue quarry in Ukraine. We continue to aggressively market our products in the U.S. and abroad and to make productivity improvements and control costs to adjust to market conditions. We believe that the productivity challenges we encountered in 2006 have been addressed as we move into 2007.

The manufacturing division had a strong year in 2006-divisional operating income increased 54% to $2.4 million. Lower gross margins were more than offset by slightly higher revenue and significantly lower SG&A. Monumental shipments-for both traditional monuments and mausoleums— were about the same in 2006 as 2005. Demand for these projects remains strong and orders and shipments of the lower end memorials generally sold by our authorized retailers is steady. Industrial products shipments declined in 2006. Although the gross margin for industrial products is higher than our overall margin, the 2006 margin for industrial products declined in 2006. Late in 2005 we determined that increasing our SG&A expenses in an effort to grow the business with our authorized retailer base-a strategy we adopted late in 2004-was not effective. We therefore took steps to reduce SG&A in line with sales. This action did not affect our commitment to market our higher-end products. We will continue to pursue a strategy of focusing on the mausoleum and large features market where our product is superior and margins are generally higher.

Despite posting a net operating loss for 2006, the retail segment delivered significantly improved results from 2005. The $2.6 million operating loss includes $1.7 million of restructuring charges and compares favorably with the $5.9 million loss posted in 2005. Revenue was down 16% in 2006 compared with 2005-the decline was 6% on a same-store basis. The gross margin, at 52.6% in 2006, improved slightly from 2005. Through training and incentives, we continue to stress with our sales force the importance of developing strong referral sources through outreach programs with funeral homes and cemeteries, and of selling a higher mix of highly customized memorials. Our minimum gross margin target is 55%. In May 2006, we announced a change in leadership for the retail division and recorded a restructuring charge of $1.7 million associated with this action. Excluding this charge, retail SG&A was 32% lower in 2006 than 2005 as we continued to identify opportunities to improve our effectiveness through a combination of headcount reductions and related operational enhancements.

Critical Accounting Policies

General

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Management has discussed the development, selection and disclosure of these estimates with the Audit Committee and our independent auditor. Actual results may differ from these estimates.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Our critical accounting policies are as follows: revenue recognition, impairment of long-lived assets, valuation of deferred tax assets, and accounting for pensions and other post-employment benefits.

Revenue Recognition

Quarry Division

The granite we quarry is sold both to outside customers and used by our manufacturing group. Our quarry division recognizes revenue from sales of granite blocks to outside customers when the granite is shipped and invoiced from the quarry, except for cases noted below. We generally provide a 5% discount for domestic customers if payment is made within 30 days of purchase, except in the case of December terms described below. Sales to foreign customers are typically secured by a letter of credit.

At our Barre, Vermont quarries, we allow customers to purchase granite blocks and request that we store the blocks for them. Many of our customers do not have adequate storage space at their facilities and want to ensure an adequate supply of blocks, especially when the Barre quarries are closed from mid-December through mid-March because of weather. Our quarry division recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"). Blocks are sold when the customer selects and identifies the block at the quarry site, requests the block be stored and they have significant business reasons to do so. At that time, the block is removed from our inventory, the customer's name is printed on the block, and title and risk of loss pass to the buyer. The customer is invoiced and normal payment terms apply, except in the case of December terms described below. Granite blocks owned by customers remain on our property for varying periods of time after title passes to the buyer. We retain a delivery obligation using our trucks. However, we consider the earnings process substantially complete because the cost of delivery service is inconsequential (less than 3%) in relation to the price. Further, under industry terms of trade, title passes and the payment obligation is established when the block is identified at the quarry.

Each December, we offer special payment terms to our Barre quarries' customers. As noted above, from approximately mid-December to approximately mid-March, our Barre quarries are closed due to weather. During this time, the quarry customers' manufacturing plants remain open, and many prefer to ensure they own blocks of a size and quality selected by them prior to the quarries' closure. All blocks purchased in December are invoiced on or about December 31 and, at that time, the blocks are removed from inventory, the customer's name is printed on the blocks, and title and risk of loss pass to the buyer. Payment terms are one-third of the invoice amount on January 15, one-third on February 15, and one-third on March 15. The program provides essentially the normal 30-day payment terms during the months when the Barre quarries are closed notwithstanding the customer purchases a three-month supply in December and makes payments over 90 days. Customers need not use these special December terms and may buy from inventory during the closure period on a first-come, first-served basis with the normal 30-day payment terms.

Manufacturing Division

We record revenue related to internally transferred granite only after the granite is manufactured into a finished product and sold to an outside customer. Manufacturing revenues related to outside customers are recorded when the finished product is shipped from our facilities or set in the cemetery, if we are responsible for the setting which is when the risk of ownership transfers, persuasive evidence of an arrangement exists and collectibility is reasonably assured. Revenues related to finished products transferred internally to our owned retail outlets are recorded as revenue by the retail division when ultimately sold to an outside customer.

Retail Division

Retail revenues are recorded when the finished monument is set in the cemetery, which is when risk of ownership transfers, persuasive evidence of an arrangement exists and collectibility is reasonably assured.

Impairment of long-lived assets

Our long-lived assets consist primarily of property and equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such an asset may not be recoverable in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment of Long-Lived Assets", ("SFAS No. 144"). Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or change in utilization of property and equipment.

Recoverability of the undepreciated cost of property and equipment is measured by comparison of the carrying amount to estimated future undiscounted net cash flows the assets are expected to generate. Those cash flows include an estimated terminal value based on a hypothetical sale at the end of the assets' depreciation period. Estimating these cash flows and terminal values requires management to make judgments about the growth in demand for our products, sustainability of gross margins, and our ability to achieve economies of scale. If assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.

Valuation of deferred tax assets

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not some portion or all of the current and deferred tax assets will not be realized. The ultimate realization of current and deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. This assessment is made each reporting period. At the end of the second quarter of 2005, based on the level of taxable income and projections for future taxable income, the Company believed it was no longer more likely than not that it would generate the required taxable income to fully realize the benefit of the net U.S. deferred tax assets. As such, we adjusted our valuation allowance against the deferred tax assets to fully reserve for the entire net U.S. deferred tax asset. At the end of 2005 and 2006, we reached a similar conclusion, therefore we have continued to fully reserve for the entire net U.S. deferred tax asset. We will continue to assess the valuation allowance on a regular basis and may reduce the valuation allowance if and/or when the Company has taxable income from its U.S. operations in the future.

Accounting for pensions and other post-employment benefits

We provide defined benefit pension and other post-employment benefit plans for certain of our employees. Accounting for these plans requires the use of actuarial assumptions including estimates on the expected long-term rate of return on assets, discount rates and, to a lesser extent, the rate of increase in health care costs (due to the small number of individuals receiving this benefit). The expected long-term rate of return has remained the same at 8% and reflects the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. In 2006 we increased the discount rate used to determine our liability in the pension plans from 5.47% to 5.60% based on a bond matching model which uses data on individual high-quality corporate bonds and the timing and amount of the future benefit payments in our plan to develop a weighted discount rate specific to our plan. In order to make informed assumptions, we rely on outside actuarial experts as well as public market data and general economic information. Any changes in one or more of these assumptions may materially affect certain amounts reported on our balance sheet. In particular, a decrease in the expected long-term rate of return on plan assets or a decrease in discount rate could result in an increase in our pension liability and a charge to equity as well as increases in pension expenses over time.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)", ("SFAS No. 158"). This Statement requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. It also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The requirement to recognize the funded status of a benefit plan and the disclosure requirements has been implemented as of December 31, 2006. The Company recognized a reduction of $409,400 in prepaid pension costs and intangible assets; an increase of $3,852,362 in accrued pension and post-retirement liabilities and a charge of $4,261,762 to accumulated other comprehensive loss. See also note 9 of the Notes to Consolidated Financial Statements.

Results of Operations

The following table sets forth certain historical statement of operations data as a percentage of net revenues with the exception of quarry, manufacturing and retail gross profit and SG&A, which are shown as a percentage of their respective divisions' revenues.

	YEAR ENDED DECEMBER 31,

	2006		2005		2004

STATEMENT OF OPERATIONS DATA:
Net revenues:
Quarry	32.2%		32.4%		38.4%
Manufacturing	29.7%		26.4%		22.7%
Retail	38.1%		41.2%		38.9%

Total net revenues	100.0%		100.0%		100.0%

Gross profit:
Quarry	20.4%		21.0%		34.6%
Manufacturing	27.0%		28.8%		26.6%
Retail	52.6%		52.1%		56.9%

Total gross profit	34.6%		35.9%		41.4%

Operating expenses:
Selling, general and administrative:
Quarry	11.4%		12.1%		10.1%
Manufacturing	16.9%		22.1%		19.1%
Retail	55.4%		68.2%		61.0%
Retail restructuring costs	5.5%		—		—
Corporate overhead	6.2%		5.7%		5.5%

Total SG&A expenses	38.0%		43.5%		37.4%

Impairment of note receivable	0.1%		—		0.4%
Foreign exchange loss	0.0%		0.1%		0.1%
Adverse judgment and legal expenses	—		—		7.1%

Total operating expenses	38.1%		43.6%		45.0%

Loss from continuing operations before interest and income taxes	(3.6%	)	(7.7%	)	(3.6%	)
Gain on sale of investments	—		(0.4%	)	—
Interest expense	3.2%		2.2%		0.9%

Loss from continuing operations before income taxes	(6.8%	)	(9.5%	)	(4.5%	)
Provision (benefit) for income taxes	0.6%		8.5%		(1.0%	)

Loss from continuing operations	(7.4%	)	(18.0%	)	(3.5%	)
Discontinued operations, net of income taxes (1)	0.8%		(0.1%	)	—

Net loss	(6.6%	)	(18.1%	)	(3.5%	)

(1)	The financial information for 2005 and 2004 has been reclassified to present the Kershaw quarries as discontinued operations.

Year Ended December 31, 2006 Compared To Year Ended December 31, 2005

On a consolidated basis for all segments for the year ended December 31, 2006 compared to the year ended December 31, 2005, revenue declined 9%, gross profit declined 12% and total selling, general and administrative ("SG&A") expenses decreased 21% for reasons discussed in detail in the segment analysis below.

Quarry Segment Analysis

Revenues in our quarry operations for the year ended December 31, 2006 declined 10% from 2005. Shipments in 2006 were lower than 2005 in all quarries except Salisbury and Gardenia. The Salisbury Pink and Gardenia White granites are very popular for building purposes and we sell these granites primarily to international customers. Demand for our Barre Gray quarry, primarily used for memorials, continued to decline. We believe that imported granites, which generally are less expensive, are being substituted in the lower end of the memorials market. Shipments of our Bethel White granite were down in 2006 compared with 2005. Demand for this granite remained strong, but production challenges limited our ability to quarry grade A product, so sales were down. Similarly, low recoveries, development work and lower productivity in our Pennsylvania Black quarry resulted in less product being available to ship. Finally, the Galactic Blue granite, which is quarried by our relatively new joint venture in the Ukraine, continues to generate interest; however, production has been low as we continue to develop and open the quarry.

Gross profit dollars from our quarry operations for the year ended December 31, 2006 declined 12% and gross profit as a percentage of revenue decreased 0.6 percentage points to 20.4% from 2005. The decline in gross profit was primarily the result of the lower margin at our Bethel quarry, which was largely offset by the improved margin at our Barre quarry.

SG&A expenses in our quarry segment for 2006 decreased 15% from 2005 primarily due to lower salaries and benefits as the former president of this division retired in 2006 and the transition to new leadership was completed.

Manufacturing Segment Analysis

Revenues in our manufacturing group for the year ended December 31, 2006 increased 2% from 2005. The increase was primarily a result of increased shipments from our memorials group which more than offset a decline in precision products sales.

Gross profit dollars from the manufacturing group declined 4% and gross profit as a percentage of revenue decreased 1.8 percentage points for the year ended December 31, 2006 compared to 2005. The decrease in gross profit margin resulted from the lower proportion of higher-margin mausoleum and industrial products sales.

SG&A expenses for the manufacturing group were down 22% from the prior year primarily as a result of our decision late in 2005 to reduce our general sales staff. Our expenditures for mausoleum and industrial products sales efforts were not affected by these actions.

Retail Segment Analysis

Revenues in our retail operations for the year ended December 31, 2006 were down 16% from the prior year. On a same-store basis, revenues were down 6%, or $2 million. Sales momentum was stronger in the second half of 2006, with same store sales up 4%, or $700,000 from second half 2005.

Gross profit dollars for the retail operations in 2006 were down 15% from the 2005 level. Gross profit as a percentage of revenue was 52.6%, up 0.5% from 2005.

SG&A expenses in retail in 2006 were down 32% from the prior year, excluding restructuring costs of $1,685,000. The lower level of expenses for 2006 reflects the impact of staff reductions taken at the end of 2005 and into early 2006, savings resulting from the restructuring, lower marketing costs, and generally tighter expense control. These actions were taken to assure that our cost structure in retail is sized consistent with our revenue stream.

As previously announced, we made significant changes in the retail segment early in the second quarter of 2006. Because of continuing sales declines and margin erosion, management concluded that it was unlikely that there would be significant growth in this division in the near term. Management further concluded that the cost of the infrastructure in the retail division was not sustainable at current revenue and profit levels. Accordingly, four senior positions were eliminated, a more streamlined management structure was put in place and a "back to basics" philosophy was adopted by the new retail division leadership. Annual savings from the position eliminations are expected to be approximately $1.2 million. Improvement in revenue and margin, and additional cost reductions are also expected, but can not be quantified. Expenses associated with severance agreements and other restructuring charges amounted to $1,685,000, which is separately disclosed in our consolidated statements of operations. The payment of these will occur over the twelve-month period ending May 2007 and is being funded with cash from operations.

Consolidated Items

Unallocated corporate overhead declined 2%, or $83,000, from the prior year.

In 2006, we recognized an impairment of $100,000 on a long term note receivable which dated back to the sale of a manufacturing plant in Elberton, Georgia in 2001.

Foreign exchange loss in 2006 was $28,000 compared to $50,000 in 2005 resulting from the effect of the fluctuating value of the US dollar compared to the Canadian dollar on transactions that are originated in US dollars in our Canadian operations.

Interest expense increased 35% from $1.9 million to $2.6 million primarily as a result of higher borrowings, higher interest rates and higher spreads charged by our banks in 2006 compared to 2005. During 2006, the total debt level rose by $1.6 million; during 2005 it had increased $9.0 million. Therefore, average borrowings during 2006 were higher than 2005. The interest rates paid on our credit facility are tied to LIBOR and the prime rate, both of which increased during 2006. The spreads over the interest rate index charged by our banks were higher on average throughout 2006 as compared with 2005 because of the amendments to our credit arrangements caused by our not meeting certain debt covenants.

The 2006 income tax expense for 2006 was $473,000 compared with $7.6 million for 2005 despite consolidated losses in both years. The tax expense in 2006 reflects taxes at our Canadian subsidiary. At the end of the second quarter of 2005, based on the level of taxable income and projections for future taxable income, the Company determined it was no longer more likely than not that it would generate the required taxable income to fully realize the benefit of the net U.S. deferred tax asset. This resulted in a charge to tax expense of $9.2 million in the second quarter of 2005. This action did not affect the cash taxes paid by the Company. In each subsequent quarter since then, we have reached a similar conclusion, therefore we have continued to fully reserve for the entire net U.S. deferred tax asset. We will continue to assess the valuation allowance on a regular basis and may reduce the valuation allowance if and/or when the Company has taxable income from the U.S. operation in the future.

We had a gain from discontinued operations of $616,000 in 2006 as a result of the sale of the Kershaw quarries. This compares to a loss of $68,000 in 2005 from the Kershaw operations. In December 2006, we sold the Kershaw quarries for $900,000, recording a gain of $614,000. We had no other assets or operations held for sale as of December 31, 2006.

Year Ended December 31, 2005 Compared To Year Ended December 31, 2004

On a consolidated basis for all segments for the year ended December 31, 2005, compared to the year ended December 31, 2004 revenue decreased 3%, gross profit decreased 16% and total SG&A expenses increased 12% for reasons discussed in detail in the segment analysis below.

Quarry Segment Analysis

Revenues in our quarry operations for 2005 were $28.9 million, down 18% or $6.5 million from 2004. This decline was primarily as a result of decreased shipments from our Salisbury Pink and Gardenia White quarries to overseas customers. Shipments from these quarries were down $6.1 million from 2004 levels. Our export shipments declined as a result of several factors, including our customers' existing inventory levels as well as what we believe were credit restrictions imposed by the Chinese central bank in an effort to slow construction spending.  Shipments from our Vermont and Pennsylvania quarries were down approximately $425,000 from 2004 levels, despite an improvement in the pace of sales in the fourth quarter, particularly in the Bethel, Vermont quarry.

Gross profit dollars from our quarry operations for 2005 decreased 50%, and gross profit as a percentage of revenue decreased from 34.6% of revenue for 2004 to 21.0% of revenue for 2005. The decreases in gross profit dollars and gross profit as a percentage of revenue were largely a result of higher repair and maintenance expenses, absorption of additional expenses associated with the Rockwell quarry acquisition in the second quarter of 2005, write-off of retired fixed assets in the Pennsylvania quarry, lowered production due to mechanical failure of a derrick in our Barre quarry and lower operational efficiencies associated with a decrease in revenue.

SG&A expenses in our quarry segment decreased 1%, or $50,000, in 2005 from 2004 levels.

Manufacturing Segment Analysis

Revenues in our manufacturing operations for 2005 increased 12% from 2004 primarily as a result of strong shipments of mausoleums as well as an increase in sales of industrial products. At December 31, 2005, our backlog of mausoleum orders and typical memorial products was $9.0 million, $850,000 higher than the December 31, 2004 level.

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

Retail Segment Analysis

Revenues in our retail operations for 2005 increased 2% from 2004.  We believe the increase is a direct result of the initiatives undertaken in 2005 to improve our product mix, implement the branding strategy, develop a marketing plan and revamp the retail sales counselor compensation structure. Our order receipts in 2005 decreased 2% compared with 2004. Our backlog of approved and unapproved orders was $6.6 million at December 31, 2005, down from $8.6 million at December 31, 2004.

Gross profit dollars from retail operations decreased 6% from 2004 levels and gross profit as a percentage of revenue decreased 4.8 percentage points compared with 2004. We attribute these declines to errors in our assumptions about pricing and mix of craftsmanship levels when we established our new branding initiative and overhauled our pricing early in 2005.  We raised and adjusted our pricing and targeted a return to the historical level of 55% or higher gross margin percentage.

SG&A expenses from our retail operations increased 14% for 2005 compared to 2004 and SG&A expenses as a percentage of retail revenue increased 7.2 percentage points from 2004.  The increase in SG&A was a result of the expenses associated with the various investments in people and programs related to changing  our product mix, branding strategy, marketing plan, retail sales counselor compensation structure, pricing policy, and other items.  While we continued to focus on the new branding and pricing programs introduced early in 2005, during the second half of the year we developed a retail store staffing plan that, through a combination of headcount reductions and related operational enhancements, focuses on the productivity of our sales force and, we believe, will allow us to operate more efficiently with a smaller managerial staff.  We implemented the plan during the fourth quarter and by the end of the year we had made the associated staffing reductions and we had paid or accrued associated severance costs.  We expected this would reduce retail SG&A expenses approximately 15% to 20% in 2006 as compared to 2005.

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

Income tax expense for 2005 was $7.6 million, compared with a benefit of $877,000 in 2004. In the second quarter of 2005, the Company made the determination that, based on the results of the previous three years coupled with current year actual and then-projected operating results and the guidance in SFAS 109, we could not estimate that the Company will more likely than not generate the required taxable income to fully realize the benefit of the net U.S. deferred tax assets the Company has generated over the years.  As such, we adjusted our valuation allowance against the net U.S. deferred tax assets to fully reserve for the entire net U.S. deferred tax assets. After reviewing the results at the end of the year, we continued to fully reserve for the entire net deferred tax asset.  As required by SFAS 109, we will continue to assess the valuation allowance on a regular basis and may reduce the valuation allowance if and/or when the Company has taxable income from its U.S. operations in the future.  Until or unless that occurs, we will show essentially no tax (except for Canadian tax expense) in periods when we have earnings, until we generate the required taxable income to fully realize the benefit of our net U.S. deferred tax assets.  These actions do not affect the cash taxes paid by the Company. The Company's Canadian subsidiary provided for income taxes payable in Canada of $515,000 in 2005 compared to $473,000 in 2004.

We had a gain from discontinued operations of $9,000 in 2004 as a result of reclassifying the results of operations of the Autumn Rose and Kershaw quarries as discontinued. This compares to a loss of $68,000 in 2005 from the Kershaw operations. In December 2004, we sold the Autumn Rose quarry for $750,000, with no material gain or loss recognized.

Liquidity and Capital Resources

Historically, we have met our short-term liquidity requirements primarily from cash generated by operating activities and periodic borrowings under the commercial credit facilities described below. Our credit facility with our Lenders expires in accordance with its terms on October 27, 2007 and, accordingly, the entire amount due under our credit facility is classified as a current liability as of December 31, 2006. We must enter into a new financing arrangement prior to the expiration of the current credit facility on October 27, 2007 to ensure that we will have adequate liquidity to meet our long-term cash requirements. We plan to begin discussions with our lenders on the renewal of the facility during the second quarter of 2007. See Item 1A, Risk Factors and notes 2 and 6 of the Notes to Consolidated Financial Statements.

In 2006, the funded status of our defined benefit pension plan increased by approximately $1.0 million primarily as a result of an increase in the discount rate used to calculate the pension benefit obligation from 5.47% to 5.60%, and higher actual returns on the plan assets in 2006 than in 2005. We have historically contributed between $800,000 and $1.0 million per year to the plan and we contributed $827,000 in 2006. The Company is not required to make any additional contributions in 2007, however we expect to contribute $740,000 to the defined benefit plan during 2007, which, we believe, we will be able to fund either from cash from operations or borrowing under our credit facilities. See Item 1A, Risk Factors and note 9 of the Notes to Consolidated Financial Statements.

Our primary need for capital will be to maintain and improve our quarrying, manufacturing, and retail facilities. We have approximately $2 million budgeted for capital expenditures in 2007.

Cash Flow

At December 31, 2006, we had cash and cash equivalents of approximately $3.3 million and a working capital deficit of approximately $1.8 million, compared to approximately $2.0 million of cash and cash equivalents and $20.6 million of working capital at December 31, 2005. The decrease in working capital is mainly due to the classification of the entire amount due under our credit facility as a current liability.

Cash from Operations. Net cash used in operating activities was $448,000 in 2006 compared to $5.7 million in 2005. The primary reason for the change is the lower net losses in 2006, (excluding the effect of the significant decrease in deferred tax assets) coupled with the decrease in accounts receivable and other current assets and an increase in customer deposits. Along with other working capital changes, the net effect was net cash used in operations of a much smaller amount than the prior year.

Net cash used in operating activities was $5.7 million in 2005 compared to $450,000 in 2004. The primary reason for the change is the lower earnings in 2005 coupled with the non-cash adjustments primarily from a decrease in customer deposits and pension liabilities as well as other working capital changes, which had the effect of decreasing cash from operations.

Cash from Investing Activities. Cash flows provided by investing activities were $296,000 in 2006 compared to cash used in investing activities of $4.4 million in 2005. In 2006, proceeds from sale of retail operations in Georgia and the Kershaw quarries totaled $1.3 million. In 2006 our capital spending was $1.0 million compared to $4.8 million in 2005. In 2005 we acquired the Rockwell quarry and the McColly retail locations for $4.1 million. These were partially offset by the proceeds from the sale of our FFS investment of $3.9 million and retail operations in New Jersey for $800,000.

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

Cash from Financing Activities. Financing activities provided $1.6 million in 2006 which included $2.7 million under our line of credit less $1.1 million paid on our long-term note. This compares to $8.3 million provided by financing activities in 2005 which included $3.2 million under our line of credit and $9.7 million on our long-term debt, less $3.9 million paid on the long-term debt and $740,000 paid in dividends. Financing activities provided $6.3 million in 2004 as a result of increased borrowings under our line of credit, an increase in borrowing under our long-term note as well as cash provided from employees exercising stock options. This was partially offset by the payment of dividends.

Credit Facility

We have a credit facility with the CIT Group/Business Credit and Chittenden Trust Company (the "Lenders") that is scheduled to expire in October 2007 and is secured by substantially all assets of the Company located in the United States. The facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable, inventory and certain fixed assets. Pursuant to the Further Amendment (defined below), the Lenders have placed a reserve of $2 million against availability under the revolving credit facility with the Lenders retaining the right to over advance at their discretion. Amounts outstanding were $13,217,612 and $20,715,905 as of December 31, 2006 and $10,499,379 and $21,815,193 as of December 31, 2005, on the revolving credit facility and the term loan line of credit, respectively. Availability under the revolving credit facility was $6,838,045 (including the $2 million reserve) and $9,500,621 (including the $2 million reserve) as of December 31, 2006 and December 31, 2005, respectively. The weighted average interest rate was 7.46%, 5.12% and 3.46% on the revolving credit facility in 2006, 2005 and 2004, respectively. The credit facility loan agreement places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, make capital expenditures, repurchase stock and make investments or guarantees, without pre-approval by the Lenders. The credit facility agreement also contains certain covenants for a minimum Operating Cash Flow to Debt Service Ratio (the "Ratio") and a limit on the Total Liabilities to Net Worth Ratio of the Company.

Minimum Operating Cash Flow to Debt Service Ratio. The facility requires the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA) less taxes paid and capital expenditures, to the sum of interest and scheduled debt repayments be at least 1.25 for any trailing twelve-month period at the end of a quarter. Primarily as a result of significant Eurimex arbitration expenses in 2004 and operating losses in 2004, 2005 and 2006, we have been in violation of this covenant and have received waivers and amendments of this covenant from the Lenders, which adjust the required covenant levels through the remaining term of the facility. In October 2006, the Lenders amended (the "Amendment") our credit facility and changed the method of calculating the Ratio for the trailing four quarters by allowing the Company to exclude the $1,685,000 retail restructuring charge taken in the second quarter of 2006. The Company was in compliance with the Ratio covenant, as calculated according to the Amendment, at December 31, 2006.

Due to extremely adverse weather conditions in its various markets during the first quarter of 2007, the Company expects to be in violation of the Ratio covenant in the first quarter of 2007. In anticipation of missing the Ratio covenant and in advance of the end of the first quarter, the Company has obtained a waiver of the violation of the Ratio covenant for the first quarter from the Lenders. Under the waiver, the Ratio may be as low as 0.50 to 1.00. After the first quarter of 2007, the Company expects to be in compliance with all existing covenants through the remaining term of the credit facility.

Total Liabilities to Net Worth Ratio. Our credit facility also requires that the ratio of our total liabilities to net worth (the "Leverage Ratio") not exceed 2.0. Pursuant to the Amendment described above, the calculation of the Leverage Ratio was changed by excluding from that calculation any change in tangible net worth (up to a maximum of $6,000,000) directly resulting from the Company's compliance with SFAS No. 158. In relevant part, SFAS No. 158 requires us to place on our books certain unrecognized and unfunded retirement liabilities as of December 31, 2006. As of December 31, 2006, we were in compliance with the Leverage Ratio covenant as amended, and we expect to be in compliance with this covenant throughout the remaining term of the credit facility.

Interest Rates. We have a multi-tiered interest rate structure on our outstanding debt with the Lenders. We can elect the interest rate structure under the credit facility based on the prime rate or LIBOR for both the revolving credit facility and the term loan. The incremental rate above or below prime and above LIBOR is based on our Funded Debt to Net Worth Ratio. Based on this ratio, our current rates are 25 basis points higher than the lowest incremental rates currently available to us. In addition, the incremental interest rates under our credit facility were increased by a total of 50 basis points during 2005 in connection with the amendments noted above. Because the Company was in compliance with the terms of the amendments noted above, effective July 2, 2006 our rates were reduced by 25 basis points. However, in conjunction with the Amendment the rates were increased by 25 basis points effective October 1, 2006.

The rates in effect as of December 31, 2006 were as follows:

	Amount Outstanding	Formula	Effective Rate

Revolving Credit Facility	$2.2 million	Prime + 0. 25 pts.	8.50%
Revolving Credit Facility	11.0 million	LIBOR + 2.25 pts.	7.60%
Term Loan A	14.6 million	LIBOR + 2.50 pts.	7.85%
Term Loan B	5.9 million	LIBOR + 2.50 pts.	7.86%
Term Loan at Prime	.2 million	Prime + 0.50 pts.	8.75%

Canadian Credit Facility

The Company's Canadian subsidiary has a line of credit agreement with the Royal Bank of Canada that is renewable annually. Under the terms of this agreement, a maximum of $4.0 million CDN may be advanced based on eligible accounts receivable, eligible inventory, and tangible fixed assets. The line of credit bears interest at the U.S. prime rate. There were no amounts outstanding as of December 31, 2006 and 2005.

Contractual Obligations (in thousands)
	Payments Due By Period
Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt (1)	$22,508	$22,104	$62	$62	$280
Operating Leases (2)	3,485	946	1,090	601	848
Purchase Obligations (3)	4,750	2,500	2,250	—	—

Total Obligations (4)	$30,743	$25,550	$3,402	$663	$1,128

(1)

Long-Term Debt consists of various notes payable for general business use and acquisitions and estimated interest thereon, including the acquisition term loan line of credit portion of our credit facility. Excluding the obligation associated with the acquisition term loan line of credit portion of our credit facility, the remaining long-term debt obligations will be funded from cash flow from operations. The Company expects to begin negotiating with its Lenders a renewal of the entire credit facility (including the obligation associated with the acquisition term loan line of credit) during the second quarter of 2007. Obligations of $13.2 million under our Revolving Credit Facility at December 31, 2006 are not included in this table.

(2)	Operating Leases are principally for real estate and vehicles and will be funded from a combination of cash flow from operations and our credit facilities.

(3)

The purchase obligation consists of a supply agreement with Adams Granite Co. The Company agreed to purchase a minimum of $2,250,000 (+/- 10%) of monuments from Adams Granite each year for a term of seven years with various stipulations as to variations from the "minimum order" and pricing agreements. This obligation will be funded from a combination of cash flow from operations and our credit facilities. We were not in compliance with the agreement for 2006 purchases. The failure to meet the minimum order requirement was waived and the shortfall of $225,000 was added to the minimum order obligation for 2007. The agreement was entered into on January 11, 2002 and the remaining term is two years.

(4)

In addition to the contractual obligations included in the table, we have obligations to fund pension, salary continuation and other post-employment benefit plans. The actual commitments are contingent on certain factors that are uncertain or unknown at this time. Therefore, these obligations are not included in the table.

Off-Balance Sheet Arrangements

With the exception of our operating leases, we do not have any off-balance sheet arrangements, and we do not have, nor do we engage in, transactions with any special purpose entities.

Seasonality

Historically, the Company's operations have experienced certain seasonal patterns. Generally, our net sales have been highest in the second or third quarter and lowest in the first quarter of each year due primarily to weather. Cemeteries in northern areas generally do not accept granite memorials during winter months when the ground is frozen because they cannot be properly set under those conditions. In addition, we typically close certain of our Vermont and Canadian quarries during these months because of increased operating costs attributable to adverse weather conditions. As a result, we have historically incurred a net loss during the first three months of each calendar year.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109, Accounting for Income Taxes" ("FIN 48"). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect, if any, that the adoption of FIN 48 may have on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin 108 ("SAB 108"), which expresses the staff's views regarding the process of quantifying financial statement misstatements. The interpretation addresses diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build-up of improper amounts on the balance sheet The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company's year ended December 31, 2006. The implementation of this requirement had no impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements", ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect, if any, that the adoption of SFAS No. 157 may have on our financial statements.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115", ("SFAS No. 159"). This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. This statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect, if any, that the adoption of SFAS No. 159 may have on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has financial instruments that are subject to interest rate risk, principally debt obligations under its credit facilities. Historically, the Company has not experienced material gains or losses due to interest rate changes. Based on the Company's current variable rate debt obligations, the Company believes its exposure to interest rate risk is not material. Based on the December 31, 2006 outstanding borrowings under the credit facility of $33.9 million, the impact of a 1% increase in the interest rates would be approximately $340,000 a year.

The Company is subject to foreign currency exchange rate risk primarily from the operations of its Canadian subsidiary. At December 31, 2006, the Canadian subsidiary had net assets of $10.5 million exposed to changes in the Canadian/U.S. dollar exchange rate. The effect of the change in the exchange rate in 2006 was $57,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required for this item is included in this Annual Report on Form 10-K on Pages i through xliii, inclusive, and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded, that as of the end of such period, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the fiscal year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information concerning directors and executive officers of the Company is set forth below.

Unless otherwise indicated, none of the companies or organizations referred to below is a parent, subsidiary or affiliate of the Company.

NAMES OF DIRECTORS AND EXECUTIVE OFFICERS (1)	AGE	POSITIONS WITH THE COMPANY

Nancy Rowden Brock	50	Chief Financial Officer/Senior Vice President of Finance and Administration, Treasurer
James L. Fox	55	Director
Douglas S. Goldsmith	37	President and Chief Operating Officer - Quarries Division
Richard C. Kimball	66	Director and Vice Chairman
Donald Labonte	45	President and Chief Operating Officer/North American- Manufacturing
Pamela G. Sheiffer	60	Director
Kurt M. Swenson	62	President, Chief Executive Officer and Chairman of the Board of Directors
Michael B. Tule	45	Senior Vice President, General Counsel and Secretary
Richard M. Urbach	38	President and Chief Operating Officer-Retail Division
Charles M. Waite	74	Director
Frederick E. Webster Jr.	69	Director

(1)	Each executive officer serves for a term of one year (and until his successor is chosen and qualified) at the discretion of the Board of Directors.

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

James L. Fox has been a director of the Company since October 1997. Since January 2007, he has been President and Chief Executive Officer, and from October 2005 to December 2006, he was Executive President and Chief Operating Officer of FundQuest, Inc., a global provider of turnkey, open architecture wealth management programs and services for financial institutions and advisors. From September 2003 to October 2005, he was Executive Vice President and Chief Financial Officer of The BISYS Group, Inc. He was President of Fund Services Division of The BISYS Group, Inc. from April 2003 to September 2003. From August 2001 to April 2003, he was President and Chief Executive Officer of govOne Solutions, L.P., an electronic government payment service. From June 2000 to August 2001, he was Vice President-Corporate Development and Chief Financial Officer of Gomez, Inc., a research and consulting firm specializing in Internet quality measurement. Prior to joining Gomez, Mr. Fox had been Vice Chairman of PFPC Inc., a division of the PNC Financial Services Group, Inc. from December 1999 to June 2000. Before joining PFPC, Inc., Mr. Fox had an eleven year career with the Investor Services Group of First Data Corporation, a provider of processing and mutual fund and retirement services for mutual fund complexes, banks, insurance companies and advisory firms, including serving as President and Chief Executive Officer (1999) and Chief Operating Officer (1997-1999). Mr. Fox's current term as a director of the Company will expire at the Company's 2007 Annual Meeting.

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

Richard C. Kimball has been a director of the Company since 1986, and Vice Chairman since 1993. From 1993 to January 2001, he was Chief Operating Officer— Memorials Division of the Company and from January 2001 to December 2004, he was Chief Strategic and Marketing Officer. Prior to joining the Company, Mr. Kimball served as a director, principal and President of The Bigelow Company, Inc., a strategic planning and investment banking firm from 1972 until 1993. Mr. Kimball retired as an employee of the Company on December 31, 2004 and served as a consultant to the Company during 2005 and 2006. His current term as a director will expire at the Company's 2009 Annual Meeting.

Donald Labonte has been President and Chief Operating Officer—North American Manufacturing since August 2002 and has been President of Rock of Ages Canada, Inc., a wholly owned subsidiary of the Company, since 1999. From January 2002 to July 2002, he was Vice President/Manufacturing. From 1998 to 1999, he was Vice President/General Manager of Rock of Ages Canada, Inc. From 1993 to 1998, Mr. Labonte was Director of Operations of Rock of Ages Canada, Inc. From 1980 to 1993, Mr. Labonte held various positions in the manufacturing plant at Rock of Ages Canada, Inc.

Pamela G. Sheiffer has been a director of the Company since June 2004. Since 1997, she has been President of P. Joyce Associates, Inc., a consulting firm specializing in retail, manufacturing, licensing and providing services to investment firms. From 1995 to 1997, she was CEO of The Design and Source Company, a manufacturer and marketer of ladies apparel. From 1988 to 1995, she was Vice President of Merchandising and Marketing for the Retail Apparel Group, Inc. d/b/a Dots, a retailer of women's clothing with over 250 stores nationwide. Prior to that, Ms. Sheiffer held various senior management positions in retail and manufacturing, including Senior Vice President of May Department Stores. She is currently Vice Chairman and Chair of the Development Committee of Learning Lenders, New York City's largest educational nonprofit with over 14,000 volunteers in New York City schools. She was a member of the board of directors of Dan River Mills, Inc., a manufacturer and marketer of textile products for home fashions and apparel fabrics, from February 2005 to February 2006, and has been a director of New York & Company (NYSE: NWY), a specialty retailer of fashion oriented, moderately priced women's apparel, since August 2006. Ms. Sheiffer's current term as a director will expire at the Company's 2008 Annual Meeting.

Kurt M. Swenson has been President, Chief Executive Officer and Chairman of the Board of Directors of the Company since 1984. Prior to the Company's initial public offering in 1997, Mr. Swenson had been the Chief Executive Officer and a director of Swenson Granite Company, Inc. since 1974. Mr. Swenson currently serves as non-officer Chairman of the Board of Swenson Granite Company, LLC, a Delaware limited liability company engaged in the granite curb and landscaping business. Swenson Granite Company, LLC may be deemed an affiliate of the Company. He is also a director of the American Monument Association, the National Building Granite Quarries Association and Polycor, Inc. Mr. Swenson's current term as a director will expire at the Company's 2009 Annual Meeting.

Michael B. Tule has been Senior Vice President/General Counsel and Secretary of the Company since April 2000. From March 1996 to April 2000, he was Vice President, General Counsel and Secretary of WPI Group, Inc., a provider of diagnostic tools for commercial vehicles. Prior to 1996, Mr. Tule was a partner at the Manchester, New Hampshire law firm of McLane, Graf, Raulerson & Middleton.

Richard M. Urbach has been President and Chief Operating Officer—Retail Division since May 2006. From September 2004 to May 2006, Mr. Urbach was Regional Vice President - Western Region, with responsibility for managing retail sales and operations. The Western Region comprises the Iowa, Watertown, Wisconsin, Northeast Ohio and Maumee Valley retail hubs. From December 2002 to September 2004, he was Retail Operations Manager of the Ohio region, which included the Company's Northeast Ohio, Southeast Ohio, Maumee Valley, and Pittsburgh operations. From November 2001 to December 2002, he managed sales and operations for the Company's Pittsburgh and Southeast Ohio retail operations. He managed sales and operations at the Company's retail stores in Pittsburgh from November 1999 to November 2001.

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

AUDIT COMMITTEE

Rock of Ages has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are James L. Fox (Chairman), Charles M. Waite and Frederick E. Webster Jr. The Board of Directors has determined that James L. Fox, Chairman of the Audit Committee is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act, and is independent under Rule 10A-3(b)(1) under the Exchange Act and as independence is defined for audit committee members in the listing standards of The NASDAQ Stock Market, Inc.

CODE OF ETHICS

On April 28, 2004, the Board of Directors adopted a code of business ethics for directors, officers (including Rock of Ages' principal executive officer and principal financial and accounting officer) and employees. The code of business ethics is available on Rock of Ages' website at www.rockofages.com. Stockholders can also request a free copy by making such request in writing to Rock of Ages Corporation, 369 North State Street, Concord, New Hampshire03301, attn: Corporate Secretary. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, or principal accounting officer or controller by disclosing such information on our website in accordance with Item 5.05 of Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy

The following overview relates to the Company's overall philosophy and practices with respect to compensation of both rank and file employees and our executive officers, including our Named Executive Officers (as described on page 32).

Fairness and Equity

The Compensation Committee of the Company's Board of Directors (the "Compensation Committee") is primarily responsible for reviewing, approving, and overseeing the Company's compensation plans and practices, and works with management to establish the Company's executive compensation philosophy and programs. The general philosophy of compensation at the Company has been and remains fairness and equity among all employees based on responsibilities and on prevailing wage and salary rates for similar companies in the granite industry and other industries in Northern New England where the quarrying and manufacturing operations of the Company are primarily located. In general terms, the salaries of executive officers are determined with regard to those of officers of other companies prevailing in the marketplace and tested against the average salary of the Company's unionized workers in Vermont. For example, in 2006, the average compensation for these union employees was $40,000 per year meaning the total salary (including deferred salary) of the Company's Chief Executive Officer, Kurt Swenson, in 2006 was 11 times the average wage paid to the Company's union employees and his actual cash compensation received (excluding deferred salary) was just under 9 times the average wage paid to union employees. This is in keeping with the Company's general philosophy to keep the salary of the executive officers within reasonable multiples of the average union worker's salary.

Pay for Performance

The Company believes that incentive compensation and bonuses should reward performance and the Company has various programs which provide incentive compensation opportunities to all employees. The Company has a productivity incentive bonus in its quarry union contracts in Vermont based on exceeding certain production per man hour targets and its manufacturing employees receive incentive bonuses based on achieving targeted gross profit percentages at the divisional levels. Unionized manufacturing employees may receive discretionary bonuses. In 2006 all non-officer U.S. employees in the Manufacturing Division were paid incentive bonuses. Compensation of the Company's retail sales employees is based on achieving targeted levels of revenue. Certain retail sales employees have sales or earnings performance incentive opportunities based on results at the store level or hub level. Retail employees may also receive discretionary bonuses for superior performance. Various retail employees received incentive compensation in 2006 under these arrangements. The Company has an annual incentive plan for its management and corporate officers (including the executive officers) which is described below under the caption "Components of Executive Compensation - 2006 Annual Incentive Plan."

Benefits and Other Compensation

The Company's Manufacturing Division and Quarry Division employees (including union employees) and the executive officers have access to the same health care program and the executive officers pay the same employee share as all other non-union Manufacturing Division and Quarry Division employees. Retail Division employees are covered under a different health care plan which provides similar benefits. The benefits for rank and file employees and the Company's executive officers are comparable with the exception of the fact that officers are provided Company cars or car allowances, with the cars being available for personal use whereas the rank and file employees do not have personal use of company vehicles. The personal use of Company vehicles by officers is included as additional compensation to the officers and taxed accordingly. Perquisites and other compensation for executive officers are discussed in greater detail below under the caption "Components of Executive Compensation-Other Information".

Retirement Benefits

The Company also provides retirement plans and benefits to its rank and file employees, including 401(k) defined contribution plans and, in the case of its Quarry Division, Manufacturing Division, and corporate employees in the United States, a defined benefit pension plan. Retail Division employees are not covered by the defined benefit plan but are provided an enhanced 401(k) defined contribution plan with higher employer matching payments. These plans are intended to reward employee loyalty and provide a way for employees to plan for and fund their retirement. The Company's Chief Executive Officer also participates in supplemental retirement benefit plans which are intended in part to offset the impact of certain legal limitations on the Chief Executive Officer's ability to fully participate in the Company's retirement plans. Retirement benefits for executive officers are discussed in greater detail under the caption "Components of Executive Compensation-Retirement Benefits" below.

Compensation Committee Practices

Both management and Compensation Committee members strive to be informed regarding general compensation practices and trends, and each Compensation Committee member has extensive business experience, including experience with compensation matters. The Compensation Committee does not utilize independent compensation consultants to evaluate the Company's executive compensation programs and pay practices. Although many compensation decisions are made in the first quarter of the fiscal year, the compensation planning process neither begins nor ends with any particular Compensation Committee meeting. Compensation decisions are intended to promote the Company's fundamental business objectives and strategy and accordingly, evaluation of management performance and consideration of compensation programs and practices are continuous processes.

As is the case with most companies of our size, wage and salary matters for all employees other than officers of the Company are the primary responsibility of the Chief Executive Officer subject only to Board review of budgets and percentage wage and salary increases for the Company as a whole. The Chief Executive Officer largely delegates responsibility for actual wage and salary decisions for employees below the officer level to the executive officers to whom those employees report, subject only to final review and approval by the Chief Executive Officer of salary levels from time to time. The wages and benefits for union employees are negotiated by the Executive Officers of the quarry or manufacturing divisions subject only to final approval of the Chief Executive Officer. With respect to officer compensation, it is the long-term practice of the Compensation Committee to request the Chief Executive Officer to provide salary and bonus recommendations for all officers other than himself each year. The Compensation Committee has the absolute right to increase, decrease or reject all recommendations of the Chief Executive Officer on salaries for officers. The Chief Executive Officer works with the Compensation Committee in establishing the agenda for committee meetings, and, with the assistance of other management members, prepares meeting information for each Compensation Committee meeting as required or requested. The Chief Executive Officer also participates in at least a portion of most Compensation Committee meetings at the Compensation Committee's request to provide background information on the Company's business and strategic objectives, his evaluation of the performance of the senior officers, and such other information as the Compensation Committee may request.

Components of Executive Compensation

The Company's executive compensation program consists of four key components: base salary, annual bonus awards, equity-based incentives in the form of stock options, and retirement benefits.

Base Salary

The Compensation Committee reviews annually the Chief Executive Officer's base salary and the Chief Executive Officer's recommendations with regard to the base salaries of the Company's officers. When reviewing salaries, the Compensation Committee considers individual and corporate performance in the prior year, levels of responsibility, the importance of the individual to the attainment of the Company's business objectives, prior experience, breadth of knowledge, and competitive pay practices. As noted above, in the case of the executive officers, the Compensation Committee also considers the average salary of its unionized employees and attempts to keep executive office's' salaries within reasonable multiples of the average unionized worker salary. In 2006, the Compensation Committee, at the Chief Executive Officer's recommendation, did not increase the rate of base salary paid to our executive officers from the rate in effect in 2005, which in the case of the CEO included a voluntary reduction of 10% of that portion of his salary paid in cash which the Compensation Committee had approved at the CEO's request in November of 2005. The decision not to increase salaries in 2006 was based on a determination that while the executive officer team took steps to implement the Company's strategic plan, they did not attain the business objectives of the Company as a whole. In particular, the Compensation Committee took note of the fact that the Retail Division suffered a significant loss in 2005, Quarry Division results for 2005 were well below historic results due primarily to reduced sales into China, and Manufacturing Division results for 2005 were essentially flat from the prior year. When a change was made in the leadership of the retail group in May of 2006, Richard M. Urbach was promoted to President of the Retail Division and as such became an executive officer and the Compensation Committee voted to raise his salary to $160,000 to reflect his new responsibilities. In December 2006, the Compensation Committee again decided that it would not increase executive officer salaries in 2007.

2006 Annual Incentive Plan

The Company's business objectives are reflected in specific goals, both corporate and divisional, that are applicable to the Company's executive officers and the non-executive officers and managers of each division. The Company established the 2006 Annual Incentive Plan (the "Incentive Plan") to reward participants for their contributions to the achievement of corporate and divisional goals. Participants in the Incentive Plan include the Chief Executive Officer, the President and Chief Operating Officer- Quarry Division (the "Quarry COO"), the President and Chief Operating Officer-North American Manufacturing (the "Manufacturing COO"), the President and Chief Operating Officer-Retail Division (the "Retail COO"), the Senior Vice President/CFO, the Senior Vice President/General Counsel and the non-executive officers, managers and employees of each of the Company's operating divisions.

In February 2006, the Compensation Committee approved the Incentive Plan, which set the corporate and divisional performance measures for each participating officer, as well as the target award values, which are a percentage of base salary. Performance under the Incentive Plan is measured by the achievement of certain levels of earnings before interest and taxes ("EBIT"), net of incentive payments. In the case of executive officers responsible for an operating division, EBIT targets are set at both the corporate and divisional levels. Non—executive officers' and managers' EBIT targets in each of the operating divisions are set based on their areas of responsibility. Executive and non-executive officers and managers of the corporate group, including Ms. Brock, Mr. Swenson and Mr. Tule, are set at the corporate level only based on income before taxes. The Compensation Committee believes these corporate and divisional goals will drive the future success of the Company's business and thus enhance shareholder value. Incentive Plan awards are cash payments; there is no equity component in the Incentive Plan.

The target award values for 2006 for each executive officer under the Incentive Plan as a percentage of base salary are shown in the table below:

	Target Award Values (% of Base Salary)
	Threshold	Target	Maximum

Kurt M. Swenson, Chairman/Chief Executive Officer	0%	25%	50%

Nancy Rowden Brock, Senior Vice President/Chief Financial Officer	10%	25%	50%

Donald Labonte, President—North American Manufacturing	10%	25%	50%

Douglas S. Goldsmith, President-Quarry Division	10%	25%	50%

Richard M. Urbach, President-Retail Division	10%	25%	50%

Discretionary Bonuses

The Compensation Committee may also pay discretionary bonuses to officers if, in the Compensation Committee's sole discretion, a participant has achieved corporate, divisional or personal goals worthy of reward.

In February 2007, the Compensation Committee reviewed the performance of the executive officers and the financial results of the Company for 2006. No incentive payments were paid under the Incentive Plan to any executive officer because the threshold targets at both the divisional and corporate levels were not achieved. The Compensation Committee voted to pay the Manufacturing COO a discretionary bonus of $25,000 on the recommendation of the Chief Executive Officer in recognition of the significant improvement in divisional results from 2005 and the fact he did not qualify for the bonus primarily as a result of the fact that the accrual of bonuses earned under the plan by all other manufacturing employees caused the Manufacturing results to fall below the required EBIT threshold for the Manufacturing COO. The Compensation Committee also voted to pay a discretionary bonus of $25,000 to the Retail COO on the recommendation of the Chief Executive Officer, in recognition of his efforts to stop the significant losses incurred by the Retail Division during the first half of 2006 and in recognition of the very important improvement in the results of the Retail Division in the second half of 2006 to a profit of about $1.1 million as compared to a loss of about $2.5 million in the second half of 2005.

Stock Options

It is part of the Company's compensation philosophy to provide equity based incentives for executive officers and other employees to ensure that they are motivated over the long-term to respond to the Company's business challenges and opportunities as owners and not just as employees. The Company's Stock Plan was established to provide certain Company employees with an opportunity to share, along with the Company's stockholders, in the long term performance of the Company. Stock options only have a realizable value to the employee if the market price of the Company's shares appreciates in value from the date the stock options are granted. Historically, the Company has granted stock options which vest based upon continued employment with the Company, typically over a three to five year period. All options are granted with maximum terms that expire ten years after the date of grant (or earlier upon a termination of the option holder's employment).

On October 27, 2005, the Compensation Committee voted to accelerate the vesting of certain unvested and "out of the money" stock options previously awarded to employees, officers and directors that had exercise prices in excess of $5.29, the closing price of the Company's Class A Common Stock on October 27, 2005, the effective date of the acceleration. Options to purchase 333,600 shares became exercisable immediately. These represent all of the total outstanding unvested option shares and approximately 60% of the total outstanding option shares. The weighted average exercise price of the accelerated options at the time of acceleration was $6.61 per share. In addition, in order to prevent unintended personal benefits to officers and directors, restrictions were imposed on any shares received through the exercise of accelerated options held by those individuals. Those restrictions prevent the sale of the shares received from the exercise of an accelerated option prior to the original vesting date of the options. The primary purpose of accelerating the vesting of these options was to reduce the Company's future reported compensation expense upon the adoption of Statement of Financial Accounting Standards (SFAS) No. 123, "Share Based Payment" in the first quarter of 2006 with respect to the affected options.

The Compensation Committee reviews annually the vesting status and number of options held by the Company's executive officers to determine if additional grants are appropriate to maintain long-term incentives. This review typically takes place in February, but may take place at any time during the year. In addition, options are typically granted to certain individuals (primarily officer and executive officer level) when they begin employment with the Company. In 2006, the Compensation Committee met in February and determined that option grants would not be appropriate for the Company's directors, executive officers or any other management employee at that time. The Compensation Committee presently does not anticipate making significant option grants in the future, primarily because of the unfavorable impact such options may have on the Company's future reported compensation expense. Nevertheless, the Compensation Committee may continue making such grants in circumstances where an equity incentive will provide proper long-term motivation to an employee to respond to business challenges and opportunities.

The specifics of option holdings among our Named Executive Officers are shown at page 48 of this report.

Retirement Benefits

Defined Benefit Pension Plan

In order to attract and retain talented people, the Company provides retirement benefits to its executive officers and all other eligible employees. The Company maintains a qualified defined benefit pension plan (the "DB Plan") for employees of Rock of Ages Corporation and has entered into nonqualified salary continuation agreements with certain officers of the Company, including the Chief Executive Officer. The DB Plan is noncontributory and provides benefits based upon a formula calculated by reference to length of service and final average earnings. As of December 31, 2006, the Pension Plan provides an annual life annuity at age 65 equal to 1.8% per year of a participant's highest consecutive five year average compensation (excluding bonus) during the last ten years of employment" ("Final Average Compensation"), plus 0.4% per year of a participant's Final Average Compensation in excess of social security covered compensation times the years of service, up to a maximum of 30 years. Participants who have attained the age of 55 and who have at least 10 years of service may elect to receive early retirement benefits under the DB Plan. In the case of early retirement, the amount of the monthly pension benefit will be equal to the monthly accrued pension benefit, determined as of the early retirement date, reduced actuarially for each month that the early retirement date precedes the normal retirement date. Additional information concerning the participation of executive officers in the DB Plan is shown at page 48 of this report.

Salary Continuation Agreements

In addition to the DB Plan, the Company's salary continuation agreement" ("SC Agreements") provide for supplemental pension benefits to certain officers of the Company. The Chief Executive Officer is the only named executive officer who is covered by an SC Agreement. One other non-executive officer also has an SC Agreement with the Company which was negotiated as part of the purchase of the non-executive officer's business by the Company in 1996. The SC Agreements provide a 100% joint and survivor annuity at age 65 equal to a percentage, ranging from 0.6% to 1.1% of a participant's highest annual base compensation times full years of service. A participant may elect, with the approval of the Board of Directors, early retirement and receive benefits under the SC Agreement without reduction as long as the participant has attained the age of 55. At the time they were entered into, the SC Agreements were intended to offset the impact of certain legal limitations on the Chief Executive Officer's ability to fully participate in the Company's retirement plans. Limits imposed by the Federal government on taxable social security earnings and the resulting social security benefits, as well as limits placed by the Federal Government on compensation eligible for qualified pension purposes have the effect of decreasing the amount of retirement income replacement for highly compensated individuals under the qualified plans. For example, in 2006, the approximate retirement income replacement for the Company's union employees at age 65, including social security and the union pension plan funded by the Company's contributions, is an average of approximately 80% of salary for those with similar years of service as the Chief Executive Officer. By contrast, the Chief Executive Officer's expected retirement benefits payable at age 65 under the DB Plan and under social security represent approximately 28% of current salary (includes in all cases the $100,000 of salary currently deferred by the Chief Executive Officer under the Deferred Salary Plan (the "DS Plan") described below). The Chief Executive Officer's expected salary continuation benefits would increase his total retirement payments to approximately 55% of his current salary.

With the possible exception of the Manufacturing COO, who is a Canadian citizen and thus not eligible to participate in the DB Plan or other US based plans, the Compensation Committee has no plans to enter into any other SC Agreements at this time because, as a result of recent increases in the salary caps relating to the qualifying salary amount for pension purposes in the US and the current salary levels and years to retirement of the executive officers, it believes that the retirement benefits offered under the DB Plan and other plans which are generally available to all eligible employees of the Company are adequate at this time. In the case of the Manufacturing COO, as a Canadian citizen resident in Canada and paid by the Company's Canadian subsidiary, there is a shortfall in available qualified retirement benefits as compared to those available to the executive officers resident in the United States. The Committee will be exploring and may address this issue in 2007.

Deferred Salary Plan

The Company also has a deferred salary plan (the "DS Plan") for certain management and highly compensated employees. Participation in the DS Plan is limited to those employees designated by the Board of Directors in its sole discretion, and who satisfy the following criteria: (1) the employee has attained the age of 55; (2) the employee is an executive officer; (3) the employee has completed a minimum of ten years of continuous service with the Company; and (5) the employee's annual base salary, fringe benefits and other non-cash compensation exceeds $200,000 (subject to adjustment each year to reflect the average percentage change in the base salaries of all officers of the Company). The Chief Executive Officer is the only executive officer who is currently an eligible participant in the DS Plan. Two former executive officers who retired in 2004 and 2005, respectively, are currently being paid benefits under the DS Plan.

Participants may make an irrevocable election to defer up to $100,000 annually under the DS Plan. Any amounts deferred are reflected in deferred salary accounts created by the Company. Interest at the rate of 12% per annum is credited on a monthly basis to each Participant's deferred salary account. The aggregate account balances remain part of the general unrestricted assets of the Company. Participants do not have any right or claim to any specific assets of the Company, but only a claim against the Company as a general, unsecured creditor to the extent of the undistributed portion of their deferred salary account. Benefits under the DS Plan are paid upon the retirement, death or disability of the participant or other termination of participation, subject to certain procedures relating to distribution. Each year prior to making a deferral participants must elect the method of distribution that will apply to that deferral upon retirement under the DS Plan. Participants have three distribution options: (i) Interest only on the undistributed account balance at 12% per annum, payable monthly, quarterly or annually for the life of the participant or his/her spouse, with distribution of the remaining account balance payable upon the death of the participant or his/her spouse, whichever is later; (ii) as provided in (i) above, but subject to a term certain of not less than 10 nor more than 20 years with respect to the payment of interest only; or (iii) level payment amortization of the participant's account balance as of the commencement of payments, plus interest on the undistributed account balance at 12% per annum, over any of the time periods available under (i) or (ii) above.

In 2002, the Chief Executive Officer recommended to the Compensation Committee that he be awarded no additional stock options as a result of his significant ownership interest in Company so as to conserve available options for other employees and requested the Compensation Committee further explore the issues relating to his retirement benefits. As a result, the Compensation Committee has not awarded any stock options to the Chief Executive Officer since then and he has no stock options outstanding of any kind. Partially in response to the Chief Executive Officer's request concerning award of stock options, the Compensation Committee thereafter adopted the DS Plan to provide an incentive for senior executives like the Chief Executive Officer to remain in the employ of the Company beyond the eligible retirement age of 55 and thereby provide continuity in management of the Company at the senior level and to further increase the percentage of salary that Executive Officers are able to receive after retirement to bring that percentage into parity with lower paid employees. As of December 31, 2006, if the Chief Executive Officer were to have retired and elected to receive interest annually on his deferred salary account balance under the DS Plan, the interest payments would, if counted as retirement replacement income, raise his total retirement payments from the DB Plan, the Salary Continuation Agreement, the DS Plan and Social Security to approximately 72% of current salary.

Canadian Retirement Plan

The Company has a retirement plan for its Canadian employees, the Retirement Plan for Salaried Employees of Rock of Ages Canada, Inc. (the "Canadian Retirement Plan") which is registered with the Province of Quebec and the Government of Canada. All salaried, non-union employees of Rock of Ages Canada are participants in the Canadian Retirement Plan, including our Manufacturing COO (Mr. Labonte). Pursuant to the Canadian Retirement Plan, Rock of Ages Canada contributes 8% of a participant's monthly compensation each month to each participant's account. The investments in the account are self-directed by each participant with a range of investment options. Rock of Ages Canada may, in its discretion, make an additional contribution to a participant's account, up to a maximum aggregate amount of 13% of a participant's salary per year (including amounts previously contributed during the year). For 2006, Canadian law allowed a maximum contribution per individual to the Canadian Retirement Plan of $19,000 CDN.

During 2006, the Company contributed the full $19,000 CDN (approximately 7% of Mr. Labonte's annual salary) allowable under Canadian law to Mr. Labonte's self-directed retirement account under the Canadian Retirement Plan. In 2006, the Company also made a discretionary contribution equal to $15,789 CDN to an unfunded supplemental deferral account for the benefit of Mr. Labonte, which brought the total amount contributed by the Company for retirement benefits for Mr. Labonte to $34,789 CDN or approximately 13% of Mr. Labonte's 2006 salary. The discretionary contribution is intended to supplement the maximum allowable contributions under Canadian law. Such contributions are currently an unfunded liability of Rock of Ages Canada, Inc., do not earn interest and are not at the moment subject to any written deferred compensation or salary continuation plan. The Company is currently working with an outside benefits consultant in Canada as well as a Canadian attorney who are assessing whether the supplemental deferral account will be transferred to an account pursuant to a salary continuation agreement, deferred salary agreement or other appropriate agreement under Canadian law between the Company and Mr. Labonte and it is expected this will be finalized by the consultant and Canadian counsel in the second quarter and presented to the Compensation Committee for action. Because Mr. Labonte is a Canadian citizen and not covered by the DB Plan or any of the Company's other retirement plans, including any defined contribution plans maintained by the Company, the Compensation Committee believes that the contributions to the Canadian Retirement Plan and the supplemental deferral account are appropriate benefits to take the place of the retirement benefits offered to the Company's U.S. based executive officers.

Post-Employment Health Care Policy

It is the Company's policy to provide post-employment health care coverage to its executive officers and their spouses who retire at age 55 or older. The form and type of benefits to be provided is the coverage that is in effect for active employees from time to time, and the retiree pays his or her portion of the premium for such coverage, as the same may be set from time to time. The Company reserves the right, in its sole discretion, to change or amend such coverage, the retiree's share of the premium and/or such other terms of the coverage as it deems necessary or advisable, or to cease providing such coverage altogether. Coverage is provided to executive officers who retire at age 55 or older and to their spouses until they reach age 65, provided, however, that health care coverage for a spouse terminates when the executive officer reaches (or would have reached) age 68, regardless of whether the spouse has reached age 65. The Compensation Committee believes that post-employment health care is an important incentive to attract and retain top executive talent.

Employment Agreements and Change In Control Arrangements

The Company has employment agreements, each of which contain change in control and severance provisions, with each of its executive officers, except the Manufacturing COO, who voluntarily elected not to enter into such an agreement with the Company. At the time the agreements were entered into, the Compensation Committee believed that having employment agreements with its executive officers with severance and other protections was an important incentive to attract top executive talent, particularly those who were being recruited from outside the state of Vermont. The Compensation Committee also believed, as a matter of internal equity, that similar employment agreements should be offered to all executive officers, whether they were recruited from outside the Company or were existing employees. The Compensation Committee also determined that having change in control protection in each of the employment agreements with its executive officers was in the best interests of the Company, in order to help assure the continued service and attention of its executive officers in the event of a potential change in control of the Company. The terms of the executive officer employment agreements are described below.

Chief Executive Officer

The Company has an employment agreement with Mr. Swenson (the "Swenson Employment Agreement") for retention of his services as President and Chief Executive Officer of the Company. The term of the Swenson Employment Agreement commenced on October 24, 1997, the date of consummation of the Company's initial public offering (the "Commencement Date"), and continues until the fifth anniversary thereof, provided on the third and each subsequent anniversary of the Commencement Date such term will automatically be extended for one additional year, unless, not later than ninety days prior to the expiration of the term, the Company or Mr. Swenson gives notice the term will not be extended. The Swenson Employment Agreement has been automatically extended each year since 2002 and will, subject to further automatic extension, expire in October 2009. The Swenson Employment Agreement provides for continued payment of salary and benefits over the remainder of the term if Mr. Swenson's employment is terminated by the Company without Cause (as defined in the Swenson Employment Agreement) or as a result of death or disability or by Mr. Swenson for Good Reason (as defined in the Swenson Employment Agreement). The Swenson Employment Agreement also provides for a lump sum payment to Mr. Swenson equal to the sum of (i) accrued but unpaid salary, and a prorated bonus amount equal to the greater of the largest annual bonus paid to Mr. Swenson during the prior three years and the annual bonus payable in respect of the most recently completed fiscal year (the "Highest Annual Bonus"), through the date of termination and (ii) three times the sum of (A) his then annual salary and (B) Highest Annual Bonus, and for continuation of benefits for three years, if Mr. Swenson's employment is terminated by the Company (other than for Cause, death or disability) during the twelve-month period following, or prior to but in connection with, or by Mr. Swenson during the twelve-month period following, a Change in Control (as defined in the Swenson Employment Agreement). In the event of a termination related to a Change in Control, Mr. Swenson may elect in lieu of the lump sum payment described above, either to receive in a lump sum or over the then remaining term of the Swenson Employment Agreement, an amount equal to the total amount he would have been entitled to receive if his employment had been terminated by the Company without Cause or by Mr. Swenson for Good Reason. If any payment or distribution by the Company to or for the benefit of Mr. Swenson under the Swenson Employment Agreement would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986 or any interest or penalties are incurred by Mr. Swenson with respect to such excise tax, then Mr. Swenson will generally be entitled to receive an additional payment such that after payment by Mr. Swenson of all taxes, Mr. Swenson retains an amount of the additional payment equal to the excise tax imposed.

Other Executive Officers

The Company also has employment agreements with the Senior Vice President/Chief Financial Officer, the Retail COO, the Quarry COO and Senior Vice President/General Counsel (collectively, the "Employment Agreements"). In the case of the Senior Vice President/Chief Financial Officer and the Retail COO, the Employment Agreements provide for continued payment of salary over a period of 12 months if employment is terminated by the Company without Cause (as defined in the Employment Agreements) or if the employee terminates the Employment Agreement for Good Reason (as defined in the Employment Agreements). In such event, such Employment Agreements also provide for (i) payment of earned, but unpaid bonus, prorated to the date of termination; and (ii) continuation of health care coverage for a period of 12 months after such a termination of employment. In the case of the Senior Vice President/General Counsel and the Quarry COO, the Employment Agreements provide for continued payment of salary over a period of 9 months if the employee's employment is terminated by the Company without Cause (as defined in the Employment Agreements) or if the employee terminates the Employment Agreement for Good Reason (as defined in the Employment Agreements). In such event, such Employment Agreements also provide for (i) payment of earned, but unpaid bonus, prorated to the date of termination; and (ii) continuation of health care coverage for a period of 12 months after such termination of employment. Each of the Employment Agreements provide for a lump sum payment to the employee (in lieu of salary continuation) equal to one times his or her then current annual base salary if his or her employment is terminated by the Company without Cause within 12 months of a Change in Control (as defined by the applicable Employment Agreement) or if the employee terminates the Employment Agreement for Good Reason within 12 months after a Change in Control. In addition, the employee would receive the payments and/or benefits set forth in (i) and (ii) above in the event of a termination in connection with a Change in Control.

With the exception of the Swenson Employment Agreement, none of the employment agreements described above provide for a "gross up" if the officer becomes subject to golden parachute excise taxes. The approximate amounts of severance benefits which would be payable under the Swenson Employment Agreement and the Employment Agreements (assuming such benefits were triggered as of the last business day of 2006) are set forth under herein under the caption "Employment Agreements and Change of Control Arrangements."

Policy on Deductibility of Executive Compensation

Section 162m of the Internal Revenue Code of 1986, as amended, places a limit of $1,000,000 each on the amount of compensation that may be deducted by a public company in any tax year with respect to the company's chief executive officer and each of its four next highly compensated executive officers. This limit does not apply, however, to performance based compensation, as long as certain conditions are satisfied. Compensation levels for the Company's executive officers have historically been well below $1,000,000, accordingly, the Compensation Committee does not have a general policy on whether to take into account the deductibility of compensation in determining the type and amount of compensation payable to executive officers.

Other Information

With the exception of Mr. Wrabel, who resigned as an executive officer in May 2006, the Company does not provide material perquisites to its executive officers as part of its compensation program. The Company provides automobiles to its officers, who are expected to engage in significant business related travel for the Company. Officers are also allowed personal use of company automobiles; however, in all cases (including the Named Executive Officers) the incremental cost to the Company of such personal use was valued at less than $10,000 per person during 2006, using the annual lease value method set forth in Section 2238 of the Internal Revenue Code of 1986, as amended. As discussed in connection with the Summary Executive Compensation Table on page 44 of this report, Mr. Wrabel received reimbursement for living expenses while he was in the process of relocating to Vermont from Houston, Texas, and reimbursement for relocation expenses, which were negotiated as part of his employment agreement. While the moving and relocation reimbursements were greater than those authorized under the Company's standard relocation policy, the Compensation Committee believed that offering such perquisites to Mr. Wrabel was necessary and appropriate to attract an executive of his skill and experience from Houston, Texas to Vermont. The perquisites relating to moving and relocation were, in the Compensation Committee's opinion, appropriately limited in time, and were in line with benefits offered by other employers to top level executives relocating to a relatively remote area.

COMPENSATION COMMITTEE REPORT

The Compensation Committee is currently comprised of James L. Fox, Pamela G. Sheiffer, Charles M. Waite, (Chairman) and Frederick E. Webster, Jr., each of whom is an "independent director" under the applicable rules of the Nasdaq Stock Market, Inc., a "Non-Employee Director" within the meaning of Section 16 of the Exchange Act and an "outside director" within the meaning of Section 162m of the Internal Revenue Code of 1986, as amended. The Compensation Committee is primarily responsible for reviewing, approving and overseeing the Company's compensation plans and practices, and works with management to establish the Company's executive compensation philosophy and programs. The Compensation Committee has reviewed and discussed the Compensation Disclosure and Analysis with the management of the Company and based on the review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Respectfully submitted by the Compensation Committee:

Charles M. Waite, Chairman
James L. Fox
Pamela G. Sheiffer
Frederick E. Webster, Jr.

SUMMARY COMPENSATION TABLE

The following table sets forth compensation information concerning the compensation of our Chief Executive Officer, Chief Financial Officer, our other three most highly compensated executive officers who served in such capacities during the year ended December 31, 2006 and, in accordance with SEC requirements, two other former executive officers who would have been among the three other most highly compensated executive officers, had they been employed by the Company on December 31, 2006. (the "Named Executive Officers").

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (1)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
(a)	(b)	(c)		(d)		(e)	(f)	(g)	(h)		(i)		(j)
Kurt M. Swenson, Chairman/CEO (Principal Executive Officer)	2006	$446,500	(2)	—		—	—	—	$137,320	(3)	$1,650	(4)	$585,470
Nancy Rowden Brock, Senior Vice President/Chief Financial Officer (Principal Financial Officer)	2006	$185,004		—		—	—	—	$31,332		$1,650	(5)	$217,986
Donald Labonte, President-Manufacturing Division	2006	$237,600	(6)	$25,000	(7)	—	—	—	—		$48,830)	(8)	$311,430
Douglas S. Goldsmith, President- Quarry Division	2006	$185,004		—		—	—	—	$29,411		$1,650	(9)	$216,065
Richard M. Urbach, President-Retail Division	2006	$150,008		$25,000	(10)	—	—	—	$8,098		$1,650	(11)	$184,756
Rick Wrabel, Former President-Memorials Division (12)	2006	$133,335		—		—	—	—	—		$464,600	(13)	$597,935
Caryn A. Crump, Former Senior Vice President of Marketing/Memorials Division (14)	2006	$93,750		—		—	—	—	—		$178,042	(15)	$271,792

(1)

Incentive payments under the 2006 Annual Incentive Plan would have been accrued in 2006 but paid in 2007. No payments were made to the Named Executive Officers pursuant to the 2006 Annual Incentive Plan.

(2)	Includes $100,000 of salary earned but deferred at the election of Mr. Swenson pursuant to the Rock of Ages Key Employees Deferred Salary Plan.

(3)

Includes $34,318 of interest credited on deferred compensation pursuant to the DS Plan in excess of 120% of the applicable federal long term rate for 2006, and $103,002 increase in the actuarial value of Mr. Swenson's benefit under the DB Plan.

(4)	Amount represents Company match on 401(k) deferrals.

(5)	Amount represents Company match on 401(k) deferrals.

(6)

Mr. Labonte, a citizen of Canada, is paid an annual base salary of $270,000 CDN. For the purposes of this table, to calculate his annual base salary in U.S. dollars, we used a currency conversion rate of $.88 US to $1.00 CDN, which represents the average of the exchange rates as of the end of each month during fiscal 2006, as published in the Wall Street Journal.

(7)

Discretionary bonus of $28,410 CDN paid in 2007 for 2006 performance. To calculate the amount paid in U.S. dollars, we used a currency conversion rate of $.88 U.S. to $1.00 CDN, which represents the average of the exchange rates as of the end of each month during fiscal 2006, as published in the Wall Street Journal.

(8)

Includes $16,720 ($19,000 CDN) paid by the Company to Mr. Labonte's self-directed retirement account under the Retirement Plan for Salaried Employees of Rock of Ages Canada, Inc. Also includes $13,894 ($15,789 CDN) credited to an unfunded, supplemental deferral account for the benefit of Mr. Labonte and $18,216 ($20,700 CDN) withdrawn by Mr. Labonte in 2006. The amounts therein are intended as supplemental retirement benefits but under Canadian law are immediately available to Mr. Labonte for any purpose. The supplemental account is an unfunded liability of the Company's subsidiary, Rock of Ages Canada, Inc. and any amounts so deferred do not earn interest.

(9)	Amount represents Company match on 401(k) deferrals.

(10)	Discretionary bonus paid in 2007 for 2006 performance.

(11)	Amount represents Company match on 401(k) deferrals.

(12)	Effective at the close of business on May 5, 2006, Mr. Wrabel resigned from employment as the Company's President/Memorials Division.

(13)

Includes $186,669 in severance payments made to Mr. Wrabel in 2006 pursuant to a Severance Agreement and General Release dated May 22, 2006 (the "Wrabel Severance Agreement"). In addition to severance payments, Mr. Wrabel received the following payments and benefits under the Wrabel Severance Agreement: continuation of health care coverage for one year following the date of termination ($8,451 cost to the Company); his Company owned vehicle, valued at $24,970 (Kelley Blue Book); his Company owned notebook computer, valued on the Company's books at $1,260; and $10,000 reimbursement for outplacement services. The Company also paid Mr. Wrabel $14,000 for temporary housing expenses incurred prior to his resignation on May 5, 2006. These benefits were payable pursuant to Mr. Wrabel's employment agreement with the Company. The Company also paid Mr. Wrabel a total of $222,220 in moving expenses and closing costs on his home in Houston, Texas, which was sold prior to his resignation on May 5, 2006. The Company was obligated to pay these amounts pursuant to Mr. Wrabel's employment agreement. The amounts paid for closing costs and moving expenses are further broken down as follows: $119,930 for closing costs on old home, points on new home, transfer taxes, legal fees, $578 for miscellaneous moving expense (meals, etc.) and $101,957 gross up payment to cover taxes on closing costs and moving expense reimbursement.

(14)	Ms. Crump ceased being an executive officer of the Company as of February 2006. She resigned from employment as the Senior Vice President of Marketing/Memorials Division on May 5, 2006.

(15)

Includes $131,250 in severance payments made to Ms. Crump in 2006 pursuant to a Severance Agreement and General Release dated May 8, 2006 (the "Crump Severance Agreement"). In addition to severance payments, Ms. Crump received the following payments and/or benefits under the Crump Severance Agreement: continuation of health care coverage for two years following  the date of termination ($23,526 cost to the Company); her Company owned vehicle, valued at $17,030 (Kelley Blue Book); her Company owned notebook computer, valued on the Company's books at $636; and $5,000 reimbursement for outplacement services. Also includes Company match of $600 to Ms. Crump's 401(k) account.

GRANT OF PLAN BASED AWARDS

The Company established the 2006 Annual Incentive Plan (the "Incentive" Plan") to reward participants for their contributions to the achievement of corporate and divisional goals. Participants in the Incentive Plan include the Chief Executive Officer, the Quarry COO, the Manufacturing COO, the Retail COO, the Senior Vice President/CFO, the Senior Vice President/General Counsel and the non-executive officers, managers and employees of each of the Company's operating divisions.

In February 2006, the Compensation Committee approved the Incentive Plan, which set the corporate and divisional performance measures for each participating officer, as well as the target award values, which are a percentage of base salary. Performance under the Incentive Plan is measured by the achievement of certain levels of earnings before interest and taxes ("EBIT"), net of incentive payments. In the case of executive officers responsible for an operating division, EBIT targets are set at both the corporate and divisional levels. Non-executive officers' and managers' EBIT targets in each of the operating divisions are set based on the areas of responsibility. Executive and non—executive officers and managers of the corporate group, including Ms. Brock, Mr. Swenson and Mr. Tule, are set at the corporate level only based on income before taxes. Further information concerning the 2006 Annual Incentive Plan and the performance targets applicable to the plan can be found under the caution "Compensation Discussion and Analysis—Components of Executive Compensation—2006 Annual Incentive Plan."

As shown below in the following table, we did not grant any options or stock appreciation rights to the Named Executive Officers in 2006. The following table also shows estimated future payouts under the 2006 Annual Incentive Plan. These are amounts that would have been paid if the applicable performance targets were achieved. None of the individuals listed below attained the threshold performance targets.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units(#)	All Other Option Awards: Number of Securities Underlying Options(#)	Exercise or Base Price of Option Awards ($/Sh)
		Thresh-old($)	Target($)	Maximum ($)	Thresh-old(#)	Target (#)	Maxi-mum(#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
Kurt M. Swenson	2/16/2006	—	111,625	223,500	—	—	—	—	—	—
Nancy Rowden Brock	2/16/2006	18,500	46,250	92,500	—	—	—	—	—	—
Donald Labonte	2/16/2006	23,760	59,400	118,800	—	—	—	—	—	—
Douglas S. Goldsmith	2/16/2006	18,500	46,250	92,500	—	—	—	—	—	—
Richard M. Urbach	2/16/2006	16,000	40,000	80,000	—	—	—	—	—	—
Rick Wrabel (1)	—	—	—	—	—	—	—	—	—	—
Caryn A. Crump (2)	—	—	—	—	—	—	—	—	—	—

(1)	Effective at the close of business on May 5, 2006, Mr. Wrabel resigned from employment as the Company's President-Memorials Division.

(2)	Effective at the close of business on May 5, 2006, Ms. Crump resigned from employment as the Company's Senior Vice President/Marketing-Memorials Division.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth information concerning options to purchase Class A Common Stock held by the Named Executive Officers at December 31, 2006.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kurt M. Swenson	—	—	—	—	—	—	—	—	—
Nancy Rowden Brock	25,000	—	—	$6.02	6/22/2015	—	—	—	—
Donald Labonte	15,000	—	—	$5.98	2/8/2012	—	—	—	—
Douglas S. Goldsmith	25,000	—	—	$5.98	2/8/2012	—	—	—	—
Richard M. Urbach	20,000	—	—	$5.98	2/8/2012	—	—	—	—
Rick Wrabel (1)	—	—	—	—	—	—	—	—	—
Caryn A. Crump (2)	—	—	—	—	—	—	—	—	—

(1)

Effective at the close of business on May 5, 2006, Mr. Wrabel resigned from employment as the Company's President-Memorials Division. All options held by Mr. Wrabel expired, in accordance with the terms of the applicable option agreement, 90 days from the date of his resignation. The options were "out of the money" at the time of expiration, and were not exercised.

(2)

Effective at the close of business on May 5, 2006, Ms. Crump resigned from employment as the Company's Senior Vice President/Marketing—Memorials Division. All options held by Ms. Crump expired, in accordance with the terms of the applicable option agreement, 90 days from the date of her resignation. The options were "out of the money" at the time of expiration, and were not exercised.

OPTION EXERCISES AND STOCK VESTED

During 2006 none of the Named Executive Officers exercised any stock options or became vested in any restricted stock.

PENSION BENEFITS

The Company maintains a qualified defined benefit pension plan (the "DB Plan"), and has entered into nonqualified salary continuation agreements (the "SC Agreements") with Mr. Swenson, the Company's Principal Executive Officer. The DB Plan is noncontributory and provides benefits based upon length of service and final average earnings. Generally, employees age 21 with one year of continuous service are eligible to participate in the DB Plan. Benefits under the DB Plan do not vest until the participant has completed five years of service. Mr. Swenson's SC Agreement provides for supplemental retirement benefits. Further information concerning the DB Plan and the SC Agreements can be found under the caption "Compensation Discussion and Analysis-Components of Executive Compensation-Retirement Benefits" above, and in Note 9 to the Company's Consolidated Financial Statements for the Year Ended December 31, 2006. The following table further describes pension benefits to the Named Executive Officers.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($) (1)	Payments During Last Fiscal Year ($)
(a)	(b)	(c)	(d)	(e)
Kurt M. Swenson	DB Plan SC Agreement	33 (2) 23	$933,451 $1,382,422	—
Nancy Rowden Brock	DB Plan	1	$31,332 (3)	—
Donald Labonte (4)	—	—	—	—
Douglas S. Goldsmith	DB Plan	15	$125,340	—
Richard M. Urbach	DB Plan	2	$16,320 (5)	—
Rick Wrabel (6)	DB Plan	—	—	—
Caryn A. Crump (7)	DB Plan	—	—	—

(1)

The determination of the present value of accumulated benefit under the DB Plan and the SC Agreement is based on the accumulated benefit as of the measurement date (December 31, 2006) and assumes that executive group members continue to work for the Company until the earliest retirement age for which unreduced plan benefits are payable (age 65 under the DB Plan and age 55 under the SC Agreement). In the case of Mr. Swenson's SC Agreement, because he has attained the age of 62, the amounts payable were determined based on his current age. The following assumptions were also used in the calculations:

	Discount Rate:	5.60%
	Preretirement Decrements:	None
	Postretirement Mortality:	RP2000, combined, sex distinct
	Form of Payment:	Life Annuity

(2)

Includes 10 years of service credited to Mr. Swenson under the DB Plan relating to his employment with Swenson Granite Company, Inc. prior to the acquisition of the Company by Swenson Granite Company, Inc. in 1984.

(3)	Ms. Brock became a participant in the DB Plan as of December 31, 2006. Her benefits under the DB Plan will not vest until she has completed five years of service (June 2010).

(4)

Mr. Labonte, a citizen of Canada, is not a participant in the DB Plan. He is a participant in the Retirement Plan for Salaried Employees of Rock of Ages Canada, Inc., which is a defined contribution plan described under the caption, "Compensation Disclosure and Analysis —Retirement Benefits —Canadian Retirement" Plan" above.

(5)	Mr. Urbach's benefits under the DB Plan will not vest until he has completed five years of service (August 2009).

(6)

Effective at the close of business on May 5, 2006, Mr. Wrabel resigned from employment as the Company's President-Memorials Division. At the time of his resignation, he did not satisfy the requirement of five years of service for vesting of benefits under the DB Plan.

(7)

Effective at the close of business on May 5, 2006, Ms. Crump resigned from employment as the Company's Senior Vice President/Marketing-Memorials Division. At the time of her resignation she did not satisfy the requirement of five years service for vesting of benefits under the DB Plan.

NONQUALIFIED DEFERRED COMPENSATION

The following table sets forth information concerning benefits under the Company's Key Employees Deferred Salary Plan to the Named Executive Officers. Currently, Mr. Swenson is the only participant in the DS Plan. None of the other Named Executive Officers are eligible for participation in the DS Plan at this time. The table also shows information with respect to the unfunded supplemental deferral account of Rock of Ages Canada, Inc. for the benefit of Mr. Labonte. The DS Plan and the unfunded supplemental deferral account for Mr. Labonte are further described under the caption "Compensation Disclosure and Analysis—Components of Executive Compensation—Retirement Benefits" above.

Name	Executive Contributions in 2006 ($)	Registrant Contributions in 2006 ($)	Aggregate Earnings in 2006 ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance 12/31/2006 ($)
(a)	(b)	(c)	(d)	(e)	(f)
Kurt M. Swenson	$100,000	—	$64,183	—	$618,480
Nancy Rowden Brock	—	—	—	—	—
Donald Labonte (1)	—	$13,894	—	$18,216	$101,200
Douglas S. Goldsmith	—	—	—	—	—
Richard M. Urbach	—	—	—	—	—
Rick Wrabel (2)	—	—	—	—	—
Caryn A. Crump (3)	—	—	—	—	—

(1)

As described under the caption, "Compensation Disclosure and Analysis—Retirement Benefits", the Company's Canadian subsidiary, Rock of Ages Canada, Inc., also maintains an unfunded supplemental account for the benefit of Mr. Labonte which is intended to supplement the amounts contributed by the Company into the Retirement Plan for Salaried Employees of Rock of Ages Canada, Inc. The supplemental account is an unfunded liability of Rock of Ages Canada, Inc., and Mr. Labonte may withdraw the funds from that account at any time. The amounts deferred into the supplemental account do not earn interest. For the purposes of this table, to calculate the amounts set forth above with respect to Mr. Labonte in U.S. dollars, we used a currency conversion rate of $.88 US to $1.00 CDN, which represents the average of the exchange rates as of the end of each month during fiscal 2006, as published in the Wall Street Journal.

(2)	Effective at the close of business on May 5, 2006, Mr. Wrabel resigned from employment as the Company's President-Memorials Division.

(3)	Effective at the close of business on May 5, 2006, Ms. Crump resigned from employment as the Company's Senior Vice President/Marketing-Memorials Division.

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

Each of our named executive officers (except Mr. Labonte) has an employment agreement, and each employment agreement contains severance and change in control provisions. These agreements and the severance/change in control arrangements are described in greater detail under the caption "Compensation Discussion and Analysis—Employment Agreements and Change In Control Arrangements", which description is incorporated herein by reference. In addition to providing severance benefits, the employment agreements each provide that all future stock options granted to these officers will become fully vested and exercisable upon the termination of their employment after a change in control of the Company.

Swenson Employment Agreement—Severance and Change In Control Arrangements

As previously discussed herein under the caption, "Compensation Disclosure and Analysis—Employment Agreements and Change in Control Arrangements", the Company has an employment agreement with the President and Chief Executive Officer (Mr. Swenson). The Swenson Employment Agreement provides for continued payment of salary and benefits over the remainder of the term if Mr. Swenson's employment is terminated by the Company without Cause (as defined in the Swenson Employment Agreement) or as a result of death or disability or by Mr. Swenson for Good Reason. "Good "reason" is defined in the Swenson Employment Agreement to mean (i) the assignment of any duties to Mr. Swenson inconsistent in any respect with his position, authority, duties or responsibilities as contemplated by the Swenson Employment Agreement, or any other action which results in the diminution in his position, authority, duties or responsibilities; (ii) failure by the Company to comply with any provisions requiring payment or provision of a benefit to Mr. Swenson; (iii) requiring Mr. Swenson to be based at any office or location outside of a 35 mile radius of Concord, New Hampshire; or (iv) any purported termination of the Swenson Employment Agreement.

The Swenson Employment Agreement also provides for a lump sum payment to Mr. Swenson equal to the sum of (i) accrued but unpaid salary, and a prorated bonus amount equal to the greater of the largest annual bonus paid to Mr. Swenson during the prior three years and the annual bonus payable in respect of the most recently completed fiscal year (the "Highest Annual Bonus"), through the date of termination and (ii) three times the sum of (A) his then annual salary and (B) Highest Annual Bonus, and for continuation of benefits for three years, if Mr. Swenson's employment is terminated by the Company (other than for Cause, death or disability) during the twelve-month period following, or prior to but in connection with, or by Mr. Swenson for any reason during the twelve-month period following, a Change in Control (as defined in the Swenson Employment Agreement). In the event of a termination related to a Change in Control, Mr. Swenson may elect in lieu of the lump sum payment described above, either to receive in a lump sum or over the then remaining term of the Swenson Employment Agreement, an amount equal to the total amount he would have been entitled to receive if his employment had been terminated by the Company without Cause or by Mr. Swenson for Good Reason. If any payment or distribution by the Company to or for the benefit of Mr. Swenson under the Swenson Employment Agreement would be subject to the excise tax imposed by Section 4999 of the Code or any interest or penalties are incurred by Mr. Swenson with respect to such excise tax, then Mr. Swenson will generally be entitled to receive an additional payment such that after payment by Mr. Swenson of all taxes, Mr. Swenson retains an amount of the additional payment equal to the excise tax imposed.

Assuming the benefits were triggered under the Swenson Employment Agreement as of the last business day of 2006 (December 29, 2006), the estimated lump sum severance payment to Mr. Swenson in the event of a Change in Control would be $2,622,914, consisting of $1,384,500 salary and bonus, $618,481 in deferred salary and interest accumulated under the DS Plan, $312,065 in benefit continuation, and $307,868 excise tax gross up payment. If benefits under the Swenson Employment Agreement were triggered as a result of a termination without Cause, or due to death or disability, or as a result of a termination by Mr. Swenson for Good Reason, the aggregate estimated severance benefits to Mr. Swenson would be the same of stated above, except that salary would be paid to Mr. Swenson monthly over a period of 36 months from the date of termination. Mr. Swenson does not hold any options to purchase Company stock.

Other Executive Officers—Severance and Change In Control Arrangements

As previously discussed herein under the caption, "Compensation Disclosure and Analysis—Employment Agreements and Change in Control Arrangements", the Company also has employment agreements with the Senior Vice President/Chief Financial Officer (Ms. Brock), the Retail COO (Mr. Urbach), and the Quarry COO (Mr. Goldsmith) (collectively" the "Employment Agreements"). In the case of the Senior Vice President/Chief Financial Officer and the Retail COO, the Employment Agreements provide for continued payment of salary over a period of 12 months if employment is terminated by the Company without Cause (as defined in the Employment Agreements) or if the employee terminates the Employment Agreement for Good Reason. "Good reason" is defined in the Employment Agreements as (i) any material breach by the Company of the Employment Agreement; (ii) any material diminution in the employee's position, authority or responsibilities with the Company; or (iii) a change by the Company in the location of the employee's office to a new location that is outside a radius of 50 miles from the employee's principal office. In such event, such Employment Agreements also provide for (i) payment of earned, but unpaid bonus, prorated to the date of termination; and (ii) continuation of health care coverage for a period of 12 months after such a termination of employment.

Assuming that benefits were triggered as a result of a Change in Control of the Company under the Employment Agreements for Ms. Brock and Mr. Urbach as of the end of the last business day of 2006 (December 29, 2006) and Mr. Swenson elected a lump sum payment, the estimated lump sum severance payment to each person would be as follows: Ms. Brock, $193,455, consisting of $185,004 salary and $8,451 in continuation of health care costs to the Company; and Mr. Urbach, $172,086, consisting of $160,000 salary, $2,078 in continuation of health care costs to the Company, and $10,000 reimbursement for outplacement services. If benefits under the Employment Agreements for Ms. Brock and Mr. Urbach were triggered as a result of a termination without Cause, or due to death or disability, or as a result of a termination by the employee for Good Reason, the estimated severance benefits would be the same for each individual as set forth above, except that the salary component of severance would be paid monthly by the Company over 12 months instead of in a lump sum. All of the options held by the above individuals were "out of the money" as of December 29, 2006.

In the case of the Mr. Goldsmith, the Employment Agreement provides for continued payment of salary over a period of 9 months if his employment is terminated by the Company without Cause (as defined in the Employment Agreement) or if he terminates the Employment Agreement for Good Reason (as defined above). In such event, Mr. Goldsmith's Employment Agreement also provides for (i) payment of earned, but unpaid bonus, prorated to the date of termination; and (ii) continuation of health care coverage for a period of 12 months after such termination of employment. Mr. Goldsmith's Employment Agreement provides for a lump sum payment to him (in lieu of salary continuation) equal to one times his then current annual base salary if his employment is terminated by the Company without Cause within 12 months of a Change in Control (as defined by the Employment Agreement) or if Mr. Goldsmith terminates the Employment Agreement for Good Reason within 12 months after a Change in Control. In addition, Mr. Goldsmith would receive the payments and/or benefits set forth in (i) and (ii) above in the event of a termination in connection with a Change in Control.

Assuming that benefits were triggered as a result of a Change in Control of the Company under Mr. Goldsmith's Employment Agreements as of the end of the last business day of 2006 (December 29, 2006), the estimated lump sum severance payment to Mr. Goldsmith would be $196,411, consisting of $185,004 salary and $11,407 in continuation of health care costs to the Company. If benefits under Mr. Goldsmith's Employment Agreement were triggered as a result of a termination without Cause, or due to death or disability, or as a result of a termination by the Mr. Goldsmith for Good Reason, the estimated severance benefits would be the same as set forth above, except that the salary component of severance would be for 9 months only, equal to $138,753 paid monthly by the Company over 9 months. All of the options held by Mr. Goldsmith were "out of the money" as of December 29, 2006.

On May 22, 2006, the Company entered into a Severance Agreement and General Release with Rick Wrabel, the Company's President-Memorials Division at that time (the "Wrabel Severance Agreement"). Under the Wrabel Severance Agreement, Mr. Wrabel's employment terminated effective May 5, 2006. In consideration of the execution of a release by Mr. Wrabel in favor of the Company, the Company agreed to continue to pay Mr. Wrabel's salary for 12 months, continue health care coverage for 12 months (approximate cost to the Company of $8,451), and reimburse Mr. Wrabel for outplacement expenses up to $10,000, all as provided in his employment agreement. The Company also agreed to transfer at no cost to Mr. Wrabel his company-owned automobile (approximate Kelley Blue Book value of $24,970) and his notebook computer (on the Company's books, approximate book value $1,260).

On May 8, 2006, the Company entered into a Severance Agreement and General Release with Caryn Crump, the Company's Senior Vice President/Marketing-Memorials Division at that time (the "Crump Severance Agreement"). Under the Crump Severance Agreement, Ms. Crump's employment terminated effective May 5, 2006. In consideration of the execution of a release by Ms. Crump in favor of the Company, the Company agreed to continue to pay Ms. Crump's salary for 12 months, continue health care coverage for 24 months or until such time as she is covered under another plan (approximate cost to the Company $23,526, assuming continuation for the full 24 months), and reimburse Ms. Crump for outplacement expenses up to $5,000, all as provided in her employment agreement. The Company also agreed to transfer at no cost to Ms. Crump her company-owned automobile (approximate Kelley Blue Book value of $17,030) and her notebook computer (on the Company's books, approximate book value $636).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Fox, Ms. Sheiffer, Mr. Waite and Mr. Webster served as members of the Compensation Committee for all of 2005. None of the members of the Compensation Committee is currently or has ever been an officer or employee of the Company or any of its subsidiaries. None of the Company's executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the board of directors or the Compensation Committee.

NON-EMPLOYEE DIRECTOR COMPENSATION

During the first and second quarters of the 2006 fiscal year, directors who were not also officers of the Company were paid annual directors' retainers at the rate of $20,000. In July 2006, the Board of Directors voted to increase the annual outside directors' retainer to $30,000, with the increase taking effect in the third and fourth quarters of 2006. The Board approved the increase to reflect the increased workload resulting from the numerous corporate governance initiatives and requirements applicable to the Company and all publicly traded companies. Audit Committee members were paid an additional annual retainer fee of $2,000 and members of other committees were paid additional annual retainers of $1,000. The committee retainers were unchanged for 2006. The outside director's retainers and committee retainers are paid quarterly.

For the 2007 fiscal year, directors who are not also officers of the Company are paid annual directors' retainers of $30,000. Audit Committee members are paid an additional annual retainer fee of $2,000 and members of other committees are paid additional annual retainers of $1,000 for each committee. Directors are also eligible for grants under the 2005 Stock Plan. We reimburse our non-employee directors for travel and lodging expenses that they incur in connection with their attendance of directors' meetings and meetings of shareholders of the Company.

Actual Fiscal 2006 Non-Employee Director Compensation

The following table shows the compensation paid to our non-employee directors for the 2006 fiscal year:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Stock Incentive Plan Compen-sation($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
James L. Fox	28,500	—	—	—	—	—	28,500
Richard C. Kimball (1)	25,000	—	—	—	—	—	25,000
Pamela G. Sheiffer	27,000	—	—	—	—	—	27,000
Charles M. Waite	28,500	—	—	—	—	—	28,500
Frederick E. Webster, Jr.	28,500	—	—	—	—	—	28,500

(1)	In addition to the amounts shown above, Mr. Kimball was paid a consulting fee of $60,000 during fiscal 2006 for providing consulting services on certain strategic initiatives of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 20, 2007, certain information with respect to the beneficial ownership of our Common Stock by each (i) director, (ii) Named Executive Officer and (iii) beneficial owner of more than 5% of either class of the outstanding Common Stock known to us, based on Securities and Exchange Commission filings and other available information and (iv) by all directors and executive officers of the Company as a group. This information is based upon information received from or on behalf of the individuals or entities named below, except as otherwise noted. The Class B Common Stock is convertible on a share-for-share basis into Class A Common Stock. The Class B Common Stock is entitled to ten votes per share and the Class A Common Stock is entitled to one vote per share. Beneficial ownership has been determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated in the footnotes below, we believe, based on the information furnished or otherwise available to us, the persons and entities named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws. Ownership percentages are based upon 4,660,800 shares of Class A Common Stock and 2,738,596 shares of Class B Common Stock outstanding as of March 20, 2007.

In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of such person, shares of Class A Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 20, 2007 were deemed to be outstanding. Such shares were not deemed to be outstanding, however, for the purpose of computing the percentage ownership of any other person.

	SHARES OF CLASS B COMMON STOCK BENEFICIALLY OWNED		SHARES OF CLASS A COMMON STOCK BENEFICIALLY OWNED
NAME AND ADDRESS OF BENEFICIAL OWNER (1)	NUMBER	PERCENT OF CLASS	NUMBER (2)	PERCENT OF CLASS (2)

Dimensional Fund Advisors, Inc (3) 1299 Ocean Avenue Santa Monica, CA90401	—	—	282,244	6.0%

Lord Abbett & Co., LLC (4) 90 Hudson Street Jersey City, NJ07302	—	—	240,900	5.1%

Estate of Douglas M. Schair (5)**	—	—	570,303	12.2%
Kurt M. Swenson (6) **	1,005,000	36.7%	1,135,000	20.0%
Kevin C. Swenson (7) Willougby Colby Rd. Warner, NH 03278	1,023,489	37.4%	1,023,489	18.0%
Robert L. Pope 46 Grand View Farm Rd. Barre, VT 05641-8335	144,875	5.3%	160,875	3.3%
Richard C. Kimball **	29,126	1.1%	113,426	2.4%
Charles M. Waite (8)**	29,126	1.1%	51,000	1.0%
James L. Fox (9) **	—	—	7,000	*
Frederick E. Webster Jr. (10)**	—	—	7,000	*
Donald Labonte (11)**	—	—	15,000	*
Pamela G. Sheiffer**	—	—	7,500	*
All directors and executive officers as a group (10 persons)	1,063,252	38.8%	1,398,426	24.4%

**  Named Executive Officer and/or Director or former Director
*    Less than 1%

(1)	The business address of each director and executive officer of the Company is c/o Rock of Ages Corporation, 772 Graniteville Road, Graniteville, Vermont 05654.

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

(3)

According to a Schedule 13G dated February 1, 2007, Dimensional Fund Advisors, Inc., in its capacity as an investment advisor or manager, may be deemed to be the beneficial owner of the listed shares that are held of record by certain investment companies, trusts or other accounts it advises or manages.

(4)

According to a Schedule 13G dated February 12, 2007, Lord Abbett & Co., LLC , in its capacity as an investment advisor or manager, may be deemed to be the beneficial owner of the listed shares that are held of record by certain investment companies, trusts or other accounts its advises or manages.

(5)

Douglas M. Schair, a former director of the Company, died January 26, 2005. Includes 18,800 shares of Class A Common Stock held by a trust of which Mr. Schair was co-trustee until his death. Mr. Schair disclaimed beneficial ownership of such shares. Does not include 15,018 shares held by trusts with an independent trustee for the benefit of Mr. 'chair's adult children.

(6)

Kurt M. Swenson is the brother of Kevin C. Swenson. Includes 1,005,000 shares of Class B Common Stock and 130,000 shares of Class A Common Stock held by the Kurt M. Swenson Revocable Trust of 2000. Kurt M. Swenson, as the sole trustee of the Kurt M. Swenson Revocable Trust of 2000, beneficially owns such shares.

(7)	Kevin C. Swenson is the brother of Kurt M. Swenson.

(8)	Includes 6,000 shares of Class A Common Stock subject to currently exercisable stock options.

(9)	Includes 6,000 shares of Class A Common Stock subject to currently exercisable options.

(10)	Includes 2,000 shares of Class A Common Stock subject to currently exercisable options.

(11)	Includes 5,000 shares of Class A Common Stock subject to currently exercisable options.

Equity Compensation Plan Information

The following table sets forth information regarding the Company's equity compensation plan as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	528,000	$6.51	525,000

Equity compensation plans not approved by security holders	None	None	None

Total	528,000	$6.51	525,000

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

Transactions With Related Persons

In connection with and prior to its initial public offering in 1997, the Company effected a reorganization whereby, among other things, the Company's then parent corporation, Swenson Granite Company, Inc. ("Swenson Granite"), was merged with and into the Company, with the Company as the surviving corporation, and, immediately prior to such merger, Swenson Granite distributed its curb and landscaping business to its stockholders through a pro rata distribution of all of the member interests in a newly formed limited liability company named Swenson Granite Company LLC ("Swenson LLC"). Kurt M. Swenson, the Company's Chairman, President and Chief Executive Officer, and his brother Kevin C. Swenson, each own approximately 31% of Swenson Granite LLC. Certain other executive officers and directors of the Company collectively own approximately 9% of Swenson LLC. Kurt M. Swenson serves as a non-officer Chairman of the Board of Swenson LLC, but has no involvement with its day-to-day operations. Robert Pope, a holder of more than 5% of the Class B Common Stock, is Swenson LLC's President and Chief Executive Officer, and including shares owned by his wife and children, owns 12% of Swenson LLC. Neither Kurt M. Swenson nor any other officer or director of the Company, receives salary, bonus, expenses or other compensation from Swenson LLC, except for any pro rata share of earnings attributable to their ownership interest in Swenson LLC.

Swenson LLC owns two granite quarries, one in Concord, New Hampshire and another in Woodbury, Vermont. Both have been owned by Swenson LLC (or its predecessor Swenson Granite) for more than 40 years. Because of the proximity of the Woodbury quarry to Barre, Vermont, the Company provides, and may continue to provide, certain maintenance services and parts to the Woodbury quarry and is reimbursed for the cost of such services. During 2006, the Company received approximately $30,000 for such maintenance services and parts. Both the Company and Swenson LLC have the right to terminate these services at any time. The Company also purchases Concord blocks and other products from Swenson LLC at market prices. The Company's purchases of granite provided by Swenson LLC in 2006 were approximately $5,000. Swenson LLC also purchases granite blocks and slabs from the Company. Such purchases amounted to approximately $8,000 in 2006. The Company believes these arrangements with Swenson LLC are not material and that they are on terms as favorable, or more favorable, to the Company than would be available from an unrelated party for comparable granite products. Both of Swenson LLC 's quarries produce gray granite primarily for curb and landscape use. Although Rock of Ages' gray granite from its Barre and Stanstead quarries is used primarily for memorial use, it may be in competition with Swenson LLC in some markets, including the supply of its gray granites for other than memorial use. Swenson LLC has supplied its Woodbury granite to manufacturers of government grave markers made for the Veterans' Administration for many years and Rock of Ages has not been in the business of selling or manufacturing its gray granites for use in Veterans markers.

Swenson LLC owns approximately 5% of the common stock of Polycor, Inc. and Kurt M. Swenson has been a director of Groupe Polycor International (Polycor, Inc.'s parent company) and Polycor, Inc. (collectively, "Polycor") since approximately 1991. He was not re-elected to the Groupe Polycor International Board in 2006 but continues to be a director of Polycor, Inc. Polycor is in the business of quarrying and manufacturing granite and marble and is engaged in all segments of the granite market. In a recent press release, Polycor described itself as the third largest granite company in North America. As such, it may be deemed to compete with the Company in various markets. The primary businesses of Polycor are cut-to-size granite for building use, for thin slab sales, for tiles and for granite curb. Rock of Ages is not engaged in those segments of the granite markets. Polycor sells marble and granite blocks and slabs worldwide for all uses including monumental use and could be deemed in competition with Rock of Ages in some markets. Most of Polycor's granites are of different types than those of Rock of Ages, except for Polycor's gray granite, which is located near Rock of Ages' Stanstead quarry and is substantially identical to Stanstead gray. In 2003, Polycor sold its memorial manufacturing equipment and exited the manufacture and sale of finished granite memorials, but it continues to sell granite and marble blocks and slabs for memorial use.

Review, Approval or Ratification of Transactions with Related Persons

Upon the recommendation of the Audit Committee, in March 2007 the Company's Board of Directors adopted a written policy under which related person transactions must be pre-approved by the Audit Committee. Under the policy, generally a related person transaction is any transaction, arrangement or relationship involving an amount exceeding $75,000 between the Company and any executive officer, director or 5% stockholder (and their family members), or any entity in which any such person is an executive officer, director, general partner, managing member or person in a similar position, has a 5% or greater ownership interest, or of which such person is an employee who will receive a direct economic benefit from the transaction. Prior to the Company entering into a related person transaction, the Company's management must submit the proposed transaction to the Audit Committee for consideration at a meeting. The Audit Committee considers all of the relevant facts and circumstances available to it, including (if applicable) but not limited to: the benefits to the Company; the impact on a director's independence in the event the person in question is a director, an immediate family member of a director, or an entity in which a director is an equity holder or of which a director is an executive officer, general partner, managing partner or a person in a similar position; the availability of other sources for comparable products or services; the terms of the proposed transaction; and the terms available to unrelated third parties or to employees generally. No member of the Audit Committee may participate in any review, consideration or approval of any related person transaction with respect to which such member of any of his or her immediate family members is the related person. The Audit Committee will approve only those related person transactions that are in, or not inconsistent with, the best interests of the Company and its stockholders. Approval by a majority of the members of the Audit Committee (or by the Chairman of the Audit Committee in the circumstances described below) will be sufficient to approve a related person transaction.

As described above, the written policy provides that proposed related person transactions would normally be considered by the Audit Committee at a meeting. However, the policy includes procedures to address situations when approvals need to be sought between scheduled Audit Committee meetings. The policy provides that in those instances in which the Company's general counsel, in consultation with the Company's Chief Executive Officer and the Chairman of the Audit Committee, determines that it is not practical or desirable for the Company to delay seeking approval of a related person transaction until the next scheduled Audit Committee, or until a special meeting of the Audit Committee can be convened, the management shall submit the proposed related person transaction to the Chairman of the Audit Committee, who will have delegated authority to consider and act on behalf of the Committee with respect to the proposed related person transaction. In that event, the Chairman of the Audit Committee will consider all of the relevant facts and circumstances available to the Chairman, including (if applicable) but not limited to those described above which would be considered by the Audit Committee at a meeting at which the proposed related person transaction was being considered. If a related person transaction is approved in this manner by the Chairman of the Audit Committee, such approval will be reported to the Audit Committee at its next meeting.

Director Independence

The Board of Directors has determined that each of our directors, other than Mr. Swenson and Mr. Kimball, is independent under the listing standards of The Nasdaq Stock Market, Inc. Mr. Swenson serves as our Chief Executive Officer and President and Mr. Kimball has served as a Company consultant or officer during the last three years. Therefore, the Board of Directors determined that neither person is independent under the listing standards of the Nasdaq Stock Market, Inc. In making its independence determinations, the Board of Directors reviewed transactions and relationships, if any, between the director or any member of his or her immediate family and us or one or more of our subsidiaries or affiliates based on information provided by the director, Company records and publicly available information.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid by Rock of Ages for the audit and other services provided by Grant Thornton LLP for fiscal 2006 and 2005. The Audit Committee considered all of these services rendered by Grant Thornton LLP to be compatible with the maintenance of Grant Thornton LLP's independence.

The Audit Committee did not utilize the de minimis exception to the pre-approval requirements to approve any services provided by Grant Thornton LLP during fiscal 2006.

	2006(1)	2005(1)

Audit Fees (2)	$373,737	$342,170
Tax Fees (3)	63,815	21,810
All Other Fees	—	—

Total	$437,552	$363,980

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

(1)

The Audit Committee appointed KPMG LLP as Rock of Ages' independent registered public accounting firm for the fiscal year ended December 31, 2005. On September 27, 2005, we dismissed KPMG LLP as our principal accountants and we appointed Grant Thornton LLP as our new independent registered accounting firm. In addition to the amounts shown in the table above, which were paid to Grant Thornton LLP for services in fiscal 2006 we also paid KPMG LLP $86,417 in audit fees. In addition to the amounts shown which were paid to Grant Thornton LLP for services in fiscal 2005, we also paid KPMG LLP $86,523 in audit fees, $75,500 in tax compliance fees and $8,050 in tax advice and planning fees.

(2)

Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(3)	For fiscal 2006 and 2005, respectively, tax fees principally included tax compliance fees of $62,100 and $0, and tax advice and tax planning fees of $0 and $19,665.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of or are included in this Annual Report on Form 10-K and are incorporated herein by reference:

	1.	The financial statements listed in the Index to Consolidated Financial Statements and Financial Statement Schedule, filed as part of this Annual Report on Form 10-K.

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

10.1*	First Amendment and Restatement of Rock of Ages Corporation Key Employees Deferred Salary Plan dated April 6, 2006

10.2*	Rock of Ages 2005 Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on June 23, 2005)

10.3*

Employment Agreement of Kurt M. Swenson (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.4*

Employment Agreement of Rudolph R. Wrabel dated as of May 17, 2004 (incorporated herein by reference to Exhibit 10.1 to the' Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 and filed with the Securities and Exchange Commission on May 14, 2004)

10.5*

Employment Agreement of Caryn Crump dated October 4, 2004 (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 31, 2005)

10.6*	Employment Agreement of Richard M. Urbach dated September 15, 2004

10. 7*

Employment Agreement of Nancy Rowden Brock dated May 27, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on May 31, 2005)

10. 8*

Employment Agreement of N. Daniel Ginsberg dated May 27, 2005 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on May 31, 2005)

10.9*

Employment Agreement of Douglas S. Goldsmith dated May 25, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on June 16, 2006)

10.10*

Employment Agreement of Michael B. Tule dated May 25, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on June 16, 2006)

10.11*

Amendment No. 1 to Employment Agreement of Nancy Rowden Brock dated April 10, 2006 (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 and filed with the Securities and Exchange Commission on August 14, 2006)

10.12*

Amendment No. 1 to Employment Agreement of Kurt M. Swenson dated April 20, 2006 (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 and filed with the Securities and Exchange Commission on August 14, 2006)

10.13*

Amendment to Salary Continuation Agreement of Kurt M. Swenson dated April 20, 2006 (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 and filed with the Securities and Exchange Commission on August 14, 2006)

10.14*

Letter Agreement re: Expense Reimbursement to Rudolph R. Wrabel dated May 3, 2004 (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 and filed with the Securities and Exchange Commission on May 14, 2004)

10.15*

Consulting Agreement dated January 3, 2005 between Richard C. Kimball and the Company (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on January 4, 2005)

10.16*

Retirement Agreement-Jon M. Gregory dated August 25, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 2005 and filed with the Securities and Exchange Commission on November 15, 2005)

10.17*

Severance Agreement and General Release dated May 22, 2006 between Rudolph R. Wrabel and the Company (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on May 26, 2006)

10.18*

Severance Agreement and General Release dated May 22, 2006 between Caryn A. Crump and the Company (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on May 26, 2006)

10.19*

Amendment No. 1 to Employment Agreement of Richard M. Urbach dated May 24, 2006 (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on May 26, 2006)

10.20*

Form of Salary Continuation Agreement (incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.21

Form of Collective Bargaining Agreement dated as of April 29, 2006 by and between Rock of Ages Corporation and the Granite Cutter's Association (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 and filed with the Securities and Exchange Commission on August 14, 2006)

10.22

Form of Side Letter Agreement dated April 29, 2006 by and between the Granite Cutter's Association and Rock of Ages Corporation (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 and filed with the Securities and Exchange Commission on August 14, 2006)

10.23	Form of Collective Bargaining Agreement dated as of April 29, 2006 by and between Rock of Ages Corporation and the Granite Cutter's Association

10.24	Form of Side Letter Agreement dated April 29, 2006 by and between the Granite Cutter's Association and Rock of Ages Corporation

10.25

Credit Facility dated as of June 25, 1997 between Royal Bank of Canada and Rock of Ages Canada, Inc., Rock of Ages Quarries Inc. and Rock of Ages Canada Inc. (incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.26

Financing Agreement dated December 17, 1997 by and between The CIT Group/Business Credit, Inc., Rock of Ages Corporation, Royalty Granite Corporation, Carolina Quarries, Inc., Pennsylvania Granite Corp., Childs & Childs Granite Company, Inc., Southern Mausoleums, Inc. and Rock of Ages Memorials LLC (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and filed with the Securities and Exchange Commission on March 31, 1998)

10.27

Fifth Amendment to Financing Agreement dated as of October 25, 2002, by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarry, Inc., Pennsylvania Granite Corp., Keith Monument Company, LLC, Rock of Ages Memorials, Inc. and Sioux Falls Monument Co. (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and filed with the Securities and Exchange Commission on November 14, 2002)

10.28

Eighth Amendment to Financing Agreement dated as of July 8, 2004, by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarry, Inc., Pennsylvania Granite Corporation, Rock of Ages Memorials, Inc. and Sioux Falls Monument Company. (incorporated herein by referenced to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004 and filed with the Securities and Exchange Commission on August 14, 2004)

10.29

Ninth Amendment to Financing Agreement dated as of December 31, 2004, by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarry, Inc., Pennsylvania Granite Corporation, Rock of Ages Memorials, Inc. and Sioux Falls Monument Company (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 1 and filed with the Securities and Exchange Commission on January 4, 2005)

10.30

Tenth Amendment and Waiver Letter to Financing Agreement dated as of August 9, 2005, by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Pennsylvania Granite Corporation, Rock of Ages Memorials, Inc., and Sioux Falls Monument Company (incorporate herein by reference to Exhibit 10.1 to  the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on August 10, 2005)

10.31

Eleventh Amendment to Financing Agreement dated as of November 15, 2005, by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Pennsylvania Granite Corporation, Rock of Ages Memorials, Inc.,  and Sioux Falls Monument Company (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on November 15, 2005)

10.32

Twelfth Amendment and Consent to Financing Agreement dated as of October 30, 2006, by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Pennsylvania Granite Corporation, Rock of Ages Memorials, Inc. and Sioux Falls Monument Company (incorporated herein by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on November 1, 2006)

10.33	Thirteenth Amendment and Consent to Financing Agreement dated as of March 29, 2007, by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Pennsylvania Granite Corporation, Rock of Ages Memorials, Inc. and Sioux Falls Monument Company

10.34

Supply Agreement dated as of January 11, 2002 by and between Rock of Ages Corporation and Adams Granite Co., Inc. (incorporated herein by reference to exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and filed with the Securities and Exchange Commission on April 1, 2002)

10.35	Amendment to Supply Agreement dated as of January 1, 2004 by and between Rock of Ages Corporation and Adams Granite Co., Inc.

10.36	Amendment No. 2 to Supply Agreement dated as of January 16, 2007 by and between Rock of Ages Corporation and Adams Granite Co., Inc.

10.37

Purchase and Sale Agreement and related exhibits dated November 9, 2004 by and between Rock of Ages Corporation, Autumn Rose Quarry, Inc., Imex International, Inc. and AR Quarry Acquisition LLC (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2004)

10.38

Asset Purchase Agreement and related exhibits dated December 29, 2005, by and among Rock of Ages Memorials, Inc., Joseph Uras Monuments and 601 Route 35, LLC (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2006)

10.39

Purchase and Sale Agreement and related exhibits dated July 28, 2006 by and between Rock of Ages Corporation, Carolina Quarries, Inc. and New England Stone Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q For the quarterly period ended September 30, 2006 and filed with the Securities and Exchange Commission on November 13, 2006

10.40

Amendment No. 1 to Purchase and Sale Agreement and related exhibits dated October 19, 2006 by and between Rock of Ages Corporation, Carolina Quarries, Inc. and New England Stone Industries, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q For the quarterly period ended September 30, 2006 and filed with the Securities and Exchange Commission on November 13, 2006

10.41

Mutual Release Agreement dated August 6, 2004 between Dyckerhoff AG, Granite Stone Business International S.a.r.l., formerly known as Eurimex S.A., and Rock of Ages Corporation (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004 and filed with the Securities and Exchange Commission on August 16, 2004)

11.	Statement re: computation of per share earnings (incorporated herein by reference to Note (1)(n) of the Company's consolidated financial statements (filed herewith))

16

Letter re: Change in Principal Accountants (incorporated herein by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on October 11, 2005)

21.	Subsidiaries of the Company

23.1	Consent of KPMG LLP

23.2	Consent of Grant Thornton LLP

31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 02.

* This exhibit is a management contract or compensatory plan or arrangement.

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(With Reports of Independent Registered Public Accounting Firms Thereon)

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Rock of Ages Corporation:

We have audited the accompanying consolidated balance sheets of Rock of Ages Corporation and subsidiaries (a Delaware Corporation) (collectively, the "Company") as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rock of Ages Corporation and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements.  This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements as of and for the years ended December 31, 2006 and 2005 and, in our opinion, is fairly stated in all material aspects in relation to the basic consolidated financial statements taken as a whole.

/s/ Grant Thornton LLP

Boston, Massachusetts
March 30, 2007

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Rock of Ages Corporation:

We have audited the consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows of Rock of Ages Corporation and subsidiaries for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Rock of Ages Corporation and subsidiaries for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Burlington, Vermont
February 22, 2005, except for Notes 8,14 and 16
   as to which the date is March 30, 2007

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$3,345,095	$1,985,192
Restricted cash	945,012	838,368
Trade receivables, less allowance for doubtful accounts of $860,708 in 2006 and $1,176,537 in 2005	13,961,564	14,719,610
Inventories	24,931,955	24,478,218
Income taxes receivable	148,680	77,945
Other current assets	1,886,844	2,608,283

Total current assets	45,219,150	44,707,616

Property, plant and equipment:
Granite reserves and development costs	15,829,367	15,935,788
Land	7,433,504	7,810,630
Buildings and improvements	20,486,211	20,569,742
Leasehold improvements	2,568,261	2,578,098
Machinery and equipment	27,068,405	31,198,345
Furniture and fixtures	5,084,646	3,188,150
Construction-in-process	539,209	303,427

	79,009,603	81,584,180
Less accumulated depreciation, depletion and amortization	32,746,842	31,949,780

Net property, plant and equipment	46,262,761	49,634,400

Other assets:
Cash surrender value of life insurance	167,968	730,852
Identified intangible assets, net	497,973	598,502
Goodwill	387,156	387,156
Debt issuance costs, net	62,837	146,620
Due from affiliates	829,651	813,821
Intangible pension asset	—	574,182
Long term investments	703,727	727,839
Other long term assets	256,498	291,116

Total other assets	2,905,810	4,270,088

Total assets	$94,387,721	$98,612,104

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under line of credit	$13,217,612	$10,499,379
Current maturities of long-term debt	20,726,477	661,400
Trade payables	2,425,153	2,006,089
Accrued expenses	3,193,083	3,442,439
Salary continuation and other post-employment liabilities	566,561	469,237
Customer deposits	6,866,055	7,058,853

Total current liabilities	46,994,941	24,137,397

Long-term debt, excluding current maturities	250,996	21,444,740
Salary continuation liability, net of current portion	5,817,617	6,070,321
Accrued pension cost	5,545,608	3,549,492
Accrued post-employment benefit cost	2,069,718	966,951
Deferred tax liabilities	55,774	70,434
Other	1,152,411	896,518

Total liabilities	61,887,065	57,135,853

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock - $0.01 par value; 2,500,000 shares authorized; none issued	—	—
Common stock - Class A, $0.01 par value; 30,000,000 shares authorized; 4,660,800 shares issued and outstanding as of December 31, 2006 and 2005	46,608	46,608
Common Stock-Class B, $0.01 par value; 15,000,000 shares authorized; 2,738,596 shares issued and outstanding as of December 31, 2006 and 2005	27,386	27,386
Additional paid-in capital	65,550,908	65,550,908
Accumulated deficit	(26,795,898)	(21,430,626)
Accumulated other comprehensive loss	(6,328,348)	(2,718,025)

Total stockholders' equity	32,500,656	41,476,251

Total liabilities and stockholders' equity	$94,387,721	$98,612,104

See accompanying notes to consolidated financial statements

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Net revenues:
Quarry	$26,087,566	$28,869,759	$35,389,820
Manufacturing	24,069,222	23,532,935	20,947,329
Retail	30,806,957	36,639,720	35,801,733

Total net revenues	80,963,745	89,042,414	92,138,882

Cost of goods sold:
Quarry	20,761,165	22,807,295	23,160,168
Manufacturing	17,570,796	16,763,265	15,374,868
Retail	14,610,925	17,540,585	15,447,779

Total cost of goods sold	52,942,886	57,111,145	53,982,815

Gross profit:
Quarry	5,326,401	6,062,464	12,229,652
Manufacturing	6,498,426	6,769,670	5,572,461
Retail	16,196,032	19,099,135	20,353,954

Total gross profit	28,020,859	31,931,269	38,156,067

Selling, general and administrative expenses:
Quarry	2,968,294	3,505,135	3,555,606
Manufacturing	4,073,189	5,191,239	4,001,668
Retail	17,065,408	24,985,631	21,828,546
Retail restructuring costs	1,685,091	—	—
Corporate overhead	5,007,313	5,090,324	5,087,447
Impairment of note receivable	100,000	—	400,000
Adverse judgment	—	—	6,500,000
Foreign exchange losses	28,405	49,628	68,531

Total selling, general and administrative expenses	30,927,700	38,821,957	41,441,798

Loss from operations	(2,906,841)	(6,890,688)	(3,285,731)

Gain on sale of investments	—	(350,005)	—
Interest expense	2,601,902	1,923,996	821,520

Loss from continuing operations before income taxes	(5,508,743)	(8,464,679)	(4,107,251)

Provision (benefit) for income taxes	472,849	7,610,580	(876,969)

Loss from continuing operations	(5,981,592)	(16,075,259)	(3,230,282)
Discontinued operations, including gain on disposal of $614,000 in 2006, net of taxes	616,320	(67,796)	9,055

Net loss	$(5,365,272)	$(16,143,055)	$(3,221,227)

Net income (loss) per share — basic and diluted:
Loss from continuing operations	$(0.81)	$(2.17)	$(0.44)
Discontinued operations	0.08	(0.01)	(0.00)

Net loss per share	$(0.73)	$(2.18)	$(0.44)

Weighted average number of common shares outstanding — basic and diluted	7,399,396	7,398,662	7,318,127

See accompanying notes to consolidated financial statements.

v

ROCK OF AGES CORPORATION AND SUBSIDIARIES
 Consolidated Statements of Stockholders' Equity and Comprehensive Loss
Years ended December 31, 2006, 2005 and 2004

	CLASS A COMMON STOCK	CLASS B COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE (LOSS)	TOTAL STOCKHOLDERS' EQUITY

Balance at December 31, 2003	$44,427	$27,564	$65,878,460	$(2,066,344)	$(914,361)	$62,969,746

Comprehensive income (loss):
Net loss	—	—	—	(3,221,227)	—	(3,221,227)
Cumulative translation adjustment	—	—	—	—	699,100	699,100
Minimum pension liability, net of taxes of $258,087	—	—	—	—	(652,232)	(652,232)

Total comprehensive loss						(3,174,359)
Dividends paid	—	—	(585,754)	—	—	(585,754)
Conversion of common stock	558	(558)	—	—	—	—
Exercise of stock options	1,963	—	974,162	—	—	976,125

Balance at December 31, 2004	$46,948	$27,006	$66,266,868	$(5,287,571)	$(867,493)	$60,185,758

Comprehensive income (loss):
Net loss	—	—	—	(16,143,055)	—	(16,143,055)
Cumulative translation adjustment	—	—	—	—	349,406	349,406
Net unrealized gain on securities available for sale	—	—	—	—	172,000	172,000
Minimum pension liability	—	—	—	—	(2,371,938)	(2,371,938)

Total comprehensive loss						(17,993,587)
Dividends paid	—	—	(739,840)	—	—	(739,840)
Conversion of common stock	(380)	380	—	—	—	—
Exercise of stock options	40	—	23,880	—	—	23,920

Balance at December 31, 2005	$46,608	$27,386	$65,550,908	$(21,430,626)	$(2,718,025)	$41,476,251

Comprehensive loss:
Net loss	—	—	—	(5,365,272)	—	(5,365,272)
Cumulative translation adjustment	—	—	—	—	(57,100)	(57,100)
Net unrealized loss on securities available for sale	—	—	—	—	(25,800)	(25,800)
Minimum pension liability	—	—	—	—	(3,527,423)	(3,527,423)

Total comprehensive loss						(8,975,595)

Balance at December 31, 2006	$46,608	$27,386	$65,550,908	$(26,795,898)	$(6,328,348)	$32,500,656

See accompanying notes to consolidated financial statements.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Cash flows from operating activities:
Net loss	$(5,365,272)	$(16,143,055)	$(3,221,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of assets	(605,148)	(199,518)	(6,118)
Gain on sale of long-term investments	—	(350,005)	—
Depreciation, depletion and amortization	4,059,891	4,539,213	3,620,428
Goodwill impairment	—	318,347	—
Impairment of note receivable	100,000	—	400,000
Deferred taxes	(14,660)	7,487,686	(1,567,093)
Decrease (increase) in cash surrender value of life insurance	562,885	11,848	(14,519)
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in restricted cash	(212,386)	(28,836)	(98,570)
Decrease (increase) in trade receivables	642,450	58,434	596,308
Decrease (increase) in due to/from affiliates	(14,557)	(480,352)	(54,578)
Decrease (increase) in inventories	(663,748)	(544,287)	(2,412,689)
Decrease (increase) in other current assets	645,198	1,897,423	(1,244,877)
Decrease (increase) in other assets	7,522	378,127	797,371
Increase (decrease) in trade payables	368,526	(457,037)	760,448
Increase (decrease) in accrued expenses	(244,736)	(402,975)	(466,017)
Increase (decrease) in income taxes payable/receivable	(70,735)	(467,033)	797,832
Increase (decrease) in customer deposits	110,211	(1,168,035)	959,651
Increase (decrease) in salary continuation liability	48,979	(452,326)	666,105
Increase (decrease) in accrued pension cost	(12,169)	(650,950)	15,351
Increase (decrease) in accrued post-employment benefit cost	(46,549)	88,341	51,380
Increase (decrease) in other liabilities	255,895	851,517	(29,083)

Net cash used in operating activities	(448,403)	(5,713,473)	(449,897)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,047,393)	(4,838,253)	(6,706,857)
Purchases of long-term investments	(25,479)	—	(3,611,394)
Proceeds from sale of assets	1,369,124	770,671	5,400,000
Acquisitions, net of cash acquired	—	(4,140,284)	(477,202)
Proceeds from sale of long-term investment	—	3,850,005	—

Net cash provided by (used in) investing activities	296,252	(4,357,861)	(5,395,453)

Cash flows from financing activities:
Net borrowings under line of credit	2,718,233	3,212,101	2,535,873
Principal payments on long-term debt	(1,128,667)	(3,907,839)	(43,471)
Principal borrowings on long-term debt	—	9,689,215	3,536,763
Dividends paid	—	(739,840)	(585,754)
Stock options exercised	—	23,920	976,125
Debt issuance costs	—	—	(113,000)

Net cash provided by financing activities	1,589,566	8,277,557	6,306,536

Effect of exchange rate changes on cash and cash equivalents	(77,512)	290,452	511,423

Net increase (decrease) in cash and cash equivalents	1,359,903	(1,503,325)	972,609

Cash and cash equivalents, beginning of year	1,985,192	3,488,517	2,515,908

Cash and cash equivalents, end of year	$3,345,095	$1,985,192	$3,488,517

See accompanying notes to consolidated financial statements.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued

	2006	2005	2004

Supplemental cash flow information:
Cash paid during the year for:
Interest	$2,669,853	1,853,943	821,520
Net income taxes paid (refunded)	549,444	683,225	(234,028)

During the fourth quarter of 2004, the Company completed the sale of its Autumn Rose quarry in a transaction that included cash of $150,000 received in 2004 and a note receivable of $600,000, payable in kind through the supply of diamond tools and segments pursuant to a supply agreement. This receivable was paid in full during 2006.

As more fully discussed in note 15, the Company completed acquisitions of certain businesses in 2005 which are summarized as follows:

2005

Acquisitions:
Assets acquired	$4,361,450
Liabilities assumed	(221,166)

Net cash paid for acquisitions	$4,140,284

Supplemental non-cash investing and financing activities:

The Company recorded an adjustment for an (increase)/decrease in the minimum pension liability of $(6,057,731), $2,207,148 and $745,533 and a decrease in the intangible asset for pension of $(574,182), $(164,790) and $(164,786) in 2006, 2005 and 2004, respectively. As discussed in note 9 to the consolidated financial statements, the Company adopted SFAS No. 158 as of December 31, 2006.

In connection with the restructuring, the Company recorded non-cash charges of $108,000 related to company-owned vehicles and computers that were given to departing executives.

See accompanying notes to consolidated financial statements.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In this report, the terms "Company," "we," "us," or "our" mean Rock of Ages Corporation and all subsidiaries included in our consolidated financial statements. Rock of Ages was founded in 1885 and is an integrated granite quarrier, manufacturer and retailer whose principal product is granite memorials used primarily in cemeteries. We own and operate nine active quarry properties and six manufacturing and sawing facilities in North America, principally in Vermont and the Province of Quebec. We market and distribute our memorials on a retail basis through approximately eighty Company-owned retail sales outlets in sixteen states. We also sell memorials wholesale to approximately ninety-five independent authorized Rock of Ages retailers in the United States as well as approximately eighty-eight retailers in Canada.

	(a)	PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

	(b)	CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, we consider financial instruments that are both readily convertible to cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates to be cash equivalents. The Company had approximately $3,291,000 and $1,696,000 in foreign banks at December 31, 2006 and 2005, respectively.

The Company had approximately $3,291,000 and $1,696,000 in foreign banks at December 31, 2006 and 2005, respectively.

The Company has cash in restricted escrow accounts of $945,012 and $838,368 at December 31, 2006 and 2005, respectively. This cash is restricted by state regulations in order to fulfill our obligations under pre-need purchases of monuments and lettering.

	(c)	INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the specific annual average cost method for the quarry segment and specific cost for the manufacturing and retail segments.

	(d)	DEPRECIATION, DEPLETION AND AMORTIZATION

The Company capitalizes significant purchases of items having expected useful lives in excess of one year. Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line and declining balance methods, based upon the following estimated useful lives:

		Buildings and improvements	10 to 40 years
		Leasehold improvements	Lower of the estimated useful life or lease term
		Machinery and equipment	3 to 20 years
		Furniture and fixtures	5 to 12 years

Depreciation expense amounted to $3,729,077, $4,223,197 and, $3,219,756 in 2006, 2005 and 2004, respectively.

Cost depletion and amortization of granite reserves and development costs are charged to operations based on cubic feet produced in relation to estimated reserves of the property. Cost depletion and amortization charged to operations amounted to $146,501, $137,624 and $215,771 in 2006, 2005 and 2004, respectively.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(e)	GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Identified intangible assets (those intangible assets with definite estimated useful lives) are recorded at fair value at the date of acquisition and are amortized, using the straight-line method, over their estimated useful lives. Such intangible assets are reviewed for impairment as set forth in note 1 (l).

Goodwill is recorded when consideration paid for a business acquisition exceeds the fair value of the net tangible and identifiable intangible assets acquired. The Company accounts for goodwill and other identified intangible assets in accordance with Statement of Accounting Standards ("SFAS") No. 142, "Goodwill and other Intangible Assets", ("SFAS No. 142") which requires that goodwill and other indefinite lived intangibles no longer be amortized, but rather be tested annually or more frequently as impairment indicators arise.

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

The Company amortizes debt issuance costs using the straight-line method over the term of the related borrowing. Amortization expense was $83,783, $78,460 and $131,866 in 2006, 2005 and 2004, respectively, and is reported with interest expense in the accompanying consolidated statements of operations.

(g)	FOREIGN CURRENCY TRANSLATION

The functional currency of the Company's Canadian subsidiary is the Canadian dollar. The Company translates the accounts of its foreign subsidiary in accordance with SFAS No. 52, "Foreign Currency Translation," under which all assets and liabilities are translated at the rate of exchange in effect at year-end. Revenue and expense accounts are translated using weighted average exchange rates in effect during the year. Gains or losses from foreign currency translation are charged to accumulated other comprehensive loss, which is included in stockholders' equity in the accompanying consolidated financial statements. All realized and unrealized transaction gains and losses are separately reported in the statement of operations.

(h)	INCOME TAXES

The Company files its U.S. Federal income tax returns on a consolidated basis. Rock of Ages Canada, Inc., a wholly owned subsidiary, is responsible for income taxes in Canada. Max Mining, a wholly owned subsidiary, is responsible for income taxes in Luxembourg.

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

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

The Company is allowed to claim percentage depletion for tax purposes under IRS Code Section 613 based upon income derived from quarrying operations.

(i)	STOCK-BASED EMPLOYEE COMPENSATION

Prior to 2006, the Company applied the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosures" which is an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock plans. In the fourth quarter of 2005, the Company accelerated the vesting of all unvested stock options previously awarded to officers, directors and employees. The primary purpose of accelerating the vesting of these options was to reduce the Company's future reported compensation expense under SFAS No. 123R, "Share Base" Payment", which the Company began to apply in the first quarter of 2006. As a result, options to purchase approximately 333,600 shares of Class A common stock which were scheduled to vest over the next 48 months became immediately exercisable. Restrictions were imposed on any shares received through the exercise of accelerated options that prevent the sale of any of these shares prior to the original vesting date of the option.  If we had elected to recognize compensation cost for all of the plans based upon the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, the Company's pro forma net loss and net loss per share in 2005 and 2004 would have been as follows:

	2005	2004

Net loss, as reported	$(16,143,055)	$(3,221,227)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,564,751)	(385,854)

Net loss, pro forma	$(17,707,806)	$(3,607,081)

Net loss per share basic and diluted as reported:
Loss from continuing operations	$(2.17)	$(0.44)
Discontinued operations	(0.01)	(0.00)

Net loss per share as reported	$(2.18)	$(0.44)

Net loss per share basic and diluted pro forma:
Loss from continuing operations	$(2.38)	$(0.49)
Discontinued operations	(0.01)	(0.00)

Net loss per share pro forma	$(2.39)	$(0.49)

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

The fair value of each option grant is estimated on the date of the grant. The per share weighted average fair value of stock options granted during 2005 and 2004 was $4.53 and $5.48, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 3.9% and 4.34%; dividend yield of 1.67%; expected volatility of 109% and 74%, and expected lives of seven (7) and six (6) years, respectively. There were no stock options granted in 2006. Because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single value of its options and may not be representative of the future stock price of the Company.

As previously noted, the Company began to apply SFAS No. 123R in 2006. SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. Adoption of SFAS 123R did not have any impact on our consolidated results of operations in 2006.

(j)	PENSION AND OTHER POST-EMPLOYMENT PLANS

The Company maintains a defined benefit pension plan covering substantially all of its Vermont based non-union employees. The benefits are based on years of service and the employee's compensation. The Company's funding policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as we may determine to be appropriate.

We have salary continuation plans that cover certain employees described in more detail in note 9. We measure the cost of our obligations based on actuarial estimates and recognize net periodic costs as employees render the necessary services to earn the benefits.

The Company also sponsors a defined post-employment benefit health care plan for certain early retirees and executive officers and defined post-employment benefit group life insurance plans for all Vermont-based union and non-union employees. We measure the cost of our obligations based on actuarial estimates and recognize net periodic costs as employees render the services necessary to earn the post-employment benefits.

The Company adopted SFAS No.158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans —an amendment of Financial Accounting Standards Board Statements No. 87, 88, 106 and 132(R), ("SFAS No. 158"), effective December 31, 2006. See note 9 for disclosures of the impact which this new accounting pronouncement had on the Company's financial statements.

(k)	USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to use estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change are the estimated useful lives of property, plant and equipment, the deferred tax asset valuation allowance, actuarial assumptions affecting pension and other post-employment plan accounting, the allowance for doubtful accounts receivable and long-lived asset impairments.

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

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(m)	REVENUE RECOGNITION

Quarry

The granite we quarry is sold to outside customers and used by our manufacturing group. Our quarry division recognizes revenue from sales of granite blocks to outside customers when the granite is shipped and invoiced from the quarry except for cases noted below. We provide a 5% discount for domestic customers if payment is made within 30 days of purchase, except in the case of December terms described below. Sales to foreign customers are typically secured by a letter of credit.

At our Barre, Vermont quarries, we allow customers to purchase granite blocks and request that we store the blocks for them. Many of our customers do not have adequate storage space at their facilities and want to ensure an adequate supply of blocks, especially when the Barre quarries are closed from mid-December through mid-March because of weather. Our quarry division recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"). Blocks are sold when; the customer selects and identifies the block at the quarry site, requests the block be stored and they have significant business reasons to do so. At that time, the block is removed from inventory; the customer's name is printed on the block, and title and risk of ownership passes to the buyer. The customer is invoiced and normal payment terms apply, except in the case of December terms described below. Granite blocks owned by customers remain on our property for varying periods of time after title passes. We retain a delivery obligation using our trucks. However, we consider the earnings process substantially complete because the cost of delivery service is inconsequential (less than 3%) in relation to the selling price. Further, under industry terms of trade, title passes and the payment obligation is established when the block is identified at the quarry.

Each December, we offer special payment terms to customers of our Barre quarries. As noted above, from approximately mid-December to approximately mid-March, our Barre quarries are closed due to weather. During this time', customers' manufacturing plants remain open, and many prefer to ensure they own blocks of a size and quality selected by them prior to 'he quarries' closure. All blocks purchased in December are invoiced on or about December 31 and, at that time, the blocks are removed from inventory, 'he customer's name is printed on the blocks, and title and risk of ownership passes to the buyer. Payment terms are one-third of the invoice amount on January 15, one-third on February 15, and one-third on March 15. The program provides essentially the normal 30-day payment terms during the months when the Barre quarries are closed notwithstanding the customer purchases a three-month supply in December and makes payments over 90 days. Customers need not use these special December terms and may buy from inventory during the closure period on a first-come, first-served basis with the normal 30-day payment terms.

Manufacturing

We record revenue related to internally transferred granite only after the granite is manufactured into a finished product and sold to an outside customer. Manufacturing revenues related to outside customers are recorded when the finished product is shipped from our facilities or set in a cemetery, if we are responsible for the setting which is when risk of ownership transfers to the customer, persuasive evidence of an arrangement exists and collectibility is reasonably assured. Manufacturing revenues related to internally transferred finished products to our owned retail outlets are recorded when ultimately sold at retail to an outside customer.

Retail

Retail revenues are recorded when the finished monument is placed in a cemetery, which is when risk of ownership transfers to the customer, persuasive evidence of an arrangement exists and collectibility is reasonably assured.

Freight

The Company accounts for freight in accordance with Emerging Issues Task Force Consensus No. 00-10, "Accounting for Shipping and Handling Fees and Costs". While amounts charged to customers for shipping product are included in revenues, the related costs are classified in cost of sales.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(n)	NET INCOME (LOSS) PER SHARE

Net income (loss) per share, or basic earnings (loss) per share, is computed by dividing earnings available for common shares by the weighted average number of common shares outstanding during each year. Net income (loss) per share - diluted, or diluted earnings (loss) per share, is computed by dividing earnings available for common shares by the weighted average number of common shares outstanding during each year, adjusted to include the additional number of common shares that would have been outstanding if the dilutive potential common shares under stock based compensation programs had been issued. Potential common shares are not included in the diluted income (loss) per share calculations where the effect of their inclusion would be antidilutive, such as when the Company incurs a net loss.

(o)	OTHER COMPREHENSIVE LOSS

Other comprehensive loss consists of the following components, which are presented in the consolidated statements of stockholders' equity and comprehensive loss.

	Foreign Currency Translation	Minimum Pension Liability	Investments Available for Sale	Accumulated Other Comprehensive Loss
Balance at December 31, 2003	$679,990	$(1,594,351)	$—	$(914,361)

Changes in 2004	699,100	(652,232)	—	46,868

Balance at December 31, 2004	$1,379,090	$(2,246,583)	$—	$(867,493)

Changes in 2005	349,406	(2,371,938)	172,000	(1,850,532)

Balance at December 31, 2005	$1,728,496	$(4,618,521)	$172,000	$(2,718,025)

Changes in 2006	(57,100)	(3,527,423)	(25,800)	(3,610,323)

Balance at December 31, 2006	$1,671,396	$(8,145,944)	$146,200	$6,328,348)

(p)	INVESTMENTS

Through its wholly owned subsidiary, Max Mining, the Company has a 1/3-equity interest in VIKA Ltd., a Ukrainian closed stock company that owns rights to quarry stone known as "Galactic Blue" on certain property located in the Ukraine. This investment is accounted for under the equity method.

The Company owns common stock of a public company, representing an equity interest of less than 20%, where we do not exercise significant influence over the operating and financial policies of the investee. This investment is accounted for as available for sale in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and is carried at fair market value with unrecognized gain or loss recorded in Other Comprehensive Loss.

(q)	ADVERTISING EXPENSES

Advertising costs are expensed as incurred. Advertising expenses were $601,000, $1,018,000 and $861,000 in 2006, 2005 and 2004, respectively.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(r)	WARRANTY

Our memorials are covered by a full perpetual or a limited perpetual warranty depending on the particular granite. The Company estimates probable warranty costs at the time revenue is recognized. The Company exercises judgment in determining its accrued warranty liability and considers factors that may affect warranty liability, including historical and anticipated rates of warranty claims. To date, warranty obligations have not been significant and no liability has been accrued.

(s)	ASSET RETIREMENT OBLIGATIONS

The Company accounts for its asset retirement obligations in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations"  ("SFAS No. 143") and FASB Interpretation (FIN) No. 47, " Accounting for Conditional Asset Retirement Obligations," ("FIN No. 47") which is an interpretation of SFAS No. 143. These pronouncements relate to legal obligations associated with the retirement of tangible long-lived assets that result from acquisition, construction, development or normal operation of a long-lived asset. We performed an analysis of such obligations and determined they were not significant. Many of our permits to quarry, especially in Vermont and Canada, pre-date the current remediation regulations, therefore pre-date retirement obligations related to these quarries.

(t)	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables—Receivables relate to amounts due from customers of each of our segments. The Company generally requires collateral in the form of a deposit, the amount of which depends upon the length of the relationship with the customer, past payment history of the customer and other factors. In the case of most foreign transactions, a letter of credit securing payment is required. To reduce credit risk, credit investigations are performed prior to accepting an initial order from most quarry and manufacturing customers. Trade accounts receivable are recorded at the invoiced amount and do not bear interest.

Allowance for Doubtful Accounts — The estimated allowance for doubtful accounts receivable is based, in large part, upon judgments and estimates of expected losses. The Company determines the allowance considering a number of factors, including the length of time trade accounts receivable are past due and previous loss experience. For quarry and manufacturing, the Company uses a method of specific identification of problem trade accounts. For retail receivables, the Company estimates losses using percentages based on historical loss experience applied to the aged receivables. Accounts receivable determined to be losses are written off against the allowance; any recoveries of receivables previously written off are credited to the allowance when received.

(u)	FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2006, the Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable and short-term debt. Due to the short-term nature of these instruments, the Company's carrying value approximates fair value. The majority of the Company's long-term debt bears interest at variable market rates and therefore the carrying value approximates fair value.

(v)	RECLASSIFICATIONS

Certain reclassifications have been made to prior periods as a result of current year presentation, with no effect on net loss.

Restricted cash, as reclassified from cash and cash equivalents, as of December 31, 2005, 2004 and 2003 was $838,368, $809,532 and $710,962, respectively. As a result of this reclassification, the change in restricted cash is reported in the Consolidated Statement of Cash Flows as $28,836 and $98,570 for 2005 and 2004, respectively, and is reflected in operating activities.

(w)	RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, Accounting for Income Taxes," ("FIN No. 48"). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect, if any, that the adoption of FIN 48 may have on our financial statements.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

In September 2006, the Securities Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 108 ("SAB No. 108"), which express's the staff's views regarding the process of quantifying financial statement misstatements. The interpretation addresses diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build-up of improper amounts on the balance sheet The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for the Company's year ended December 31, 2006. The implementation of this requirement had no impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements" ("SFAS No. 157"). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect, if any, that the adoption of SFAS No. 157 may have on our financial statements.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect, if any, that the adoption of SFAS No. 159 may have on our financial statements.

(2)	OPERATING MATTERS AND LIQUIDITY

During 2006, 2005 and 2004, the Company incurred net losses of $5.4 million, $16.1 million and $3.2 million, respectively, contributing to the accumulated deficit at December 31, 2006 of $26.8 million. Cash flows used in operating activities amounted to $5.7 million  in 2005  and, when combined with cash needs for capital additions and other investing activities, resulted in a reduction in cash and cash equivalents of $1.5 million  and an increase in borrowed funds of $9.0 million during the year. Cash flow in 2006 improved, with cash flows used in operating activities of $448,000 and cash provided by investing activities of $191,000. A net increase in borrowed funds of $1.6 million during the year funded the balance of the operating shortfall and resulted in an increase of $1.4 million in cash and cash equivalents.

The Company took certain steps in the second half of 2005 and during 2006, principally in our retail business segment, to reduce expenses. These steps included productivity improvements in the sales force allowing for reductions in managerial staffing, marketing expense reductions, and a change in the leadership of this segment. In addition, certain stores have been closed or sold. These changes had a minimal benefit on the results of operations in 2005 but resulted in a significant reduction in the selling, general and administrative expenses, and cash requirements, of this segment in 2006. We anticipate these savings to continue into future periods.

The operating results in 2005 and 2006 caused the Company to be in violation of certain covenants of its credit facility. All such violations were waived and the credit facility has been amended (see note 6).

Due to adverse weather conditions in its various markets during the first quarter of 2007, the Company expects to be in violation of the cash flow to debt service covenant in the first quarter of 2007. March in particular is a critical month given the normal adverse weather conditions in January and February. Most monuments require a cement foundation, so our ability to set monuments in cemeteries depends on the cemeteries allowing foundations to be poured, which in turn is heavily dependent on weather conditions. Wide variations in losses in the first quarter can occur depending on this factor. Heavy late-winter snows in 2007 have caused a delay in our setting schedule, resulting in lower than expected sales and larger losses. Largely as a result of the sales decrease, we expect to be in violation of the cash flow to debt service covenant in the first quarter of 2007.

In anticipation of this March 31, 2007 covenant violation, the Company has requested and obtained a waiver from CIT, its lender of 23 years. In addition, during March, CIT indicated its interest in beginning negotiations for renewal of the existing credit facility, which is scheduled to expire in October 2007, during the second quarter of 2007.

At the end of the first quarter, order backlogs are higher and management believes the Company's prospects are improved over what they were at the same time in 2006. Management believes that in 2007 the Company will operate at a profit and will generate positive cash flows. Accordingly, except for the first quarter, we expect to be in compliance with all existing covenants through the remaining term of the credit facility. If the Company does not operate at cash flow levels sufficient to comply with its loan covenants during 2007 and is unable to renew its credit facility with CIT, or is unable to obtain a replacement facility from another lender, the related lack of liquidity would have a material adverse effect on the Company's operations and future prospects and could require the Company to cease operations or seek protection under state or federal insolvency or bankruptcy laws.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(3)	GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Goodwill and identified intangible assets consist of the following at December 31, 2006 and 2005:

	ESTIMATED USEFUL LIFE	2006	2005

Goodwill	Indefinite	$387,156	$387,156

Customer list-Rockwell purchase	10 Years	$310,000	$310,000
Less accumulated amortization		(58,125)	(27,125)

Total customer list		251,875	282,875

Covenants not to compete	5-11 Years	$1,057,223	$1,057,223
Less accumulated amortization		(811,125)	(741,596)

Total covenants not to compete		246,098	315,627
Total other identified intangible assets		$497,973	$598,502

Amortization expense was $100,529, $99,932 and $49,572 in 2006, 2005 and 2004, respectively.

Estimated future amortization expense related to identified intangible assets is as follows:

Year

2007	$100,000
2008	100,000
2009	85,000
2010	85,000
2011	31,000
Thereafter	97,000

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

In the first quarter of 2006, we performed our annual assessment of goodwill which is allocated entirely to our quarry business segment. We calculated the fair value of the quarry unit based on estimated expected discounted future cash flows using the Company's weighted average cost of capital. We concluded that the quarry unit could support the goodwill of $387,000.

In the third quarter of 2005, we performed our annual assessment of goodwill for the retail unit. We calculated the fair value of the retail unit based on estimated expected discounted future cash flows using the Company's weighted average cost of capital. We concluded that the retail unit could not support the carrying value of goodwill and therefore wrote off the retail goodwill of $318,000 in the third quarter of 2005.

(4)	INVENTORIES

Inventories consist of the following at December 31, 2006 and 2005:

	2006	2005

Raw materials	$14,072,859	$12,989,151
Work-in-process	1,156,539	1,441,611
Finished goods and supplies	9,702,557	10,047,456

	$24,931,955	$24,478,218

(5)	COMMITMENTS AND CONTINGENCIES

Leases

The Company has several non-cancelable operating leases for land, vehicles and office space. Rental expense for all operating leases was $1,080,582, $1,203,993 and $1,101,453 in 2006, 2005 and 2004, respectively.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Year Ending December 31,
2007	$945,664
2008	628,365
2009	461,919
2010	371,626
2011	229,155
Thereafter	848,242

$3,484,971

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

The Company also is the lessor of certain parcels of land and buildings. The leases expire at various times through 2012. Rental income was $133,156, $62,860 and $65,704 in 2006, 2005 and 2004, respectively. Future minimum rentals to be received under non-cancelable leases are as follows:

Year Ending December 31
2007	$71,359
2008	67,255
2009	69,591
2010	24,782
2011	24,983
Thereafter	14,616

$272,586

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Purchase Commitment

In connection with the sale of the Lawson manufacturing plant in Barre, Vermont ("Lawson") in 2001, the Company entered into a Supply Agreement with Adams Granite Co. ("Adams"). The Company agreed to purchase a minimum of $3,000,000 of monuments from Adams each year for a term of seven years with various stipulations as to variations from the "minimum order" and pricing agreements. If orders over a two-year period were less than the "minimum order," then the Company would at its sole option, either place orders for monuments in the amount of the deficiency or pay Adams the gross margin that Adams would have realized had such orders been placed and filled. The gross margin used in this calculation would be Adams' average gross margin on sales of monuments to the Company over the prior two-year period.

The Supply Agreement with Adams was amended on January 1, 2004 reducing the minimum order obligation to $2,250,000 per year, plus or minus 10%. The minimum order for each year will be measured separately and any variance in one year will not be added to or subtracted from the minimum order obligation in any subsequent year. The remedy for placing less than the minimum order remains the same.

The Supply Agreement with Adams was further amended on January 16, 2007 waiving the Company's failure to meet the minimum order required for 2006 and adding the $225,000 shortfall from 2006 to the minimum order obligation for 2007. The minimum order obligation for 2008 remains the same as under the first amendment.

In July 2005, a purchase agreement was entered into with Memory Medallion Inc. ("MMI"). The agreement with MMI was initially an exclusive distribution agreement in which the Company had agreed to buy $1,100,000 of memory medallions over two years with quarterly payments of $137,500 which began on August 1, 2005. In May 2006, the agreement was amended to grant the Company non-exclusive rights to market the medallions and to discontinue the purchase obligation. All amounts paid in connection with this agreement were written off as part of the 2006 retail restructuring (see note 17).

Litigation

The Company is party to legal proceedings that arise from time to time in the ordinary course of its business. While the outcome of these proceedings cannot be predicted with certainty, management based on its discussions with legal counsel, does not expect these matters to have a material adverse effect on the Company's financial condition, results of operations and cash flows.

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

On June 10, 2004, the three-member ICC arbitral tribunal awarded Granite Stone Business International approximately $5.4 million in damages, plus interest on the award of $1.1 million. The award was made on the claim we had wrongfully terminated the Salisbury Pink distribution agreement. The tribunal ruled in our favor on the other four claims brought against us in the arbitration. We paid $6.5 million for the adverse judgment in 2004.

Other commitments

The Company has employment agreements with most of its executive officers that include change in control provisions. These generally provide for the lump-sum payment of an amount equal to one to three years' salary and certain other benefits in the event of a change in control of the Company.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(6)	CREDIT FACILITY

We have a credit facility with the CIT Group/Business Credit and Chittenden Trust Company ("Lenders") that is scheduled to expire in October 2007 and is secured by substantially all assets of the Company located in the United States. The facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable, inventory and certain fixed assets. Pursuant to the Further Amendment (defined below), the Lenders have placed a reserve of $2 million against availability under the revolving credit facility with the Lenders retaining the right to over advance at their discretion. Amounts outstanding were $13,217,612 and $20,715,905 as of December 31, 2006 and $10,499,379 and $21,815,193 as of December 31, 2005, on the revolving credit facility and the term loan line of credit, respectively. Availability under the revolving credit facility was $6,838,045 (including the $2 million reserve) as of December 31, 2006. The weighted average interest rate was 7.46%, 5.12% and 3.46% on the revolving credit facility in 2006, 2005 and 2004, respectively. The credit facility loan agreement places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, make capital expenditures, repurchase stock and make investments or guarantees, without pre-approval by the Lenders. The credit facility agreement also contains certain covenants for a minimum Operating Cash Flow to Debt Service Ratio (the "Ratio") and a limit on the Total Liabilities to Net Worth Ratio of the Company.

Minimum Operating Cash Flow to Debt Service Ratio. The facility requires the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA) less taxes paid and capital expenditures, to the sum of interest and scheduled debt repayments be at least 1.25 for any trailing twelve-month period at the end of a quarter. Primarily as a result of significant Eurimex arbitration expenses in 2004 and operating losses in 2004, 2005 and 2006, we have been in violation of this covenant and have received waivers and amendments of this covenant from the Lenders, which adjust the required covenant levels through the remaining term of the facility. In October 2006, the Lenders amended (the "Amendment") our credit facility and changed the method of calculating the Ratio for the trailing four quarters by allowing the Company to exclude the $1,685,000 retail restructuring charge taken in the second quarter of 2006. The Company was in compliance with the Ratio covenant, as calculated according to the Amendment, at December 31, 2006.

Due to adverse weather conditions in its various markets during the first quarter of 2007, the Company expects to be in violation of the Ratio covenant in the first quarter of 2007. In anticipation of missing the Ratio covenant and in advance of the end of the first quarter, the Company has obtained a waiver of the violation in the Ratio covenant for the first quarter from the Lenders. After the first quarter of 2007, the Company expects to be in compliance with all existing covenants through the remaining term of the credit facility.

Total Liabilities to Net Worth Ratio. Our credit facility also requires that the ratio of our total liabilities to net worth (the "Leverage Ratio") not exceed 2.0. Pursuant to the Amendment described above, the calculation of the Leverage Ratio was changed by excluding from that calculation any change in tangible net worth (up to a maximum of $6,000,000) directly resulting from the Company's compliance with SFAS No. 158. In relevant part, SFAS No. 158 requires us to place on our books certain unrecognized and unfunded retirement liabilities as of December 31, 2006. As of December 31, 2006, we were in compliance with the Leverage Ratio covenant as amended, and we expect to be in compliance with this covenant throughout the remaining term of the credit facility.

Interest Rates. We have a multi-tiered interest rate structure on our outstanding debt with the Lenders. We can elect the interest rate structure under the credit facility based on the prime rate or LIBOR for both the revolving credit facility and the term loan. The incremental rate above or below prime and above LIBOR is based on our Funded Debt to Net Worth Ratio. Based on this ratio, our current rates are 25 basis points higher than the lowest incremental rates currently available to us. In addition, the incremental interest rates under our credit facility were increased by a total of 50 basis points during 2005 in connection with the amendments noted above. Because the Company was in compliance with the terms of the amendments noted above, effective July 2, 2006 our rates were reduced by 25 basis points. However, in conjunction with the Amendment the rates were increased by 25 basis points effective October 1, 2006.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

The rates in effect as of December 31, 2006 were as follows:

	Amount Outstanding	Formula	Effective Rate

Revolving Credit Facility	$2.2 million	Prime + 0. 25 pts.	8.50%
Revolving Credit Facility	11.0 million	LIBOR + 2.25 pts.	7.60%
Term Loan A	14.6 million	LIBOR + 2.50 pts.	7.85%
Term Loan B	5.9 million	LIBOR + 2.50 pts.	7.86%
Term Loan at Prime	.2 million	Prime + 0.50 pts.	8.75%

(7)	LONG-TERM DEBT

Long-term debt at December 31, 2006 and 2005 consists of the following:

	2006	2005

Term loan — CIT Group, interest at 7.85% and 6.94% at December 31, 2006 and 2005, respectively (see note 6), due October 2007, secured by substantially all assets of the Company	$14,648,956	$12,500,000
Term loan — CIT Group, interest at 7.86% and 6.94% at December 31, 2006 and 2005, respectively (see note 6), due October 2007, secured by substantially all assets of the Company	5,907,127	9,055,371
Term loan —CIT Group, interest at 8.75% and 7.75% at December 31, 2006 and 2005, respectively (see note 6), due October 2007, secured by substantially all assets of the Company	159,822	259,822

Due to CIT Group	20,715,905	21,815,193

Note payable - Plante, interest at 8%, payable in monthly payments of $2,593, unsecured, due January 2021	261,568	271,330
Note payable - GMAC, interest at 1.9%, payable in monthly payments of $1,052	—	19,617

	20,977,473	22,106,140
Less current maturities	20,726,477	661,400

Long-term debt, excluding current maturities	$250,996	$21,444,740

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Scheduled maturities of long-term debt as of December 31, 2006 are as follows:

Year Ending December 31

2007	$20,726,477
2008	11,450
2009	12,400
2010	13,429
Thereafter	213,717

$20,977,473

(8)	INCOME TAXES

Income (loss) from continuing operations before income taxes, classified by source, for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004

U.S.	$(6,905,395)	$(10,035,390)	$(5,837,175)
Foreign	1,396,652	1,570,711	1,729,924

Loss from continuing operations before income taxes	$(5,508,743)	$(8,464,679)	$(4,107,251)

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

A summary of the significant components of the provision (benefit) for income taxes for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004

Current:
Federal	$(17,134)	$(353,364)	$26,040
State	5,882	1,575	1,325
Foreign	498,761	474,683	550,007

	487,509	122,894	577,372

Deferred:
Federal	—	4,937,126	(1,350,695)
State	—	2,510,606	(26,926)
Foreign	(14,660)	39,954	(76,720)

	(14,660)	7,487,686	(1,454,341)

Total provision (benefit) for income taxes from continuing operations	$472,849	$7,610,580	$(876,969)

Income taxes included in discontinued operations:
Current			$(138,211)
Deferred			145,335

			$7,124

Income taxes included in other comprehensive loss			$(258,087)

 A reconciliation of differences between the statutory U.S. federal income tax rate on the loss from continuing operations before income taxes, discontinued operations and the Company's effective tax rate follows:

	2006		2005		2004

U.S. statutory rate	(34.0%	)	(34.0%	)	(34.0%	)
State taxes, net of federal benefit	0.1%		(19.6%	)	(0.4%	)
Change in valuation allowance	37.4%		130.9%		9.5%
Canadian repatriation	—		5.0%		—
Other, primarily tax depletion	5.1%		7.6%		3.5%

Effective tax rate	8.6%		89.9%		(21.4%	)

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below:
	2006	2005

Deferred tax assets:
Accrued pension, accrued postretirement benefit cost and deferred compensation	$4,175,000	$3,117,000
Allowance for doubtful accounts	206,000	283,000
Accrued expenses	—	55,000
Inventories	301,000	416,000
Deferred revenue	13,000	24,000
Names and reputations	2,432,000	2,851,000
Alternative minimum tax credits	3,279,000	3,279,000
Foreign tax credits	936,000	912,000
Charitable contribution limitation	78,000	66,000
State net operating loss carryforward	2,133,000	1,609,000
Federal net operating loss carryforward	4,362,000	3,268,000
Fixed assets	61,000	65,000

Total gross deferred tax assets	17,976,000	15,945,000
Less valuation allowance	(17,668,000)	(15,605,000)

Total net deferred tax asset	308,000	340,000

Deferred tax liabilities:
Quarry development	(294,000)	(310,000)
Other liabilities	(14,000)	(30,000)
Property and equipment	(55,774)	(70,434)

Total gross deferred tax liabilities	(363,774)	(410,434)

Net deferred tax liability	$(55,774)	$(70,434)

Deferred tax assets include significant alternative minimum tax credit carryforwards, which have been fully reserved and may be carried forward indefinitely. Utilization of these alternative minimum tax credits is limited to future federal income tax in excess of the alternative minimum tax. Deferred tax assets also include state net operating loss carryforwards, which have been fully reserved due to uncertainties regarding sufficient future state taxable income to utilize carryovers.

At December 31, 2004, management believed it was more likely than not that the results of future operations would generate sufficient taxable income to realize the net deferred tax assets including a federal net operating loss carryover of $3,268,000. At the end of the second quarter of 2005, based on taxable income and projections for future taxable income, the Company believed it was not more likely than not that it would generate the required taxable income to fully realize the benefit of the net U.S. deferred tax assets.  As such, we adjusted our valuation allowance against the deferred tax assets to fully reserve for the entire net U.S. deferred tax asset which resulted in a charge to tax expense of $9,194,000 in the second quarter of 2005. At the end of 2005 and 2006, we have continued to fully reserve for the entire net U.S. deferred tax asset. We will continue to assess the valuation allowance on a regular basis and may reduce the valuation allowance if and/or when the Company has taxable income from its U.S. operations. Net U.S. deferred tax assets increased $2,063,000 during 2006. The valuation allowance also increased $2,063,000 in order to maintain our fully reserved position. The net deferred tax liability of $55,774 is related to temporary differences on the depreciation of property and equipment utilized by Rock of Ages Canada.

As of December 31, 2006, the Company has U.S. federal net operating loss carryforwards of approximately $21,809,000, which will be available to offset future taxable income. If not used, these carryforwards will expire in 2024, 2025 and 2026. The use of our federal net operating loss carryforwards may be restricted if there is a change in control of the Company as defined by IRS Code Section 382.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Deferred taxes have, historically, not been provided on certain undistributed earnings of the Company's wholly owned Canadian subsidiary since the Company can control the distribution of such earnings and has determined such earnings will be reinvested indefinitely. Additional taxes could be due if these earnings were distributed. During 2005, the Company received a $2,128,623 cash distribution from the Canadian subsidiary. No incremental U.S. taxes were due on this distribution. The Company elected, on its 2005 U.S. Corporation Income Tax Return, to take advantage of section 965 of the Internal Revenue Code, enacted as part of the American Jobs Creation Act o" 2004 (the "Jobs Act"). In general, section 965(a) provides, for one taxable year, an 85% dividends-received deduction with respect to certain cash dividends a company receives from its controlled foreign corporations. The Company elected the 85% dividends-received deduction and, due to the loss position of the Company, the portion of the dividend not eligible for the deduction had no impact on the consolidated financial statements.

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

(9)	PENSION AND OTHER BENEFITS

The Company has a qualified defined benefit pension plan for eligible non-union employees. The plan is noncontributory and provides benefits based upon a formula calculated by reference to length of service and final average earnings.

The Company has entered into nonqualified salary continuation agreements with certain officers and former executives. These agreements provide for supplemental pension benefits to be paid beginning at age 65 and continuing through the life of the retired employee and his surviving spouse.

The Company provides other post-employment benefits. Post-employment health care is provided to executive officers who retire at age 55 or older and their spouses, and to a closed group of retirees selected by the Company. The form and type of benefit is the same coverage that is in effect for active employees, and the retiree pays his portion of the premium for such coverage. Generally benefits cease at age 65. The Company provides post-employment life insurance for all Vermont-based employees; non-union employee coverage is 50% of the group insurance coverage the employee had prior to retirement (but not more than $60,000) and union employee coverage is $6,000.

The Company adopted SFAS No. 158 effective December 31, 2006. SFAS No.158 requires an employer to recognize the funded status of each of its defined pension and post-employment benefit plans as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income. Following the adoption of SFAS No. 158, additional minimum pension liabilities ("AML") and related intangible assets are no longer recognized. The provisions of SFAS No. 158 are to be applied on a prospective basis; therefore, prior periods presented are not restated. The adoption of SFAS No. 158 resulted in a reduction of $409,400 in existing prepaid pension costs and intangible assets, the recognition of $3,852,362 in accrued pension and post-employment liabilities, and a charge of $4,261,762 to accumulated other comprehensive loss.

The following tables set forth actuarial information, plan asset data, funded status and amounts recognized in the balance sheet for the Company's defined benefit pension plan, salary continuation plan and other post-employment benefits. The Company uses a measurement date of December 31 for these plans.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

	NON-UNION PENSION BENEFITS		SALARY CONTINUATION BENEFITS		OTHER POST-EMPLOYMENT BENEFITS

	2006	2005	2006	2005	2006	2005

CHANGE IN PROJECTED BENEFIT OBLIGATION:
Projected benefit obligation at beginning of year	$25,689,191	$23,085,786	$6,043,535	$5,183,667	$2,258,521	$1,963,432
Transfer of obligation	—	—	—	357,672	—	—
Service cost	516,335	491,475	—	13,962	23,478	16,778
Interest cost	1,369,346	1,349,241	311,148	302,114	115,722	121,706
Actuarial (gain)/ loss	(523,870)	1,850,098	(117,844)	567,672	(45,261)	308,911
Benefits paid	(1,263,439)	(1,087,409)	(435,081)	(381,552)	(172,505)	(152,306)

Projected benefit obligation at end of year	$25,787,563	$25,689,191	$5,801,758	$6,043,535	$2,179,955	$2,258,521

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$19,125,391	$18,356,487	$—	$—	$—	$—
Actual return on plan assets	1,610,892	964,802	—	—	—	—
Employer contribution	826,875	945,000	435,081	381,552	172,505	152,306
Expenses	(57,764)	(53,489)	—	—	—	—
Benefits paid	(1,263,439)	(1,087,409)	(435,081)	(381,552)	(172,505)	(152,306)

Fair value of plan assets at end of year	$20,241,955	$19,125,391	$—	$—	$—	$—

Funded status	$(5,545,608)	$(6,563,801)	$(5,801,758)	$(6,043,535)	$(2,179,955)	$(2,258,521)
Unrecognized net actuarial loss	5,794,737	6,634,473	1,659,021	1,864,729	560,636	699,130
Unrecognized prior service cost	407,894	548,417	1,506	25,769	146,730	87,354
Unrecognized transition obligation	—	—	—	—	441,950	505,086

Net amount recognized	$657,023	$619,089	$(4,141,231)	$(4,153,037)	$(1,030,639)	$(966,951)

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET CONSIST OF:
Before the adoption of SFAS 158
Accrued benefit liability	$(2,841,056)	$(3,549,492)	$(5,801,758)	$(6,042,187)	$(1,030,639)	$(966,951)
Intangible asset	407,894	548,417	1,506	25,769	—	—
Accumulated other comprehensive loss	3,090,185	3,620,164	1,659,021	1,863,381	—	—

Net amount recognized	$657,023	$619,089	$(4,141,231)	$(4,153,037)	$(1,030,639)	$(966,951)

After the adoption of SFAS 158
Accrued benefit liability	$(5,545,608)		$(5,800,252)		$(2,179,955)

Net amount recognized	$(5,545,608)		$(5,800,252)		$(2,179,955)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$5,794,737		$1,659,021		$560,636
Prior service cost	407,894		—		146,730
Unrecognized transition obligation	—		—		441,950

Net amount recognized	$6,202,631		$1,659,021		$1,149,316

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
Discount rate	5.60%	5.47%	5.60%	5.47%	5.60%	5.47%
Expected return on plan assets	8.00%	8.00%	N/A	N/A	N/A	N/A
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Change due to the Additional Minimum Liability and adoption of SFAS No.158 at December 31, 2006	Balance prior to AML & SFAS No.158	AML Adjustments	SFAS No.158 Adjustments	Balance After AML & SFAS No.158 Adjustments
Non-Union Pension Benefits
Intangible assets	$548,413	$(140,519)	$(407,894)	$—
Accrued benefit liability	(3,549,492)	(708,436)	(2,704,552)	(5,545,608)
Accumulated other comprehensive loss	3,620,164	(529,979)	3,112,446	6,202,631

Salary Continuation Benefits
Intangible assets	$25,769	$(24,263)	$(1,506)	$—
Accrued benefit liability	(6,030,120)	228,362	1,506	(5,800,252)
Accumulated other comprehensive loss	(1,863,381)	(204,360)	—	1,659,021

Other Post-Employment Benefits
Accrued benefit liability	$(1,045,524)	$14,885	$(1,149,316)	$(2,179,955)
Accumulated other comprehensive loss	—	—	1,149,316	1,149,316

In 2006 we increased the discount rate used to determine our liability in the pension plans from 5.47% to 5.60% based on a bond matching model which uses data on individual high-quality corporate bonds and the timing and amount of the future benefit payments in our plan to develop a weighted discount rate specific to our plan.

For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits was assumed to be 12% for 2006, 10% for 2007, 8% for 2008, 6% for 2009 and 5% for 2010 and thereafter. Assumed health care trends do not have a significant effect on the amounts reported for the health care plan.

The following table sets forth the components of the net periodic benefit cost recognized in the statement of operations for the Company's defined benefit pension plan, salary continuation plan and other post-employment benefits for 2006, 2005 and 2004.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

	NON-UNION PENSION BENEFITS			SALARY CONTINUATION BENEFITS			OTHER POST-EMPLOYMENT BENEFITS

	2006	2005	2004	2006	2005	2004	2006	2005	2004

COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$516,334	$491,475	$626,009	$—	$13,962	$28,897	$23,478	$16,778	$22,237
Interest cost	1,369,346	1,349,241	1,278,827	311,148	302,114	302,555	115,722	121,706	112,139
Expected return on plan assets	(1,522,195)	(1,454,628)	(1,360,607)	—	—	—	—	—	—
Amortization of prior service cost	140,523	140,523	140,523	24,263	24,263	24,263	10,046	7,218	—
Amortization of transition obligation	—	—	—	—	—	—	63,136	63,136	63,136
Recognized net actuarial loss	284,933	220,321	114,471	87,864	49,759	45,320	23,811	31,809	15,874

Net periodic benefit cost	$788,941	$746,932	$799,223	$423,275	$390,098	$401,035	$236,193	$240,647	$213,386

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC BENEFIT COST FOR YEARS ENDED DECEMBER 31:

Discount rate	5.47%	5.79%	6.25%	5.47%	5.79%	6.25%	5.47%	5.79%	6.25%
Expected return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%	3.00%	4.00%	3.00%	3.00%	4.00%

Amounts expected to be recognized in net periodic benefit costs in 2007	Non-Union Pension	Salary Continuation	Other Post-Employment

Service cost	$545,212	$—	$25,894
Interest cost	1,408,729	314,223	118,991
Expected return on plan assets	(1,601,895)	—	—
Net amortization	387,909	81,103	104,167

Total pension expense	$739,955	$395,326	$249,052

The accumulated benefit obligation for the defined benefit pension plans (both the defined benefit pension plan and the defined post-employment benefit health and life plans) was $24.9 million at December 31, 2005.

Plan Assets

The fair value of plan assets for the defined benefit pension plan as of December 31, 2006 and 2005 was $20.2 and $19.1 million, respectively. The following table sets forth the actual asset allocation for the plan assets:

	2006	2005	Target Range

Equities	52%	52%	50% - 70%
Fixed income	46%	47%	25% - 35%
Cash equivalent	2%	1%	0 - 5%

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

The Company invests equity holdings primarily in mutual funds which are diversified among the spectrum of value and growth, large, medium and small cap, domestic and foreign securities, as appropriate, to achieve the objective of a balanced portfolio, which optimizes the expected returns and volatility in the various asset classes. In general, the majority of the equity investments are large cap domestic funds.

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

The Company determines its investment strategies based on the composition of the beneficiaries in its defined benefit plan and the relative time horizons that those beneficiaries receive payouts from the plan. In addition, the Company receives advice from our actuaries and plan administrator regarding market conditions, which, taken together with the characteristics of the plan, result in the investment strategy.

To develop the Company's expected long-term rate of return assumption on plan assets, the Company uses long-term historical return information for the targeted asset mix. Adjustments are made to the expected long-term rate of return assumption when deemed necessary based upon revised expectations of future investment performance of the overall capital markets.

Contributions

The Company was not required to make a contribution to the defined benefit pension plan in 2006. However, we contributed $827,000 to this plan during 2006. The Company expects to contribute $740,000 to this plan in 2007, but is not obligated to do so.

Future Benefit Payments

Estimated future benefit payments are as follows:

Year Ending December 31,	NON-UNION PENSION BENEFITS	SALARY CONTINUATION BENEFITS	OTHER POST-EMPLOYMENT BENEFITS
2007	$1,231,601	$570,042	$110,237
2008	1,266,851	569,529	109,754
2009	1,263,425	527,706	111,373
2010	1,367,402	526,951	118,410
2011	1,394,644	516,642	116,487
2012-2016	7,736,259	2,394,464	573,596

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

UNION PENSION BENEFITS

In July 1999, Vermont based union employees became participants in the Steelworkers Pension Trust. The Company contributes amounts as required by the union contract. The amounts recognized in the accompanying consolidated statements of operations were $503,728, $495,231 and $470,082 in 2006, 2005 and 2004, respectively.

OTHER SALARY CONTINUATION BENEFITS

In addition to the benefits available under its salary continuation plan disclosed above, the Company has agreements with certain employees including former stockholders of acquired companies. The present value of the future payments under these agreements was $355,869, $358,999 and $713,542 as of December 31, 2006, 2005 and 2004, respectively. Total annual payments of $84,000 begin and end at various dates through 2012.

The Company's Canadian subsidiary has deferred compensation agreements with former employees. The present value of the future payments under these agreements was $130,755 and $138,373 as of December 31, 2006 and 2005. Total annual payments of $30,040 begin and end at various dates through 2022.

401(k) BENEFITS

The Company maintains a 401(k) plan for all full-time, permanent, U.S. employees. Employees are eligible to join on the first day of the quarter following their first full year of service. The Company makes matching contributions equal to a percentage of the employee's deferrals. The Company's contributions to the 401(k) plan were $288,226, $319,690 and $185,257 in 2006, 2005 and 2004, respectively.

The Company's Canadian subsidiary sponsors a retirement plan for all of its salaried, non-union employees and contributes 8% of each participant's compensation to this plan. The investments in the account are self-directed by each participant with a range of investment options. Rock of Ages Canada may, at its discretion, make an additional annual contribution to a participant's account, up to a maximum aggregate amount of $19,000 CDN per year (including amounts previously contributed during the year). The Company's contributions to this plan were $159,214, $173,319 and $166,745 in 2006, 2005 and 2004, respectively.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(10)	STOCK-BASED EMPLOYEE COMPENSATION

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

Under the terms of the 2005 Plan, 1,500,000 options were reserved for issuance to key employees and directors to purchase equivalent shares of common stock. The options granted in 2002 have a 10 year term and vest at 20% per year after the first year and options granted in 2004 and 2005 have terms from one to five years and vest at various rates from 20% to 100% per year.

In the fourth quarter of 2005, the Company accelerated the vesting of all unvested stock options previously awarded to officers, directors and employees. The primary purpose of accelerating the vesting of these options was to reduce the Company's future reported compensation expense upon the adoption of SFAS No. 123R in 2006. As a result, options to purchase approximately 333,600 shares of Class A common stock which would have been vested over the next 48 months became immediately exercisable. Restrictions were imposed on any shares received through the exercise of accelerated options that prevented the sale of any of these shares prior to the original vesting date of the option.

The following tables set forth stock option activity for the years ended December 31, 2006, 2005 and 2004 and information on outstanding and exercisable options at December 31, 2006:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE

Outstanding, December 31, 2003	510,333	$5.86

Granted	215,000	7.33
Exercised	(196,333)	(4.97)
Surrendered	(31,000)	(11.14)

Outstanding, December 31, 2004	498,000	$6.56

Granted	65,000	6.02
Exercised	(4,000)	(5.98)
Surrendered	(31,000)	(6.42)

Outstanding, December 31, 2005	528,000	$6.51

Granted	—	—
Exercised	—	—
Surrendered	(257,000)	6.96

Outstanding, December 31, 2006	271,000	$6.08

Exercisable, December 31, 2006	271,000	$6.08

Weighted average remaining contractual life	5.3 years

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

EXERCISE PRICE	NUMBER OF OPTIONS OUTSTANDING AND EXERCISABLE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE

$5.98	234,000	5.2 Years
$8.21	12,000	1.6 Years
$6.02	25,000	8.5 Years

	271,000	5.3 Years

(11)	RELATED PARTY TRANSACTIONS

The Company is related through common ownership with several companies. Kurt M. Swenson, the Company's Chairman, President and Chief Executive Officer, and his brother Kevin C. Swenson, each own approximately 31% of Swenson Granite LLC ("Swenson LLC"). Certain other officers and directors of the Company collectively own approximately 9% of Swenson LLC. Kurt M. Swenson serves as a non-officer Chairman of the Board of Swenson LLC, but has no involvement with its day-to-day operations. Robert Pope, a holder of more than 5% of the Class B Common Stock of the Company, is the President and Chief Executive Officer of Swenson LLC, and including shares owned by his wife and children, owns 12% of Swenson LLC. Neither Kurt M. Swenson nor any other officer or director of the Company, receives salary, bonus, expenses or other compensation from Swenson LLC, except for any pro rata share of earnings attributable to their ownership interest in Swenson LLC. Swenson LLC owns two granite quarries, one in Concord, New Hampshire and another in Woodbury, Vermont. Both have been owned by Swenson LLC (or its predecessor Swenson Granite) for more than 40 years. Because of the proximity of the Woodbury quarry to Barre, Vermont, the Company provides certain maintenance services and parts to the Woodbury quarry and is reimbursed for the cost of such services. The Company also purchases Concord blocks and other products from Swenson LLC at market prices. Swenson LLC also purchases granite blocks and slabs from the Company.

In 2002 the Company acquired a 1/3 equity interest in VIKA, Ltd., a Ukrainian closed joint stock company that owns the right to quarry certain stone known as "Galactic Blue" on certain property located in Zhytomir, Ukraine. We also acquired the exclusive right to purchase and re-sell the output of the Galactic Blue quarry.

The transactions with related parties, included in the consolidated statements of operations, are as follows for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Sales to Swenson LLC	$7,852	$10,051	$16,536

Purchases from Swenson LLC	$4,505	$18,074	$30,939
Purchases from VIKA, Ltd.	238,749	282,332	317,202

Total purchases from related parties	$243,254	$300,406	$348,141

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

 Amounts due from/(to) related parties as of December 31, 2006 and 2005 are as follows:

	2006	2005

Due from Swenson LLC	$2,455	$3,730
Due from Rock of Ages Asia	21,223	32,048
Due from VIKA, Ltd.	829,651	781,773

	$853,329	$817,551

In July 2004, the Company invested $3,500,000 in FFS Holdings, Inc. ("FFS"), which was affiliated with a former director of the Company who held approximately 12.5% of the Class A common stock of the Company.  All of our shares in FFS were sold in September 2005 for $3,850,005.

Richard C. Kimball has been a director of the Company since 1986, and Vice Chairman since 1993. From 1993 to January 2001, he was Vice Chairman and Chief Operating Officer/Memorials Division and from January 2001 to December 2004, he was Chief Strategic and Marketing Officer of the Company. Mr. Kimball retired as an employee of the Company on December 31, 2004 and served as a consultant to the Company in 2005 and 2006. He was paid $60,000 in each of those years for his consulting services.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(12)	UNAUDITED QUARTERLY SUMMARY INFORMATION

The following is a summary of unaudited quarterly summary information for the years ended December 31, 2006 and 2005 (in thousands, except per share data):

	NET REVENUES	GROSS PROFIT	NET INCOME (LOSS)	NET INCOME (LOSS) PER SHARE — BASIC AND DILUTED

2006 Quarters:
First	$11,612	$1,564	$(7,048)	$(0.95)
Second(1)	25,149	9,684	(307)	(0.04)
Third (1)	20,826	7,675	(111)	(0.01)
Fourth (2)	23,377	9,098	2,101	0.27

Total	$80,964	$28,021	$(5,365)	$(0.73)

2005 Quarters:
First	$11,137	$1,175	$(6,954)	$(0.94)
Second	28,561	12,130	(8,144)	(1.10)
Third	23,796	9,122	(1,718)	(0.23)
Fourth (3)	25,549	9,504	673	0.09

Total	$89,043	$31,931	$(16,143)	$(2.18)

NOTES:

The Company has historically experienced certain seasonal patterns, primarily due to weather conditions affecting operations in Vermont and Canada and the setting of memorials in cemeteries located in northern regions.

(1)

Net revenues in the second and third quarters of 2006 are $389,000 and $259,000, respectively, higher than previously disclosed amounts included in the Form Q for these periods due to a clerical error in the earlier published numbers.

(2)

In December 2006 the Company completed the sale of the Kershaw quarries. A gain of $614,000 was recognized on the transaction. The Kershaw quarries have been classified as a discontinued operation and, accordingly, the revenue and gross profits reported in the tables above for both 2005 and 2006 have been adjusted to reflect such classification. (See note 16 for the impact on full year results.) The impact on net revenue and gross profit in each quarter in the tables above is insignificant.

(3)

Net income for the fourth quarter of 2005 includes several infrequently occurring items which increased net income by $1,131,000. These included the reversal of $369,000 of accrued expenses associated with key employee deferred salary agreements as discussed in note 9, the gain on the sale of the FFS investment of $350,000, reversal of tax reserves of $212,000 no longer required due to the completion of an IRS audit of the 2003 tax year and the gain on the sale of four retail locations in New Jersey of $200,000.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(13)	COMMON STOCK

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

(14)	SEGMENT INFORMATION (in thousands)

The Company is organized based on the products and services it offers. Under this organizational structure, the Company operates in three segments: quarry, manufacturing and retail.

The quarry segment extracts granite from the ground and sells it to the manufacturing segment and to outside manufacturers, as well as to distributors in Europe and China. There was one quarry customer that represented approximately 11% of accounts receivable at December 31, 2006 and 2005.

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

The following tables present segment data as of or for the years ended December 31, 2006, 2005 and 2004:

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

	QUARRY	MANUFACTURING	RETAIL	OTHER	TOTAL

2006
Total net revenues	$29,257	$32,123	$30,807	$—	$92,187
Inter-segment net revenues	3,169	8,054	—	—	11,223

Net revenues	26,088	24,069	30,807	—	80,964

Total gross profit	6,031	5,954	16,036	—	28,021
Inter-segment gross profit	705	(545)	(160)	—	—

Gross profit	5,326	6,499	16,196	—	28,021

Selling, general and administrative expenses	2,968	4,074	17,066	5,007	29,115
Retail restructuring costs	—	—	1,685	—	1,685
Impairment of note receivable	—	—	—	100	100
Foreign exchange loss	—	—	—	28	28

Income (loss) from operations	$2,358	$2,425	$(2,555)	$(5,135)	$(2,907)

2005
Total net revenues	$31,923	$33,721	$36,639	$—	$102,283
Inter-segment net revenues	3,053	10,188	—	—	13,241

Net revenues	28,870	23,533	36,639	—	89,042

Total gross profit	6,700	6,813	18,418	—	31,931
Inter-segment gross profit	638	43	(681)	—	—

Gross profit	6,062	6,770	19,099	—	31,931

Selling, general and administrative expenses	3,505	5,191	24,986	5,090	38,772
Foreign exchange loss	—	—	—	50	50

Income (loss) from operations	$2,557	$1,579	$(5,887)	$(5,140)	$(6,891)

2004
Total net revenues	$38,306	$29,852	$35,802	$—	$103,960
Inter-segment net revenues	2,916	8,905	—	—	11,821

Net revenues	35,390	20,947	35,802	—	92,139

Total gross profit	13,093	5,390	19,673	—	38,156
Inter-segment gross profit	863	(182)	(681)	—	—

Gross profit	12,230	5,572	20,354	—	38,156

Selling, general and administrative expenses	3,556	4,002	21,828	5,087	34,473
Adverse judgment and legal expenses	—	—	—	6,500	6,500
Impairment of note receivable	—	—	—	400	400
Foreign exchange loss	—	—	—	69	69

Income (loss) from operations	$8,674	$1,570	$(1,474)	$(12,056)	$(3,286)

xxxviii

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Total Assets by Segment	QUARRY	MANUFACTURING	RETAIL	OTHER	TOTAL

2006	$43,497	$17,762	$24,844	$8,285	$94,388

2005	43,287	15,992	27,752	11,581	98,612

Capital Expenditures, Amortization, Depletion and Depreciation by Segment
	QUARRY	MANUFACTURING	RETAIL	OTHER	TOTAL
2006
Capital expenditures	$459	$602	$(104)	$90	$1,047
Depreciation, depletion and amortization	1,577	1,048	1,101	334	4,060

2005
Capital expenditures	$1,282	$310	$1,730	$1,516	$4,838
Depreciation, depletion and amortization	1,509	1,134	1,479	417	4,539

2004
Capital expenditures	$1,433	$1,686	$2,947	$641	$6,707
Depreciation, depletion and amortization	1,445	1,001	871	303	3,620

Net revenues by geographic area, attributed to countries based on where product is produced, for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Net revenues:
United States	$72,113	$80,082	$82,941
Canada	8,287	8,272	8,400
Ukraine	564	688	798

Total net revenues	$80,964	$89,042	$92,139

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Net revenues by geographic area, attributed to countries based on where the product is shipped, for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Net revenues:
China	$8,831	$8,622	$14,866
Italy	1,017	2,022	857
Other foreign countries (excluding Canada)	114	467	439

	9,962	11,111	16,162
United States and Canada	71,002	77,931	75,977

Total net revenues	$80,964	$89,042	$92,139

There was one quarry customer that represented approximately 11% of accounts receivable at December 31, 2006 and 2005.These receivables were backed by irrevocable letters of credit.

Property, plant and equipment by geographic area as of December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Property, plant and equipment:
United States	$43,135	$45,873	$42,495
Canada	3,128	3,761	3,635

Total property, plant and equipment	$46,263	$49,634	$46,130

(15)	ACQUISITIONS

On February 15, 2005, the Company acquired substantially all of the assets of the Rockwell White granite quarry in Rowan County, North Carolina for $3.5 million, which was financed using the term loan. In connection with the purchase we assumed an operating lease for 14.129 acres for $70,000 per year through December 1, 2005 with a ten-year renewal option, which was exercised on March 18, 2005 extending the lease to December 1, 2015 and increasing the rent to $100,000 with an automatic 3% per year increase. The lease also requires a payment to the lessor of $1.40 per cubic foot for all granite exceeding 40,000 cubic feet per year that is extracted by the lessee.

On February 14, 2005, the Company acquired substantially all of the assets of McColly Memorials, a memorial retailer with four locations in the Pittsburgh, Pennsylvania area for a purchase price of $625,000.

On August 4, 2004, the Company acquired substantially all of the assets of Crone Monuments, a memorial retailer with two locations in Tennessee for a purchase price of $477,000.

Supplemental pro-forma operating information for 2005 and 2004 is not presented because it is not material.

(16)	DISCONTINUED OPERATIONS

In June 2006, the Company decided to sell the Kershaw quarries in South Carolina. This decision represented a disposal of long-lived assets under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, results of this quarry have been classified as discontinued operations and prior periods have been adjusted to reflect this reclassification. In December 2006, the Company completed the sale for $900,000 in cash. A gain of $614,000 was recognized on the completion of the transaction. For business reporting purposes, the Kershaw quarries were previously classified in the Quarry segment.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

In December 2003, the Company decided to sell the Autumn Rose quarry in Mill Creek, Oklahoma, which represented a disposal of long-lived assets under SFAS No. 144. Accordingly, results of this quarry have been classified as discontinued operations and prior periods have been adjusted to reflect this reclassification. In November 2004, the Company completed the sale for $750,000, consisting of $150,000 in cash with the balance payable pursuant to the terms of a promissory note and a supply agreement, which provide for payment in industrial diamond segments and diamond wire used in the Company's operations. No material gain or loss was recognized on the completion of the transaction. For business reporting purposes, the Autumn Rose quarry was previously classified in the Quarry segment. This receivable was paid in full as of December 31, 2006.

Operating results from the Kershaw and Autumn Rose Quarries for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands):

	2006	2005	2004
Autumn Rose Quarry
Net Sales	$—	$—	$41
Gross Profit	—	—	(77)
Pretax income (loss)	—	—	(77)
Income tax (benefit) expense	—	—	(15)

Net income (loss)	$—	$—	$(62)

Kershaw Quarries
Net Sales	$459	$461	$442
Gross Profit	2	(68)	95
Pretax income (loss)	2	(68)	95
Income tax (benefit) expense	—	—	24

Net income (loss)	$2	$(68)	$71

During 2006 and 2005, the Company has sold several of its retail locations. In connection with these transactions, the Company expects to continue as the primary supplier of granite memorials to these stores and, accordingly, has not classified the operating results and gains or losses on the sales as part of discontinued operations.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(17)	RETAIL RESTRUCTURING COSTS

In May 2006, the Company restructured the senior management organization for its retail segment. The restructuring was substantially completed during the second quarter of 2006. In connection with this, and in accordance with SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities", the Company recorded a charge of $1,685,000 for the severance packages for the management team and other positions that were eliminated in the transition, as well as certain other related costs. The cost of the severance packages and other costs related to the change in management have been presented separately in the consolidated statements of operations as retail restructuring costs.

At December 31, 2006, the remaining liability related to this restructuring was as follows (in thousands):

	Employee Severance Benefits	Other	Total

Balance at December 31, 2005	$—	$—	$—
Charge incurred	1,203	482	1,685
Payments/settlements	(823)	(482)	(1,305)

Balance at December 31, 2006	$380	$—	$380

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts and Reserves

Years ended December 31, 2006, 2005 and 2004

(In Thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	DECREASE DUE TO DISPOSITIONS	CHARGED TO COSTS AND EXPENSES	DEDUCTIONS (1)	BALANCE AT END OF PERIOD
Allowances for doubtful accounts
2006	$1,177	$—	$574	$890	$861

2005	1,022	(88)	783	540	1,177

2004	740	—	412	130	1,022

(1) Deductions consist of accounts receivable written off as uncollectible.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCK OF AGES CORPORATION

By: /s/ Kurt M. Swenson Kurt M. Swenson President, Chief Executive Officer and Chairman of the Board of Directors

Date: April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of April 2, 2007.

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

10.1*	First Amendment and Restatement of Rock of Ages Corporation Key Employees Deferred Salary Plan dated April 6, 2006

10.2*	Rock of Ages 2005 Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on June 23, 2005)

10.3*

Employment Agreement of Kurt M. Swenson (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.4*

Employment Agreement of Rudolph R. Wrabel dated as of May 17, 2004 (incorporated herein by reference to Exhibit 10.1 to the' Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 and filed with the Securities and Exchange Commission on May 14, 2004)

10.5*

Employment Agreement of Caryn Crump dated October 4, 2004 (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 31, 2005)

10.6*	Employment Agreement of Richard M. Urbach dated September 15, 2004

10. 7*

Employment Agreement of Nancy Rowden Brock dated May 27, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on May 31, 2005)

10. 8*

Employment Agreement of N. Daniel Ginsberg dated May 27, 2005 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on May 31, 2005)

10.9*

Employment Agreement of Douglas S. Goldsmith dated May 25, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on June 16, 2006)

10.10*

Employment Agreement of Michael B. Tule dated May 25, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on June 16, 2006)

10.11*

Amendment No. 1 to Employment Agreement of Nancy Rowden Brock dated April 10, 2006 (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 and filed with the Securities and Exchange Commission on August 14, 2006)

10.12*

Amendment No. 1 to Employment Agreement of Kurt M. Swenson dated April 20, 2006 (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 and filed with the Securities and Exchange Commission on August 14, 2006)

10.13*

Amendment to Salary Continuation Agreement of Kurt M. Swenson dated April 20, 2006 (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 and filed with the Securities and Exchange Commission on August 14, 2006)

10.14*

Letter Agreement re: Expense Reimbursement to Rudolph R. Wrabel dated May 3, 2004 (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 and filed with the Securities and Exchange Commission on May 14, 2004)

10.15*

Consulting Agreement dated January 3, 2005 between Richard C. Kimball and the Company (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on January 4, 2005)

10.16*

Retirement Agreement - Jon M. Gregory dated August 25, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 2005 and filed with the Securities and Exchange Commission on November 15, 2005)

10.17*

Severance Agreement and General Release dated May 22, 2006 between Rudolph R. Wrabel and the Company (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on May 26, 2006)

10.18*

Severance Agreement and General Release dated May 22, 2006 between Caryn A. Crump and the Company (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on May 26, 2006)

10.19*

Amendment No. 1 to Employment Agreement of Richard M. Urbach dated May 24, 2006 (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on May 26, 2006)

10.20*

Form of Salary Continuation Agreement (incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.21

Form of Collective Bargaining Agreement dated as of April 29, 2006 by and between Rock of Ages Corporation and the Granite Cutter's Association (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 and filed with the Securities and Exchange Commission on August 14, 2006)

10.22

Form of Side Letter Agreement dated April 29, 2006 by and between the Granite Cutter's Association and Rock of Ages Corporation (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 and filed with the Securities and Exchange Commission on August 14, 2006)

10.23	Form of Collective Bargaining Agreement dated as of April 29, 2006 by and between Rock of Ages Corporation and the Granite Cutter's Association

10.24	Form of Side Letter Agreement dated April 29, 2006 by and between the Granite Cutter's Association and Rock of Ages Corporation

10.25

Credit Facility dated as of June 25, 1997 between Royal Bank of Canada and Rock of Ages Canada, Inc., Rock of Ages Quarries Inc. and Rock of Ages Canada Inc. (incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.26

Financing Agreement dated December 17, 1997 by and between The CIT Group/Business Credit, Inc., Rock of Ages Corporation, Royalty Granite Corporation, Carolina Quarries, Inc., Pennsylvania Granite Corp., Childs & Childs Granite Company, Inc., Southern Mausoleums, Inc. and Rock of Ages Memorials LLC (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and filed with the Securities and Exchange Commission on March 31, 1998)

10.27

Fifth Amendment to Financing Agreement dated as of October 25, 2002, by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarry, Inc., Pennsylvania Granite Corp., Keith Monument Company, LLC, Rock of Ages Memorials, Inc. and Sioux Falls Monument Co. (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and filed with the Securities and Exchange Commission on November 14, 2002)

10.28

Eighth Amendment to Financing Agreement dated as of July 8, 2004, by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarry, Inc., Pennsylvania Granite Corporation, Rock of Ages Memorials, Inc. and Sioux Falls Monument Company. (incorporated herein by referenced to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004 and filed with the Securities and Exchange Commission on August 14, 2004)

10.29

Ninth Amendment to Financing Agreement dated as of December 31, 2004, by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Autumn Rose Quarry, Inc., Pennsylvania Granite Corporation, Rock of Ages Memorials, Inc. and Sioux Falls Monument Company (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 1 and filed with the Securities and Exchange Commission on January 4, 2005)

10.30

Tenth Amendment and Waiver Letter to Financing Agreement dated as of August 9, 2005, by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Pennsylvania Granite Corporation, Rock of Ages Memorials, Inc., and Sioux Falls Monument Company (incorporate herein by reference to Exhibit 10.1 to  the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on August 10, 2005)

10.31

Eleventh Amendment to Financing Agreement dated as of November 15, 2005, by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Pennsylvania Granite Corporation, Rock of Ages Memorials, Inc.,  and Sioux Falls Monument Company (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on November 15, 2005)

10.32

Twelfth Amendment and Consent to Financing Agreement dated as of October 30, 2006, by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Pennsylvania Granite Corporation, Rock of Ages Memorials, Inc. and Sioux Falls Monument Company (incorporated herein by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on November 1, 2006)

10.33	Thirteenth Amendment and Consent to Financing Agreement dated as of March 29, 2007, by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Pennsylvania Granite Corporation, Rock of Ages Memorials, Inc. and Sioux Falls Monument Company

10.34

Supply Agreement dated as of January 11, 2002 by and between Rock of Ages Corporation and Adams Granite Co., Inc. (incorporated herein by reference to exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and filed with the Securities and Exchange Commission on April 1, 2002)

10.35	Amendment to Supply Agreement dated as of January 1, 2004 by and between Rock of Ages Corporation and Adams Granite Co., Inc.

10.36	Amendment No. 2 to Supply Agreement dated as of January 16, 2007 by and between Rock of Ages Corporation and Adams Granite Co., Inc.

10.37

Purchase and Sale Agreement and related exhibits dated November 9, 2004 by and between Rock of Ages Corporation, Autumn Rose Quarry, Inc., Imex International, Inc. and AR Quarry Acquisition LLC (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2004)

10.38

Asset Purchase Agreement and related exhibits dated December 29, 2005, by and among Rock of Ages Memorials, Inc., Joseph Uras Monuments and 601 Route 35, LLC (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2006)

10.39

Purchase and Sale Agreement and related exhibits dated July 28, 2006 by and between Rock of Ages Corporation, Carolina Quarries, Inc. and New England Stone Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q For the quarterly period ended September 30, 2006 and filed with the Securities and Exchange Commission on November 13, 2006

10.40

Amendment No. 1 to Purchase and Sale Agreement and related exhibits dated October 19, 2006 by and between Rock of Ages Corporation, Carolina Quarries, Inc. and New England Stone Industries, Inc .(incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q For the quarterly period ended September 30, 2006 and filed with the Securities and Exchange Commission on November 13, 2006

10.41

Mutual Release Agreement dated August 6, 2004 between Dyckerhoff AG, Granite Stone Business International S.a.r.l., formerly known as Eurimex S.A., and Rock of Ages Corporation (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2004 and filed with the Securities and Exchange Commission on August 16, 2004)

11.	Statement re: computation of per share earnings (incorporated herein by reference to Note (1)(n) of the Company's consolidated financial statements (filed herewith))

16

Letter re: Change in Principal Accountants (incorporated herein by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on October 11, 2005)

21.	Subsidiaries of the Company

23.1	Consent of KPMG LLP

23.2	Consent of Grant Thornton LLP

31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* This exhibit is a management contract or compensatory plan or arrangement.

Index

BUSINESS
RISK FACTORS
PROPERTIES
LEGAL PROCEEDINGS
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
SELECTED CONSOLIDATED FINANCIAL DATA
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
CONTROLS AND PROCEDURES
OTHER INFORMATION
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
EXECUTIVE COMPENSATION
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
PRINCIPAL ACCOUNTANT FEES AND SERVICES
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY AND COMPREHENSIVE LOSS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SIGNATURES
EXHIBIT INDEX