Form 10-Q
period 2007-03-31
ROCK OF AGES CORP
filed 2007-05-15
CIK 84581

Click here to go to the INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 11, 2007, 4,660,800 shares of Class A Common Stock and 2,738,596 shares of Class B Common Stock of the registrant were outstanding.

 ROCK OF AGES CORPORATION

INDEX

Form 10-Q for the Quarterly Period
Ended March 31, 2007

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Rock of Ages Corporation ("Rock of Ages" or the "Company") and events to differ materially from those contained in such statements. All statements other than statements of historical fact could be deemed forward-looking statements, and may include projections of revenue, gross profit, expenses, earnings or losses from operations or other financial items; any statements of the plans, strategies and objectives of the Company or its management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions may include the challenge of successfully implementing our strategic plan intended to enhance our overall profitability; adding new independent retailers; uncertainties involving quarry yields and demand for Rock of Ages' dimension stone; risks and uncertainties involving refinancing our existing, or entering into new, credit facilities; and other risks and uncertainties described herein, including, but not limited to the items discussed in "Risk Factors That May Affect Future Results" in the Company's annual Report on Form 10-K for the year ended December 31, 2006, and in Part II, Item 1A of this report, and that are otherwise described from time to time in Rock of Ages' reports filed with the Securities and Exchange Commission  after the date of filing of this report.

We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements

ROCK OF AGES CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share amounts)

	March 31,	December 31,
	2007	2006

	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,220	$3,345
Restricted cash	953	945
Trade receivables, net	10,289	13,961
Inventories	25,642	24,932
Income taxes receivable	299	149
Other current assets	2,103	1,887

Total current assets	41,506	45,219

Property, plant and equipment, net	45,590	46,263
Cash surrender value of life insurance	168	168
Identified intangible assets, net	473	498
Goodwill	387	387
Debt issuance costs, net	42	63
Due from affiliates	886	830
Long term investments	646	704
Other long term assets	282	256

Total assets	$89,980	$94,388

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under line of credit	$14,442	$13,218
Current maturities of long-term debt	19,667	20,726
Trade payables	2,110	2,425
Accrued expenses	1,998	3,193
Salary continuation and other post-employment benefits	567	567
Customer deposits	10,052	6,866

Total current liabilities	48,836	46,995

Long-term debt, excluding current installments	248	251
Salary continuation liability, net of current portion	5,808	5,818
Accrued pension cost	5,753	5,545
Accrued other post-employment benefit cost, net of current portion	2,088	2,070
Deferred tax liabilities	56	56
Other	1,199	1,152

Total liabilities	63,988	61,887

Commitments
Stockholders' equity:
Preferred stock - $.01 par value; 2,500,000 shares authorized
No shares issued or outstanding	—	—
Common Stock - Class A, $.01 par value; 30,000,000 shares authorized
4,660,800 shares issued and outstanding as of March 31, 2007 and December 31, 2006	47	47
Common Stock—Class B, $.01 par value; 15,000,000 shares authorized 2,738,596 shares issued and outstanding as of March 31, 2007 and December 31, 2006	27	27
Additional paid-in capital	65,551	65,551
Accumulated deficit	(33,348)	(26,796)
Accumulated other comprehensive loss	(6,285)	(6,328)

Total stockholders' equity	25,992	32,501

Total liabilities and stockholders' equity	$89,980	$94,388

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006

Net revenue:
Quarry	$3,989	$3,756
Manufacturing	3,958	3,920
Retail	2,432	3,936

Total net revenue	10,379	11,612

Cost of goods sold:
Quarry	5,099	4,418
Manufacturing	3,226	3,286
Retail	1,514	2,343

Total cost of goods sold	9,839	10,047

Gross profit (loss):
Quarry	(1,110)	(662)
Manufacturing	732	634
Retail	918	1,593

Total gross profit	540	1,565

Selling, general and administrative expenses:
Quarry	726	895
Manufacturing	928	1,231
Retail	3,543	4,590
Corporate overhead	1,352	1,312

Total selling, general and administrative expenses	6,549	8,028

Loss from continuing operations before interest and income taxes	(6,009)	(6,463)

Other income, net	(65)	(50)
Interest expense, net	620	641

Loss from continuing operations before income taxes	(6,564)	(7,054)

Benefit for income taxes	(12)	(35)

Loss from continuing operations	(6,552)	(7,019)

Discontinued operations	—	(29)

Net loss	$(6,552)	$(7,048)

Net loss per share—basic and diluted:
Loss from continuing operations	$(0.89)	$(0.95)
Discontinued operations	—	(0.00)

Net loss per share	$(0.89)	$(0.95)

Weighted average number of common shares outstanding—basic and diluted	7,399	7,399

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
( in thousands)
(Unaudited)

	Three Months Ended
	March 31,	April 1,
	2007	2006

Cash flows from operating activities:
Net loss	$(6,552)	$(7,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	895	988
(Gain)/loss on sale of property, plant and equipment	(124)	31
Deferred taxes	1	—
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(8)	(40)
Trade receivables, net	3,681	2,109
Inventories	(673)	(654)
Other current assets	(366)	(84)
Other assets	(81)	45
Trade payables, accrued expenses and income taxes	(1,507)	(369)
Customer deposits	3,186	2,770
Salary continuation, pension and post-employment benefits	218	216
Other liabilities	46	148

Net cash used in operating activities	(1,284)	(1,888)

Cash flows from investing activities:
Purchases of property, plant and equipment	(188)	(727)
Proceeds from sale of property, plant and equipment	162	—

Net cash used in investing activities	(26)	(727)

Cash flows from financing activities:
Net borrowings under line of credit	1,224	1,758
Principal payments on long-term debt	(1,062)	(165)

Net cash provided by financing activities	162	1,593

Effect of exchange rate changes on cash	23	(5)

Net decrease in cash and cash equivalents	(1,125)	(1,027)

Cash and cash equivalents, beginning of period	3,345	2,114

Cash and cash equivalents, end of period	$2,220	$1,087

Supplemental cash flow information:
Cash paid during the period for:
Interest	$696	$638
Income taxes, net	$136	$148

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year. The Company has historically experienced certain seasonal patterns. Generally, our net sales have been highest in the second or third quarter and lowest in the first quarter of each year due primarily to weather conditions affecting operations in Vermont and Canada and the setting of memorials in cemeteries located in northern regions. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K (SEC File No. 000-29464, filed April 2, 2007).

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

(2)	Operating Matters and Liquidity

Due to the financial impact of adverse weather conditions in our various markets during the first quarter of 2007, the Company anticipated that it would be in violation of the cash flow to debt service covenant at the end of the first quarter of 2007. The Company requested and obtained a waiver from CIT, its lender of 23 years, prior to the end of the quarter.  In addition, during March, CIT indicated its interest in beginning negotiations for renewal of the credit facility, which is scheduled to expire in October 2007, during the second quarter of 2007. We expect to begin discussions with our lenders on the renewal of the facility during the second quarter of 2007. (See note 10)

At the end of the first quarter, order receipts and/or backlogs are up compared to the first quarter of 2006 and management believes the Company's prospects have improved over what they were at the same time in 2006. Management believes that in 2007 the Company will operate at a profit and will generate positive cash flows. Accordingly, we expect to be in compliance with all existing covenants through the remaining term of the credit facility. If the Company does not operate at cash flow levels sufficient to comply with its loan covenants during 2007 and is unable to renew its credit facility with CIT, or is unable to obtain a replacement facility from another lender, the related lack of liquidity would have a material adverse effect on the Company's operations and future prospects and could require the Company to cease operations or seek protection under state or federal insolvency or bankruptcy laws.

(3) Stock-Based Compensation

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

The following tables set forth stock option activity for the periods ended March 31, 2007 and April 1, 2006 and information on outstanding and exercisable options at March 31, 2007:

	Three Months Ended

	March 31, 2007		April 1, 2006

	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price

Outstanding at beginning of period	271,000	$6.08	528,000	$6.51

Granted	—	—	—	—
Exercised	—	—	—	—
Surrendered	(60,000)	(5.98)	(30,000)	(5.98)

Outstanding at end of period	211,000	$6.11	498,000	$6.54

Exercisable at end of period	211,000		498,000

Weighted average remaining contractual life	5.0 years		7.0 years

March 31,2007

Exercise price	Number of options outstanding and exercisable	Weighted average remaining contractual life

$5.98	174,000	4.8 Years
$8.21	12,000	1.3 Years
$6.02	25,000	8.3 Years

	211,000

At March 31, 2007, the closing price of the Company's stock was less than the exercise price of the outstanding options, therefore, there was no aggregate intrinsic value of outstanding options.

(4)	Inventories

Inventories consist of the following (in thousands):
	March 31,	December 31,
	2007	2006

Raw materials	$12,993	$14,073
Work-in-process	1,451	1,156
Finished goods and supplies	11,198	9,703

	$25,642	$24,932

(5)	Earnings (Loss) Per Share

The following is a reconciliation of shares used in calculating basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended
	March 31,	April 1,
	2007	2006

Basic weighted average shares	7,399	7,399
Effect of dilutive stock options	—	—

Diluted weighted average shares	7,399	7,399

Options to purchase 211,000 and 498,000 shares of Class A common stock were outstanding at March 31, 2007 and April 1, 2006, respectively, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

(6) Segment Information

The Company is organized based on the products and services it offers. Under this organizational structure, the Company operates in three segments: quarry, manufacturing and retail.

The quarry segment extracts granite from the ground and sells it to the manufacturing segment and to outside manufacturers, including customers in Europe and China.  There was one quarry customer that represented approximately 10% and 15% of accounts receivable at March 31, 2007 and April 1, 2006, respectively.

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

Inter-segment revenues are accounted for as if the sales were to third parties and then eliminated in consolidation.

The following is the unaudited segment information for the three-month periods ended March 31, 2007 and April 1, 2006 (in thousands):

2007	Quarry	Manufacturing	Retail	Other	Total

Total net revenues	$4,452	$5,216	$2,432	$—	$12,100
Inter-segment net revenues	(463)	(1,258)	—	—	(1,721)

Net revenues	3,989	3,958	2,432	—	10,379

Total gross profit (loss)	(1,082)	726	896	—	540
Inter-segment gross profit (loss)	(28)	6	22	—	—

Gross profit (loss)	(1,110)	732	918	—	540

Selling, general and administrative expenses	726	928	3,543	1,352	6,549

Loss from continuing operations before interest and taxes	$(1,836)	$(196)	$(2,625)	$(1,352)	$(6,009)

2006	Quarry	Manufacturing	Retail	Other	Total

Total net revenues	$4,228	$5,258	$3,936	$—	$13,422
Inter-segment net revenues	(472)	(1,338)	—	—	(1,810)

Net revenues	3,756	3,920	3,936	—	11,612

Total gross profit (loss)	(662)	651	1,576	—	1,565
Inter-segment gross profit (loss)	—	(17)	17	—	—

Gross profit (loss)	(662)	634	1,593	—	1,565

Selling, general and administrative expenses	895	1,231	4,590	1,312	8,028

Loss from continuing operations before interest and taxes	$(1,557)	$(597)	$(2,997)	$(1,312)	$(6,463)

Net revenue by geographic area, attributed to countries based on where product is produced, for the three months ended March 31, 2007 and April 1, 2006 are as follows (in thousands):

	Three Months Ended
	March 31, 2007	April 1, 2006

Net revenue:
United States	$9,274	$10,521
Canada	1,093	1,007
Ukraine	12	84

Total net revenue	$10,379	$11,612

Net revenue by geographic area, attributed to countries based on where the product is shipped, for the three months ended March 31, 2007 and April 1, 2006 are as follows (in thousands):

	Three Months Ended
	March 31, 2007	April 1, 2006

Net revenue:
China	$1,264	$1,170
Italy	124	57
Other foreign countries (excluding Canada)	50	58

	1,438	1,285
United States and Canada	8,941	10,327

Total net revenues	$10,379	$11,612

Net property, plant and equipment by geographic area are as follows (in thousands):

	March 31,	December 31,
	2007	2006

United States	$42,513	$43,089
Canada	3,039	3,128
Luxembourg	38	46

	$45,590	$46,263

(7)	Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following components (in thousands):

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Investments Available for Sale	Accumulated Other Comprehensive Loss

Balance at December 31, 2006	$1,671	$(8,145)	$146	$(6,328)
Changes in 2007	103	—	(60)	43

Balance at March 31, 2007	$1,774	$(8,145)	$86	$(6,285)

Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended
	March 31,	April 1,
	2007	2006

Net loss	$(6,552)	$(7,048)
Other comprehensive income (loss):
Foreign currency translation adjustment	103	(42)
Investments available for sale	(60)	(34)

Comprehensive loss	$(6,509)	$(7,124)

(8)	Components of Net Periodic Benefit Cost

Components of net periodic benefit cost are as follows (in thousands):

	Three Months Ended

	NON-UNION PENSION BENEFITS		SALARY CONTINUATION BENEFITS		OTHER POST-EMPLOYMENT BENEFITS

	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006

Service cost	$136	$138	$—	$—	$5	$6
Interest cost	352	344	79	78	30	29
Expected return on plan assets	(400)	(381)	—	—	—	—
Net amortization	97	113	20	28	25	24

Net periodic benefit cost	$185	$214	$99	$106	$60	$59

As the Company disclosed in its consolidated financial statements for the year ended December 31, 2006, it expects to contribute $740,000 to the defined benefit pension plan during 2007. As of March 31, 2007, no contribution has been made.

(9)	Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115", ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect, if any, that the adoption of SFAS No. 159 may have on our financial statements.

In September 2006, the FASB finalized SFAS No. 157, "Fair Value Measurements" which will become effective in 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 will be applied prospectively to fair value measurements and disclosures beginning in the first quarter of 2008. We are currently evaluating the effect, if any, that the adoption of SFAS No. 157 may have on our financial statements.

In June 2006, the Emerging Issues Task Force (EITF) ratified the consensus on EITF 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement"(EITF 06-3). EITF 06-3 provides that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or a net basis, based on the entity's accounting policy, which should be disclosed pursuant to Accounting Principles Board Opinion No. 22, "Disclosure of Accounting Policies." Amounts that are allowed to be charged to customers as an offset to taxes owed by a company are not considered taxes collected and remitted. If government-imposed taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. EITF 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. Our policy is to account for taxes collected from customers on a net basis.

(10)	Credit Facility

We have a credit facility with the CIT Group/Business Credit and Chittenden Trust Company (the "Lenders") that is scheduled to expire in October 2007 and is secured by substantially all assets of the Company located in the United States. The facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable, inventory and certain fixed assets. Pursuant to the Amendment (defined below), the Lenders have placed a reserve of $2 million against availability under the revolving credit facility with the Lenders retaining the right to over advance at their discretion. Amounts outstanding were $14,442,000 and $19,656,000 as of March 31, 2007 and $13,218,000 and $20,716,000 as of December 31, 2006, on the revolving credit facility and the term loan line of credit, respectively. Availability under the revolving credit facility was $5,558,000 (including the $2 million reserve) as of March 31, 2007. The weighted average interest rate was 7.44% and 6.78% on the revolving credit facility in the first quarter of 2007 and 2006, respectively. The credit facility loan agreement places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, make capital expenditures, repurchase stock and make investments or guarantees, without pre—approval by the Lenders. The credit facility agreement also contains certain covenants for a minimum Operating Cash Flow to Debt Service Ratio (the "Ratio") and a limit on the Total Liabilities to Net Worth Ratio of the Company.

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

Due to extremely adverse weather conditions in its various markets during the first quarter of 2007, the Company anticipated being in violation of the Ratio covenant in the first quarter of 2007. In anticipation of missing the Ratio covenant and in advance of the end of the first quarter, the Company obtained a waiver of the violation of the Ratio covenant for the first quarter from its Lenders. Under the waiver, the Ratio was permitted to be as low as 0.50 to 1.00; the Ratio was 0.81 to 1.00 at March 31, 2007 and therefore the Company is in compliance with the terms of the waiver. The Company expects to be in compliance with this covenant through the remaining term of the credit facility.

Total Liabilities to Net Worth Ratio. Our credit facility also requires that the ratio of our total liabilities to net worth (the "Leverage Ratio") not exceed 2. Pursuant to the Amendment described above, the calculation of the Leverage Ratio was changed by excluding from that calculation any change in tangible net worth (up to a maximum of $6,000,000) directly resulting from the Company's compliance with SFAS No. 158. In relevant part, SFAS No. 158 required us to place on our books certain unrecognized and unfunded retirement liabilities as of December 31, 2006. At March 31, 2007, we were in compliance with the Leverage Ratio covenant as amended, and we expect to be in compliance with this covenant throughout the remaining term of the credit facility.

(11)	Income Taxes

The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", ("FIN 48") effective January 1, 2007. FIN 48 creates a single model to address accounting for uncertainty in income tax positions and requires application of a "more likely than not" threshold to the recognition and derecognition of income tax positions. It also provides guidance on classification, interest and penalties and interim period accounting.

The Company recorded no unrecognized tax benefits or liabilities as a result of adopting FIN 48 and accordingly we recorded no accrued interest or penalties. We do not have any accrued interest or penalties at March 31, 2007 but if they are incurred in the future, interest would be recognized as interest income or expense and penalties would be included in S,G&A. We do not anticipate a material change in our tax positions within the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2003 or Canadian tax authorities for years before 2002.

The tax benefit in the first quarter of 2007 and 2006 reflects the tax effect of losses at our Canadian subsidiary. At the end of the second quarter of 2005, based on the level of taxable income and projections for future taxable income, the Company believed it was no longer more likely than not that it would generate the required taxable income to fully realize the benefit of the net U.S. deferred tax assets.  As such, we adjusted our valuation allowance against the deferred tax assets to fully reserve for the entire net U.S. deferred tax asset. At each subsequent period, including at the end of the first quarter of 2007, we reached a similar conclusion, therefore we have continued to fully reserve for the entire net U.S. deferred tax asset. We will continue to assess the valuation allowance on a regular basis and may reduce the valuation allowance if and/or when the Company has taxable income from its U.S. operations.

(12)	Goodwill

We assess impairment of goodwill in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 require a two-step test be performed. First, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded.  In the first quarter of 2007, we performed our annual assessment for the quarry unit. We calculated the fair value of the quarry unit based on the estimated expected discounted future cash flows using the Company's weighted average cost of capital. We concluded that there was no indication of impairment as of March 31, 2007.

(13)	Discontinued Operations

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

Operating results from the Kershaw quarries were as follows (in thousands):

Three months ended April 1, 2006

Net Sales	$122
Gross Profit	(29)
Pretax loss	(29)
Income tax (benefit) expense	—

Net loss	$(29)

(14)	Retail Restructuring Costs

In May 2006, the Company restructured the senior management organization for its retail segment. The restructuring was substantially completed during the second quarter of 2006. In connection with this, and in accordance with SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities", the Company recorded a charge of $1,685,000 for the severance packages for the management team and other positions that were eliminated in the transition, as well as certain other related costs in the second quarter of 2006. The cost of the severance packages and other costs related to the change in management have been presented separately in the consolidated statements of operations as retail restructuring costs.

At March 31, 2007, the remaining liability related to this restructuring was as follows (in thousands):

	Employee Severance Benefits	Other	Total

Balance at December 31, 2006	380	—	380
Payments/settlements	(230)	—	(230)

Balance at March 31, 2007	150	—	150

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Rock of Ages is an integrated quarrier, manufacturer, distributor and retailer of granite and products manufactured from granite. During the first quarter of 2007, we had three business segments: quarry, manufacturing and retail. The quarry division sells granite blocks to the manufacturing division and to outside manufacturers, as well as to customers outside North America. The manufacturing division's principal products are granite memorials and mausoleums used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications. The retail division primarily sells granite memorials directly to consumers.

First quarter 2007 revenues in our quarry division were up over last year.  The improvement came from sales of our Bethel White and Pennsylvania Black stones. Net operating income in the first quarter of the year has historically been negative for our quarry operations as the majority of our quarries are in northern climates, which causes us to close or partially close those operations from late December until mid March. Despite the higher sales, the quarry division net loss was higher than last year due to higher costs incurred as we continued to operate our Vermont quarries on a limited basis during the first quarter in order to continue development activities during our slower period which were partially offset by lower SG&A expenses. Overall, we expect results for this segment to improve as we experience seasonal increases in sales and production.

Revenue in our manufacturing division was up slightly over the first quarter of 2006.  In addition, the gross margin improved and SG&A expenses were lower in the first quarter of 2007 as compared with last year. Therefore, the net operating loss in the manufacturing segment was well below last year.

Revenues in our retail segment were down significantly compared to the first quarter of 2006 due to late season storms which prevented setting monuments in cemeteries. Despite this, the retail operating loss declined in the first quarter of 2007 compared to the same period in 2006 as a result of significantly lower SG&A expenses arising from the cost reduction efforts undertaken since April 2006.

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

Our critical accounting policies are as follows: revenue recognition, impairment of long-lived assets, income taxes, and accounting for pensions and other post-employment benefits.

Revenue Recognition

Quarry Division

The granite we quarry is sold both to outside customers and our manufacturing group. Our quarry division recognizes revenue from sales of granite blocks to outside customers when the granite is shipped and invoiced from the quarry, except for cases noted below. We generally provide a 5% discount for domestic customers if payment is made within 30 days of purchase, except in the case of December terms described below. Sales to foreign customers are typically secured by a letter of credit.

At our Barre, Vermont quarries, we allow customers to purchase granite blocks and request that we store the blocks for them. Many of our customers do not have adequate storage space at their facilities and want to ensure an adequate supply of blocks, especially when the Barre quarries are closed from mid-December through mid-March because of weather. Our quarry division recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition. Blocks are sold when the customer selects and identifies the block at the quarry site, requests the block be stored and has significant business reasons to do so. At that time, the block is removed from our inventory, the customer's name is printed on the block, and title and risk of loss pass to the buyer. The customer is invoiced and normal payment terms apply, except in the case of December terms described below. Granite blocks owned by customers remain on our property for varying periods of time after title passes to the buyer. We retain a delivery obligation using our trucks. However, we consider the earnings process substantially complete because the cost of delivery service is inconsequential (less than 3%) in relation to the price. Further, under industry terms of trade, title passes and the payment obligation is established when the block is identified at the quarry.

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

Manufacturing Division

We record revenue related to granite transferred internally from our quarries only after the granite is manufactured into a finished product and sold to an outside customer. Manufacturing revenues related to outside customers are recorded when the finished product is shipped from our facilities or set in the cemetery, if we are responsible for the setting, when risk of ownership transfers, persuasive evidence of an arrangement exists and collectibility is reasonably assured. Revenues related to finished products transferred internally to our owned retail outlets are recorded by the retail division when ultimately sold to an outside customer.

Retail Division

Retail revenues are recorded when the finished monument is set in the cemetery, which is when risk of ownership transfers, and when persuasive evidence of an arrangement exists and collectibility is reasonably assured.

Impairment of long-lived assets

Our long-lived assets consist primarily of property and equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such an asset may not be recoverable in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets", ("SFAS No. 144"). Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or a change in utilization of property and equipment.

Recoverability of the undepreciated cost of property and equipment is measured by comparing the carrying amount to the estimated future undiscounted net cash flows the assets are expected to generate. Those cash flows include an estimated terminal value based on a hypothetical sale at the end of the assets' depreciation period. Estimating these cash flows and terminal values requires management to make judgments about the growth in demand for our products, sustainability of gross margins, and our ability to achieve economies of scale. If assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.

Income taxes

We believe we have adequately provided for all tax positions, however, amounts asserted by various taxing authorities could differ from our positions as a result of uncertain or complex application of tax regulations. Additionally, the recognition and measurement of certain tax benefits includes estimates and judgment by management and inherently includes subjectivity. Accordingly, additional provision on federal, state or foreign tax-related matters could be recorded in the future as revised estimates are made.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not some portion or all of the current and deferred tax assets will not be realized. The ultimate realization of current and deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. This assessment is made each reporting period. At the end of the second quarter of 2005, based on the level of taxable income and projections for future taxable income, the Company believed it was no longer more likely than not that it would generate the required taxable income to fully realize the benefit of the net U.S. deferred tax assets.  As such, we adjusted our valuation allowance against the deferred tax assets to fully reserve for the entire net U.S. deferred tax asset. At each subsequent reporting period since then, we have reached a similar conclusion, therefore we have continued to fully reserve for the entire net U.S. deferred tax asset. We will continue to assess the valuation allowance on a regular basis and may reduce the valuation allowance if and/or when the Company has taxable income from its U.S. operations in the future.

Accounting for pensions and other post-employment benefits

We provide defined benefit pension and other post-employment benefit plans for certain of our employees. Accounting for these plans requires the use of actuarial assumptions including estimates on the expected long-term rate of return on assets, discount rates and, to a lesser extent, the rate of increase in health care costs (due to the small number of individuals receiving this benefit). The expected long-term rate of return on funded pension liabilities has remained the same at 8% and reflects the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. In 2006 we increased the discount rate used to determine our liability in the pension plans from 5.47% to 5.60% based on a bond matching model which uses data on individual high-quality corporate bonds and the timing and amount of the future benefit payments in our plan to develop a weighted discount rate specific to our plan. In order to make informed assumptions, we rely on outside investment advisors and actuarial experts as well as public market data and general economic information. Any changes in one or more of these assumptions may materially affect certain amounts reported on our balance sheet. In particular, a decrease in the expected long-term rate of return on plan assets or a decrease in discount rate could result in an increase in our pension liability and a charge to equity as well as increases in pension expenses over time.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)", ("SFAS No. 158"). This Statement requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. It also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS No. 158 was implemented as of December 31, 2006. Due to the implementation of SFAS No. 158 the Company recognized a reduction of $409,400 in prepaid pension costs and intangible assets; an increase of $3,852,362 in accrued pension and post-retirement liabilities; and a charge of $4,261,762 to accumulated other comprehensive loss.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total net revenues with the exception of quarry, manufacturing and retail gross profit (loss) and SG&A, which are shown as a percentage of their respective segment's net revenues.

	March 31,		April 1,
	2007		2006

Net revenues:
Quarry	38.5%		32.3%
Manufacturing	38.1%		33.8%
Retail	23.4%		33.9%

Total net revenues	100.0%		100.0%

Gross profit (loss):
Quarry	(27.81%	)	(17.6%	)
Manufacturing	18.5%		16.2%
Retail	37.8%		40.5%

Total gross profit	5.2%		13.5%

Selling, general and administrative:
Quarry	18.2%		23.8%
Manufacturing	23.4%		31.4%
Retail	145.7%		116.6%
Corporate overhead	13.0%		11.3%

Total SG&A expenses	63.1%		69.1%

Loss from continuing operations before interest and income taxes	(57.9%	)	(55.6%	)

Other income, net	(0.6%	)	(0.4%	)
Interest expense, net	5.9%		5.5%

Loss from continuing operations before income taxes	(63.2%	)	(60.7%	)

Benefit for income taxes	(0.1%	)	(0.3%	)

Loss from continuing operations	(63.1%	)	(60.4%	)

Discontinued operations	—		(0.3%	)

Net loss	(63.1%	)	(60.7%	)

Three Months Ended March 31, 2007 Compared To Three Months Ended April 1, 2006

On a consolidated basis for all segments for the three-month period ended March 31, 2007 compared to the three-month period ended April 1, 2006, revenue declined 11%, gross profit declined 66%, total selling, general and administrative ("SG&A") expenses decreased 17% and interest decreased 3%, for reasons discussed in detail in the segment analysis below.

Quarry Segment Analysis

Revenues in our quarry operations for the three-month period ended March 31, 2007 increased 6% from the same period in 2006 primarily as a result of increased shipments from our Bethel White and Pennsylvania Black quarries.  Our quarry group sells to two primary groups of customers— those that use our product for memorial use, which are primarily domestic customers and those that use it for building use, which are primarily overseas customers. Of our export quarries, Bethel White is the only one significantly affected by winter weather (it, along with our other northern quarries, typically close from mid-December to mid-March) however its product is also currently the most popular. In the first quarter, we shipped Bethel White stone that had been quarried in earlier periods. Overall we believe demand for products in the quarry division is good and we expect results for this segment to improve as we experience seasonal increases in sales and production.

The gross loss from our quarry operations for the three-month period ended March 31, 2007 was higher than last year by 68%, and gross loss as a percentage of revenue increased to 28% from 18% in the same period in 2006. Typically, we do not operate our northern quarries in the winter months, but this year we had limited operations in Barre and Bethel to prepare these quarries for more efficiently resuming production in the second quarter. As a result, higher expenses were incurred this year than last year.

SG&A costs in our quarry segment for the three-month period ended March 31, 2007 decreased 19% from the same period in 2006. The reduction is due to lower salaries and benefits in 2007 primarily due to the retirement of the former president of the division at the end of the first quarter last year.

Manufacturing Segment Analysis

Revenues in our manufacturing group for the three-month period ended March 31, 2007 increased 1% from the same period in 2006. The increase was primarily a result of an increase in mausoleum shipments, largley offset by lower shipments of industrial products and traditional monuments to our authorized dealers. Like our owned retail stores, the adverse weather negatively affected our authorized dealers' sales and therefore wholesale orders were down this year as compared with last year's first quarter. Manufacturing backlog at March 31, 2007 was $8.7 million, down $1 million from last year. The year-ago number included a single mausoleum that sold for $1.8 million and was set in April 2006.

Gross profit from the manufacturing group increased 15% and gross profit as a percentage of revenue increased 2.3 percentage points for the three-month period ended March 31, 2007 compared to the same period in 2006. The increase is primarily a result of the improved mix of business.

SG&A costs for the manufacturing group were down 25% from last year. Accruals in first quarter 2006 relating to a severance agreement account for most of the expense reduction.

Retail Segment Analysis

Revenues in our retail operations for the three-month period ended March 31, 2007 decreased 38% from the same period in 2006. Late winter storms in much of our territory meant that cemeteries remained closed later than usual this year making it impossible for memorials to be installed and in some cases delaying the pouring of concrete foundations. At the end of the first quarter 2007, $2 million of monuments were ready to be set as soon as the cemeteries open; another $800,000 could be set when foundations are installed. The retail backlog was $8.5 million at March 31, 2007 compared with $7.4 million at April 1, 2006.

Gross profit for retail operations in the three-month period ended March 31, 2007 decreased 42% from the same period last year and gross profit as a percentage of revenue decreased 2.7 percentage points.  The decreases reflect the impact of absorbing fixed operating costs on a lower level of sales.

SG&A costs in retail in 2007 decreased 22% from the same period last year. The decrease was primarily the result of expense reduction measures implemented throughout 2006 including the restructuring of retail operations completed in May 2006.

Consolidated Items

Unallocated corporate overhead for the three-month period ended March 31, 2007 increased 3% from last year.

Other income includes rental income from non—operating properties. This was up $15,000, or 30%, in first quarter 2007 to $65,000.

Interest expense for the first quarter 2007 decreased 3%, or $21,000, from the prior year

The small income tax benefit recorded for first quarter in each of 2007 and 2006 was for our Canadian affiliate. During the first quarter of both years we continued to fully reserve against our U.S. deferred tax asset.

In the first quarter of 2006 we reported a $29,000 loss in our Kershaw quarry. This discontinued operation was sold in December 2006.

Liquidity and Capital Resources

Historically, we have met our short-term liquidity requirements primarily from cash generated by operating activities and periodic borrowings under the commercial credit facilities described below. Our credit facility with our Lenders expires in accordance with its terms on October 27, 2007 and, accordingly, the entire amount due under our credit facility is classified as a current liability. We must enter into a new financing arrangement prior to the expiration of the current credit facility to ensure that we will have adequate liquidity to meet our long-term cash requirements. We expect to begin discussions with our lenders on the renewal of the facility during the second quarter of 2007.

We have historically contributed between $800,000 and $1.0 million per year to the defined benefit pension plan. The Company is not required to make any contributions in 2007, however we expect to contribute $740,000 to the defined benefit plan this year, which, we believe, we will be able to fund either from cash from operations or borrowing under our credit facilities. See note 8 of the Notes to Consolidated Financial Statements.

Our primary need for capital will be to maintain and improve our quarry, manufacturing and retail facilities. We have approximately $2 million budgeted for capital expenditures in 2007.

Cash Flow

At March 31, 2007, we had cash and cash equivalents, excluding restricted cash, of approximately $2.2 million and a working capital deficit of approximately $7.3 million, compared to approximately $1.0 million of cash and cash equivalents and $14.0 million of working capital at April 1, 2006. The working capital deficit is due to the classification of the entire amount due under our credit facility as a current liability as of March 31, 2007.

Cash from Operations. Net cash used in operating activities was $1.3 million in the first quarter of 2007 compared to $1.9 million in the same period in 2006. The primary reasons for the change is the improved collections of accounts receivable and the lower net loss in first quarter 2007 compared with the same period last year, partly offset by a larger reduction in payables and accrued expenses.

Cash from Investing Activities. Cash flows used in investing activities were $26,000 in first quarter 2007 compared to $727,000 in 2006. In the first quarter of 2007, the Company made a modest net investment in property, plant and equipment, while in the same period last year we purchased a grinder/polisher for approximately $600,000.

Cash from Financing Activities. Financing activities provided $162,000 in first quarter 2007 which included $1.2 million borrowed on our line of credit less $1.1 million paid on our long-term note. This compares to $1.6 million provided by financing activities in first quarter 2006 which included $1.8 million borrowed on our line of credit less $165,000 paid on our term debt.

Credit Facility

We have a credit facility with the CIT Group/Business Credit and Chittenden Trust Company (the "Lenders") that is scheduled to expire in October 2007 and is secured by substantially all assets of the Company located in the United States. The facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable, inventory and certain fixed assets. Pursuant to the Further Amendment (defined below), the Lenders have placed a reserve of $2 million against availability under the revolving credit facility with the Lenders retaining the right to over advance at their discretion. Amounts outstanding were $14,442,000 and $19,656,000 as of March 31, 2007 and $13,218,000 and $20,716,000 as of December 31, 2006, on the revolving credit facility and the term loan line of credit, respectively. Availability under the revolving credit facility was $5,558,000 (including the $2 million reserve) as of March 31, 2007. The credit facility loan agreement places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, make capital expenditures, repurchase stock and make investments or guarantees, without pre—approval by the Lenders. The credit facility agreement also contains certain covenants for a minimum Operating Cash Flow to Debt Service Ratio (the "Ratio") and a limit on the Total Liabilities to Net Worth Ratio of the Company.

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

Due to extremely adverse weather conditions in its various markets during the first quarter of 2007, the Company anticipated being in violation of the Ratio covenant in the first quarter of 2007. In anticipation of missing the Ratio covenant and in advance of the end of the first quarter, the Company obtained a waiver of the violation of the Ratio covenant for the first quarter from the Lenders. Under the waiver, the Ratio was permitted to be as low as 0.50 to 1.00; the Ratio was 0.81 to 1.00 at March 31, 2007 and therefore the Company is in compliance with the terms of the waiver. The Company expects to be in compliance with this covenant through the remaining term of the credit facility.

Total Liabilities to Net Worth Ratio. Our credit facility also requires that the ratio of our total liabilities to net worth (the "Leverage Ratio") not exceed 2. Pursuant to the Amendment described above, the calculation of the Leverage Ratio was changed by excluding from that calculation any change in tangible net worth (up to a maximum of $6,000,000) directly resulting from the Company's compliance with SFAS No. 158. In relevant part, SFAS No. 158 required us to place on our books certain unrecognized and unfunded retirement liabilities as of December 31, 2006. At March 31, 2007, we were in compliance with the Leverage Ratio covenant as amended, and we expect to be in compliance with this covenant throughout the remaining term of the credit facility.

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

The rates in effect as of March 31, 2007 were as follows:

	Amount Outstanding	Formula	Effective Rate

Revolving Credit Facility	$2.4 million	Prime + 0.25%	8.50%
Revolving Credit Facility	12.0 million	LIBOR + 2.25%	7.61%
Term Loans	0.2 million	Prime + 0.50%	8.75%
Term Loans	12.5 million	LIBOR +2.50%	7.86%
Term Loans	7.0 million	LIBOR +2.50%	7.85%

Canadian Credit Facility

The Company's Canadian subsidiary has a line of credit agreement with the Royal Bank of Canada that is renewable annually in May. Under the terms of this agreement, a maximum of $4.0 million CDN may be advanced based on eligible accounts receivable, eligible inventory, and tangible fixed assets. The line of credit bears interest at the U.S. prime rate. There were no amounts outstanding as of March 31, 2007 and December 31, 2006.

Contractual Obligations

Our contractual obligations have not changed materially since December 31, 2006, as disclosed in our annual report on Form 10-K.

Off-Balance Sheet Arrangements

With the exception of our operating leases, we do not have any off-balance sheet arrangements, and we do not have, nor do we engage in, transactions with any special purpose entities.

Seasonality

Historically, the Company's operations have experienced certain seasonal patterns. Generally, our net sales have been highest in the second or third quarter and lowest in the first quarter of each year due primarily to weather. Cemeteries in northern areas generally do not accept granite memorials during winter months when the ground is frozen because they cannot be properly set under those conditions. In addition, we either close or reduce the operations of our Vermont and Canadian quarries during these months because of increased operating costs attributable to adverse weather conditions. As a result, we have historically incurred a significant net loss during the first three months of each calendar year.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has financial instruments that are subject to interest rate risk, principally debt obligations under its credit facilities. Historically, the Company has not experienced material gains or losses due to interest rate changes. Based on the March 31, 2007 outstanding borrowings under the credit facility of $34.1 million, the impact of a 1% increase in the interest rates would be approximately $341,000 a year.

The Company is subject to foreign currency exchange rate risk primarily from the operations of its Canadian subsidiary. At March 31, 2007, the Canadian subsidiary had net assets of $10.5 million exposed to changes in the Canadian/U.S. dollar exchange rate. The impact of the change in the exchange rate in the first quarter of 2007 was $103,000.

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

We are a party to legal proceedings that arise from time to time in the ordinary course of our business. While the outcome of these proceedings cannot be predicted with certainty, we do not expect them to have a material adverse effect on our business or financial condition.

George W. Thistlewood v. Rock of Ages Memorials, Inc., Case No. 2007er002190v, State Court of Fulton County, Georgia. On April 5, 2007, Mr. Thistlewood, a 63 year old former sales employee of Rock of Ages Memorials, Inc. ("ROAM") filed a case in the State Court of Fulton County, Georgia, alleging age discrimination in connection with the termination of his employment by ROAM. Mr. Thistlewood has also alleged he is owed $60,000 in commissions on sales made by him while still an employee of ROAM. ROAM denies that Mr. Thistlewood's termination was motivated by any discriminatory or illegal reason, and further denies that he is owed any commissions. We believe this action is without merit. We deny liability and will vigorously defend the claims made by Mr. Thistlewood.

The Company carries insurance with coverages that it believes to be customary in its industry. Although there can be no assurance that such insurance will be sufficient to protect us against all contingencies, management believes that its insurance protection is reasonable in view of the nature and scope of our operations.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6.	Exhibits

(a)	Exhibits

	Number	Exhibits

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

ROCK OF AGES CORPORATION

Dated: May 15, 2007	By: /s/ Nancy R. Brock Nancy R. Brock Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

 EXHIBIT INDEX

Number	Exhibits

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
Controls and Procedures
Legal Proceedings
Risk Factors
Exhibits