Form 10-K/A
period 2006-12-31
ROCK OF AGES CORP
filed 2007-05-25
CIK 84581

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

CLASS A COMMON STOCK, PAR VALUE $0.01
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act: None

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

Explanatory Note

This Amendment No. 1 (this "Amendment No. 1") to the Annual Report on Form 10-K of Rock of Ages Corporation (the "Company") for the fiscal year ended December 31, 2006 (the "Form 10-K") filed on April 2, 2007 is being filed to (i) increase by $28,615 the amount for Kurt M. Swenson set forth in the Summary Compensation Table on page 44 of the Form 10-K under the headings "Change in Pension Value and Non Qualified Deferred Compensation Earnings" (column (h)) and "Total" (column (j)), reflecting the inclusion (which was inadvertently omitted in the Form 10-K) of the amount of the increase during the applicable period in the actuarial present value of Mr. Swenson's accumulated benefit under his Salary Continuation Agreement, (ii) revise footnote (3) to such Summary Compensation Table to reflect the amount described in (i) above, (iii) correct the amount for Mr. Swenson with respect to his "SC Agreement" set forth in the Pension Benefits table on page 49 of the Form 10-K under the heading "Present Value of Accumulated Benefit" (column (d)), (iv) correct a typographical error in the amount for Mr. Urbach with respect to the present value of his accumulated benefit under the DB Plan in column (d) of the Pension Benefits table on page 49 of the Form 10-K, (v) correct a clerical error showing options held by Mr. Urbach in the table under the caption "Outstanding Equity Awards at Fiscal Year End" on page 48 of the Form 10-K, (vi) correct certain clerical errors in share totals for Mr. Webster and Ms. Sheiffer in the beneficial ownership table under Item 12-Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters on page 56 of the Form 10-K, (vii) correct footnote 10 to the beneficial ownership table on page 56 of the Form 10-K relating to Mr. Labonte's share ownership and option holdings, and (viii) correct the amount of shares and weighted average exercise price shown in columns (a) and (b) in the table under the caption "Equity Compensation Plan Information"  on page 58 of the Form 10-K.  None of these corrections has any impact on, or results in any changes to, the Financial Statements included in the Form 10-K.

In connection with the filing of this Amendment No. 1 and pursuant to  Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company is including currently dated certifications required by paragraphs (31) and (32) of Item 601 of Regulation S-K under the Exchange Act. The Company is also filing updated consents from KPMG LLP, the Company's previous independent registered public accounting firm, and from Grant Thornton LLP, the Company's independent registered public accounting firm during 2006 and as of the date hereof. The updated consent of KPMG LLP has been revised to reference the Company's most recent registration statement on Form S-8, Registration No. 333-128474.

In all other respects, the information presented in this Amendment No. 1, including the financial statements filed as part of this Amendment No. 1, is unchanged from the Form 10-K. The information in this Amendment No. 1 is as of the original filing date of the Form 10-K and does not reflect events occurring after such filing date, or otherwise modify the information in the Form 10-K except as described above.

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

Salary Continuation Agreements

In addition to the DB Plan, the Company's salary continuation agreements ("SC Agreements") provide for supplemental pension benefits to certain officers of the Company. The Chief Executive Officer is the only named executive officer who is covered by an SC Agreement. One other non-executive officer also has an SC Agreement with the Company which was negotiated as part of the purchase of the non-executive officer's business by the Company in 1996. The SC Agreements provide a 100% joint and survivor annuity at age 65 equal to a percentage, ranging from 0.6% to 1.1% of a participant's highest annual base compensation times full years of service. A participant may elect, with the approval of the Board of Directors, early retirement and receive benefits under the SC Agreement without reduction as long as the participant has attained the age of 55. At the time they were entered into, the SC Agreements were intended to offset the impact of certain legal limitations on the Chief Executive Officer's ability to fully participate in the Company's retirement plans. Limits imposed by the Federal government on taxable social security earnings and the resulting social security benefits, as well as limits placed by the Federal Government on compensation eligible for qualified pension purposes have the effect of decreasing the amount of retirement income replacement for highly compensated individuals under the qualified plans. For example, in 2006, the approximate retirement income replacement for the Company's union employees at age 65, including social security and the union pension plan funded by the Company's contributions, is an average of approximately 80% of salary for those with similar years of service as the Chief Executive Officer. By contrast, the Chief Executive Officer's expected retirement benefits payable at age 65 under the DB Plan and under social security represent approximately 28% of current salary (includes in all cases the $100,000 of salary currently deferred by the Chief Executive Officer under the Deferred Salary Plan (the "DS Plan") described below). The Chief Executive Officer's expected salary continuation benefits would increase his total retirement payments to approximately 55% of his current salary.

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

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (1)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
(a)	(b)	(c)		(d)		(e)	(f)	(g)	(h)		(i)		(j)
Kurt M. Swenson, Chairman/CEO (Principal Executive Officer)	2006	$446,500	(2)	—		—	—	—	$165,935	(3)	$1,650	(4)	$614,085
Nancy Rowden Brock, Senior Vice President/Chief Financial Officer (Principal Financial Officer)	2006	$185,004		—		—	—	—	$31,332		$1,650	(5)	$217,986
Donald Labonte, President-Manufacturing Division	2006	$237,600	(6)	$25,000	(7)	—	—	—	—		$48,830)	(8)	$311,430
Douglas S. Goldsmith, President- Quarry Division	2006	$185,004		—		—	—	—	$29,411		$1,650	(9)	$216,065
Richard M. Urbach, President-Retail Division	2006	$150,008		$25,000	(10)	—	—	—	$8,098		$1,650	(11)	$184,756
Rick Wrabel, Former President-Memorials Division (12)	2006	$133,335		—		—	—	—	—		$464,600	(13)	$597,935
Caryn A. Crump, Former Senior Vice President of Marketing/Memorials Division (14)	2006	$93,750		—		—	—	—	—		$178,042	(15)	$271,792

(1)

Incentive payments under the 2006 Annual Incentive Plan would have been accrued in 2006 but paid in 2007. No payments were made to the Named Executive Officers pursuant to the 2006 Annual Incentive Plan.

(2)	Includes $100,000 of salary earned but deferred at the election of Mr. Swenson pursuant to the Rock of Ages Key Employees Deferred Salary Plan.

(3)

Includes $34,318 of interest credited on deferred compensation pursuant to the DS Plan in excess of 120% of the applicable federal long term rate for 2006, 103,002 increase in the actuarial value of Mr. Swenson's benefit under the DB Plan; and $28,615 increase in the actuarial value of Mr. Swenson's benefit under the SC Agreement.

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

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kurt M. Swenson	—	—	—	—	—	—	—	—	—
Nancy Rowden Brock	25,000	—	—	$6.02	6/22/2015	—	—	—	—
Donald Labonte	15,000	—	—	$5.98	2/8/2012	—	—	—	—
Douglas S. Goldsmith	25,000	—	—	$5.98	2/8/2012	—	—	—	—
Richard M. Urbach	—	—	—	—	—	—	—	—	—
Rick Wrabel (1)	—	—	—	—	—	—	—	—	—
Caryn A. Crump (2)	—	—	—	—	—	—	—	—	—

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

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($) (1)	Payments During Last Fiscal Year ($)
(a)	(b)	(c)	(d)	(e)
Kurt M. Swenson	DB Plan SC Agreement	33 (2) 23	$933,451 $1,411,057	—
Nancy Rowden Brock	DB Plan	1	$31,332 (3)	—
Donald Labonte (4)	—	—	—	—
Douglas S. Goldsmith	DB Plan	15	$125,340	—
Richard M. Urbach	DB Plan	2	$16,230 (5)	—
Rick Wrabel (6)	DB Plan	—	—	—
Caryn A. Crump (7)	DB Plan	—	—	—

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

	SHARES OF CLASS B COMMON STOCK BENEFICIALLY OWNED		SHARES OF CLASS A COMMON STOCK BENEFICIALLY OWNED
NAME AND ADDRESS OF BENEFICIAL OWNER (1)	NUMBER	PERCENT OF CLASS	NUMBER (2)	PERCENT OF CLASS (2)

Dimensional Fund Advisors, Inc (3) 1299 Ocean Avenue Santa Monica, CA90401	—	—	282,244	6.0%

Lord Abbett & Co., LLC (4) 90 Hudson Street Jersey City, NJ07302	—	—	240,900	5.1%

Estate of Douglas M. Schair (5)**	—	—	570,303	12.2%
Kurt M. Swenson (6) **	1,005,000	36.7%	1,135,000	20.0%
Kevin C. Swenson (7) Willougby Colby Rd. Warner, NH 03278	1,023,489	37.4%	1,023,489	18.0%
Robert L. Pope 46 Grand View Farm Rd. Barre, VT 05641-8335	144,875	5.3%	160,875	3.3%
Richard C. Kimball **	29,126	1.1%	113,426	2.4%
Charles M. Waite (8)**	29,126	1.1%	51,000	1.0%
James L. Fox (9) **	—	—	7,000	*
Frederick E. Webster Jr.**	—	—	5,000	*
Donald Labonte (10)**	—	—	15,000	*
Pamela G. Sheiffer**	—	—	2,500	*
All directors and executive officers as a group (10 persons)	1,063,252	38.8%	1,391,426	24.3%

**  Named Executive Officer and/or Director or former Director
*    Less than 1%

(1)	The business address of each director and executive officer of the Company is c/o Rock of Ages Corporation, 772 Graniteville Road, Graniteville, Vermont 05654.

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

(7)	Kevin C. Swenson is the brother of Kurt M. Swenson.

(8)	Includes 6,000 shares of Class A Common Stock subject to currently exercisable stock options.

(9)	Includes 6,000 shares of Class A Common Stock subject to currently exercisable options.

(10)	All 15,000 shares of Class A Common Stock subject to currently exercisable options.

Equity Compensation Plan Information

The following table sets forth information regarding the Company's equity compensation plan as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	271,000	$6.08	525,000

Equity compensation plans not approved by security holders	None	None	None

Total	271,000	$6.08	525,000

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

21.	Subsidiaries of the Company

23.1	Consent of KPMG LLP

23.2	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 25, 2007

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

21.	Subsidiaries of the Company

23.1	Consent of KPMG LLP

23.2	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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