Form 10-Q
period 2007-06-30
ROCK OF AGES CORP
filed 2007-08-13
CIK 84581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(802) 476-3121

(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
As of August 10, 2007, 4,660,800 shares of Class A Common Stock and 2,738,596 shares of Class B Common Stock of the registrant were outstanding.

ROCK OF AGES CORPORATION
INDEX
Form 10-Q for the Quarterly Period
Ended June 30, 2007

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Rock of Ages Corporation (“Rock of Ages” or the “Company”) and events to differ materially from those contained in such statements. All statements other than statements of historical fact could be deemed forward-looking statements, and may include projections of revenue, gross profit, expenses, earnings or losses from operations or other financial items; any statements of the plans, strategies and objectives of the Company or its management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions may include the challenge of successfully implementing our strategic plan intended to enhance our overall profitability; adding new independent retailers; uncertainties involving quarry yields and demand for Rock of Ages’ dimension stone; risks and uncertainties involving refinancing our existing, or entering into new, credit facilities; and other risks and uncertainties described herein, including, but not limited to the items discussed in “Risk Factors That May Affect Future Results” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as amended pursuant to Amendment No. 1 on Form 10-K/A filed on May 25, 2007 (the “2006 Annual Report”) and in Part II, Item 1A of this report, and that are otherwise described from time to time in Rock of Ages’ reports filed with the Securities and Exchange Commission after the date of filing of this report.
We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
ROCK OF AGES CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share amounts)

	June 30,	December 31,
ASSETS	2007	2006
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$2,922	$3,345
Restricted cash	969	945
Trade receivables, net	12,301	13,961
Inventories	25,281	24,932
Income taxes receivable	149	149
Other current assets	1,590	1,887

Total current assets	43,212	45,219

Property, plant and equipment, net	45,458	46,263
Cash surrender value of life insurance	168	168
Identified intangible assets, net	448	498
Goodwill	387	387
Debt issuance costs, net	21	63
Due from affiliates	915	830
Long term investments	762	704
Other long term assets	249	256

Total assets	$91,620	$94,388

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Borrowings under line of credit	$12,466	$13,218
Current maturities of long-term debt	19,373	20,726
Trade payables	1,914	2,425
Accrued expenses	2,861	3,193
Salary continuation and other post-employment benefits	568	567
Customer deposits	8,279	6,866

Total current liabilities	45,461	46,995
Long-term debt, excluding current installments	297	251
Salary continuation liability, net of current portion	5,803	5,818
Accrued pension cost	5,938	5,545
Accrued other post-employment benefit cost, net of current portion	1,906	2,070
Deferred tax liabilities	61	56
Other	1,245	1,152

Total liabilities	60,711	61,887

Commitments
Stockholders’ equity:
Preferred stock — $.01 par value; 2,500,000 shares authorized
No shares issued or outstanding	—	—
Common stock — Class A, $.01 par value; 30,000,000 shares authorized; 4,660,800 shares issued and outstanding as of June 30, 2007 and December 31, 2006	47	47
Common stock — Class B, $.01 par value; 15,000,000 shares authorized; 2,738,596 shares issued and outstanding as of June 30, 2007 and December 31, 2006	27	27
Additional paid-in capital	65,551	65,551
Accumulated deficit	(29,406)	(26,796)
Accumulated other comprehensive loss	(5,310)	(6,328)

Total stockholders’ equity	30,909	32,501

Total liabilities and stockholders’ equity	$91,620	$94,388

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net Revenues:
Quarry	$7,683	$7,041	$11,672	$10,797
Manufacturing	8,767	8,033	12,725	11,953
Retail	10,876	10,068	13,308	14,004

Total net revenues	27,326	25,142	37,705	36,754

Cost of goods sold:
Quarry	5,741	5,285	10,840	9,703
Manufacturing	5,417	5,664	8,643	8,950
Retail	4,580	4,509	6,094	6,852

Total cost of goods sold	15,738	15,458	25,577	25,505

Gross Profit:
Quarry	1,942	1,756	832	1,094
Manufacturing	3,350	2,369	4,082	3,003
Retail	6,296	5,559	7,214	7,152

Total gross profit	11,588	9,684	12,128	11,249

Operating Expenses:
Selling, general and administrative expenses:
Quarry	769	704	1,495	1,599
Manufacturing	1,013	952	1,941	2,183
Retail	4,119	4,604	7,662	9,194
Retail restructuring costs	—	1,686	—	1,686
Corporate overhead	1,169	1,289	2,521	2,601

Total SG&A expenses	7,070	9,235	13,619	17,263

Insurance recovery — quarry asset	(212)	(100)	(212)	(100)
Impairment of note receivable	—	100	—	100
Foreign exchange loss	—	16	—	16

Total operating expenses	6,858	9,251	13,407	17,279

Income (loss) from continuing operations before interest expense and income taxes	4,730	433	(1,279)	(6,030)

Other (income) expense, net	(92)	(61)	(157)	(111)
Interest expense	675	597	1,295	1,238

Income (loss) from continuing operations before income taxes	4,147	(103)	(2,417)	(7,157)

Income tax expense	205	205	193	170

Income (loss) from continuing operations	3,942	(308)	(2,610)	(7,327)
Discontinued operations, net of income taxes	—	1	—	(28)

Net income (loss)	$3,942	$(307)	$(2,610)	$(7,355)

Net income (loss) per share — basic and diluted:
Net income (loss) from continuing operations	$0.53	$(0.04)	$(0.35)	$(0.99)
Discontinued operations, net of income taxes	0.00	0.00	0.00	0.00

Net income (loss) per share	$0.53	$(0.04)	$(0.35)	$(0.99)

Weighted average number of common shares outstanding — basic and diluted	7,399	7,399	7,399	7,399

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,	July 1,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,610)	$(7,355)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Gain)/loss on sale of assets	(121)	173
Insurance recovery — quarry asset	(212)	(100)
Depreciation, depletion and amortization	1,846	2,147
CSV of life insurance	—	(51)
Changes in operating assets and liabilities:
Restricted cash	(24)	(16)
Trade receivables, net	1,827	2,755
Inventories	(28)	23
Other current assets	303	1,162
Other long-term assets	(78)	—
Trade payables, accrued expenses and income taxes	(896)	213
Customer deposits	1,413	517
Salary continuation and pension	205	193
Other liabilities	93	195

Net cash provided by (used in) operating activities	1,718	(144)

Cash flows from investing activities:
Purchases of property, plant and equipment	(696)	(956)
Proceeds from sale of assets, net	163	391
Insurance recovery	212	100

Net cash used in investing activities	(321)	(465)

Cash flows from financing activities:
Net (repayments) borrowings under line of credit	(752)	642
Principal payments on long-term debt	(1,308)	(804)

Net cash used in financing activities	(2,060)	(162)

Effect of exchange rate changes on cash	240	66

Net decrease in cash and cash equivalents	(423)	(705)
Cash and cash equivalents, beginning of period	3,345	1,986

Cash and cash equivalents, end of period	$2,922	$1,281

Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,382	$1,286
Income taxes	243	224
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(1)	Basis of Presentation and Restatement
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year. The Company has historically experienced certain seasonal patterns. Generally, our net sales have been highest in the second or third quarter and lowest in the first quarter of each year due primarily to weather conditions affecting operations in Vermont and Canada and the setting of memorials in cemeteries located in northern regions. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as amended pursuant to Amendment No. 1 on Form 10-K/A filed on May 25, 2007 (SEC File No. 000-29464) (the “2006 Annual Report”).
In this report, the terms “Company,” “we,” “us,” or “our” mean Rock of Ages Corporation and all subsidiaries included in our consolidated financial statements.
The Company’s fiscal year ends on December 31 and its fiscal quarters are the 13-week periods ending on the Saturday nearest March 31, June 30 and September 30. As a result, the first and fourth quarter may be more or less than 13 weeks, by 1 to 6 days, which can affect comparability between periods.
The Company adopted Statement of Financial Accounting Standards (SFAS) No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” as of December 31, 2006. The transition provisions of SFAS No. 158 require that previously unrecognized gains and losses, prior service costs or credits and transition assets or obligations be accounted for as a direct adjustment of accumulated other comprehensive income (loss) as of the end of the year. In adopting SFAS No. 158, the Company incorrectly included the effect of initial adoption of $4,261,762 as a component of other comprehensive loss for the year ended December 31, 2006 resulting in an overstatement of such loss by the same amount rather than displaying the adoption impact as a separate component of accumulated other comprehensive loss.
The Company will correct the consolidated statement of stockholders’ equity and comprehensive loss for the year ended December 31, 2006 in the Form 10-K for the year ending December 31, 2007. The immaterial revision will have no impact on net loss, total accumulated other comprehensive loss, total assets or cash flows for the year ended December 31, 2006.
(2)	Operating Matters and Liquidity
The credit facility with our Lenders expires in October 2007. We have begun discussions with our Lenders on the renewal of the facility, received a term sheet from them and we expect to conclude negotiations and enter into a new credit agreement by the end of the third quarter or early in October. The Company was in full compliance with all covenants of the existing credit facility at June 30, 2007 (see Note 10).
At the end of the second quarter of 2007, order receipts and/or backlogs are up compared to the second quarter of 2006 and management believes the Company’s prospects have improved over what they were at the same time in 2006. Management believes that for the 2007 fiscal year, the Company will operate at a profit and will generate positive cash flows. Accordingly, we expect to be in compliance with all existing covenants through the remaining term of the credit facility. If the Company does not operate at cash flow levels sufficient to comply with its loan covenants during 2007 and is unable to renew its credit facility with CIT, or is unable to obtain a replacement facility from another lender, the related lack of liquidity would have a material adverse effect on the Company’s operations and future prospects and could require the Company to cease operations or seek protection under state or federal insolvency or bankruptcy laws.

(3)	Stock-Based Compensation
In the fourth quarter of 2005, the Company accelerated the vesting of all unvested stock options previously awarded to officers, directors and employees. The primary purpose of accelerating the vesting of these options was to reduce the Company’s future reported compensation expense upon the adoption of SFAS No. 123R, “Share Based Payment” in the first quarter of 2006. As a result, options to purchase approximately 333,600 shares of Class A common stock which would have vested over the subsequent 48 months became immediately exercisable. Restrictions were imposed on any shares received through the exercise of accelerated options that prevent the sale of any of these shares prior to the original vesting date of the option.
The following tables set forth stock option activity for the periods ended June 30, 2007 and July 1, 2006 and information on outstanding and exercisable options at June 30, 2007:

	Six Months Ended
	June 30, 2007		July 1, 2006
		Weighted		Weighted
	Number	Average	Number	Average
	Of Options	Exercise Price	Of Options	Exercise Price
Outstanding at beginning of period	271,000	$6.08	528,000	$6.51

Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	(65,000)	5.98	(55,000)	6.51

Outstanding at end of period	206,000	$6.11	473,000	$6.51

Exercisable at end of period	206,000		473,000

Weighted average remaining contractual life	4.8 years

June 30, 2007
	Number of options	Weighted average
	outstanding and	remaining
Exercise price	exercisable	contractual life
$5.98	169,000	4.58 Years
$8.21	12,000	1.08 Years
$6.02	25,000	8.00 Years

	206,000

At June 29, 2007, the closing price of the Company’s stock was less than the exercise price of the outstanding options, therefore, there was no aggregate intrinsic value of outstanding options.

(4)	Inventories
Inventories consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Raw materials	$13,484	$14,073
Work-in-process	1,642	1,156
Finished goods and supplies	10,155	9,703

	$25,281	$24,932

(5)	Earnings (Loss) Per Share
The following is a reconciliation of shares used in calculating basic and diluted earnings (loss) per share (in thousands):

	Three and Six Months Ended
	June 30,	July 1,
	2007	2006
Basic weighted average shares	7,399	7,399
Effect of dilutive stock options	—	—

Diluted weighted average shares	7,399	7,399

Options to purchase 206,000 and 473,000 shares of Class A common stock were outstanding at June 30, 2007 and July 1, 2006, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive during the three and six month periods of each year.
(6)	Segment Information
The Company is organized based on the products and services it offers. Under this organizational structure, the Company operates in three segments: quarry, manufacturing and retail.
The quarry segment extracts granite from the ground and sells it to the manufacturing segment and to outside manufacturers, including customers in Europe and China. There was one quarry customer that represented approximately 11% of accounts receivable at June 30, 2007; no single customer represented 10% or more of accounts receivable at July 1, 2006.
The manufacturing segment’s principal products are granite memorials and mausoleums used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications. The retail segment engraves and sells memorials and other granite products at various locations throughout several regions of the United States.
The other segment includes unallocated corporate overhead. The Company reports as unallocated overhead the salaries and benefits of its chief executive officer, chief financial officer, general counsel and other finance and administrative employees, and expenses that are not directly attributable to a particular segment.

Inter-segment revenues are accounted for as if the sales were to third parties and then eliminated in consolidation.

The following is the unaudited segment information for the three- and six-month periods ended June 30, 2007 and July 1, 2006 (in thousands):
Three-month period:

				Corporate Overhead
2007	Quarry	Manufacturing	Retail	and Other	Total
Total net revenues	$8,416	$10,858	$10,876	$—	$30,150
Inter-segment net revenues	(733)	(2,091)	—	—	(2,824)

Net revenues	7,683	8,767	10,876	—	27,326

Total gross profit	2,067	3,249	6,272	—	11,588
Inter-segment gross profit	(125)	101	24	—	—

Gross profit	1,942	3,350	6,296	—	11,588

Selling, general and administrative expenses	769	1,013	4,119	1,169	7,070

Insurance recovery — quarry asset	(212)	—	—	—	(212)

Total operating expenses	557	1,013	4,119	1,169	6,858

Income (loss) from continuing operations before interest and taxes	$1,385	$2,337	$2,177	$(1,169)	$4,730

				Corporate Overhead
2006	Quarry	Manufacturing	Retail	and Other	Total
Total net revenues	$7,609	$10,475	$10,068	$—	$28,152
Inter-segment net revenues	(568)	(2,442)	—	—	(3,010)

Net revenues	7,041	8,033	10,068	—	25,142

Total gross profit	1,848	2,305	5,531	—	9,684
Inter-segment gross profit	(92)	64	28	—	—

Gross profit	1,756	2,369	5,559	—	9,684

Selling, general and administrative expenses	704	952	4,604	1,289	7,549

Retail restructuring costs	—	—	1,686	—	1,686

Insurance recovery — quarry asset	(100)	—	—	—	(100)

Impairment of note receivable	—	—	—	100	100

Foreign exchange loss	—	—	—	16	16

Total operating expenses	604	952	6,290	1,405	9,251

Income (loss) from continuing operations before interest and taxes	$1,152	$1,417	$(731)	$(1,405)	$433

Six-month period:

				Corporate Overhead
2007	Quarry	Manufacturing	Retail	and Other	Total
Total net revenues	$12,867	$16,073	$13,308	$—	$42,248
Inter-segment net revenues	(1,195)	(3,348)	—	—	(4,543)

Net revenues	11,672	12,725	13,308	—	37,705

Total gross profit	985	3,975	7,168	—	12,128
Inter-segment gross profit	(153)	107	46	—	—

Gross profit	832	4,082	7,214	—	12,128

Selling, general and administrative expenses	1,495	1,941	7,662	2,521	13,619

Insurance recovery — quarry asset	(212)	—	—	—	(212)

Total operating expenses	1,283	1,941	7,662	2,521	13,407

Income (loss) from continuing operations before interest and taxes	$(451)	$2,141	$(448)	$(2,521)	$(1,279)

				Corporate Overhead
2006	Quarry	Manufacturing	Retail	and Other	Total
Total net revenues	$11,837	$15,734	$14,004	$—	$41,575
Inter-segment net revenues	(1,040)	(3,781)	—	—	(4,821)

Net revenues	10,797	11,953	14,004	—	36,754

Total gross profit	1,186	2,956	7,107	—	11,249
Inter-segment gross profit	(92)	47	45	—	—

Gross profit	1,094	3,003	7,152	—	11,249

Selling, general and administrative expenses	1,599	2,183	9,194	2,601	15,577

Retail restructuring costs	—	—	1,686	—	1,686
Insurance recovery — quarry asset	(100)	—	—	—	(100)
Impairment of note receivable	—	—	—	100	100

Foreign exchange loss	—	—	—	16	16

Total operating expenses	1,499	2,183	10,880	2,717	17,279

Income (loss) from continuing operations before interest and taxes	$(405)	$820	$(3,728)	$(2,717)	$(6,030)

Net revenue by geographic area, attributed to countries based on where product is produced, for the three and six months ended June 30, 2007 and July 1, 2006 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net revenues:
United States	$24,064	$22,198	$33,338	$32,719
Canada	3,117	2,895	4,210	3,902
Ukraine	145	49	157	133

Total net revenues	$27,326	$25,142	$37,705	$36,754

Net revenue by geographic area, attributed to countries based on where the product is shipped, for the three and six months ended June 30, 2007 and July 1, 2006 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net revenues:
China	$2,477	$2,012	$3,741	$3,182
Italy	320	236	444	293
Other foreign countries (excluding Canada)	34	62	84	120

	2,831	2,310	4,269	3,595
United States and Canada	24,495	22,832	33,436	33,159

Total net revenues	$27,326	$25,142	$37,705	$36,754

Net property, plant and equipment by geographic area are as follows (in thousands):

	June 30,	December 31,
	2007	2006
United States	$42,205	$43,089
Canada	3,224	3,128
Luxembourg	29	46

	$45,458	$46,263

(7)	Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists of the following components (in thousands):

				Accumulated
	Foreign Currency	Minimum Pension	Investments	Other
	Translation	Liability	Available for	Comprehensive
	Adjustment	Adjustment	Sale	Loss
Balance at December 31, 2006	$1,671	$(8,145)	$146	$(6,328)
Changes in 2007	992	—	26	1,018

Balance at June 30, 2007	$2,663	$(8,145)	$172	$(5,310)

Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Net income (loss)	$3,942	$(307)	$(2,610)	$(7,355)
Other comprehensive income loss:
Foreign currency translation adjustment	889	493	992	451
Investment available for sale	86	17	26	(17)

Comprehensive income (loss)	$4,917	$203	$(1,592)	$(6,921)

(8)	Components of Net Periodic Benefit Cost
Components of net periodic benefit cost are as follows (in thousands):
Three Months Ended June 30, 2007 and July 1, 2006

	NON-UNION		SALARY		OTHER POST
	PENSION BENEFITS		CONTINUATION BENEFITS		EMPLOYMENT BENEFITS
	June 30,	July 1,	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006	2007	2006
Service cost	$136	$129	$—	$—	$5	$6
Interest cost	352	342	79	78	30	29
Expected return on plan assets	(400)	(380)	—	—	—	—
Amortization of prior service costs	35	35	20	28	25	24
Amortization of net loss	62	71	—	—	—	—

Net periodic benefit cost	$185	$197	$99	$106	$60	$59

Six Months Ended June 30, 2007 and July 1, 2006

	NON-UNION		SALARY		OTHER POST
	PENSION BENEFITS		CONTINUATION BENEFITS		EMPLOYMENT BENEFITS
	June 30,	July 1,	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006	2007	2006
Service cost	$272	$267	$—	$—	$10	$12
Interest cost	704	686	158	156	60	58
Expected return on plan assets	(800)	(761)	—	—	—	—
Amortization of prior service costs	70	70	40	56	50	48
Amortization of net loss	124	149	—	—	—	—

Net periodic benefit cost	$370	$411	$198	$212	$120	$118

The Company expects to contribute $740,000 to the defined benefit pension plan during 2007. As of June 30, 2007, $200,000 has been contributed.

(9)	Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”, (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect, if any, that the adoption of SFAS No. 159 may have on our financial statements.
In September 2006, the FASB finalized SFAS No. 157, “Fair Value Measurements” which will become effective in 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 will be applied prospectively to fair value measurements and disclosures beginning in the first quarter of 2008. We are currently evaluating the effect, if any, that the adoption of SFAS No. 157 may have on our financial statements.
(10)	Credit Facility
We have a credit facility with the CIT Group/Business Credit and Chittenden Trust Company (the “Lenders”) that is scheduled to expire in October 2007 and is secured by substantially all assets of the Company located in the United States. The facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable, inventory and certain fixed assets. Pursuant to the Amendment (defined below), the Lenders have placed a reserve of $2 million against availability under the revolving credit facility with the Lenders retaining the right to over advance at their discretion. Amounts outstanding were $12,466,000 and $19,346,000 as of June 30, 2007 and $13,218,000 and $20,716,000 as of December 31, 2006, on the revolving credit facility and the term loan line of credit, respectively. Availability under the revolving credit facility was $7,534,000 (including the $2 million reserve) as of June 30, 2007. The weighted average interest rate was 7.61% and 7.54% on the revolving credit facility in the second quarter of 2007 and 2006, respectively. The credit facility loan agreement places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, make capital expenditures, repurchase stock and make investments or guarantees, without pre-approval by the Lenders. The credit facility agreement also contains certain covenants for a minimum Operating Cash Flow to Debt Service Ratio (the “Ratio”) and a limit on the Total Liabilities to Net Worth Ratio of the Company.
Minimum Operating Cash Flow to Debt Service Ratio. The facility requires the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA) less taxes paid and capital expenditures, to the sum of interest and scheduled debt repayments be at least 1.25 for the trailing twelve-month period at the end of each quarter. Primarily as a result of significant Eurimex arbitration expenses in 2004 and operating losses in 2004, 2005 and 2006, we have been in violation of this covenant and have received waivers and amendments of this covenant from the Lenders, which adjust the required covenant levels through the remaining term of the facility. In October 2006, the Lenders amended (the “Amendment”) our credit facility and changed the method of calculating the Ratio for the trailing four quarters by allowing the Company to exclude the $1,686,000 retail restructuring charge taken in the second quarter of 2006. In the first quarter of 2007, the Company anticipated being in violation of the Ratio covenant due to the financial impact of adverse weather conditions during the quarter. The Lenders granted a waiver and the Company was in compliance with the terms of the waiver at the end of the first quarter. The Ratio was 1.38 to 1.00 at June 30, 2007 and therefore the Company was in compliance with the Ratio covenant. The Company expects to be in compliance with this covenant through the remaining term of the credit facility.
Total Liabilities to Net Worth Ratio. Our credit facility also requires that the ratio of our total liabilities to net worth (the “Leverage Ratio”) not exceed 2. Pursuant to the Amendment described above, the calculation of the Leverage Ratio was changed by excluding from that calculation any change in tangible net worth (up to a maximum of $6,000,000) directly resulting from the Company’s compliance with SFAS No. 158. In relevant part, SFAS No. 158 required us to place on our books certain unrecognized and unfunded retirement liabilities as of December 31, 2006. At June 30, 2007, we were in compliance with the Leverage Ratio covenant as amended, and we expect to be in compliance with this covenant throughout the remaining term of the credit facility.
(11)	Income Taxes
The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”) effective January 1, 2007. FIN 48 creates a single model to address accounting for uncertainty in income tax positions and requires application of a “more likely than not” threshold to the recognition and derecognition of income tax positions. It also provides guidance on classification, interest and penalties and interim period accounting. In addition, in May 2007, the FASB published FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. As of our adoption date of FIN 48, our accounting is consistent with the guidance in FSP FIN 48-1.

The Company recorded no unrecognized tax benefits or liabilities as a result of adopting FIN 48 and accordingly we recorded no accrued interest or penalties. We do not have any accrued interest or penalties at June 30, 2007 but if they are incurred in the future, interest would be recognized as interest income or expense and penalties would be included in SG&A. We do not anticipate a material change in our tax positions within the next twelve months.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2003 or Canadian tax authorities for years before 2002.
Income taxes in the second quarter and first half of 2007 and 2006 result from earnings at our Canadian subsidiary.
At the end of the second quarter of 2005, based on the level of taxable income and projections for future taxable income, the Company believed it was no longer more likely than not that it would generate the required taxable income to fully realize the benefit of the net U.S. deferred tax assets. As such, we adjusted our valuation allowance against the deferred tax assets to fully reserve for the entire net U.S. deferred tax asset. At each subsequent period, including at the end of the second quarter of 2007, we reached a similar conclusion, therefore we have continued to fully reserve for the entire net U.S. deferred tax asset. We will continue to assess the valuation allowance on a regular basis and may reduce the valuation allowance if and/or when the Company has taxable income from its U.S. operations.
(12)	Goodwill
We assess impairment of goodwill in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” In the first quarter of 2007, we performed our annual assessment of goodwill which is included in the quarry segment. We calculated the fair value of the quarry segment based on the estimated expected discounted future cash flows using the Company’s weighted average cost of capital. We concluded that the quarry segment could support the goodwill of $387,000.
(13)	Discontinued Operations
In June 2006, the Company decided to sell the Kershaw quarries in South Carolina. This decision represented a disposal of long-lived assets under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, results of this quarry were classified as discontinued operations and prior periods were adjusted to reflect this reclassification. In December 2006, the Company completed the sale for $900,000 in cash. A gain of $614,000 was recognized on the completion of the transaction. For business reporting purposes, the Kershaw quarries were previously classified in the Quarry segment.
Operating results from the Kershaw quarries were as follows (in thousands):

	Three Months Ended	Six Months Ended
	July 1, 2006	July 1, 2006
Net sales	$140	269
Gross profit (loss)	1	(28)
Pretax profit (loss)	1	(28)
Income taxes	—	—

Net income (loss)	$1	(28)

(14)	Retail Restructuring Costs
In May 2006, the Company restructured the senior management organization for its retail segment. The restructuring was substantially completed during the second quarter of 2006. In connection with this, and in accordance with SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities”, the Company recorded a charge of $1,686,000 in the second quarter of 2006 for the severance packages for the management team and other positions that were eliminated in the transition, as well as certain other related costs. The cost of the severance packages and other costs related to the change in management have been presented separately in the consolidated statements of operations as retail restructuring costs. As of June 30, 2007, all payments had been made in connection with the restructuring and the related liability had been extinguished.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Rock of Ages is an integrated quarrier, manufacturer, distributor and retailer of granite and products manufactured from granite. During the second quarter of 2007, we had three business segments: quarry, manufacturing and retail. The quarry division sells granite blocks to the manufacturing division and to outside manufacturers, as well as to customers outside North America. The manufacturing division’s principal products are granite memorials and mausoleums used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications. The retail division primarily sells granite memorials directly to consumers.
Second quarter 2007 revenues in our quarry division were up over last year. The improvement came primarily from sales of our Salisbury Pink and Barre Gray stones. In addition, the gross margin for the second quarter of 2007 was higher than the same period last year. Net operating income was higher than last year, as the improved gross profit exceeded higher SG&A expenses.
Revenue in our manufacturing division was up in the second quarter of 2007 from the same period last year. In addition, in the second quarter of 2007 the gross margin improved significantly, more than offsetting higher SG&A expenses. Therefore, second quarter net operating income in the manufacturing segment was well ahead of last year.
Revenues in our retail segment were higher in the second quarter of 2007 than a year ago. In addition, the gross margin improved and SG&A expenses were lower in second quarter 2007 compared with the same period last year. Therefore, retail operating income was up significantly in the second quarter of 2007 compared with the year-ago period due to efforts undertaken since April 2006.
Critical Accounting Policies
General
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.
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
At our Barre, Vermont quarries, we allow customers to purchase granite blocks and request that we store the blocks for them. Many of our customers do not have adequate storage space at their facilities and want to ensure an adequate supply of blocks, especially when the Barre quarries are closed from mid-December through mid-March because of weather. Our quarry division recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition. Blocks are sold when the customer selects and identifies the block at the quarry site, requests the block be stored and has significant business reasons to do so. At that time, the block is removed from our inventory, the customer’s name is printed on the block, and title and risk of loss pass to the buyer. The customer is invoiced and normal payment terms apply, except in the case of December terms described below. Granite blocks owned by customers remain on our property for varying periods of time after title passes to the buyer. We retain a delivery obligation using our trucks. However, we consider the earnings process substantially complete because the cost of delivery service is inconsequential (less than 3%) in relation to the price. Further, under industry terms of trade, title passes and the payment obligation is established when the block is identified at the quarry.
Each December, we offer special payment terms to our Barre quarries’ customers. As noted above, from approximately mid-December to approximately mid-March, our Barre quarries are closed due to weather. During this time, the quarry customers’ manufacturing plants remain open, and many prefer to ensure they own blocks of a size and quality selected by them prior to the quarries’ closure. All blocks purchased in December are invoiced on or about December 31 and, at that time, the blocks are removed from inventory, the customer’s name is printed on the blocks, and title and risk of loss pass to the buyer. Payment terms are one-third of the invoice amount on January 15, one-third on February 15, and one-third on March 15. The program provides essentially the normal 30-day payment terms during the months when the Barre quarries are closed notwithstanding the customer purchases a three-month supply in December and makes payments over 90 days. Customers need not use these special December terms and may buy from inventory during the closure period on a first-come, first-served basis with the normal 30-day payment terms.
Manufacturing Division
We record revenue related to granite transferred internally from our quarries only after the granite is manufactured into a finished product and sold to an outside customer. Manufacturing revenues related to outside customers are recorded when the finished product is shipped from our facilities or set in the cemetery, if we are responsible for the setting, when risk of ownership transfers, persuasive evidence of an arrangement exists and collectibility is reasonably assured. Revenue related to finished products transferred internally to our owned retail outlets is recorded by the retail division when ultimately sold to an outside customer.
Retail Division
Retail revenues are recorded when the finished monument is set in the cemetery, which is when risk of ownership transfers, and when persuasive evidence of an arrangement exists and collectibility is reasonably assured.
Impairment of long-lived assets
Our long-lived assets consist primarily of property and equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such an asset may not be recoverable in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”, (“SFAS No. 144”). Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or a change in utilization of property and equipment.
Recoverability of the undepreciated cost of property and equipment is measured by comparing the carrying amount to the estimated future undiscounted net cash flows the assets are expected to generate. Those cash flows include an estimated terminal value based on a hypothetical sale at the end of the assets’ depreciation period. Estimating these cash flows and terminal values requires management to make judgments about the growth in demand for our products, sustainability of gross margins, and our ability to achieve economies of scale. If assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.

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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, (“SFAS No. 158”). This Statement requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. It also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS No. 158 was implemented as of December 31, 2006. Due to the implementation of SFAS No. 158 the Company recognized a reduction of $409,400 in prepaid pension costs and intangible assets; an increase of $3,852,362 in accrued pension and post-retirement liabilities; and a charge of $4,261,762 to accumulated other comprehensive loss. See Note 1 herein for additional information related to the correction of the Company’s accounting for the initial adoption of SFAS No. 158.

Results of Operations
The following table sets forth certain statement of operations data as a percentage of total net revenues with the exception of quarry, manufacturing and retail gross profit (loss) and SG&A, which are shown as a percentage of their respective segment’s net revenues.

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Net Revenues:
Quarry	28.1%	28.0%	31.0%	29.4%
Manufacturing	32.1%	30.0%	33.7%	32.5%
Retail	39.8%	40.0%	35.3%	38.1%

Total net revenues	100.0%	100.0%	100.0%	100.0%

Gross Profit:
Quarry	25.3%	24.9%	7.1%	10.1%
Manufacturing	38.2%	29.5%	32.1%	25.1%
Retail	57.9%	55.2%	54.2%	51.1%

Total gross profit	42.4%	38.5%	32.2%	30.6%

Operating Expenses:
Selling, general and administrative:
Quarry	10.0%	10.0%	12.8%	14.8%
Manufacturing	11.6%	11.9%	15.3%	18.3%
Retail	37.9%	45.7%	57.6%	65.7%
Retail restructuring costs	—	16.7%	—	12.0%
Corporate overhead	4.3%	5.1%	6.7%	7.1%

Total SG&A expenses	25.9%	36.7%	36.1%	47.0%

Insurance recovery — quarry asset	(0.8%)	(0.4%)	(0.5)%	(0.3%)
Impairment of note receivable	—	0.4%	—	0.3%
Foreign exchange loss	—	0.1%	—	—

Total operating expenses	25.1%	36.8%	35.6%	47.0%

Income (loss) from continuing operations before interest and income taxes	17.3%	1.7%	(3.4%)	(16.4%)

Other (income) expense, net	(0.3%)	(0.2%)	(0.4%)	(0.3%)
Interest expense	2.5%	2.3%	3.4%	3.4%

Income (loss) from continuing operations before income taxes	15.1%	(0.4%)	(6.4%)	(19.5%)

Income tax expense	0.7%	0.8%	0.5%	0.4%

Income (loss) from continuing operations	14.4%	(1.2%)	(6.9%)	(19.9%)

Discontinued operations, net of income taxes	—	—	—	0.1%

Net income (loss)	14.4%	(1.2%)	(6.9%)	(20.0%)

Three Months Ended June 30, 2007 Compared to Three Months Ended July 1, 2006
On a consolidated basis for all segments for the three-month period ended June 30, 2007, compared to the three month period ended July 1, 2006, revenue increased 8.7%, gross profit increased 19.7% and total SG&A expenses decreased 23.4%. The Company reported net income of $3.9 million in the second quarter of 2007, compared with a loss of $307,000 for the second quarter of 2006.
Quarry Segment Analysis
Revenue in our quarry operations for the three-month period ended June 30, 2007 was up 9.1% from the three-month period ended July 1, 2006 as a result of increased shipments from our Salisbury Pink and Barre Gray quarries.
Gross profit dollars from our quarry operations for the three-month period ended June 30, 2007 increased 10.6% and gross profit as a percentage of revenue, at 25.3%, was up from 24.9% for the three-month period ended July 1, 2006.
SG&A expenses in our quarry segment were up 9.2% or $65,000 for the three-month period ended June 30, 2007 compared to last year due primarily to increased sales travel and marketing.
Manufacturing Segment Analysis
Revenue in our manufacturing operations for the three-month period ended June 30, 2007 increased 9.1% from the three-month period ended July 1, 2006 as a result of an increase in the sales of memorials and industrial products. Mausoleum sales were down slightly from last year’s second quarter, which included a $1.8 million mausoleum project. At June 30, 2007, the total backlog for the manufacturing segment was $9.6 million, up $640,000, or 7.1%, as compared to July 1, 2006. Monumental product backlog was $8.6 million at June 30, 2007, up $870,000, or 11.3%, from monumental backlog levels at July 1, 2006, and the industrial product backlog at June 30, 2007 was $1.0 million, down $230,000, or 19.3%, from backlog levels at July 1, 2006.
Gross profit dollars from manufacturing operations increased 41.4% and gross profit as a percentage of manufacturing revenue increased by 8.7 percentage points for the three-month period ended June 30, 2007 compared to the three-month period ended July 1, 2006. The increase in these measures was attributable to significantly improved margins on mausoleum sales, which more than offset the slight decline in mausoleum sales.
SG&A costs for the three-month period ended June 30, 2007 for manufacturing operations increased $61,000 compared to the three-month period ended July 1, 2006, primarily due to increased sales commissions and marketing costs.
Retail Segment Analysis
Revenue in our retail operations for the three-month period ended June 30, 2007 increased 8.0% from the three-month period ended July 1, 2006. Order receipts in the second quarter of 2007 increased $518,000, or 6.5%, from the same period last year, and our backlog was $6.8 million at June 30, 2007, up $1 million from the same time last year.
Gross profit dollars from the retail operations increased 13.3% and gross profit as a percentage of revenue was up 2.7 percentage points from the same three-month period last year, to 57.9%. The increase in gross profit dollars resulted from both the higher sales volume and the improved margin in the second quarter of 2007. We expect to maintain our gross margin as a percentage of revenue at or above the historical 55% level for the remainder of the year.
SG&A costs from our retail operations decreased 10.5% for the three-month period ended June 30, 2007 compared to last year. The decrease in SG&A was primarily the result of actions taken during and since the second quarter of 2006. We made significant changes in the leadership of our retail segment early in the second quarter of 2006. Expenses associated with severance agreements and other restructuring charges amounted to $1.7 million, which is shown separately in the financial statements.

Consolidated Items
Corporate overhead, consisting of operating costs not directly related to an operating segment, decreased 9.3%, or $120,000, for the three-month period ended June 30, 2007 compared to the three-month period ended July 1, 2006 due primarily to lower salaries and benefits costs.
Late in 2005, an incident with a derrick in our Barre Gray quarry resulted in significant damage to the derrick. Insurance recoveries totaling $312,000 that restored the derrick to usefulness have been recognized in the period during which the insurance payments were received and are shown in the statements of operations as insurance recovery — quarry asset
Other income includes rental income from non-operating properties. This was up 50.8%, or $31,000, in the second quarter of 2007.
Interest expense increased 13.1%, to $675,000, for the three-month period ended June 30, 2007 compared to the three-month period ended July 1, 2006 as a result of higher market interest rates. The interest rates paid on our credit facility are tied to prime and LIBOR, both of which were higher in 2007 than for the same period in 2006.
Income tax expense was $205,000 for the three-month period ended June 30, 2007, the same as for the same three-month period in 2006. The tax expense reported in both periods was for our Canadian subsidiary. During the second quarter of both years we continued to fully reserve against our U.S. deferred tax asset.
Six Months Ended June 30, 2007 Compared to Six Months Ended July 1, 2006
On a consolidated basis for all segments for the six-month period ended June 30, 2007, compared to the same six-month period in 2006, revenue increased 2.6%, gross profit increased 7.8%, total SG&A expenses decreased 21.1% and the total operating loss decreased 64.5%.
Quarry Segment Analysis
Revenues in our quarry operations for the six-month period ended June 30, 2007 increased 8.1% from the six-month period ended July 1, 2006. The improvement in sales, particularly sales to overseas customers, continued from the first quarter into the second quarter.
Gross profit dollars from our quarry operations for the six-month period ended June 30, 2007 were 23.9% below the level for first half of 2006. Gross profit as a percentage of revenue decreased from 10.1% of revenue to 7.1% of revenue. The decreases in gross profit dollars and gross profit as a percentage of revenue were due to the performance of the Bethel and Barre quarries. Although performance improved in Pennsylvania, Gardenia and Salisbury, these quarries all showed negative gross profit for the first half of 2007. Our quarries have always shown significant losses in the first quarter of the year due to weather conditions and seasonal shut downs.
SG&A expenses in our quarry segment were down $104,000, or 6.5%, for the six-month period ended June 30, 2007 compared to last year, despite the increase discussed in the Quarry Segment Analysis for the three month period ended June 30, 2007. This was more than offset by the lower SG&A in the first quarter of 2007 due to lower salaries and benefits primarily due to the retirement of the former president of the division at the end of the first quarter of 2006.
Manufacturing Segment Analysis
Revenue in our manufacturing operations for the six-month period ended June 30, 2007 increased 6.5% from the six-month period ended July 1, 2006 as a result of increased shipments of mausoleums and other memorial products. Sales of industrial products, including press rolls, declined $338,000 from the first half in 2006.
Gross profit dollars from the manufacturing group increased 35.9% and gross profit as a percentage of manufacturing revenue increased by 7.0 percentage points, to 32.1%, for the six-month period ended June 30, 2007 compared to 25.1% for the six-month period ended July 1, 2006. The increase in gross profit is a result of the higher volumes of memorial products sold, particularly the higher-margin mausoleum sales.
SG&A costs for the six-month period ended June 30, 2007 for the manufacturing group decreased $242,000, or 11.1%, compared to the six-month period ended July 1, 2006. The increase in the second quarter of 2007 due to increased sales commissions and advertising costs was more than offset by the lower SG&A in the first quarter of 2007 due to the accrual for a severance agreement entered into during the first quarter of 2006.

Retail Segment Analysis
Revenue in our retail operations for the six-month period ended June 30, 2007 decreased 5.0% from the six-month period ended July 1, 2006 because of a lower starting backlog at January 1, 2007 compared to January 1, 2006.. Order receipts in the first half of 2007 increased $977,000, or 6.7%, from the same period last year, and our backlog was $6.8 million at June 30, 2007, up $1 million from the same time last year.
Gross profit dollars from the retail operations increased 0.9% and gross profit as a percentage of revenue increased 3.1 percentage points, to 54.2%, compared to the same six-month period last year.
SG&A costs from our retail operations decreased 16.7% for the six-month period ended June 30, 2007 compared to the six-month period ended July 1, 2006. The decrease in SG&A for the first half of 2007 was the result of the restructuring of retail management last year and efforts by new management to match our cost structure with our revenue stream. We made significant changes in the leadership of our retail segment early in the second quarter of 2006. Expenses associated with severance agreements and other restructuring charges amounted to $1.7 million, which is shown separately in the financial statements.
Consolidated Items
Corporate overhead decreased $80,000 for the six-month period ended June 30, 2007 compared to the six-month period ended July 1, 2006 due primarily to lower salaries and benefits costs.
Late in 2005, an incident with a derrick in our Barre Gray quarry resulted in significant damage to the derrick. Insurance recoveries totaling $312,000 that restored the derrick to usefulness have been recognized in the period during which the insurance payments were received and are shown in the statements of operations as insurance recovery — quarry asset.
Other income includes rental income from non-operating properties. This was up 41.4%, or $46,000, in the first half of 2007.
Interest expense increased 4.6%, or $57,000, for the six-month period ended June 30, 2007 compared to the six-month period ended July 1, 2006. While our average debt levels were lower compared to the same period last year, this was more than offset by higher market interest rates. The interest rates paid on our credit facility are tied to prime and LIBOR, both of which were higher in 2007 than for the same period last year.
Income tax expense was $193,000 for the six month period ended June 30, 2007, up from $170,000 for the same six-month period in 2006. The tax expense reported in both periods was for our Canadian subsidiary. During the first half of both years we continued to fully reserve against our U.S. deferred tax asset.
Liquidity and Capital Resources
Historically, we have met our short-term liquidity requirements primarily from cash generated by operating activities and periodic borrowings under the commercial credit facilities described below. Our credit facility with our Lenders expires in accordance with its terms in October 2007 and, accordingly, the entire amount due under our credit facility is classified as a current liability. We must enter into a new financing arrangement prior to the expiration of the current credit facility to ensure that we will have adequate liquidity to meet our long-term cash requirements. We have begun discussions with our Lenders on the renewal of the facility, received a term sheet from them and we expect to conclude negotiations and enter into a new credit agreement by the end of the third quarter or early in October.
We have historically contributed between $800,000 and $1.0 million per year to the defined benefit pension plan. The Company is not required to make any contribution in 2007, however we expect to contribute $740,000 to the defined benefit plan this year, which, we believe, we will be able to fund either from cash from operations or borrowing under our credit facilities. See note 8 of the Notes to Consolidated Financial Statements.
Our primary need for capital will be to maintain and improve our quarry, manufacturing and retail facilities. We have approximately $2 million planned for capital expenditures in 2007, which, we believe, we will be able to fund either from cash from operations or borrowings under our credit facilities.

Cash Flows
At June 30, 2007, we had cash and cash equivalents, excluding restricted cash, of $2.9 million and a working capital deficit of $2.2 million, compared to $2.1 million of cash and cash equivalents and $15.0 million of working capital at July 1, 2006. The working capital deficit in 2007 is entirely due to the classification of the entire amount due under our credit facility as a current liability.
Cash Flows from Operations. Net cash provided by operating activities was $1.7 million in the six-month period ended June 30, 2007 compared to net cash used of $144,000 in the same six-month period of 2006. The increase in cash flow is as a result of the lower operating loss in 2007 and the larger increase in customer deposits.
Cash Flows from Investing Activities. Cash flows used in investing activities were $321,000 in the six-month period ended June 30, 2007. Capital spending was $696,000. Cash used in investing activities in the same period in 2006 was $465,000. Capital spending was $956,000, primarily the purchase of $600,000 of new grinding/polishing equipment in our manufacturing operations. This was partly offset by the proceeds from the disposal of our retail operations in Georgia. Cash used in investing activities comes from either borrowings under our credit facilities or from operations.
Cash Flows from Financing Activities. Net cash used in financing activities in the six-month period ended June 30, 2007 was $2 million, which consisted of repayments on the long-term debt and the revolving line of credit. This compares to $162,000 used in financing activities in the corresponding period of 2006, which consisted of borrowings under the line of credit of $642,000 offset by repayments on the long-term debt of $804,000.
Capital Resources
CIT Credit Facility
We have a credit facility with the CIT Group/Business Credit and Chittenden Trust Company (the “Lenders”) that is scheduled to expire in October 2007 and is secured by substantially all assets of the Company located in the United States. The facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable, inventory and certain fixed assets. Pursuant to the Amendment (defined below), the Lenders have placed a reserve of $2 million against availability under the revolving credit facility with the Lenders retaining the right to over advance at their discretion. Amounts outstanding were $12,466,000 and $19,346,000 as of June 30, 2007 and $13,218,000 and $20,716,000 as of December 31, 2006, on the revolving credit facility and the term loan line of credit, respectively. Availability under the revolving credit facility was $7,534,000 (including the $2 million reserve) as of June 30, 2007. The weighted average interest rate was 7.6% and 7.5% on the revolving credit facility in the second quarter of 2007 and 2006, respectively. The credit facility loan agreement places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, make capital expenditures, repurchase stock and make investments or guarantees, without pre-approval by the Lenders. The credit facility agreement also contains certain covenants for a minimum Operating Cash Flow to Debt Service Ratio (the “Ratio”) and a limit on the Total Liabilities to Net Worth Ratio of the Company.
Minimum Operating Cash Flow to Debt Service Ratio. The facility requires the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA) less taxes paid and capital expenditures, to the sum of interest and scheduled debt repayments be at least 1.25 for the trailing twelve-month period at the end of each quarter. Primarily as a result of significant Eurimex arbitration expenses in 2004 and operating losses in 2004, 2005 and 2006, we have been in violation of this covenant and have received waivers and amendments of this covenant from the Lenders, which adjust the required covenant levels through the remaining term of the facility. In October 2006, the Lenders amended (the “Amendment”) our credit facility and changed the method of calculating the Ratio for the trailing four quarters by allowing the Company to exclude the $1,686,000 retail restructuring charge taken in the second quarter of 2006. In the first quarter of 2007, the Company anticipated being in violation of the Ratio covenant due to the financial impact of adverse weather conditions during the quarter. The Lenders granted a waiver and the Company was in compliance with the terms of the waiver at the end of the first quarter. The Ratio was 1.38 to 1.00 at June 30, 2007 and therefore the Company was in compliance with the Ratio covenant. The Company expects to be in compliance with this covenant through the remaining term of the credit facility.
Total Liabilities to Net Worth Ratio. Our credit facility also requires that the ratio of our total liabilities to net worth (the “Leverage Ratio”) not exceed 2. Pursuant to the Amendment described above, the calculation of the Leverage Ratio was changed by excluding from that calculation any change in tangible net worth (up to a maximum of $6,000,000) directly resulting from the Company’s compliance with SFAS No. 158. In relevant part, SFAS No. 158 required us to place on our books certain unrecognized and unfunded retirement liabilities as of December 31, 2006. At June 30, 2007, we were in compliance with the Leverage Ratio covenant as amended, and we expect to be in compliance with this covenant throughout the remaining term of the credit facility.

Interest Rates. We have a multi-tiered interest rate structure on our outstanding debt with the Lenders. We can elect the interest rate structure under the credit facility based on the prime rate or LIBOR for both the revolving credit facility and the term loan. The incremental rate above or below prime and above LIBOR is based on our Funded Debt to Net Worth Ratio. Based on this ratio, our current rates are 25 basis points higher than the lowest incremental rates currently available to us. In addition, the incremental interest rates under our credit facility were increased by a total of 50 basis points during 2005 in connection with the amendments noted above. Because the Company was in compliance with the terms of the amendments noted above, effective July 2, 2006 our rates were reduced by 25 basis points. However, in conjunction with the Amendment, the rates were increased by 25 basis points effective October 1, 2006.
The rates in effect as of June 30, 2007 were as follows:

	Amount	Formula	Effective Rate
Revolving Credit Facility	$466,000	Prime + 0.25%	8.50%
Revolving Credit Facility	12.0 million	LIBOR + 2.25%	7.61%
Term Loans	160,000	Prime + .50%	8.75%
Term Loans	14.2 million	LIBOR +2.50%	7.86%
Term Loans	5.0 million	LIBOR +2.50%	7.82%
Canadian Credit Facility
The Company’s Canadian subsidiary has a line of credit agreement with the Royal Bank of Canada that is renewable annually in May. Under the terms of this agreement, a maximum of $4.0 million CDN may be advanced based on eligible accounts receivable, eligible inventory, and tangible fixed assets. The line of credit bears interest at the U.S. prime rate. There were no amounts outstanding as of June 30, 2007 and December 31, 2006.
Contractual Obligations
Our contractual obligations have not changed materially since December 31, 2006, as disclosed in the 2006 Annual Report.
Off-Balance Sheet Arrangements
With the exception of our operating leases, we do not have any off-balance sheet arrangements, and we do not have, nor do we engage in, transactions with any special purpose entities.
Seasonality
Historically, the Company’s operations have experienced certain seasonal patterns. Generally, our net sales have been highest in the second or third quarter and lowest in the first quarter of each year due primarily to weather. Cemeteries in northern areas generally do not accept granite memorials during winter months when the ground is frozen because they cannot be properly set under those conditions. In addition, we either close or reduce the operations of our Vermont and Canadian quarries during these months because of increased operating costs attributable to adverse weather conditions. As a result, we have historically incurred a significant net loss during the first three months of each calendar year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company has financial instruments that are subject to interest rate risk, principally debt obligations under its credit facilities. Historically, the Company has not experienced material gains or losses due to interest rate changes. Based on the June 30, 2007 outstanding borrowings under the credit facility of $31.8 million, the impact of a 1% increase in the interest rates would be approximately $318,000 a year.
The Company is subject to foreign currency exchange rate risk primarily from the operations of its Canadian subsidiary. At June 30, 2007, the Canadian subsidiary had net assets of $11.9 million exposed to changes in the Canadian/U.S. dollar exchange rate. The impact of the change in the exchange rate in the first six months of 2007 was $992,000 due to a significant improvement in the value of the Canadian dollar as compared to the U.S. dollar.
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to legal proceedings that arise from time to time in the ordinary course of our business. While the outcome of these proceedings cannot be predicted with certainty, we do not expect them to have a material adverse effect on our business or financial condition.
George W. Thistlewood v. Rock of Ages Memorials, Inc., Case No. 2007er002190v, State Court of Fulton County, Georgia. On April 5, 2007, Mr. Thistlewood, a 63 year old former sales employee of Rock of Ages Memorials, Inc. (“ROAM”) filed a case in the State Court of Fulton County, Georgia, alleging age discrimination in connection with the termination of his employment by ROAM. Mr. Thistlewood has also alleged he is owed $60,000 in commissions on sales made by him while still an employee of ROAM. ROAM denies that Mr. Thistlewood’s termination was motivated by any discriminatory or illegal reason, and further denies that he is owed any commissions. We believe this action is without merit. We deny liability and will vigorously defend the claims made by Mr. Thistlewood.
The Company carries insurance with coverages that it believes to be customary in its industry. Although there can be no assurance that such insurance will be sufficient to protect us against all contingencies, management believes that its insurance protection is reasonable in view of the nature and scope of our operations.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company’s 2006 Annual Report.

Item 4. Submission of Matters to a Vote of Security Holders
The Company held its annual meeting of stockholders on June 21, 2007 (the “Annual Meeting”), to elect two Class I directors and to ratify the selection of Grant Thornton LLP as the Company’s registered public accounting firm for the 2007 fiscal year.
James L. Fox and Charles M. Waite were elected to serve as Class I directors for a three-year term expiring at the annual meeting of stockholders in 2010 and until their successors are duly elected and qualified. Pamela G. Sheiffer and Frederick E. Webster, Jr. continue to serve as Class II directors for a term expiring at the annual meeting of stockholders in 2008 and until their successors are duly elected and qualified. Kurt M. Swenson and Richard C. Kimball continue to serve as Class III directors for a term expiring at the annual meeting of stockholders in 2009 and until their successors are duly elected and qualified.
The following table sets forth the number of votes cast for, against or withheld, as well as the number of abstentions, as to the election of each of James L. Fox and Charles M. Waite and the ratification of the selection of Grant Thornton LLP as the Company’s registered public accounting firm of the 2007 fiscal year.

		Votes Withheld/
	Votes For	Votes Against	Abstentions
Election of
James L. Fox	29,756,151	180,693	—
Charles M. Waite	29,756,151	180,693	—
Grant Thornton LLP	29,842,648	88,861	5,335

Item 6. Exhibits
(a)	Exhibits

Number	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997.

3.2	Amended and Restated By-Laws of the Registrant (as amended through April 6, 1999) incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31.1999.

4	Specimen Certificate representing the Class A Common Stock incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997and declared effective on October 20, 1997.

10.1	Resignation Agreement (Nancy Rowden Brock) dated July 25, 2007.

31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ROCK OF AGES CORPORATION

Dated: August 13, 2007	By:	/s/ Nancy R. Brock

Nancy R. Brock Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997.

3.2	Amended and Restated By-Laws of the Registrant (as amended through April 6, 1999) incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31,1999.

4	Specimen Certificate representing the Class A Common Stock incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997.

10.1	Resignation Agreement (Nancy Rowden Brock) dated July 25, 2007.

31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.