Form 10-Q
period 2007-11-12
ROCK OF AGES CORP
filed 2007-11-13
CIK 84581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

As of November 13, 2007, 4,677,467 shares of Class A Common Stock and 2,738,596 shares of Class B Common Stock of the registrant were outstanding.

ROCK OF AGES CORPORATION

INDEX

Form 10-Q for the Quarterly Period
Ended September 29, 2007

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Rock of Ages Corporation ("Rock of Ages" or the "Company") and events to differ materially from those contained in such statements. All statements other than statements of historical fact could be deemed forward-looking statements, and may include projections of revenue, gross profit, expenses, earnings or losses from operations or other financial items; any statements of the plans, strategies and objectives of the Company or its management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions may include the challenge of successfully implementing our strategic plan intended to enhance our overall profitability; adding new independent retailers; uncertainties involving quarry yields and demand for Rock of Ages' dimension stone; and other risks and uncertainties described herein, including, but not limited to the items discussed in "Risk Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, as amended pursuant to Amendment No. 1 on Form 10-K/A filed on May 25, 2007 (the "2006 Annual Report") and in Part II, Item 1A of this report, and that are otherwise described from time to time in Rock of Ages' reports filed with the Securities and Exchange Commission  after the date of filing of this report.

We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

PART I: FINANCIAL INFORMATION Item 1: Financial Statements

ROCK OF AGES CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share amounts)

	September 29,	December 31,
ASSETS	2007	2006
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$4,280	$3,345
Restricted cash	980	945
Trade receivables, net	12,871	13,961
Inventories	27,766	24,932
Income taxes receivable	41	149
Other current assets	1,545	1,887
Total current assets	47,483	45,219
Property, plant and equipment, net	45,104	46,263
Cash surrender value of life insurance	168	168
Identified intangible assets, net	423	498
Goodwill	387	387
Due from affiliates	943	830
Long-term investments	708	704
Other long term assets	159	319
Total assets	$95,375	$94,388
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under line of credit	$13,819	$13,218
Current maturities of long-term debt	691	20,726
Trade payables	1,986	2,425
Accrued expenses	3,048	3,193
Salary continuation and other post-employment benefits	569	567
Customer deposits	8,281	6,866
Total current liabilities	28,394	46,995
Long-term debt, excluding current installments	18,831	251
Salary continuation liability, net of current portion	5,798	5,818
Accrued pension cost	5,624	5,545
Accrued other post-employment benefits, net of current portion	2,103	2,070
Deferred tax liabilities	65	56
Other	1,276	1,152
Total liabilities	62,091	61,887
Commitments
Stockholders' equity:
Preferred stock - $.01 par value; 2,500,000 shares authorized
No shares issued or outstanding	-	-
Common stock - Class A, $.01 par value; 30,000,000 shares authorized; 4,660,800 shares issued and outstanding as of September 29, 2007 and December 31, 2006	47	47
Common stock - Class B, $.01 par value; 15,000,000 shares authorized; 2,738,596 shares issued and outstanding as of September 29, 2007 and December 31, 2006	27	27
Additional paid-in capital	65,553	65,551
Accumulated deficit	(27,865)	(26,796)
Accumulated other comprehensive loss	(4,478)	(6,328)
Total stockholders' equity	33,284	32,501
Total liabilities and stockholders' equity	$95,375	$94,388

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Net Revenues:
Quarry	$7,437	$6,582	$19,109	$17,379
Manufacturing	5,920	6,094	18,645	18,047
Retail	8,127	8,148	21,435	22,152

Total net revenues	21,484	20,824	59,189	57,578

Cost of Goods Sold:
Quarry	4,731	4,865	15,571	14,568
Manufacturing	3,954	4,420	12,597	13,370
Retail	3,536	3,865	9,630	10,717

Total cost of goods sold	12,221	13,150	37,798	38,655

Gross Profit:
Quarry	2,706	1,717	3,538	2,811
Manufacturing	1,966	1,674	6,048	4,677
Retail	4,591	4,283	11,805	11,435

Total gross profit	9,263	7,674	21,391	18,923

Operating Expenses:
Selling, general and administrative expenses:
Quarry	739	749	2,234	2,348
Manufacturing	1,101	991	3,042	3,174
Retail	3,761	4,091	11,423	13,285
Retail restructuring costs	-	(1)	-	1,685
Corporate overhead	1,229	1,167	3,750	3,768

Total SG&A expenses	6,830	6,997	20,449	24,260

Insurance recovery - quarry asset	-	-	(212)	(100)
Impairment of note receivable	-	-	-	100
Foreign exchange loss	37	-	37	16

Total operating expenses	6,867	6,997	20,274	24,276

Income (loss) from continuing operations before interest expense and income taxes	2,396	677	1,117	(5,353)

Other (income) expense, net	(69)	(31)	(226)	(142)
Interest expense	660	666	1,955	1,904

Income (loss) from continuing operations before income taxes	1,805	42	(612)	(7,115)

Income tax expense	264	207	457	377
Income (loss) from continuing operations	1,541	(165)	(1,069)	(7,492)
Discontinued operations, net of income taxes	-	54	-	26
Net income (loss)	$1,541	$(111)	$(1,069)	$(7,466)
Net income (loss) per share - basic and diluted:
Net income (loss) from continuing operations	$0.21	$(0.02)	$(0.14)	$(1.01)
Discontinued operations, net of income taxes	0.00	0.01	0.00	0.00

Net income (loss) per share	$0.21	$(0.01)	$(0.14)	$(1.01)
Weighted average number of common shares outstanding - basic and diluted	7,399	7,399	7,399	7,399

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
( in thousands)
(Unaudited)

	Nine Months Ended
	September 29,	September 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(1,069)	$(7,466)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Gain)/loss on sale of assets	(61)	180
Insurance recovery - quarry asset	(212)	-
Depreciation, depletion and amortization	2,797	3,076
Cash surrender value of life insurance	-	(51)
Stock compensation expense	2	-
Changes in operating assets and liabilities:
Restricted cash	(35)	(17)
Trade receivables, net	1,383	2,273
Inventories	(2,258)	(1,148)
Other assets	473	1,200
Trade payables, accrued expenses and income taxes	(730)	161
Customer deposits	1,415	1,512
Salary continuation and pension	(39)	50
Other liabilities	124	221

Net cash provided by (used in) operating activities	1,790	(9)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,077)	(1,193)
Proceeds from sale of assets, net	177	424
Insurance recovery	212	-

Net cash used in investing activities	(688)	(769)

Cash flows from financing activities:
Net borrowings under line of credit	602	2,015
Proceeds from long-term debt	90	-
Principal payments on long-term debt	(1,546)	(966)

Net cash (used in) provided by financing activities	(854)	1,049

Effect of exchange rate changes on cash	687	59

Net increase in cash and cash equivalents	935	330

Cash and cash equivalents, beginning of period	3,345	1,987

Cash and cash equivalents, end of period	$4,280	$2,317

Supplemental cash flow information:
Cash paid during the period for:
Interest	$2,067	$1,967
Income taxes	386	375

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation and Restatement

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America ("US GAAP") for complete financial statements are not included herein. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year. The Company has historically experienced certain seasonal patterns. Generally, our net sales have been highest in the second or third quarter and lowest in the first quarter of each year due primarily to weather conditions affecting operations in Vermont and Canada and the setting of memorials in cemeteries located in northern regions. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, as amended pursuant to Amendment No. 1 on Form 10-K/A filed on May 25, 2007 (SEC File No. 000-29464) (the "2006 Annual Report").

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

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans" as of December 31, 2006. The transition provisions of SFAS No. 158 require that previously unrecognized gains and losses, prior service costs or credits and transition assets or obligations be accounted for as a direct adjustment of accumulated other comprehensive income (loss) as of the end of the year. In adopting SFAS No. 158, the Company incorrectly included the effect of initial adoption of $4,261,762 as a component of other comprehensive loss for the year ended December 31, 2006 resulting in an overstatement of such loss by the same amount rather than displaying the adoption impact as a separate component of accumulated other comprehensive loss.

The Company will correct the consolidated statement of stockholders' equity and comprehensive loss for the year ended December 31, 2006 in the Form 10-K for the year ending December 31, 2007. The immaterial revision will have no impact on net loss, total accumulated other comprehensive loss, total assets or cash flows for the year ended December 31, 2006.

(2)	Operating Matters and Liquidity

On October 24, 2007, we entered into a new credit facility with our existing lenders that will expire on October 24, 2012. See Note 10 herein for additional information on the new credit facility. As a result of this refinancing, the Company has reclassified a portion of its borrowings as of September 29, 2007 to long-term debt.

At the end of the third quarter of 2007, order receipts and/or backlogs were up compared to the third quarter of 2006 and management believes that for the 2007 fiscal year, the Company will operate at a profit and will generate positive cash flows. As a result of the liquidity provided by the new credit facility and the improvement in the Company's operating performance in 2007, management believes that the conditions that created uncertainty as to its future prospects no longer exist.

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

During the third quarter of 2007, the Company granted 25,000 stock options with a strike price of $5.93 per share that vest over five years and expire on August 14, 2017. The fair value of stock options granted during 2007 was $2.91 per share on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 4.6%; dividend yield of  0%; expected volatility of 41% and expected life of six and a half (6.5) years. The fair value of the stock options is expensed over the related vesting period on a straight-line basis. There were no stock options granted in 2006.  Because changes in subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single value of its options and may not be representative of the future stock price of the Company.

The following tables set forth stock option activity for the periods ended September 29, 2007 and September 30, 2006:

	Nine Months Ended
	September 29, 2007		September 30, 2006
	Number Of Options	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price

Outstanding at beginning of period	271,000	$6.08	528,000	$6.51

Granted	25,000	5.93	-	-
Exercised	-	-	-	-
Canceled	(65,000)	(5.98)	(257,000)	(6.96)
Outstanding at end of period	231,000	$6.09	271,000	$6.08
Exercisable at end of period	206,000	$6.11	271,000
Weighted average remaining contractual life	5.1 years

At September 29, 2007, the closing price of the Company's stock was less than the weighted average exercise price of the outstanding options, therefore, there was no aggregate intrinsic value of outstanding options.

(4)	Inventories

Inventories consist of the following (in thousands):	September 29,	December 31,
	2007	2006
Raw materials	$15,377	$14,073
Work-in-process	1,912	1,156
Finished goods and supplies	10,477	9,703
	$27,766	$24,932

(5)	Earnings (Loss) Per Share

Options to purchase 231,000 and 271,000 shares of Class A common stock were outstanding at September 29, 2007 and September 30, 2006, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive during the three and nine month periods of each year.

(6) Segment Information

The Company is organized based on the products and services it offers. Under this organizational structure, the Company operates in three segments: quarry, manufacturing and retail.

The quarry segment extracts granite from the ground and sells it to the Company's manufacturing segment as well as to outside manufacturers, including customers in Europe and China.  There was one quarry customer that represented approximately 12.6% of accounts receivable at September 29, 2007 and 11% of accounts receivable at December 31, 2006.

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

The following tables present unaudited segment information for the three- and nine-month periods ended September 29, 2007 and September 30, 2006 (in thousands):

Three-month period:

2007	Quarry	Manufacturing	Retail	Corporate Overhead and Other	Total
Total net revenues	$8,247	$7,842	$8,127	$-	$24,216
Inter-segment net revenues	(810)	(1,922)	-	-	(2,732)

Net revenues	7,437	5,920	8,127	-	21,484

Total gross profit	3,078	1,641	4,544	-	9,263
Inter-segment gross profit	(372)	325	47	-	-

Gross profit	2,706	1,966	4,591	-	9,263

Selling, general and administrative expenses	739	1,101	3,761	1,229	6,830

Insurance recovery - quarry asset	-	-	-	-	-

Foreign exchange loss	-	-	-	37	37

Total operating expenses	739	1,101	3,761	1,266	6,867

Income (loss) from continuing operations before interest and taxes	$1,967	$865	$830	$(1,266)	$2,396

2006	Quarry	Manufacturing	Retail	Corporate Overhead and Other	Total
Total net revenues	$7,338	$8,144	$8,148	$-	$23,630
Inter-segment net revenues	(756)	(2,050)	-	-	(2,806)

Net revenues	6,582	6,094	8,148	-	20,824

Total gross profit	1,908	1,541	4,225	-	7,674
Inter-segment gross profit	(191)	133	58	-	-

Gross profit	1,717	1,674	4,283	-	7,674

Selling, general and administrative expenses	749	991	4,091	1,167	6,998

Retail restructuring costs	-	-	(1)	-	(1)

Insurance recovery - quarry asset	-	-	-	-	-

Impairment of note receivable	-	-	-	-	-

Foreign exchange loss	-	-	-	-	-

Total operating expenses	749	991	4,090	1,167	6,997

Income (loss) from continuing operations before interest and taxes	$968	$683	$193	$(1,167)	$677

Nine-month period:

2007	Quarry	Manufacturing	Retail	Corporate Overhead and Other	Total
Total net revenues	$21,115	$23,916	$21,435	$-	$66,466
Inter-segment net revenues	(2,006)	(5,271)	-	-	(7,277)

Net revenues	19,109	18,645	21,435	-	59,189

Total gross profit	4,064	5,616	11,711	-	21,391
Inter-segment gross profit	(526)	432	94	-	-

Gross profit	3,538	6,048	11,805	-	21,391

Selling, general and administrative expenses	2,234	3,042	11,423	3,750	20,449

Insurance recovery - quarry asset	(212)	-	-	-	(212)

Foreign exchange loss	-	-	-	37	37

Total operating expenses	2,022	3,042	11,423	3,787	20,274

Income (loss) from continuing operations before interest and taxes	$1,516	$3,006	382	$(3,787)	$1,117

2006	Quarry	Manufacturing	Retail	Corporate Overhead and Other	Total
Total net revenues	$19,175	$23,878	$22,152	$-	$65,205
Inter-segment net revenues	(1,796)	(5,831)	-	-	(7,627)

Net revenues	17,379	18,047	22,152	-	57,578

Total gross profit	3,094	4,497	11,332	-	18,923
Inter-segment gross profit	(283)	180	103	-	-

Gross profit	2,811	4,677	11,435	-	18,923

Selling, general and administrative expenses	2,348	3,174	13,285	3,768	22,575

Retail restructuring costs	-	-	1,685	-	1,685
Insurance recovery - quarry asset	(100)	-	-	-	(100)
Impairment of note receivable	-	-	-	100	100
Foreign exchange loss	-	-	-	16	16

Total operating expenses	2,248	3,174	14,970	3,884	24,276

Income (loss) from continuing operations before interest and taxes	$563	$1,503	(3,535)	$(3,884)	$(5,353)

Net revenue by geographic area, attributed to countries based on where product is produced, for the three and nine months ended September 29, 2007 and September 30, 2006 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net revenues:
United States	$18,571	$18,019	$51,909	$50,738
Canada	2,822	2,663	7,032	6,565
Ukraine	91	142	248	275

Total net revenues	$21,484	$20,824	$59,189	$57,578

Net revenue by geographic area, attributed to countries based on where the product is shipped, for the three and nine months ended September 29, 2007 and September 30, 2006 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net revenues:
China	$2,567	$2,475	$6,308	$5,657
Italy	133	132	577	425
Other foreign countries (excluding Canada)	36	(63)	120	57
	2,736	2,544	7,005	6,139
United States and Canada	18,748	18,280	52,184	51,439
Total net revenues	$21,484	$20,824	$59,189	$57,578

Net property, plant and equipment by geographic area are as follows (in thousands):

	September 29,	December 31,
	2007	2006

United States	$41,724	$43,089
Canada	3,358	3,128
Luxembourg	22	46
	$45,104	$46,263

(7)	Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following components (in thousands):

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Investments Available for Sale	Accumulated Other Comprehensive Loss
Balance at December 31, 2006	$1,671	$(8,145)	$146	$(6,328)
Changes in 2007	1,893	-	(43)	1,850
Balance at September 29, 2007	$3,564	$(8,145)	$103	$(4,478)

Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Net income (loss)	$1,541	$(111)	$(1,069)	$(7,466)
Other comprehensive income (loss):
Foreign currency translation adjustment	901	(59)	1,893	392
Investment available for sale	(69)	60	(43)	43

Comprehensive income (loss)	$2,373	$(110)	$781	$(7,031)

(8)	Components of Net Periodic Benefit Cost

Components of net periodic benefit cost are as follows (in thousands):

Three Months Ended September 29, 2007 and September 30, 2006

	NON-UNION PENSION BENEFITS		SALARY CONTINUATION BENEFITS		OTHER POST EMPLOYMENT BENEFITS

	September 29,	September 30,	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006	2007	2006

Service cost	$136	$125	$-	$-	$5	$6
Interest cost	352	342	79	78	30	29
Expected return on plan assets	(400)	(381)	-	-	-	-
Amortization of prior service costs	35	35	20	28	25	24
Amortization of net loss	62	68	-	-	-	-

Net periodic benefit cost	$185	$189	$99	$106	$60	$59

Nine Months Ended September 29, 2007 and September 30, 2006

	NON-UNION PENSION BENEFITS		SALARY CONTINUATION BENEFITS		OTHER POST EMPLOYMENT BENEFITS

	September 29,	September 30,	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006	2007	2006

Service cost	$408	$392	$-	$-	$15	$18
Interest cost	1,056	1,028	237	234	90	87
Expected return on plan assets	(1,200)	(1,142)	-	-	-	-
Amortization of prior service costs	105	105	60	84	75	72
Amortization of net loss	186	217	-	-	-	-

Net periodic benefit cost	$555	$600	$297	$318	$180	$177

The Company expects to contribute $740,000 to the defined benefit pension plan during 2007. As of September 29, 2007, $500,000 has been contributed.

(9)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115", ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect, if any, that the adoption of SFAS No. 159 may have on our financial statements.

In September 2006, the FASB finalized SFAS No. 157, "Fair Value Measurements", ("SFAS No. 157") which will become effective in 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 will be applied prospectively to fair value measurements and disclosures beginning in the first quarter of 2008. We are currently evaluating the effect, if any, that the adoption of SFAS No. 157 may have on our financial statements.

(10)	Credit Facility

On October 24, 2007 we entered into a new credit facility with the CIT Group/Business Credit and Chittenden Trust Company (the "Lenders") that will expire October 24, 2012 and is secured by substantially all assets of the Company located in the United States.  The former credit facility with the Lenders was scheduled to expire in October 2007 and was also secured by substantially all assets of the Company located in the United States. The new credit facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable, inventory and certain fixed assets. The former facility included a $2.0 million reserve against availability which has been removed in the new facility. The new credit facility financing agreement places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, make capital expenditures, repurchase stock and make investments or guarantees, without pre-approval by the Lenders.

Interest Rates. We have a multi-tiered interest rate structure on the new credit facility. We can elect the interest rate structure based on the prime rate or LIBOR for both the revolving credit facility and the term loan. The incremental rate above or below prime and above LIBOR is based on our Funded Debt to Net Worth Ratio. Based on this ratio, our rates at the time of renewal were 25 basis points higher than the lowest incremental rates currently available to us.

Repayment Terms. To the extent the aggregate unpaid principal balance of the outstanding term loan exceeds $17,500,000, quarterly principal payments of $165,000 will be required starting January 1, 2008 until the balance is equal to or less than $17,500,000. At that point the principal balance will not amortize on a scheduled basis and will be payable in full on the expiration date of the facility. The revolving credit facility is paid down daily with all proceeds received by the Company.

Minimum Operating Cash Flow to Fixed Charges Ratio. The new facility requires the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA), to the sum of taxes paid, capital expenditures, interest and scheduled debt repayments be at least 1.00 for the trailing twelve-month period at the end of each quarter for 2007 and 2008. For the trailing twelve-month period ending March 31, 2009 and for the remainder of the agreement, the minimum ratio will be 1.10.

Total Liabilities to Net Worth Ratio. The new credit facility also requires that the ratio of our total liabilities to net worth (the "Leverage Ratio") not exceed 2. The calculation of the Leverage Ratio excludes from that calculation any change in tangible net worth (up to a maximum of $6.0 million) directly resulting from the Company's compliance with SFAS No. 158. In relevant part, SFAS No. 158 required us to place on our books certain unrecognized and unfunded retirement liabilities as of December 31, 2006.

(11)	Income Taxes

The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", ("FIN 48") on January 1, 2007. FIN 48 creates a single model to address accounting for uncertainty in income tax positions and requires application of a "more likely than not" threshold to the recognition and derecognition of income tax positions. It also provides guidance on classification, interest and penalties and interim period accounting.  In addition, in May 2007, the FASB published FASB Staff Position No. FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. As of our adoption date of FIN 48, our accounting is consistent with the guidance in FSP FIN 48-1.

The Company recorded no unrecognized tax benefits or liabilities as a result of adopting FIN 48 and, accordingly, we recorded no accrued interest or penalties. If incurred in the future, interest would be recognized as interest income or expense and penalties would be included in SG&A. We do not anticipate a material change in our tax positions within the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2003 or Canadian tax authorities for years before 2002.

Income taxes in the third quarter and first three quarters of 2007 and 2006 result from earnings at our Canadian subsidiary.

In 2005, the Company adjusted its valuation allowance to fully reserve for the entire net U.S. deferred tax asset. At each subsequent period, including at the end of the third quarter of 2007, we reached a similar conclusion, therefore we have continued to fully reserve for the entire net U.S. deferred tax asset. We will continue to assess the valuation allowance on a regular basis and may reduce the valuation allowance if and/or when the Company has taxable income from its U.S. operations.

(12)	Discontinued Operations

In June 2006, the Company decided to sell the Kershaw quarries in South Carolina. This decision represented a disposal of long-lived assets under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, results of this quarry were classified as discontinued operations and prior periods were adjusted to reflect this reclassification. In December 2006, the Company completed the sale for $900,000 in cash. A gain of $614,000 was recognized on the completion of the transaction. For business reporting purposes, the Kershaw quarries were previously classified in the Quarry segment.

Operating results from the Kershaw quarries were as follows (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Net sales	$110	$379
Gross profit (loss)	54	26
Pretax profit (loss)	54	26
Income taxes	-	-
Net income (loss)	$54	$26

(13)	Retail Restructuring Costs

In May 2006, the Company restructured the senior management organization for its retail segment. The restructuring was substantially completed during the second quarter of 2006. In connection with this, and in accordance with SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities",  the Company recorded a charge of $1,686,000 in the second quarter of 2006 for the severance packages for the management team and other positions that were eliminated in the transition, as well as certain other related costs.  The cost of the severance packages and other costs related to the change in management have been presented separately in the consolidated statements of operations as retail restructuring costs.  As of September 29, 2007, all payments had been made in connection with the restructuring and the related liability had been extinguished.

(14)	Subsequent Event

On October 9, 2007, we repatriated $3,000,000 in cash from our Canadian subsidiary which was used to pay down our revolving credit facility. The decision to repatriate such funds was influenced by the opportunity to monetize the favorable U.S./Canadian dollar exchange rate. A 5% withholding tax of $150,000 was paid to Canadian tax authorities in connection with this repatriation.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Rock of Ages is an integrated quarrier, manufacturer, distributor and retailer of granite and products manufactured from granite. During the third quarter of 2007, we had three business segments:  quarry, manufacturing and retail. The quarry division sells granite blocks to the manufacturing division and to outside manufacturers, as well as to customers outside North America. The manufacturing division's principal products are granite memorials and mausoleums used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications. The retail division primarily sells granite memorials directly to consumers.

Third quarter 2007 revenues in our quarry division increased 13% from the same period last year.  The improvement came primarily from sales of our Salisbury Pink, Gardenia White and Barre Gray granite blocks.  In addition, the gross margin for the third quarter of 2007 was 10.3 percentage points higher than last year primarily as a result of improved productivity in our quarries.  SG&A expenses decreased slightly and quarry operating income was 103% higher than the same period last year.

Revenue in our manufacturing division was slightly lower in the third quarter of 2007 from the same period last year but an improved gross margin of 33.2% yielded a higher gross profit in the third quarter of 2007 versus last year. The improved gross profit more than offset the slightly higher SG&A.  Therefore, third quarter 2007 operating income in the manufacturing division increased 26.6% from the same period last year.

Revenue in our retail division was also slightly lower in the third quarter of 2007 compared to a year ago.  However, the gross margin improved by 3.9 percentage points and SG&A expenses were 8.1% lower in the third quarter of 2007 compared with the third quarter of 2006.  Therefore, retail operating income increased 330% in the third quarter of 2007 from the same period last year.

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

Our critical accounting policies are as follows:  revenue recognition, impairment of long-lived assets, income taxes, and accounting for pensions and other post-employment benefits. There have been no material changes in the Company's critical accounting policies or changes in the methodology applied by management for critical accounting policies from what was previously disclosed in our most recent Form 10-K.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total net revenues with the exception of quarry, manufacturing and retail gross profit and SG&A, which are shown as a percentage of their respective segment's net revenues.

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Net Revenues:
Quarry	34.6%	31.6%	32.3%	30.2%
Manufacturing	27.6%	29.3%	31.5%	31.3%
Retail	37.8%	39.1%	36.2%	38.5%

Total net revenues	100.0%	100.0%	100.0%	100.0%

Gross Profit:
Quarry	36.4%	26.1%	18.5%	16.2%
Manufacturing	33.2%	27.5%	32.4%	25.9%
Retail	56.5%	52.6%	55.1%	51.6%

Total gross profit	43.1%	36.9%	36.1%	32.9%

Operating Expenses:
Selling, general and administrative:
Quarry	9.9%	11.4%	11.7%	13.5%
Manufacturing	18.6%	16.3%	16.3%	17.6%
Retail	46.3%	50.2%	53.3%	60.0%
Retail restructuring costs	-	-	-	7.6%
Corporate overhead	5.7%	5.6%	6.3%	6.5%

Total SG&A expenses	31.8%	33.6%	34.5%	42.1%

Insurance recovery - quarry asset	-	-	(0.4%)	(0.2%)
Impairment of note receivable	-	-	-	0.2%
Foreign exchange loss	0.2%		0.1%	-

Total operating expenses	32.0%	33.6%	34.2%	42.1%

Income (loss) from continuing operations before interest and income taxes	11.1%	3.3%	1.9%	(9.2%)

Other (income) expense, net	(0.3%)	(0.1%)	(0.4%)	(0.2%)
Interest expense	3.0%	3.2%	3.3%	3.3%

Income (loss) from continuing operations before income taxes	8.4%	0.2%	(1.0%)	(12.3%)

Income tax expense	1.2%	1.0%	0.8%	0.7%

Income (loss) from continuing operations	7.2%	(0.8%)	(1.8%)	(13.0%)

Discontinued operations, net of income taxes	-	0.2%	-	-
Net income (loss)	7.2%	(1.0%)	(1.8%)	(13.0%)

Three Months Ended September 29, 2007 Compared to Three Months Ended September 30, 2006

On a consolidated basis for all segments for the three-month period ended September 29, 2007, compared to the three-month period ended September 30, 2006, revenue increased 3.2%, gross profit increased 20.7% and total SG&A expenses decreased 2.4%.  The Company reported net income of $1.5 million in the third quarter of 2007, compared with a loss of $111,000 for the third quarter of 2006.

Quarry Segment Analysis

Revenue in our quarry division for the three-month period ended September 29, 2007 was up 13.0% from the three-month period ended September 30, 2006 as a result of increased shipments from our Salisbury Pink, Gardenia White and Barre Gray granite quarries.

Gross profit dollars from our quarry division for the three-month period ended September 29, 2007 increased 57.6% and gross profit as a percentage of revenue, at 36.4%, was up from 26.1% for the three-month period ended September 30, 2006 due to higher productivity and recovery rates in our quarries.

SG&A expenses in our quarry division were down 1.3% or $10,000 for the three-month period ended September 29, 2007 compared to last year.

Manufacturing Segment Analysis

Revenue in our manufacturing division for the three-month period ended September 29, 2007 decreased 2.9% from the three-month period ended September 30, 2006 primarily due to delays in shipping certain mausoleums, which will now ship in the fourth quarter. At September 29, 2007, the total backlog for the manufacturing division was $8.7 million, up $700,000, or 7.9%, as compared to September 30, 2006.

Gross profit dollars from the manufacturing division increased 17.4% and gross profit as a percentage of manufacturing revenue increased by 5.7 percentage points for the three-month period ended September 29, 2007 compared to the three-month period ended September 30, 2006. These increases were primarily the result of continuing improvement in operating efficiencies in the manufacturing process due to the new equipment put in place in the last two years, and cost savings in connection with the more favorable union contract that began May 1, 2006.

SG&A costs for the three-month period ended September 29, 2007 for the manufacturing division increased $110,000 compared to the three-month period ended September 30, 2006, primarily due to increased sales commissions on some large mausoleum sales.

Retail Segment Analysis

Revenue in our retail division for the three-month period ended September 29, 2007 decreased by less than 1% from the three-month period ended September 30, 2006.  Order receipts in the third quarter of 2007 increased $318,000, or 4.1%, from the same period last year, and our backlog was $7.4 million at September 29, 2007, up $1.4 million as compared to September 30, 2006.

Gross profit dollars from the retail division increased 7.2% and gross profit as a percentage of revenue was up 3.9 percentage points from the same three-month period last year, to 56.5%, primarily as a result of price increases.  The increase in gross profit dollars resulted from the improved margin, which more than offset the slight decline in net revenue for the quarter. We expect to maintain our gross margin as a percentage of revenue at or above the historical 55% level for the remainder of the year.

SG&A costs from our retail operations decreased 8.1% for the three-month period ended September 29, 2007 compared to last year. The decrease in SG&A was primarily the result of actions taken during and since the second quarter of 2006.  We made significant changes in the leadership of our retail segment early in the second quarter of 2006 and have continued to work on closing unprofitable stores and reducing SG&A.

Consolidated Items

Corporate overhead, consisting of operating costs not directly related to an operating segment, increased 5.3%, or $62,000, for the three-month period ended September 29, 2007 compared to the three-month period ended September 30, 2006 due primarily to increased professional services fees.

Other income includes rental income from non-operating properties. This was up 122.6%, or $38,000, in the third quarter of 2007.

Net interest expense decreased .9%, to $660,000, for the three-month period ended September 29, 2007 compared to the three-month period ended September 30, 2006 as a result of slightly lower average debt levels.

Income tax expense was $264,000 for the three-month period ended September 29, 2007, compared to $207,000 for the same three-month period in 2006. The tax expense reported in both periods was entirely for our Canadian subsidiary. During the third quarter of both years we continued to fully reserve against our U.S. deferred tax asset.

Nine Months Ended September 29, 2007 Compared to Nine Months Ended September 30, 2006

On a consolidated basis for all segments for the nine-month period ended September 29, 2007, compared to the same nine-month period in 2006, revenue increased 2.8%, gross profit increased 13.0%, total SG&A expenses decreased 18.5% and the total operating loss decreased 85.7%.

Quarry Segment Analysis

Revenues in our quarry division for the nine-month period ended September 29, 2007 increased 10.0% from the nine-month period ended September 30, 2006.  The increase was due to improvement in sales, particularly sales to overseas customers, which continued into the third quarter.

Gross profit dollars from our quarry division increased 25.9% and gross profit as a percentage of quarry revenue increased by 2.3 percentage points, to 18.5%, for the nine-month period ended September 29, 2007 compared to 16.2% for the nine-month period ended September 30, 2006. This increase is a result of greater productivity and recovery rates in many of our quarries.

SG&A expenses in our quarry division were down $114,000, or 4.9%, for the nine-month period ended September 29, 2007 compared to last year. This decrease is primarily due to the retirement of the former president of the division at the end of the first quarter of 2006.

Manufacturing Segment Analysis

Revenue in our manufacturing division for the nine-month period ended September 29, 2007 increased 3.3% from the nine-month period ended September 30, 2006 as a result of increased shipments of mausoleums and press rolls.

Gross profit dollars from the manufacturing division increased 29.3% and gross profit as a percentage of manufacturing revenue increased by 6.5 percentage points, to 32.4%, for the nine-month period ended September 29, 2007 compared to 25.9% for the nine-month period ended September 30, 2006. The increase in gross profit is a result of increased revenue and the increased sales of higher-margin mausoleums.

SG&A costs for the nine-month period ended September 29, 2007 for the manufacturing division decreased $132,000, or 4.2%, compared to the nine-month period ended September 30, 2006. The increase in the third quarter of 2007 due to increased sales commissions was more than offset by the lower SG&A in the first quarter of 2007 due to the accrual for a severance agreement entered into during the first quarter of 2006.

Retail Segment Analysis

Revenue in our retail division for the nine-month period ended September 29, 2007 decreased $717,000, or 3.2% from the nine-month period ended September 30, 2006 primarily due to the closure of a few small unprofitable locations during the year. However, order receipts in the first three quarters of 2007 increased $1.3 million or 5.8%, from the same period last year, and retail backlog was $7.4 million at September 29, 2007, up $1.4 million from the same time last year.

Gross profit dollars from the retail division increased 3.2% and gross profit as a percentage of revenue increased 3.5 percentage points, to 55.1%, compared to the same nine-month period last year. This is primarily as a result of increased prices.

SG&A costs from our retail division decreased 14.0% for the nine-month period ended September 29, 2007 compared to the nine-month period ended September 30, 2006. The decrease in SG&A for the first nine months of 2007 was the result of the restructuring of retail management last year and efforts by new management to match our cost structure with our revenue stream. We made significant changes in the leadership of our retail segment early in the second quarter of 2006.  Expenses associated with severance agreements and other restructuring charges amounted to $1.7 million in 2006, which is shown separately in the financial statements.

Consolidated Items

Corporate overhead decreased $18,000 for the nine-month period ended September 29, 2007 compared to the nine-month period ended September 30, 2006.

Late in 2005, an incident with a derrick in our Barre Gray quarry resulted in significant damage to the derrick.  Insurance recoveries totaling $312,000 that restored the derrick to usefulness have been recognized in the period during which the insurance payments were received and are shown in the statements of operations as insurance recovery - quarry asset.

Other income includes rental income from non-operating properties. This was up 59.2%, or $84,000, in the first nine months of 2007.

Interest expense increased 2.7%, or $51,000, for the nine-month period ended September 29, 2007 compared to the nine-month period ended September 30, 2006. While our average debt levels were lower compared to the same period last year, this was more than offset by higher market interest rates. The interest rates paid on our credit facility are tied to prime and LIBOR, both of which were higher in 2007 than for the same period last year.

Income tax expense was $457,000 for the nine month period ended September 29, 2007, up from $377,000 for the same nine-month period in 2006.  The tax expense reported in both periods was for our Canadian subsidiary.  During the first nine months of both years we continued to fully reserve against our U.S. deferred tax asset.

Liquidity and Capital Resources

Historically, we have met our short-term liquidity requirements primarily from cash generated by operating activities and periodic borrowings under the commercial credit facilities described below. Our $50 million credit facility with our Lenders was renewed on October 24, 2007.

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

Cash Flows

At September 29, 2007, we had cash and cash equivalents, excluding restricted cash, of $4.3 million and working capital of $19.1 million, compared to $2.3 million of cash and cash equivalents and $15.3 million of working capital at September 30, 2006.

Cash Flows from Operations. Net cash provided by operating activities was $1.8 million in the nine-month period ended September 29, 2007 compared to net cash used of $9,000 in the same nine-month period of 2006. The increase in cash flow is a result of the lower operating loss in 2007.

Cash Flows from Investing Activities. Cash flows used in investing activities were $688,000 in the nine-month period ended September 29, 2007. Capital spending was $1.1 million partly offset by proceeds from the sale of property, plant and equipment and the insurance proceeds on the repair of the derrick. Cash used in investing activities in the same period in 2006 was $769,000. Capital spending was $1.2 million, primarily the purchase of $600,000 of new grinding/polishing equipment in our manufacturing operations. This was partly offset by the proceeds from the disposal of our retail operations in Georgia. Cash used in investing activities comes from either borrowings under our credit facilities or from operations.

Cash Flows from Financing Activities. Net cash used in financing activities in the nine-month period ended September 29, 2007 was $854,000, which consisted of repayments on the long-term debt of $1.6 million offset by borrowings on the revolving line of credit. This compares to $1.0 million provided by financing activities in the corresponding period of 2006, which consisted of borrowings under the line of credit of $2.0 million offset by repayments on the long-term debt of $966,000.

Capital Resources

CIT Credit Facility

We have a credit facility with the CIT Group/Business Credit and Chittenden Trust Company (the "Lenders"), which was renewed on October 24, 2007 and is secured by substantially all assets of the Company located in the United States. The New Credit Facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable, inventory and certain fixed assets. The former facility included a $2.0 million reserve against availability which has been removed in the new facility. As of October 31, 2007 we had $8.8 million outstanding and $11.2 million available under the revolving credit facility. The credit facility financing agreement places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, make capital expenditures, repurchase stock and make investments or guarantees, without pre-approval by the Lenders.  The financing agreement also contains certain covenants for a minimum Operating Cash Flow to Debt Service Ratio (the "Ratio") and a limit on the Total Liabilities to Net Worth Ratio of the Company.

Minimum Operating Cash Flow to Debt Service Ratio. The credit facility requires the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA), to the sum of taxes paid, capital expenditures, interest and scheduled debt repayments be at least 1.00 for the trailing twelve-month period at the end of each quarter for 2007 and 2008. For the trailing twelve-month period ending March 31, 2009 and for the remainder of the agreement, the minimum ratio will be 1.10

Total Liabilities to Net Worth Ratio. The credit facility also requires that the ratio of our total liabilities to net worth (the "Leverage Ratio") not exceed 2. The calculation of the Leverage Ratio excludes any change in tangible net worth (up to a maximum of $6.0 million) directly resulting from the Company's compliance with SFAS No. 158. In relevant part, SFAS No. 158 required us to place on our books certain unrecognized and unfunded retirement liabilities as of December 31, 2006.

Interest Rates. We have a multi-tiered interest rate structure on our outstanding debt with the Lenders. We can elect the interest rate structure under the credit facility based on the prime rate or LIBOR for both the revolving credit facility and the term loan. The incremental rate above or below prime and above LIBOR is based on our Funded Debt to Net Worth Ratio. Based on this ratio, our rates at September 29, 2007 were 25 basis points higher than the lowest incremental rates currently available to us.

The rates in effect as of September 29, 2007 were as follows:

	Amount	Formula	Effective Rate
Revolving Credit Facility	$1,819,000	Prime + 0.25%	8.00%
Revolving Credit Facility	12.0 million	LIBOR + 2.25%	8.07%
Term Loans	160,000	Prime + .50%	8.25%
Term Loans	19.0 million	LIBOR +2.50%	8.32%

Under the New Credit Facility we continue to have a multi-tiered interest rate structure. We can elect the interest rate structure under the credit facility based on the prime rate or LIBOR for both the revolving credit facility and the term loan. The incremental rate above or below prime and above LIBOR is based on our Funded Debt to Net Worth Ratio. Based on this ratio, our current rates are 25 basis points higher than the lowest incremental rates currently available to us but are 25 basis points lower than the applicable levels on the former facility.

Canadian Credit Facility

The Company's Canadian subsidiary has a line of credit agreement with the Royal Bank of Canada that is renewable annually in May. Under the terms of this agreement, a maximum of $4.0 million CDN may be advanced based on eligible accounts receivable, eligible inventory, and tangible fixed assets.  The line of credit bears interest at the U.S. prime rate.  There were no amounts outstanding as of September 29, 2007 and December 31, 2006.

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

The Company has financial instruments that are subject to interest rate risk, principally debt obligations under its credit facilities. Historically, the Company has not experienced material gains or losses due to interest rate changes. Based on the September 29, 2007 outstanding borrowings under the credit facility of $33.0 million, the impact of a 1% increase in the interest rates would be approximately $333,000 a year.

The Company is subject to foreign currency exchange rate risk primarily from the operations of its Canadian subsidiary. At September 29, 2007, the Canadian subsidiary had net assets of $13.9 million exposed to changes in the Canadian/U.S. dollar exchange rate.  The impact of the change in the exchange rate in the first nine months of 2007 was $1.9 million due to a significant improvement in the value of the Canadian dollar as compared to the U.S. dollar.

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

We are a party to legal proceedings that arise from time to time in the ordinary course of our business. While the outcome of these proceedings cannot be predicted with certainty, we do not expect them to have a material adverse effect on our business or financial condition. In addition, we were involved in the litigation described below:

 George W. Thistlewood v. Rock of Ages Memorials, Inc., Case No. 2007er002190v, State Court of Fulton County, Georgia. As disclosed in previous filings with the Securities Exchange Commission, on April 5, 2007, Mr. Thistlewood, a 63 year old former sales employee of Rock of Ages Memorials, Inc. ("ROAM") filed a case in the State Court of Fulton County, Georgia, alleging age discrimination in connection with the termination of his employment by ROAM.  Mr. Thistlewood also alleged he was owed $60,000 in commissions on sales made by him while still an employee of ROAM.  ROAM denied that Mr. Thistlewood's termination was motivated by any discriminatory or illegal reason, and further denied that he was owed any commissions. Nevertheless, to avoid further distraction of management in connection with the case and ongoing costs of litigation, ROAM settled the case for a small dollar amount, which represented our estimate of the cost to take the case to trial. As part of the settlement, each party released the other and its affiliated persons from any claim of any liability arising through the date of the mutual release, including those that were the subject of the litigation.

The Company carries insurance with coverages that it believes to be customary in its industry. Although there can be no assurance that such insurance will be sufficient to protect us against all contingencies, management believes that its insurance protection is reasonable in view of the nature and scope of our operations.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company's 2006 Annual Report, except that the risk factor captioned "Our credit facility with CIT expires October 27, 2007, and we will need to renew or refinance that facility prior to that time" is hereby deleted.

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

10.1	Resignation Agreement (Nancy Rowden Brock) dated July 25, 2007 is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2007.

10.2	Amended and Restated Financing Agreement dated October 24, 2007 is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 25, 2007.

31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ROCK OF AGES CORPORATION

Dated: November 13, 2007	By: /s/ Laura A Plude Laura A. Plude Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibits

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

10.1	Resignation Agreement (Nancy Rowden Brock) dated July 25, 2007 is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2007.

10.2	Amended and Restated Financing Agreement dated October 24, 2007 is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 25, 2007.

31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

