Form 10-K
period 2007-12-31
ROCK OF AGES CORP
filed 2008-03-31
CIK 84581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file Number: 000-29464

ROCK OF AGES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	030153200 (I.R.S. Employer Identification No.)
560 GRANITEVILLE ROAD GRANITEVILLE, VERMONT 05654 (Address of principal executive offices and zip code)
(802) 476-3121 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

 CLASS A COMMON STOCK, PAR VALUE $0.01
(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No x

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer", a "non-accelerated filer" or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No x

As of June 30, 2007, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $25,076,040. As of March 20, 2008, there were outstanding 4,677,467 shares of Class A Common Stock and 2,738,596 shares of Class B Common Stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Rock of Ages Corporation ("Rock of Ages" or the "Company") and events to differ materially from those contained in such statements. All statements other than statements of historical fact could be deemed forward-looking statements, and may include projections of revenue, gross profit, expenses, earnings or losses from operations or other financial items; any statements of the plans, strategies and objectives of the Company or its management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions may include material weaknesses in our internal controls over financial reporting, which may affect our ability to accurately report financial results; the challenge of successfully implementing our strategic plan intended to enhance our overall profitability; our ability to maintain compliance with our covenants in our credit facility; our ability to form and maintain strategic alliances with cemeteries, funeral homes and memorial retailers; uncertainties involving quarry yields and demand for Rock of Ages' dimension stone; and other risks and uncertainties described herein, including, but not limited to the items discussed in "Risk Factors That May Affect Future Results" in Item 1A of this report, and that are otherwise described from time to time in Rock of Ages' reports filed with the Securities and Exchange Commission after the date of filing of this report.

We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

ITEM 1.	BUSINESS

GENERAL

Rock of Ages is a Delaware corporation founded in 1885 and is an integrated granite quarrier and manufacturer whose principal product is granite memorials used primarily in cemeteries. We own and operate nine active quarry properties and six manufacturing and sawing facilities in North America, principally in Vermont and the Province of Quebec. We sell memorials wholesale to approximately 95 independent authorized Rock of Ages retailers in the United States as well as approximately 88 independent retailers in Canada. We market and sell our memorials at various price points: Square Seal, Round Seal and Signature. Our memorials are offered in granites of various colors and are covered by a full perpetual or a limited perpetual warranty, depending on the particular granite and brand. We believe the Rock of Ages trademark is one of the oldest and best-known brand names in the granite memorialization industry, and we actively promote our brand name and place a seal bearing the brand name on each memorial. The Company also sells unbranded memorials.

Rock of Ages, Signature, Sealmark, American Black, Barre Gray, Bethel White, Salisbury Pink, Gardenia White, Rockwell White, Laurentian Pink and Galactic Blue are trade names or trademarks of the Company. We rely on both registered and common-law trademarks in the United States and in other countries to protect the goodwill associated with these brands.

Until January 17, 2008, we were also engaged in the retail sale of memorials.  We embarked upon our retail strategy soon after our initial public offering in 1997 and from 1997 to 2005 we acquired 28 retail monument companies with approximately 80 locations in 16 states.  Early in the second quarter of 2006, we made significant changes in our retail operations.  Because of continuing sales declines and margin erosion, management concluded that it was unlikely that there would be significant growth in our retail operations.  Management further concluded that the cost of the management infrastructure associated with our retail operations was not sustainable at current revenue and profit levels.  Accordingly, four senior positions were eliminated, a more streamlined management structure was put into place and a "back to basics" philosophy was adopted by the new retail leadership.  The new retail management team, led by Richard M. Urbach, succeeded in stabilizing our retail operations during the second half of 2006 and during 2007 was able to earn a modest profit.

However, with the continuing prospect of low growth in the retail division, and the still significant management infrastructure costs associated with our retail operations, beginning in early 2007 our Board of Directors, assisted by our financial advisors, began to explore available strategic alternatives with respect to the retail division, including, but not limited to, the possible sale of our retail operations.  After engaging in an extended and robust process, the Board, determined that it was in the best interests of the Company and its stockholders to exit the retail business, simplify and reduce the cost of the existing management infrastructure, and focus on our core quarrying and manufacturing business, including our wholesale memorial distribution system.

Accordingly, on December 7, 2007 the Board authorized management to negotiate with PKDM Holdings, Inc. ("PKDM"), a company owned by Richard M. Urbach, the President and Chief Operating Officer of the retail division, and James Barnes, the financial manager of the retail division, to sell the retail division for approximately $8 million, which closed on January 17, 2008.  In connection with the sale of the retail division, we entered into an Authorized Retailer, Supply and License Agreement whereby PKDM was appointed an authorized Rock of Ages® retailer in the existing retail territories formerly serviced by our retail stores.   PKDM also agreed to purchase $3.5 million of product under the supply agreement during each year of the five-year term. In addition, the Company retained $2,125,000 of inventory located at various retail locations and PKDM is responsible for purchasing the inventory, at its current book value, as it is sold, plus any inventory remaining after the tenth anniversary of the transaction. Our retail operations were classified as discontinued operations as of December 31, 2007, and we recorded a write down in the carrying value of the retail division of approximately $5.9 million as of that date.

VIKA Ltd. ("VIKA"), a quarry company in which we have held a 1/3 equity interest since 2002, experienced continuing operational difficulties in 2007 leading to reductions in both the production and sale of Galactic Blue granite blocks. During the year, the Company had advanced an additional $145,000 to VIKA but at the end of the fourth quarter of 2007 decided that it would no longer advance any additional funds. At the same time, the Company began to negotiate an arrangement with the other owners of VIKA to have its advances of approximately $975,000 repaid. This arrangement, which will call for separate repayment schedules for advances in the form of notes and advances for future inventory purchases, has not yet been finalized by the parties.

In connection with our assessment of our investment in VIKA, the Company also analyzed VIKA's current financial condition and prospects for the foreseeable future. In addition, senior management made a site visit to the Ukraine in late February 2008. Based on our analysis of financial data provided by VIKA, the decision to no longer fund VIKA's cash needs, limited access to third party funding and the results of the recent site visit, including discussions with local management, the Company determined that its investment in VIKA of $386,000 had experienced an impairment in value that was other than temporary. Based on that assessment, the Company also concluded that its advances to VIKA should be fully reserved as of December 31, 2007. Accordingly, a charge of $1,361,000 was recognized in the fourth quarter and is separately presented in the accompanying statement of operations for the year ended December 31, 2007.

During 2007, we had operations in three business segments: Quarry, Manufacturing and Retail, which has been classified as discontinued. Included within the business segments are operations that are conducted through unincorporated divisions of Rock of Ages and other operations that are conducted by separately incorporated subsidiaries. Financial information by business segment and geographic area is incorporated herein by reference to note 14 of the Notes to Consolidated Financial Statements included in this report. In addition, information regarding the revenues of each business segment is incorporated herein by reference to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Risks attendant to foreign operations are also incorporated herein by reference to "Risk Factors that May Affect Future Results" in Item 1A. Additional information regarding each business segment and Rock of Ages in general is set forth herein.

STRATEGY

We seek to enhance the overall profitability of the Company's businesses through a strategy which includes the following principal elements:

  Direct sales of mausoleums and estate and civic memorials to cemeteries and consumers. We expect to continue to expand sales of private mausoleums, and estate and civic memorials direct to the customer through our mausoleum and special features sales force based at our Barre, Vermont manufacturing plant.

  Strategic alliances with cemeteries, funeral homes and memorial retailers to expand our wholesale distribution in North America. We have formed and will continue to pursue strategic alliances with memorial retailers, funeral directors and cemetery owners to sell mausoleums, estate memorials, features and granite memorials in cooperation with them as authorized Rock of Ages retailers or other relationships, in order to increase both pre-need and at-need sales of granite memorials.

  Enhancing quarry productivity.  We seek to substantially reduce our costs of quarrying in each of our quarries and enhance our productivity through investments in equipment and technology and maintaining a flexible workforce.

  Branding. We believe the Rock of Ages brand is one of the best-known brand names in the memorial industry.  We will continue to promote and support the Rock of Ages brand sold at independent authorized Rock of Ages retailers.

  Acquisitions of quarries and distribution rights. While we own or control many of the highest quality granite quarries in North America, we will continue to explore the possibility of acquiring selected granite quarriers in North America and internationally to assure we will continue to have the colors and grades of granites sought by retail purchasers of granite memorials in North America, as well as exclusive granites for other uses. We will also continue to explore the acquisition of distribution rights to certain colors and grades of granites.

  Personalization. We intend to continue to expand and enhance our memorial product lines in color, design and style. Our objective is to provide a full range of memorials available at various price ranges.

  Reducing unallocated corporate overhead and corporate infrastructure. We have consolidated our corporate headquarters in the manufacturing plant's existing administrative offices and have decreased staff in conjunction with this move and the sale of the retail division. We continue to seek ways to streamline our operations and cut overhead costs.

PRODUCTS

Our principal products may be classified into two general product lines: granite quarry products (with limited value added manufacturing performed) and manufactured granite products, primarily granite memorials. The principal raw material for both granite product lines is natural granite as it comes from the ground, with the primary difference between the product lines being the extent of the processing or manufacturing of the granite. For each of the last two years, 2007 and 2006, revenues derived from the sale of granite quarry products have accounted for 53% and 52%, respectively, of consolidated revenues; and revenues derived from the sale of manufactured granite products at wholesale have accounted for 47% and 48%, respectively, of consolidated revenues.

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

Granite differs from deposit to deposit by color, grade and/or quality. We quarry and sell blocks of (i) Barre Gray granite from our Barre, Vermont quarries and gray granite from our Stanstead, Quebec quarry, (ii) black granite from our American Black quarry in Pennsylvania, (iii) pink granites from our Laurentian Pink quarry in Quebec and our Salisbury Pink quarry in North Carolina, and (iv) white granites from our Bethel White quarry in Vermont and our Gardenia White and Rockwell White quarries in North Carolina. We also sell black granite with prominent blue feldspar from the Galactic Blue quarry in the Ukraine under an exclusive world-wide sales agreement.

We sell granite blocks for memorial, building and other uses. While each of our quarries sells granite for memorial use and for building use, the output of the Bethel White quarry, the Gardenia White quarry, the Rockwell White quarry, the Salisbury Pink quarry and the Galactic Blue quarry are primarily sold and used for building granite use (such as building cladding, tiles, pavers, steps, countertops and other building products) outside North America. The output of the other quarries is primarily for memorial use in North America.

A quarry sales force both in and outside North America sells our granite blocks. The quarry sales force markets and advertises our granite blocks in various trade publications and by attending trade shows worldwide. Outside of North America, our quarry sales force generally sells directly to manufacturing plants or to independent distributors who buy blocks and resell them.

Other quarry products include waste pieces not of a shape or size suitable for manufacturing, which are sold for erosion control for embankments, bridges or piers, and for other uses. In certain quarries, we have arrangements with crusher operators who operate on or near our quarries and sell crushed stone. The revenues and profits of these products are not material. We have no marketing and advertising programs for these other quarry products.

Manufactured Products

The principal manufactured product of Rock of Ages is granite memorials, which are sold to retailers of granite memorials and substantially all of which are placed in cemeteries in remembrance of the life of a person or persons. Our memorials encompass a wide range of granites, including granite blocks purchased from others, as well as a wide array of sizes, styles and shapes ranging from small, inexpensive markers set flush to the ground, to very elaborate and expensive personal mausoleums available at various price ranges. The broad classifications of granite memorials used by the industry are generally markers, hickeys, slants, standard uprights, estate uprights, pre-assembled mausoleums and conventional mausoleums. We also sell public and civic memorials not placed in cemeteries, both on a wholesale basis and directly to the customer. From time to time, memorial retailers or others order granite products such as benches, steps and other products that may or may not be for cemetery use, but are classified as memorial sales.

Rock of Ages is widely recognized for the personalized granite memorials it produces and the very large memorials it can produce. We have made memorials as large as thirty-five feet in length from one block of granite, including a full size granite replica of a Mercedes-Benz automobile.

Our granite memorials are sold to retailers by our memorial sales force that regularly speaks with customers by phone and makes personal visits to customers. Our mausoleums and special features group sells both to retailers and direct to the customer. We provide various point of sale materials to independent authorized Rock of Ages retailers, and we also advertise in trade publications.

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

Retail Products

During 2007 we owned and operated approximately 80 retail outlets in 16 states that marketed and sold granite, bronze and marble memorials primarily to consumers. The granite memorials sold at retail included a wide variety of sizes, styles and shapes, and were sourced from our own plants and a number of additional manufacturers in North America and elsewhere in the world. On January 17, 2008, we completed the sale of our retail operations to PKDM and exited the retail business entirely.

MANUFACTURING AND RAW MATERIALS

Rock of Ages quarries and manufactures granite in the United States and Canada at the locations indicated in Item 2 "Properties." We also outsource the manufacturing of certain memorial products pursuant to supply agreements with other manufacturers.  There were no plants acquired or material additions to plants in 2007. We are moving our saw plant operations in Barre, Vermont by closing and selling or leasing our old saw plant and moving the equipment into our manufacturing plant with a plant addition. The cost for the new saw plant facility with equipment is expected to be approximately $1.2 million and will become operational in 2008. We believe our manufacturing and quarrying capacity, together with our manufacturing outsourcing arrangements, are generally sufficient to meet anticipated production requirements for the foreseeable future.

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

We had manufacturing backlogs of $9.8 million and $8.9 million as of December 31, 2007 and 2006, respectively. These backlogs occurred in the normal course of business. We do not have a material backlog in our quarrying operations. Of the backlog orders as of December 31, 2007, we expect 100% to be filled during the 2008 fiscal year.

We do not normally maintain a significant inventory of finished manufactured products in anticipation of future orders in our manufacturing operations. In connection with the sale of our retail operations to PKDM on January 17, 2008, we retained finished memorial inventory which is located at the various retail locations sold to PKDM and having an aggregate book value of approximately $2.1 million.  This inventory has been consigned to PKDM for sale to customers.  Any finished inventory not sold by PKDM within 10 years of the closing date will be purchased by PKDM at book value. Approximately 75% of our manufactured product orders are delivered within two to twelve weeks of the order date, as is customary in the granite memorial industry. The delivery time depends on the size and complexity of the memorial. Our quarry operations have inventories of granite blocks.

RESEARCH AND DEVELOPMENT

We do not have a research and development department for any of our products.  From time to time, we conduct market research, as well as research on new product designs and on equipment to improve the Company's technology. These activities are not separately accounted for as research, and we had no expenditures classified for financial reporting purposes as research in 2007 or 2006.

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

The granite memorial industry is also highly competitive. We compete with other granite quarriers and manufacturers in the sale of granite blocks for memorial use, and finished memorials, on the basis of price, color, quality, geographic proximity, service, design, production capability, availability of supply and delivery options. All of our colors of granite are subject to competition from memorial grade granite blocks of similar color supplied by quarriers located throughout the world. There are approximately 130 manufacturers of granite memorials in North America with a majority of them being located in the Elberton, Georgia area.

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

EMPLOYEES

We had approximately 557 employees as of December 31, 2007 and approximately 334 employees on January 18, 2008 after the sale of our retail operations.

The collective bargaining agreements with the Granite Cutters Association and the United Steelworkers of America, respectively, which together represent approximately 147 employees in our Vermont manufacturing and quarrying operations, expire on April 24, 2009. We also have collective bargaining agreements with two unions representing approximately 60 employees in our Canadian operations. These agreements expire on October 31, 2009 and January 31, 2010.

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

REGULATION AND ENVIRONMENTAL COMPLIANCE

Our quarry and manufacturing operations are subject to substantial regulation by federal, state and foreign governmental agencies and other authorities, including OSHA, the Mine Safety and Health Administration and similar state and Canadian authorities. Our operations are also subject to extensive laws and regulations administered by the United States Environmental Protection Agency and similar state and Canadian authorities for the protection of the environment, including those relating to air and water quality, noise levels, and solid and hazardous waste handling and disposal. These laws and regulations may require us to fund remedial action or to pay damages regardless of fault. Environmental laws and regulations may also impose liability with respect to divested or terminated operations even if the operations were divested or terminated many years ago. In addition, current and future environmental or occupational health and safety laws, regulations or regulatory interpretations may require significant expenditures for compliance which could require us to modify our operations. We cannot predict the effect of such laws, regulations or regulatory interpretations on our business, financial condition or results of operations.

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

We have material weaknesses in our internal control over financial reporting which could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis.

Internal controls over financial reporting are processes designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.  We have disclosed material weaknesses in our internal controls over financial reporting in Item 9A(T) - Controls and Procedures of this Annual Report on Form 10-K.  A failure to correct these material weaknesses may cause us to fail to meet our reporting obligations, cause our financial statements to contain material misstatements, and harm our business and operating results.  Even after correcting these material weaknesses, our internal controls may not prevent all potential errors, because any system of controls and procedures, regardless of its design, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be achieved.  There are inherent limitations to the effectiveness of any system of controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

If we or our independent registered public accounting firm are unable to affirm the effectiveness of our internal control over financial reporting in future years, the market value of our common stock could be adversely affected.

Our independent registered public accounting firm must audit and report on our internal controls over financial reporting as of December 31, 2008 and subsequent fiscal year end dates, respectively, and such report must be included in our Annual Report on Form 10-K for the year ending December 31, 2008, and in subsequent Annual Reports on Form 10-K for subsequent years, respectively.  In 2007 we have disclosed material weaknesses in our internal controls over financial reporting in Item 9A(T) - Controls and Procedures of this Annual Report on Form 10-K.  Accordingly, we cannot assure you that we or our independent registered public accounting firm will be able to report that our internal controls over financial reporting are effective as of December 31, 2008 and subsequent fiscal year end dates, respectively. In this event, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the market value of our Class A Common Stock.

Our credit facility with CIT includes restrictions on our business operations that we must comply with, and financial tests that we must meet in order to continue to borrow under the facility to support our operations.

The terms of our credit facility with CIT restrict our ability to, among other things, consummate asset sales, participate in mergers, incur additional debt, pay dividends, repurchase stock or make investments or guarantees without the prior consent of CIT. The terms also contain covenants that require us to meet financial tests, including a minimum Fixed Charge Coverage Ratio and a maximum Total Liabilities to Net Worth Ratio, in order to continue to borrow under the facility and avoid a default that might lead to an early termination of the facility. The terms of this credit facility, including these covenants, are generally described in Item 7 of this report under the caption "Liquidity and Capital Resources - Credit Facility."

Changes in the securities laws and regulations have increased, and are likely to continue to increase, our costs, and may also adversely affect our ability to attract and retain qualified directors.

The Sarbanes-Oxley Act has required changes in some of our corporate governance, securities disclosure and compliance practices.  Pursuant to the requirements of that Act, the SEC and the Nasdaq Stock Market have promulgated rules and listing standards covering a variety of subjects.  Compliance with these new rules and listing standards has increased our legal costs, and significantly increased our accounting and auditing costs, and we expect these costs to continue to increase, and to materially impact our financial results.  In particular, we have incurred and will continue to incur substantial expense in the on-going evaluation and testing of our internal control over financial reporting as we comply with Section 404 of the Sarbanes-Oxley Act.  These changes in securities laws and regulations may make it more difficult and more expensive for us to obtain directors' and officers' liability insurance.  Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors, particularly independent directors, or qualified executive officers.

The Pension Protection Act may adversely affect our cash flow.

We have a qualified defined benefit pension plan which covers eligible employees. At December 31, 2007, this plan is underfunded, which means that promised pension benefits could potentially exceed the funds available. In August 2006, the Pension Protection Act (the "Act") was signed into law. Among other things, the Act is aimed at strengthening pension plans by requiring most pension plans to become fully funded over a seven-year period.  The new law allows employers to deduct the cost of making additional contributions to fund the pension, provides strict funding guidelines, and imposes a 10% excise tax on companies that fail to correct their funding deficiencies. Compliance with the funding requirements of the Pension Protection Act could adversely affect our cash flow.

If we are unable to maintain our relationships with independent retailers, our sales may not grow and could decline.

We have historically sold our granite memorials to consumers through independent retailers. We are dependent in part on our independent retailers for the successful distribution of our products to the ultimate customer. We have no control over the independent retailers' operations, including such matters as retail price, advertising and marketing. We cannot assure you we will be able to maintain our existing relationships or establish new relationships with independent retailers. Disruption in our relationships with independent retailers could impede our sales growth or cause sales to decline, which would adversely affect our business and financial results.

Our international operations may expose us to a number of risks related to conducting business in foreign countries.

We derived approximately 40% of total revenues in fiscal 2007 from sales to customers outside the United States, including approximately 17% from sales in Canada by our Canadian subsidiary. Foreign sales are subject to numerous risks, including currency conversion risks, limitations (including taxes) on the repatriation of earnings, slower and more difficult accounts receivable collection and greater complication and expense in complying with foreign laws. Our sales of granite blocks to foreign countries are primarily for building use and are subject to various cyclical factors in foreign countries, foreign exchange rate fluctuations, policies of foreign governments and numerous other factors over which we have no control.

In 2005, our sales of granite blocks into China declined significantly as a result of economic conditions in China. While we saw some signs of recovery in our Chinese markets in 2007 and we have taken and are continuing to take steps to develop sales to customers in other countries, we cannot assure you that sales of granite blocks to our Chinese and other Asian customers will recover to historic levels.

We own a 1/3 equity interest in VIKA, Ltd., ("VIKA") a Ukrainian closed joint stock company that has a long-term license from the Ukraine government to quarry certain stone known as "Galactic Blue" on certain property located in Zhytomyr, Ukraine. We also have the exclusive worldwide rights to distribute Galactic Blue. Historically, political and governmental instability has been a feature in Ukraine, and the political and regulatory climate is subject to rapid change. Our investment in VIKA is subject to risks inherent in international operations, including adverse governmental actions, political risks, expropriation of assets and the risk of civil unrest and war. As the political and regulatory environment changes, we may face uncertainty about the interpretation of the agreements to which we are party and, in the event of dispute, we may have limited recourse within the legal and political system.

 In addition, the financial viability of VIKA is uncertain.  Since our initial investment in VIKA in 2002, the Galactic Blue quarry has failed to produce commercially significant quantities of saleable stone.  We are a minority investor in VIKA, and we do not directly or indirectly operate the quarry. Therefore, we are heavily dependent on the efforts of our Ukraine partners, which hold the majority interest in VIKA, to improve quarry production.  If VIKA is unable to produce and profitably sell commercially significant quantities of saleable stone in the near future, the financial viability of VIKA would be threatened and we may be unable to recover our investment in VIKA. Management has concluded, with the approval of the audit committee of our Board of Directors, that our investment in VIKA was impaired as of December 31, 2007, and we recorded an impairment charge related to our VIKA assets of approximately $1,361,000.

Employee strikes and other labor-related disruptions may adversely affect our operations.

Our business is labor intensive, and our workforce includes, among other employees, highly skilled quarrying and manufacturing personnel such as stone cutters, sand blasters, sculptors and other skilled artisans. Prior to the sale of the retail division approximately 36% of our workforce was unionized. After the sale of the retail division approximately 54% of our workforce is unionized. Strikes or labor disputes with our unionized employees may adversely affect our ability to conduct our business.

If we lose key personnel, or are unable to attract and retain additional qualified personnel, our business could suffer.

Our operations and the implementation of our strategies to enhance overall Company profitability are management intensive. We are substantially dependent upon the abilities and continued efforts of our senior management. Our business is also dependent on our ability to continue to attract and retain a highly skilled quarry and manufacturing workforce, including sales managers, stone cutters, sand blasters, sculptors and other skilled artisans. The loss of the services of our senior management or other highly skilled personnel could adversely affect our business and operating results.

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

The granite memorial industry is also highly competitive. We compete with other granite quarriers and manufacturers in the sale of granite blocks for memorial use on the basis of price, color, quality, geographic proximity, service, design availability, production capability, and delivery options. All of our colors of granite are subject to competition from memorial grade granite blocks of similar color supplied by quarriers located throughout the world. There are approximately 130 manufacturers of granite memorials in North America. There are also manufacturers of granite memorials in India, South Africa, China and Portugal that sell finished memorials in North America.

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

There is an increasing trend toward cremation in the United States. The latest statistics from the Cremation Association of North America, or CANA, indicate cremation was used in approximately 32% of the deaths in the United States in 2005, compared to approximately 29% in 2003. To the extent increases in cremation rates result in decreases in memorialization rates, this decrease will result in a decline in our memorial sales, which will adversely affect our business and results of operations.

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

Historically, our operations have experienced certain seasonal patterns. Generally, our net sales are highest in the second or third quarter and lowest in the first quarter of each year due primarily to weather. Cemeteries in northern regions generally do not accept granite memorials during winter months when the ground is frozen because they cannot be properly set. We typically close our Vermont and Canadian quarries from January to late March because of increased operating costs attributable to weather conditions. We have historically incurred an aggregate net loss during the first three months of each calendar year. Our operating results may vary materially from quarter to quarter due to, among other things, changes in product mix, shipping conditions and limitations on the timing of price increases, making quarterly year-to-year comparisons less meaningful.

Our competitive position could be harmed if we are unable to protect our intellectual property rights.

We believe our tradenames, trademarks, brands, designs and other intellectual property are of great value, and we rely on trademark, copyright and other proprietary rights laws to protect our rights to this valuable intellectual property. Third parties may, in the future, try to challenge our ownership of our intellectual property. In addition, our business is subject to the risk of third parties counterfeiting our products or infringing on our intellectual property rights. We may need to resort to litigation in the future to protect our intellectual property rights, which could result in substantial costs and diversion of resources. Our failure to protect our intellectual property rights, most notably the Rock of Ages trademark, could have a serious adverse effect on our business and competitive position.

Our business is subject to a number of operating risks that are difficult to predict and manage.

Our quarry and manufacturing operations are subject to numerous risks and hazards inherent in those industries, including among others, unanticipated surface or underground conditions, varying saleable granite recovery rates due to natural cracks and other imperfections in granite deposits, equipment failures, accidents and worker injuries, labor issues, weather conditions and events, unanticipated transportation costs and price fluctuations. As a result, actual costs and expenditures, production quantities and delivery dates, as well as revenues, may differ materially from those anticipated which could adversely affect our operating results.

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

Our common stock is thinly traded; therefore, our stock price may fluctuate more than the stock market as a whole.

Although our shares are traded on the Nasdaq Stock Market, our stock is thinly traded. As a result, its market price may fluctuate significantly more than the stock market as a whole or the stock prices of similar companies. Without a larger float, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading prices for our common stock may be more volatile. Among other things, trading of a relatively small volume of common stock may have a greater impact on the trading price than would be the case if the public float were larger.

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

In addition, until January 17, 2008 Rock of Ages owned or operated approximately 80 retail sales outlets and 4 associated sand blasting facilities in the states of Iowa, Illinois, Indiana, Minnesota, Connecticut, Massachusetts, Rhode Island, Nebraska, Pennsylvania, Ohio, South Dakota, Kentucky, Tennessee, Vermont, West Virginia and Wisconsin. In certain cases, we leased, under customary lease arrangements, the land or other real estate associated with these outlets and facilities. On January 17, 2008, we sold our retail operations to PKDM Holdings, Inc. and exited the retail business entirely.

The following table sets forth certain information relating to our principal quarry properties. Each of the quarries listed below: (i) is an open-pit quarry; (ii) contains granite suitable for extraction as dimension granite for memorial or other use; (iii) is serviced by electricity provided by local utility companies (other than the Bethel quarry which is serviced by generators); and (iv) has adequate and modern extraction and other equipment. We presently have no exploration plans. We own each of the quarries listed below. In the Rockwell quarry, we own part of the land comprising the quarry and we also lease an additional 14 acres on which we conduct quarry operations with 9 years remaining on the lease. We also own the Laurentian Pink quarry in Guenette, Quebec, which produces dark pink memorial grade granite. As described in Item 1 of this report, we also own a 1/3 interest in VIKA, Ltd., which owns the Galactic Blue quarry in Zhytomyr, Ukraine. However, while we consult from time to time on the development of the quarry, we do not directly or indirectly operate the quarry. The Galactic Blue quarry is currently under development and currently produces granite in small commercial quantities. We do not expect the quarry to achieve significant commercial production quantities in 2008. We do not consider the Laurentian Pink, or Galactic Blue properties to be currently significant or material to our business.

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

Our Class A Common Stock is traded on the Nasdaq Global Market under the symbol "ROAC." There is currently no established public trading market for the Class B Common Stock, however, the Class B Common Stock is convertible at any time into shares of Class A Common Stock. The table below sets forth the range of high and low per share sales prices for the Class A Common Stock as reported on the Nasdaq Global Market for the periods indicated.

2007
	HIGH	LOW

First Quarter...............................................................................................................................	$5.70	$4.00
Second Quarter.........................................................................................................................	5.23	4.50
Third Quarter..............................................................................................................................	8.00	4.95
Fourth Quarter............................................................................................................................	7.50	4.54

	2006
	HIGH	LOW

First Quarter...............................................................................................................................	$ 5.50	$ 4.05
Second Quarter.........................................................................................................................	5.40	4.55
Third Quarter..............................................................................................................................	5.00	4.55
Fourth Quarter............................................................................................................................	5.03	3.93

As of March 20, 2008, based upon information provided by our transfer agent, there were 215 record holders of Class A Common Stock and 26 record holders of Class B Common Stock, which numbers do not include stockholders who beneficially own shares held in street name by brokers.

Holders of the Common Stock are entitled to receive such dividends as may be legally declared by the Board of Directors and, in the event of dissolution and liquidation, to receive the net assets of Rock of Ages remaining after payment of all liabilities, in proportion to their respective holdings. No dividends were paid in 2006 or 2007. In October 2007, we renewed our credit facility with our lenders, which, in relevant part, prohibits the Company from paying dividends without their prior consent.

RECENT SALES OF UNREGISTERED SECURITIES

We made no sales of unregistered securities during fiscal 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Neither we nor our affiliates made any purchases of the Company's equity securities during fiscal 2007.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements, including the related Notes, contained elsewhere in this document.

General

Rock of Ages is an integrated quarrier and manufacturer of granite and products manufactured from granite. Until January 17, 2008, we were also engaged in the retail sale of memorials. Accordingly, during 2007, we had three business segments:  quarry, manufacturing and retail. On January 17, 2008, we sold our retail operations and exited the retail business. The retail division was classified as discontinued operations as of December 31, 2007. The quarry division sells granite blocks to the manufacturing division and to outside manufacturers, as well as to customers outside North America. The manufacturing division's principal product is granite memorials and mausoleums used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications. The retail division primarily sold granite memorials directly to consumers.

In 2007, our quarry group showed increases in net revenue from 2006 of $3.2 million while divisional operating income of $3.3 million was up 53% over 2006.  During 2007, demand for our granites in export markets continued to rebound from the sharp decline we suffered in 2005, however, domestic demand for our Barre Gray granite continued to decline slowly.  Following is a brief analysis of each of the individual quarries.

  In our Barre Gray quarry, the gross margin percentage stayed the same, but sales were down from 2006 levels yielding slightly lower gross margin dollars.

  We continue to improve production and development at our Bethel quarry and demand remains strong.

  The Salisbury Pink quarry in North Carolina continued to increase its sales in the export market as we saw improved shipments along with improved margins and a lower cost per cubic foot at the quarry.

  Our Gardenia and Rockwell White quarries, continued to struggle with production recovery issues and continued to have negative gross margins, although the cost per cubic foot decreased in 2007 from the year before. Changes in management and production methods at our North Carolina operations should have a positive effect during 2008 to both production and recovery.

  The Pennsylvania Black quarry also continued to experience recovery problems in 2007. Net revenue was up slightly but still we ended with a negative gross profit for the year. We implemented changes in management and production methods in 2007 and we expect increases in both recovery and the production rate for 2008 in Pennsylvania.

  Results from our Canadian quarries were down slightly from 2006.

  Revenue and gross margins were both down in the Galactic Blue quarry in the Ukraine, which was attributed to disappointing production levels from VIKA.

VIKA, a quarry company in which we have held a 1/3 equity interest since 2002, experienced continuing operational difficulties in 2007 leading to reductions in both the production and sale of Galactic Blue granite blocks. During the year, the Company had advanced an additional $145,000 to VIKA but at the end of the fourth quarter of 2007 decided that it would no longer advance any additional funds. At the same time, the Company began to negotiate an arrangement with the other owners of VIKA to have its advances of approximately $975,000 repaid. This arrangement, which will call for separate repayment schedules for advances in the form of notes and advances for future inventory purchases, has not yet been finalized by the parties. In connection with our assessment of our investment in VIKA, the Company also analyzed VIKA's current financial condition and prospects for the foreseeable future. In addition, senior management made a site visit to the Ukraine in late February 2008. Based on our analysis of financial data provided by VIKA, the decision to no longer fund VIKA's cash needs, limited access by VIKA to third party funding and the results of the recent site visit including discussions with local management, the Company determined that its investment in VIKA of $386,000 had experienced an impairment in value that was other than temporary. Based on that assessment, the Company also concluded that its advances to VIKA should be fully reserved as of December 31, 2007. Accordingly, a charge of $1,361,000 was recognized in the fourth quarter and is separately presented in the accompanying statement of operations for the year ended December 31, 2007.

We will continue to aggressively market our granite blocks in the U.S. and abroad and make productivity improvements and control costs and recovery rates. We believe that most of the productivity challenges we encountered in 2007 have been addressed as we move into 2008.

The manufacturing division had another strong year in 2007. Divisional operating income increased 67% to $4.0 million, which followed a 54% increase to $2.4 million in 2006. Net revenue and gross margins increased and were only slightly offset by somewhat higher SG&A.  Monumental shipments for both traditional monuments and mausoleums increased by $1.6 million and $1.8 million, respectively, from 2006.  Demand for these projects remains strong and orders and shipments of the memorials generally sold by our authorized retailers are steady.  Industrial products shipments declined approximately $500,000 in 2007 but the gross margin increased from 25% to 30%. Accordingly, gross profit dollars were only $25,000 less than 2006. We will continue to pursue a strategy of focusing on the mausoleum and large features market where our product is superior and margins are generally higher, as well as increasing our efforts to expand our wholesale distribution system to the cemetery, funeral home and traditional memorial retailers to grow our traditional monument business.

As of December 31, 2007 the retail division was classified as a discontinued operation. The $5.2 million loss from discontinued operations in 2007 includes a $5.9 million impairment charge to write the book value of the division to fair value and $700,000 in income from operations, which is net of $670,000 of interest expense allocated to the discontinued operations. Also see note 15 of the Notes to Consolidated Financial Statements included in this report.

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

Our critical accounting policies are as follows:  revenue recognition, impairment of long-lived assets and long-term investments, valuation of deferred tax assets, and accounting for pensions and other post-employment benefits.

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

At our Barre, Vermont quarries, we allow customers to purchase granite blocks and at their request we store the blocks for them. Many of our customers do not have adequate storage space at their facilities and want to ensure an adequate supply of blocks, especially when the Barre quarries are closed from mid-December through mid-March because of weather. Our quarry division recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"). Blocks are sold when: the customer selects and identifies the block at the quarry site, requests the block be stored and they have significant business reasons to do so. At that time, the block is removed from our inventory, the customer's name is printed on the block, and title and risk of loss pass to the buyer. The customer is invoiced and normal payment terms apply, except in the case of December terms described below. Granite blocks owned by customers remain on our property for varying periods of time after title passes to the buyer. We retain a delivery obligation using our trucks. However, we consider the earnings process substantially complete because the cost of delivery service is inconsequential (less than 3%) in relation to the price. Further, under industry terms of trade, title passes and the payment obligation is established when the block is identified at the quarry.

Each December, we offer special payment terms to our Barre quarries' customers. As noted above, from approximately mid-December to approximately mid-March, our Barre quarries are closed due to weather. During this time, manufacturing plants remain open and many customers prefer to ensure they own blocks of a size and quality selected by them prior to the quarries' closure. All blocks purchased in December are invoiced on or about December 31 and, at that time, the blocks are removed from inventory, the customer's name is printed on the blocks, and title and risk of loss pass to the buyer. Payment terms are one-third of the invoice amount on January 15, one-third on February 15, and one-third on March 15. The program provides essentially the normal 30-day payment terms during the months when the Barre quarries are closed notwithstanding the customer purchases a three-month supply in December and makes payments over 90 days. Customers need not use these special December terms and may buy from inventory during the closure period on a first-come, first-served basis with the normal 30-day payment terms.

Manufacturing Division

We record revenue related to internally transferred granite only after the granite is manufactured into a finished product and sold to an outside customer. Manufacturing revenues related to outside customers are recorded when the finished product is shipped from our facilities or set in the cemetery, if we are responsible for the setting, which is when risk of ownership transfers, persuasive evidence of an arrangement exists and collectibility is reasonably assured. Revenues related to finished products transferred internally to our owned retail outlets are recorded as revenue by the retail division when ultimately sold to an outside customer.

Retail Division

Retail revenues were recorded when the finished monument was set in the cemetery, which was when risk of ownership transferred, persuasive evidence of an arrangement existed and collectibility was reasonably assured.

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

Valuation of deferred tax assets

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not some portion or all of the current and deferred tax assets will not be realized. The ultimate realization of current and deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. This assessment is made each reporting period. At the end of the second quarter of 2005, based on the level of taxable income and projections for future taxable income, the Company believed it was no longer more likely than not that it would generate the required taxable income to fully realize the benefit of the net U.S. deferred tax assets. Therefore, we adjusted our valuation allowance against the deferred tax assets by recording a tax expense of $9.2 million in the second quarter of 2005 to fully reserve for the entire net U.S. deferred tax asset. At the end of 2006 and 2007, we reached a similar conclusion, therefore we have continued to fully reserve for the entire net U.S. deferred tax asset. We will continue to assess the valuation allowance on a regular basis and may reduce the valuation allowance if and/or when the Company has taxable income from its U.S. operations in the future.

Accounting for pensions and other post-employment benefits
19

We provide defined benefit pension and other post-employment benefit plans for certain employees. Accounting for these plans requires the use of actuarial assumptions including estimates on the expected long-term rate of return on assets, discount rates and, to a lesser extent, the rate of increase in health care costs (due to the small number of individuals receiving this benefit). The expected long-term rate of return has remained the same at 8% and reflects the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. In 2007 we increased the discount rate used to determine our liability in the pension plans from 5.6% to 6.3% based on a bond matching model which uses data on individual high-quality corporate bonds and the timing and amount of the future benefit payments in our plan to develop a weighted discount rate specific to our plan. In order to make informed assumptions, we rely on outside actuarial experts as well as public market data and general economic information. Any changes in one or more of these assumptions may materially affect certain amounts reported on our balance sheet. In particular, a decrease in the expected long-term rate of return on plan assets or a decrease in discount rate could result in an increase in our pension liability and a charge to equity as well as increases in pension expenses over time.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)", ("SFAS No. 158"). This Statement requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. It also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The requirement to recognize the funded status of a benefit plan and the disclosure requirements was implemented as of December 31, 2006. The Company recognized a reduction of $409,400 in prepaid pension costs and intangible assets; an increase of $3,852,362 in accrued pension and post-retirement liabilities; and a charge of $4,261,762 to accumulated other comprehensive loss.  See also note 9 of the Notes to Consolidated Financial Statements.

Results of Operations

The following table sets forth certain historical statement of operations data as a percentage of net revenues with the exception of quarry and manufacturing gross profit and SG&A, which are shown as a percentage of their respective divisions' revenues.

	YEAR ENDED DECEMBER31,

	2007		2006(1)
STATEMENT OF OPERATIONS DATA:
Net revenues:
Quarry	52.7%		52.0%
Manufacturing	47.3%		48.0%
Total net revenues	100.0%		100.0%

Cost of goods sold:
Quarry	78.1%		79.6%
Manufacturing	68.7%		73.0%
Total cost of goods sold	73.7%		76.4%

Gross profit:
Quarry	21.9%		20.4%
Manufacturing	31.3%		27.0%
Total gross profit	26.3%		23.6%

Selling, general and administrative expenses:
Quarry	10.5%		12.0%
Manufacturing	16.1%		17.1%
Corporate overhead	9.3%		10.0%
Impairment of note receivable	-		0.2%
Impairment of investment and advances	2.5%
Insurance recovery - quarry asset	(0.4%	)	(0.2%	)
Foreign exchange loss	0.2%		0.0%
Other income, net	(0.3%	)	(0.2%	)
Total SG&A expenses	24.4%		24.3%

Income (loss) from continuing operations	1.9%		(0.7%	)
Interest expense	(3.3%	)	(4.0%	)

Income (loss) from continuing operations before income taxes	(1.4%	)	(4.7%	)
Provision for income taxes	1.0%		1.0%
Loss from continuing operations	(2.4%	)	(5.7%	)
Discontinued operations (1)	(9.4%	)	(5.0%	)
Net loss	(11.8%	)	(10.7%	)

(1) The financial information for 2006 has been reclassified to present the retail division as discontinued operations.

Year Ended December 31, 2007 Compared To Year Ended December 31, 2006

On a consolidated basis for all segments for the year ended December 31, 2007 compared to the year ended December 31, 2006, revenue increased 11%, gross profit increased 24% and total selling, general and administrative ("SG&A") expenses increased 11% for reasons discussed in detail in the segment analysis below.

Quarry Segment Analysis

Revenues in our quarry operations for the year ended December 31, 2007 increased 12% from 2006. Shipments in 2007 were higher than 2006 in all quarries except Barre and Galactic Blue. The Bethel White, Salisbury Pink and Gardenia White granites are very popular for building purposes and we sell these granites primarily to international customers. Demand for our Barre Gray quarry, primarily used for memorials, continues to decline slowly. We believe that imported granites, which generally are less expensive, are being substituted in the lower end of the memorials market and the color choices  among granites in the memorial market has reduced the share of gray granite as a percentage of the market. The Galactic Blue granite, which is quarried by VIKA Ltd in the Ukraine, which we own a one third interest in, continues to generate interest and orders; however, production has been extremely poor as VIKA continues to develop and open the quarry.

Gross profit dollars from our quarry operations for the year ended December 31, 2007 increased 20% and gross profit as a percentage of revenue increased 2 percentage points to 22% from 2006. The increase in gross profit was primarily the result of improvements in production and recovery at the North Carolina and Pennsylvania quarries.

SG&A expenses in our quarry segment for 2007 decreased 2% from 2006 primarily due to increased convention and export sales expenses offset by decreased administrative salaries and expenses.

Manufacturing Segment Analysis

Revenues in our manufacturing group for the year ended December 31, 2007 increased 9% from 2006. The increase was primarily a result of increased shipments from our memorials group which more than offset a decline in precision products sales.

Gross profit dollars from the manufacturing group increased 26% and gross profit as a percentage of revenue increased 4 percentage points for the year ended December 31, 2007 compared to 2006. The increase in gross profit margin resulted from improved production methods which resulted in lower labor costs.

SG&A expenses for the manufacturing group were up 3% from the prior year primarily as a result of increased commission costs of $345,000.

Consolidated Items

Unallocated corporate overhead increased 4%, or $180,000, from the prior year mainly due to professional fees related to analyzing strategic alternatives for the Company and our SOX 404 compliance efforts which were partially offset by decreases in salary costs.

In 2006, we recognized an impairment of $100,000 on a long term note receivable which dated back to the sale of a manufacturing plant in Elberton, Georgia in 2001.

VIKA, a quarry company in which we have held a 1/3 equity interest since 2002, experienced continuing operational difficulties in 2007 leading to reductions in both the production and sale of Galactic Blue granite blocks. In connection with its assessment of its investment in VIKA, the Company also analyzed VIKA's current financial condition and prospects for the foreseeable future. Based on its analysis of financial data provided by VIKA, the decision to no longer fund VIKA's cash needs, limited access to third party funding and the results of the recent site visit, including discussions with local management, the Company determined that its investment in VIKA of $386,000 had experienced an impairment in value that was other than temporary. Based on that assessment, the Company also concluded that its advances to VIKA should be fully reserved as of December 31, 2007. Accordingly, a charge of $1,361,000 was recognized in the fourth quarter and is separately presented in the accompanying statement of operations for the year ended December 31, 2007.

Late in 2005, an incident with a derrick in our Barre quarry resulted in significant damage to the derrick. We have received insurance recoveries totaling $312,000 that restored the derrick to usefulness. These payments have been recognized in the period they were received.

Foreign exchange losses in 2007 were $120,000 compared to $28,000 in 2006 resulting from the effect of the fluctuating value of the US dollar compared to the Canadian dollar on transactions that are originated in US dollars in our Canadian operations.

Total interest expense was approximately $2.5 million in total for both 2006 and 2007. Interest expense from continuing operations decreased 8% from $2.0 million to $1.8 million primarily as a result of the amount of interest allocated to discontinued operations. During 2007, the total debt level decreased by $4.4 million but the interest rates paid on our credit facility are tied to LIBOR and the prime rate, both of which increased during 2006 and again in 2007 before decreasing again in the fourth quarter of 2007.

The income tax expense for 2007 was $536,000 compared with $473,000 for 2006. The tax expense in both years reflects taxes at our Canadian subsidiary. At the end of the second quarter of 2005, based on the level of taxable income and projections for future taxable income, the Company determined it was no longer more likely than not that it would generate the required taxable income to fully realize the benefit of the net U.S. deferred tax asset. This resulted in a charge to tax expense of $9.2 million in the second quarter of 2005. This action did not affect the cash taxes paid by the Company. In each subsequent quarter since then, we have reached a similar conclusion, therefore we have continued to fully reserve for the entire net U.S. deferred tax asset. We will continue to assess the valuation allowance on a regular basis and may reduce the valuation allowance if and/or when the Company has taxable income from the U.S. operation in the future.

We had a loss from discontinued operations of $5.2 million in 2007. The 2007 loss is made up of income from the discontinued retail operations of $1,358,000; an impairment charge to write down the retail division to its fair market value of $5.9 million and interest expense allocated to discontinued operations of $674,000. This compares to a loss of $2.5 million in 2006 which is made up of income from the discontinued Kershaw operations of $2,000; gain on the sale of the Kershaw quarries of $614,000; loss from the discontinued retail operations of $2.5 million and interest allocated to the discontinued operations of $578,000.

Liquidity and Capital Resources

Historically, we have met our short-term liquidity requirements primarily from cash generated by operating activities and periodic borrowings under the commercial credit facilities described below. Our credit facility with our Lenders was renewed on October 27, 2007 for a term of five years.

In January 2008, we received $7.6 million in net proceeds from the sale of the retail division. We applied $4.5 million of these proceeds to the long-term debt and $3.1 million to the revolving credit facility.

In 2007, the funded status of our defined benefit pension plan increased by approximately $1.9 million as a result of an increase in the discount rate used to calculate the pension benefit obligation from 5.6% to 6.3%, the staff reductions in 2006 and good investment results. We have historically contributed between $800,000 and $1.0 million per year to the plan. We contributed $800,000 in 2007 and expect to contribute $1,300,000 in 2008. In August 2006, the Pension Protection Act was signed into law. Among other things, the Act is aimed at strengthening pension plans by requiring most pension plans to become fully funded over a seven-year period.  The Company is required to fully fund our pension plan by December 31, 2014. We will continue this process of funding the $3.7 million unfunded pension liability as of December 31, 2007 by contributing an additional $550,000 in 2008, which is included in the $1,350,000 mentioned above which, we believe, we will be able to fund either from cash from operations or borrowing under our credit facilities. See Item 1A, Risk Factors and note 9 of the Notes to Consolidated Financial Statements.

Our primary need for capital will be to maintain and improve our quarrying and manufacturing facilities. We have approximately $2.5 million budgeted for capital expenditures in 2007.
23

Cash Flow

At December 31, 2007, we had cash and cash equivalents of approximately $2.0 million and working capital of approximately $23.6 million, compared to approximately $3.3 million of cash and cash equivalents and a working capital deficit of approximately $1.8 million at December 31, 2006. The increase in working capital is mainly due to the classification of the entire amount due under our credit facility as a current liability in 2006 along with a decrease in the borrowings under the line of credit and an increase in inventory in 2007.

Cash from Operations. Net cash provided by operating activities was $3.6 million in 2007 compared to net cash used in operating activities of $448,000 in 2006. With a larger net loss in 2007 the primary reason for the change is that the 2007 net loss was primarily due to the non-cash impairment charge on the write-down of the retail division of $5.9 million and the impairment charge on our VIKA related assets of $1.4 million. This was offset by a $1.2 million increase in inventory coupled with decreases in accounts payable and accruals of $900,000.

Cash from Investing Activities. Cash flows used in investing activities were $1.2 million in 2007 compared to cash flows provided by investing activities of $296,000 in 2006. In 2007 our capital spending was $1.3 million compared to $1.0 million in 2006. In 2006, proceeds from sale of retail operations in Georgia and the Kershaw quarries totaled $1.3 million.

Cash from Financing Activities. Financing activities used $4.4 million in 2007 compared to $1.6 million provided by financing activities in 2006. In 2007 our line of credit was reduced by $2.7 million and $1.6 million was paid on our long-term note.  This compares to a $2.7 million increase under our line of credit less $1.1 million paid on our long-term debt in 2006. In 2007 we also had $100,000 in cash provided from employees exercising stock options which was offset by increased debt issuance costs of $161,000 associated with the renewal of our credit facility.

Cash Flow from Discontinued Operations. The cash flow from discontinued operations are included in the cash flow from continuing operations in the Consolidated Statements of Cash Flows. If stated separately, the net cash flow from discontinued operations was an increase of $77,000 made up of $2,932,000 provided by operations, $43,000 provided by investing activities and $2,898,000 used in financing activities.  In 2006 the net cash flow used in discontinued operations was $271,000 made up of $893,000 provided by operations, $91,000 used in investing activities and $1,073,000 used in financing activities.  The absence of cash flows due to discontinued operations is not expected to significantly affect the Company's future liquidity or capital resources.

Credit Facility

We have a credit facility with the CIT Group/Business Credit and Chittenden Trust Company ("Lenders") that is scheduled to expire in October 2012 and is secured by substantially all assets of the Company located in the United States. The facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable, inventory and certain fixed assets. Amounts outstanding were $10,478,260 and $19,021,439 as of December 31, 2007 and $13,217,612 and $20,715,905 as of December 31, 2006, on the revolving credit facility and the term loan line of credit, respectively.  Availability under the revolving credit facility was $9,521,740 as of December 31, 2007.  The weighted average interest rate was 7.56% and 7.46% on the revolving credit facility in 2007 and 2006, respectively. The credit facility loan agreement places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, make capital expenditures, repurchase stock and make investments or guarantees, without pre-approval by the Lenders.  The credit facility agreement also contains certain covenants for a Minimum Fixed Charge Coverage Ratio and a limit on the Total Liabilities to Net Worth Ratio of the Company.

Minimum Fixed Charge Coverage Ratio. The facility requires the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA), to the sum of income taxes paid, capital expenditures, interest and scheduled debt repayments be at least 1.00 for any trailing twelve-month period at the end of a quarter through December 31, 2008 and 1.10 beginning with the first quarter of 2009. Primarily as a result of operating losses in 2006 and first quarter 2007, we had been in violation of this covenant and had received waivers and amendments of this covenant from the Lenders. The Company was in compliance with the Ratio covenant, at December 31, 2007.

Total Liabilities to Net Worth Ratio. Our credit facility also requires that the ratio of our total liabilities to net worth (the "Leverage Ratio") not exceed 2.0. The Leverage Ratio excludes from the calculation the change in tangible net worth directly resulting from the Company's compliance with SFAS No. 158 of $4.3 million. In relevant part, SFAS No. 158 required us to place on our books certain unrecognized and unfunded retirement liabilities as of December 31, 2006. As of December 31, 2007, we were in compliance with the Leverage Ratio covenant.

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

The rates in effect as of December 31, 2007 were as follows:
	Amount Outstanding	Formula	Effective Rate

Revolving Credit Facility	$5.5 million	Prime	7.25%
Revolving Credit Facility	5.0 million	LIBOR + 2.00 pts.	7.25%
Term Loan A	19.0 million	LIBOR + 2.25 pts.	7.50%

Canadian Credit Facility

The Company's Canadian subsidiary has a line of credit agreement with the Royal Bank of Canada that is renewable annually. Under the terms of this agreement, a maximum of $4.0 million CDN may be advanced based on eligible accounts receivable, eligible inventory, and tangible fixed assets.  The line of credit bears interest at the U.S. prime rate. There was $20,000 CDN and -0- outstanding as of December 31, 2007 and 2006, respectively.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", ("SFAS No. 157"). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. The Provisions of SFAS 157, as issued, are effective for the fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157", ("FSP 157-2") that amended SFAS 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope. We are currently evaluating the effect, if any, that the adoption of SFAS No. 157 may have on our financial statements.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115", ("SFAS No. 159"). This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. This statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect, if any, that the adoption of SFAS No. 159 may have on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations", ("SFAS No. 141"). This Statement improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effect, if any, that the adoption of SFAS No. 141 may have on our financial statements.

In December 2007 the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51". ("SFAS No. 160"). This Statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity; the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions and establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation. This statement is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effect, if any, that the adoption of SFAS No. 160 may have on our financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required for this item is included in this Annual Report on Form 10-K on Pages i through xlii, inclusive, and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have determined, as a result of the material weaknesses described below, that such disclosure controls and procedures and internal controls are not effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Notwithstanding the existence of the material weaknesses described below, management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company's financial position, results of operations and cash flows for the periods and dates presented.  In making this determination, management considered the material weaknesses in our internal control over financial reporting that existed as of December 31, 2007, as more fully described below.

Management's Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on these criteria, management has concluded that, as of December 31, 2007, the Company's internal control over financial reporting is ineffective because of material weaknesses in the following areas:

  Financial reporting process

  Inadequate segregation of duties at Rock of Ages Canada

  Insufficient monitoring and accounting for an account affected by a significant estimate

A "material weakness" is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The Company has concluded that the above material weaknesses are primarily the result of an insufficient number of employees dedicated to the accounting and financial reporting functions who possess an appropriate level of training and experience in SEC and US GAAP reporting matters.  Additionally, the Company does not utilize integrated financial reporting software to prepare consolidated period-end results which requires management to rely on manual spreadsheets, which are subject to error. The material weaknesses identified above increase the risk that a material misstatement to the Company's annual or interim financial statements would not be prevented or detected in a timely manner. The Company has taken additional measures to ensure that the consolidated financial statements filed in this 10-K are complete and accurate.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Remediation Steps to Address Material Weaknesses

The Company is in the process of developing and implementing a remediation plan to address the material weaknesses described above. We either have taken or will take the following actions to improve internal control over financial reporting:

  With the sale of the retail division in 2008, we believe our remaining financial operations can be fully consolidated into our existing financial software program which will reduce the use of manual spreadsheets and, as a result, the burden on current employees responsible for financial reporting.  This step is currently in process.
  We have implemented and will continue to consider additional monitoring procedures by corporate level accounting  and finance personnel in our Barre, Vermont office to mitigate the segregation of duties weakness identified at Rock of Ages Canada.
  With the sale of our retail operations in January 2008 and the consolidation of our two Barre office locations in March 2008, we will continue to evaluate the structure of the existing accounting and finance group to determine whether additional personnel are needed or increased training on SEC reporting and US GAAP matters for employees responsible for financial reporting is required to ensure the completeness and accuracy of the Company's financial statements.

We will report on our progress in implementing these remediation actions in subsequent filings during the year.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that has occurred during our fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information concerning directors and executive officers of the Company is set forth below.

Unless otherwise indicated, none of the companies or organizations referred to below is a parent, subsidiary or affiliate of the Company.

NAMES OF DIRECTORS AND EXECUTIVE OFFICERS (1)		AGE	POSITIONS WITH THE COMPANY

James L. Fox		56	Director
Richard C. Kimball		67	Director and Vice Chairman
Paul H. Hutchins		52	Vice President/Administration
Donald Labonte		46	President and Chief Operating Officer
Laura Plude		50	Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
Pamela G. Sheiffer		61	Director
Kurt M. Swenson		63	Chief Executive Officer and Chairman of the Board of Directors
Charles M. Waite		75	Director
Frederick E. Webster Jr.		70	Director

(1)	Each executive officer serves for a term of one year (and until his successor is chosen and qualified) at the discretion of the Board of Directors.

James L. Fox has been a director of the Company since October 1997. Since January 2007, he has been President and Chief Executive Officer, and from October 2005 to December 2007, he was Executive President and Chief Operating Officer of FundQuest, Inc., a global provider of turnkey, open architecture wealth management programs and services for financial institutions and advisors. From September 2003 to October 2005, he was Executive Vice President and Chief Financial Officer of The BISYS Group, Inc. He was President of Fund Services Division of The BISYS Group, Inc. from April 2003 to September 2003. From August 2001 to April 2003, he was President and Chief Executive Officer of govOne Solutions, L.P., an electronic government payment service. From June 2000 to August 2001, he was Vice President-Corporate Development and Chief Financial Officer of Gomez, Inc., a research and consulting firm specializing in Internet quality measurement. Prior to joining Gomez, Mr. Fox had been Vice Chairman of PFPC Inc., a division of the PNC Financial Services Group, Inc. from December 1999 to June 2000. Before joining PFPC, Inc., Mr. Fox had an eleven year career with the Investor Services Group of First Data Corporation, a provider of processing and mutual fund and retirement services for mutual fund complexes, banks, insurance companies and advisory firms, including serving as President and Chief Executive Officer (1999) and Chief Operating Officer (1997-1999). Mr. Fox's current term as a director of the Company will expire at the Company's 2010 Annual Meeting.

Richard C. Kimball has been a director of the Company since 1986, and Vice Chairman since 1993. From 1993 to January 2001, he was Chief Operating Officer - Memorials Division of the Company and from January 2001 to December 2004, he was Chief Strategic and Marketing Officer. Prior to joining the Company, Mr. Kimball served as a director, principal and President of The Bigelow Company, Inc., a strategic planning and investment banking firm from 1972 until 1993. Mr. Kimball retired as an employee of the Company on December 31, 2004 and served as a consultant to the Company during 2005 and 2006. His current term as a director will expire at the Company's 2009 Annual Meeting.

Paul H. Hutchins has been Vice President/Administration since October 2004.  From September 1993 to October 2004, he was Manager of Administration.  Mr. Hutchins has held numerous other positions during his 26 year career at Rock of Ages, including Director of Information Services (June 1989 - September 1993), Production Manager (Rock of Ages Canada, Inc., October 1987 - June 1989), Purchasing and Transportation Manager (June 1984 - October 1987) and Staff Engineer (December 1981 - June 1984).

Donald Labonte has been President and Chief Operating Officer since February 2008.  He was President and Chief Operating Officer/Quarry Division from December 2007 to February 2008, and President and Chief Operating Officer/Manufacturing Division from August 2002 to February 2008.  Mr. Labonte has been President of Rock of Ages Canada, Inc., a wholly owned subsidiary of the Company, since 1999. From January 2002 to July 2002, he was Vice President/Manufacturing of the Company. From 1998 to 1999, he was Vice President/General Manager of Rock of Ages Canada, Inc. From 1993 to 1998, Mr. Labonte was Director of Operations of Rock of Ages Canada, Inc. From 1980 to 1993, Mr. Labonte held various positions in the manufacturing plant at Rock of Ages Canada, Inc.

Laura Plude has been Vice President and CFO since August 2007.  She served briefly as Vice President/Finance from July 2007 to August 2007.  Ms. Plude was Director of Finance of the Company from August 2004 to July 2007. She was a staff accountant at the Company from August 1999 to August 2004. Prior to joining the Company, Ms. Plude was a self-employed CPA.

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

Kurt M. Swenson has been Chief Executive Officer and Chairman of the Board of Directors of the Company since 1984. From 1984 to February 2008 he also served as President of the Company. Prior to the Company's initial public offering in 1997, Mr. Swenson had been the Chief Executive Officer and a director of Swenson Granite Company, Inc. from 1974 to September of 1997. Mr. Swenson currently serves as non-executive Chairman of the Board of Swenson Granite Company, LLC, a Delaware limited liability company engaged in the granite curb and landscaping business. Swenson Granite Company, LLC may be deemed an affiliate of the Company. He is also a director of the National Building Granite Quarries Association, an industry association of United States-based dimension granite quarriers. Mr. Swenson's current term as a director will expire at the Company's 2009 Annual Meeting.

Charles M. Waite has been a director of the Company since 1985. Since 1989, Mr. Waite has been managing partner of Chowning Partners, a financial consulting firm that provides consulting services to New England companies. Mr. Waite's current term as a director will expire at the Company's 2010 Annual Meeting.

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

AUDIT COMMITTEE

Rock of Ages has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are James L. Fox (Chairman), Charles M. Waite and Frederick E. Webster Jr. The Board of Directors has determined that James L. Fox, Chairman of the Audit Committee is an audit committee financial expert as defined by Item 407(d)(5) of Regulation S-K of the Exchange Act, and is independent under Rule 10A-3(b)(1) under the Exchange Act and as independence is defined for audit committee members in the listing standards of The Nasdaq Stock Market, Inc.

CODE OF ETHICS

On April 28, 2004, the Board of Directors adopted a code of business ethics for directors, officers (including Rock of Ages' principal executive officer and principal financial and accounting officer) and employees. The code of business ethics is available on Rock of Ages' website at www.rockofages.com. Stockholders can also request a free copy by making such request in writing to Rock of Ages Corporation, PO Box 482, Barre, Vermont 05641, attn: Vice President of Administration. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, or principal accounting officer or controller by disclosing such information on our website in accordance with Item 5.05 of Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth compensation information concerning the compensation of our Chief Executive Officer and our other two most highly compensated executive officers who served in such capacities during the year ended December 31, 2007 (the "Named Executive Officers").

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (1)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kurt M. Swenson, Chairman/CEO (Principal Executive Officer)	2007 2006	$446,500 (2) $446,500 (2)	-	-	-	-	$46,125 (3) $34,318 (3)	$1,301 (4) $1,650 (4)	$493,926 $482,468
Donald Labonte, President/COO	2007 2006	$253,800 (5) $237,600 (5)	$10,300 (6) $25,000 (7)	- -	- -	$29,700 -	- -	$33,538 (8) $48,830 (9)	$327,338 $311,430
Richard M. Urbach, President/COO-Retail Division	2007 2006	$160,008 $150,008	$25,000 (10) $25,000 (11)	- -	- -	- -	- $8,098	$101,386 (12) $1,650 (13)	$286,394 $184,756

(1)	Incentive payments under the 2007 Annual Incentive Plan were accrued in 2007 but paid in 2008.

(2)	For 2006 and 2007, includes $100,000 of salary earned but deferred in each year at the election of Mr. Swenson pursuant to the Rock of Ages Key Employees Deferred Salary Plan (the "DS Plan").

(3)	Interest credited on deferred compensation pursuant to the DS Plan in excess of 120% of the applicable federal long term rate for 2006 and 2007, respectively.

(4)	For 2006 and 2007, respectively, amount represents Company match on 401(k) deferrals.

30

(5)

For 2006, Mr. Labonte, a citizen of Canada, was paid an annual base salary of $270,000 CDN ($237,600 USD).  For the purposes of this table, to calculate his 2006 annual base salary in U.S. dollars, we used a currency conversion rate of $.88 US to $1.00 CDN, which represents the average of the exchange rates as of the end of each month during fiscal 2006, as published in the Wall Street Journal.  For 2007, Mr. Labonte was paid an annual base salary of $270,000 CDN ($253,800 USD).  For the purposes of this table, to calculate his 2007 annual base salary in U.S. dollars, we used a currency conversion rate of $.94 U.S. to $1.00 CDN, which represents the average of the exchange rates as of each month during fiscal 2007, as published in the Wall Street Journal.

(6)

Discretionary bonus of $10,958 CDN ($10,300 USD) paid in 2008 for 2007 performance. To calculate the amounts paid in U.S. dollars, we used a currency conversion rate of $.94 U.S. to $1.00 CDN, which represents the average of the exchange rates as of the end of each month during fiscal 2007, as published in the Wall Street Journal.

(7)

Discretionary bonus of $28,410 CDN ($25,000 USD) paid in 2007 for 2006 performance. To calculate the amounts paid in U.S. dollars, we used a currency conversion rate of $.88 U.S. to $1.00 CDN, which represents the average of the exchange rates as of the end of each month during fiscal 2006, as published in the Wall Street Journal.

(8)

Includes $18,800 USD ($20,000 CDN) paid by the Company to Mr. Labonte's self-directed retirement account under the Retirement Plan for Salaried Employees of Rock of Ages Canada, Inc. and $838 ($891 CDN) paid for a life insurance poicy on Mr. Labonte's life, payable to his heirs. Effective during fiscal 2007, Rock of Ages Canada, Inc. established a supplemental retirement plan for Mr. Labonte, which is intended to take the place of the unfunded supplemental deferral account referred to in Note (9) below.  Rock of Ages Canada has funded the supplemental retirement account with $106,693 USD ($113,503 CDN) which represents the amount of the unfunded liability of the supplemental deferral account. In addition, Rock of Ages Canada paid $13,900 USD ($14,787 CDN) into the supplemental retirement plan for Mr. Labonte for 2007. For the purposes of this table, to calculate the amounts paid in 2007 for Mr. Labonte's retirement arrangements, we used a currency conversion rate of $.94 USD to $1.00 CDN, which represents the average of the exchange rates as of each month during fiscal 2007, as published in the Wall Street Journal. See "Narrative to Summary Compensation Table" and "PENSION AND POST-RETIREMENT BENEFITS - Canadian Retirement Plans" at page 35 of this report.

(9)

Includes $16,720 USD ($19,000 CDN) paid by the Company to Mr. Labonte's self-directed retirement account under the Retirement Plan for Salaried Employees of Rock of Ages Canada, Inc.  Also includes $13,894 USD ($15,789 CDN) credited to an unfunded, supplemental deferral account for the benefit of Mr. Labonte and $18,216 USD ($20,700 CDN) withdrawn by Mr. Labonte in 2007.  The amounts therein are intended as supplemental retirement benefits but under Canadian law were immediately available to Mr. Labonte for any purpose.  The supplemental account was an unfunded liability of the Company's subsidiary, Rock of Ages Canada, Inc. and any amounts so deferred did not earn interest. For the purposes of this table, to calculate the amounts paid in 2006 for Mr. Labonte's retirement arrangements, we used a currency conversion rate of $.88 USD to $1.00 CDN, which represents the average of the exchange rates as of the end of each month during fiscal 2006, as published in the Wall Street Journal.

(10)	Discretionary bonus paid in 2007 for 2006 performances.

(11)	Discretionary Bonus paid in 2008 for 2007 performances.

(12)	Includes $99,686 paid by the Company for relocation expense reimbursement in 2007. Also includes $1,700 Company match on 401(k) deferrals.

(13)	Amount represents Company match on 401(k) deferrals.

Narrative to Summary Compensation Table

The Compensation Committee of the Board of Directors (the "Compensation Committee") is primarily responsible for reviewing, approving, and overseeing the Company's compensation plans and practices, and works with management to establish the Company's executive compensation programs. Our executive compensation program consists of four key components: base salary, annual bonus awards, equity based incentives in the form of stock options, and retirement benefits.

Base Salary

The Compensation Committee annually reviews the Chief Executive Officer's ("CEO") salary and the CEO's recommendations with regard to the base salaries of our other executive officers. The Compensation Committee did not increase the rate of base salaries for our executive officers in 2007 and again decided that it would not increase base salaries for our executive officers in 2008.

Non-Equity Incentive Plans and Cash Bonuses

Our executive officers, including the Named Executive Officers, participate in the 2007 Annual Incentive Plan, which was adopted by the Compensation Committee and sets forth corporate and divisional performance measures for each participating employee, as well as target award values. Performance under the Incentive Plan is measured by the achievement of certain levels of earnings before interest and taxes ("EBIT"), net of incentive payments. In the case of executive officers responsible for an operating division, EBIT targets are set at both the corporate and divisional levels. The CEO's EBIT targets are set at the corporate level only. The target award values for 2007 for the named executive officers under the Incentive Plan as a percentage of base salary are set forth below:

	Target Award Values (% of Base Salary)
	Threshold	Target	Maximum

Kurt M. Swenson, Chairman/Chief Executive Officer	10%	25%	50%

Donald Labonte, President and COO	10%	25%	50%

Richard M. Urbach, President and COO/Retail Division	10%	25%	50%

The Compensation Committee may also pay discretionary bonuses to officers if, in the Compensation Committee's sole discretion, a participant has achieved corporate, divisional or personal goals worthy of reward. The Compensation Committee awarded discretionary bonuses for 2007 performance to Mr. Labonte, ($10,300) the Company's Chief Operating Officer ("COO") and Mr. Urbach, ($25,000) who was the Company's President and COO of the retail operations until his resignation on January 17, 2008.

Stock Options

Our 2005 Stock Plan was established to provide certain employees with an opportunity to share, along with our stockholders, in our long-term performance. Historically, we have granted stock options which vest based upon continued employment, typically over a three to five year period. All options are granted with maximum terms that expire ten years after the date of grant (or upon earlier termination of the option holder's employment). Typically, we have granted options to executive officers when they are first appointed. In 2007, the Compensation Committee met and determined that option grants for existing executive officers would not be appropriate. The specifics of option holdings among our Named Executive Officers are shown at page 33 of this report under the caption "OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END."

Retirement Benefits

We maintain a defined benefit plan (the "DB Plan") for non-union employees and we have entered into salary continuation agreements (the "SC Agreements") with certain officers, including the CEO. We also have a deferred salary plan (the "DS Plan") for certain management and highly compensated employees. At the present time, the CEO is the only participant in the DS Plan. Our COO, who is a Canadian citizen, is not eligible to participate in these plans. Accordingly, we provide retirement benefits to our COO and our Canadian employees through separate retirement plans sponsored by Rock of Ages Canada, Inc, our Canadian subsidiary. The specifics of our retirement programs are shown at page 33 of this report under the caption "PENSION AND POST-RETIREMENT BENEFITS."

Employment Agreements

The CEO has an employment agreement with the Company,  and Mr. Urbach, who resigned on January 17, 2008 but was an executive officer during 2007, also had an employment agreement with the Company.  These agreements generally provide for the payment of base salary, severance, and change in control payments.  Our other executive officers do not have employment agreements.  The employment agreements with the Named Executive Officers are described in greater detail at page 36 of this report under the caption "EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS."

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth information concerning options to purchase Class A Common Stock held by the Named Executive Officers at December 31, 2007.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kurt M. Swenson	-	-	-	-	-	-	-	-	-
Donald Labonte	15,000	-	-	$5.98	2/8/2012	-	-	-	-
Richard M. Urbach (1)	-	-	-	-	-	-	-	-	-

(1) Effective at the close of business on January 17, 2008, Mr. Urbach resigned from employment as the Company's President and COO - Retail Division.

OPTION EXERCISES AND STOCK VESTED

During 2007 none of the Named Executive Officers exercised any stock options or became vested in any restricted stock.

PENSION AND POST-RETIREMENT BENEFITS

Defined Benefit Pension Plan

We maintain a qualified defined benefit pension plan (the "DB Plan") for non-union employees of Rock of Ages Corporation.  The DB Plan is noncontributory and provides benefits based upon a formula calculated by reference to length of service and final average earnings.  As of December 31, 2007, the Pension Plan provides an annual life annuity at age 65 equal to 1.8% per year of a participant's highest consecutive five year average compensation (excluding bonus) during the last ten years of employment" ("Final Average Compensation"), plus 0.4% per year of a participant's Final Average Compensation in excess of social security covered compensation times the years of service, up to a maximum of 30 years.  Participants who have attained the age of 55 and who have at least 10 years of service may elect to receive early retirement benefits under the DB Plan.  In the case of early retirement, the amount of the monthly pension benefit will be equal to the monthly accrued pension benefit, determined as of the early retirement date, reduced actuarially for each month that the early retirement date precedes the normal retirement date.

The following table shows the total estimated annual retirement benefits payable upon normal retirement under the DB Plan for the Named Executive Officers at the specified executive remuneration and years of continuous service.

Final Average Compensation	15 Years	20 Years	25 Years	30 Years	35 Years
$125,000	$37,861	$50,481	$63,102	$75,722	$75,722
$150,000	$46,111	$61,481	$76,852	$92,222	$92,222
$175,000	$54,361	$72,481	$90,602	$108,722	$108,722
$200,000	$62,611	$83,481	$104,352	$125,222	$125,222
$225,000	$70,861	$94,481	$118,102	$141,722	$141,722
$250,000	$79,111	$105,481	$131,852	$158,222	$158,222
$275,000	$87,361	$116,481	$145,602	$174,722	$174,722
$300,000	$95,611	$127,481	$159,352	$191,222	$191,222
$325,000	$103,861	$138,481	$173,102	$207,722	$207,722
$350,000	$112,111	$149,481	$186,852	$224,222	$224,222
$375,000	$120,361	$160,481	$200,602	$240,722	$240,722
$400,000	$128,611	$171,481	$214,352	$257,222	$257,222
$425,000	$136,861	$182,481	$228,102	$273,722	$273,722
$450,000	$145,111	$193,481	$241,852	$290,222	$290,222
$475,000	$153,361	$204,481	$255,602	$306,722	$306,722
$500,000	$161,611	$215,481	$269,352	$323,222	$323,222

The CEO is the only named executive officer participating in the DB Plan, and has 34 years of service.  The COO, a Canadian citizen, is not eligible to participate in the DB Plan.  Mr. Urbach (the "Retail COO") resigned as President of the Retail Division on January 17, 2008 and was not vested in the DB Plan at the time he resigned.

Salary Continuation Agreements

In addition to the DB Plan, we have salary continuation agreements ("SC Agreements") which provide for supplemental pension benefits to certain current and former officers of the Company.  The CEO is the only Named Executive Officer who is covered by an SC Agreement. The SC Agreements provide a 100% joint and survivor annuity at age 65 equal to a percentage, ranging from 0.6% to 1.1% of a participant's highest annual base compensation times full years of service.  A participant may elect, with the approval of the Board of Directors, early retirement and receive benefits under the SC Agreement without reduction as long as the participant has attained the age of 55.

The following table sets forth the supplemental pension benefits for the CEO under his SC Agreement.

Name	Highest Annual Base Compensation	Total Years of Service at Age 65	Annual Retirement Benefit at Age 65

K. Swenson	$481,000	26	137,566

Deferred Salary Plan

We established the Rock of Ages Key Employees Deferred Salary Plan (the "DS Plan") for certain management and highly compensated employees.  Participation in the DS Plan is limited to those employees designated by the Board of Directors in its sole discretion, and who satisfy the following criteria:  (1) the employee has attained the age of 55; (2) the employee is an executive officer; (3) the employee has completed a minimum of ten years of continuous service with the Company; and (4) the employee's annual base salary, fringe benefits and other non-cash compensation exceeds $200,000 (subject to adjustment each year to reflect the average percentage change in the base salaries of all officers of the Company).  The CEO is the only executive officer who currently participates in the DS Plan.

Participants may make an irrevocable election to defer up to $100,000 annually under the DS Plan. Any amounts deferred are reflected in deferred salary accounts created by the Company.  Interest at the rate of 12% per annum is credited on a monthly basis to each Participant's deferred salary account. The aggregate account balances remain part of the general unrestricted assets of the Company. Participants do not have any right or claim to any specific assets of the Company, but only a claim against the Company as a general, unsecured creditor to the extent of the undistributed portion of their deferred salary account. Benefits under the DS Plan are paid upon the retirement, death or disability of the participant or other termination of participation, subject to certain procedures relating to distribution. Each year prior to making a deferral, participants must elect the method of distribution that will apply to that deferral upon retirement under the DS Plan.  Participants have three distribution options:  (i) Interest only on the undistributed account balance at 12% per annum, payable monthly, quarterly or annually for the life of the participant or his/her spouse, with distribution of the remaining account balance payable upon the death of the participant or his/her spouse, whichever is later; (ii) as provided in (i) above, but subject to a term certain of not less than 10 nor more than 20 years with respect to the payment of interest only; or (iii) level payment amortization of the participant's account balance as of the commencement of payments, plus interest on the undistributed account balance at 12% per annum, over any of the time periods available under (i) or (ii) above.

Canadian Retirement Plans

Our Canadian subsidiary, Rock of Ages Canada, Inc. ("ROA Canada"), has a retirement plan for our Canadian employees, the Retirement Plan for Salaried Employees of Rock of Ages Canada, Inc. (the "Basic Canadian Retirement Plan") which is registered with the Province of Quebec and the Government of Canada. All salaried, non-union employees of ROA Canada are participants in the Basic Canadian Retirement Plan, including Mr. Labonte.  Pursuant to the Basic Canadian Retirement Plan, ROA Canada contributes 8% of a participant's monthly compensation each month to each participant's account. The investments in the account are self-directed by each participant with a range of investment options. ROA Canada may, in its discretion, make an additional contribution to a participant's account, up to a maximum aggregate amount of 13% of a participant's salary per year (including amounts previously contributed during the year). For 2007, Canadian law allowed a maximum contribution per individual to the Basic Canadian Retirement Plan of $20,000 CDN.

During 2006, we contributed the full $16,720 USD ($19,000 CDN) allowable under Canadian law to Mr. Labonte's self-directed retirement account under the Basic Canadian Retirement Plan.  In 2006, we also made a discretionary contribution equal to $13,894 USD ($15,789 CDN) to an unfunded supplemental deferral account for the benefit of Mr. Labonte, which brought the total amount contributed by ROA Canada for retirement benefits for Mr. Labonte to $30,614 USD ($34,789 CDN).  The discretionary contribution is intended to supplement the maximum allowable contributions under Canadian law.  Such contributions were an unfunded liability of ROA Canada, and did not earn interest. In 2007, we contributed $18,800 USD (the full $20,000 CDN allowable under Canadian law) to Mr. Labonte's self-directed retirement account under the Basic Canadian Retirement Account.  Effective in 2007 ROA Canada established a supplemental retirement plan for Mr. Labonte ("Canadian Supplemental Plan"). The Canadian Supplemental Plan is funded as a retirement compensation arrangement as defined in article 248 of the Canadian Income Tax Act. We made an initial contribution to the Canadian Supplemental Plan equal to $106,693 USD ($113,503 CDN), which was the amount accrued from prior years under the unfunded supplemental deferral account referred to above.  The only participant in the Canadian Supplemental Retirement Plan is Mr. Labonte. Each year, ROA Canada may make a contribution to the Canadian Supplemental Plan equal to 13% of Mr. Labonte's base salary, less any amounts paid to the Basic Canadian Retirement Plan for Mr. Labonte.  For 2007, we made a contribution to the Canadian Supplemental Plan equal to $13,900 USD ($14,787 CDN).  We may make additional contributions to the Canadian Supplemental Retirement Plan at our discretion. Normal retirement age under the Canadian Supplemental Plan is 65 years however the participant may elect early retirement at age 55, or may elect to postpone normal retirement to not later than age 71. Upon early, normal or postponed retirement, Mr. Labonte is entitled to a lump sum equal to the value of the contributions made to the Canadian Supplemental Plan, plus accrued earnings of the Plan, or he may elect to be paid in installments over 5 years from the retirement date.

Post Employment Health Care Policy

It is our policy to provide post-employment health care coverage to our executive officers and their spouses who retire at age 55 or older. The form and type of benefits to be provided is the coverage that is in effect for active employees from time to time, and the retiree pays his or her portion of the premium for such coverage, as the same may be set from time to time. We reserve the right, in our sole discretion, to change or amend such coverage, the retiree's share of the premium and/or such other terms of the coverage as we deem necessary or advisable, or to cease providing such coverage altogether.  Coverage is provided to  executive officers who retire at age 55 or older and to their spouses until they reach age 65, provided, however, that health care coverage for a spouse terminates when the executive officer reaches (or would have reached) age 68, regardless of whether the spouse has reached age 65.

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

Swenson Employment Agreement - Severance and Change In Control Arrangements

The Company has an employment agreement with the CEO, Mr. Swenson (the "Swenson Employment Agreement"), for retention of his services as President and Chief Executive Officer of the Company. The term of the Swenson Employment Agreement commenced on October 24, 1997, the date of consummation of the Company's initial public offering (the "Commencement Date"), and continues until the fifth anniversary thereof, provided on the third and each subsequent anniversary of the Commencement Date such term will automatically be extended for one additional year, unless, not later than 90 days prior to the expiration of the term, the Company or Mr. Swenson gives notice the term will not be extended. The Swenson Employment Agreement has been automatically extended each year since 2002 and will, subject to further automatic extension, expire in October 2011. The Swenson Employment Agreement provides for continued payment of salary and benefits over the remainder of the term if Mr. Swenson's employment is terminated by the Company without Cause (as defined in the Swenson Employment Agreement) or as a result of death or disability or by Mr. Swenson for Good Reason. "Good Reason" is defined in the Swenson Employment Agreement to mean (i) the assignment of any duties to Mr. Swenson inconsistent in any respect with his position, authority, duties or responsibilities as contemplated by the Swenson Employment Agreement, or any other action which results in the diminution in his position, authority, duties or responsibilities; (ii) failure by the Company to comply with any provisions requiring payment or provision of a benefit to Mr. Swenson; (iii) requiring Mr. Swenson to be based at any office or location outside of a 35 mile radius of Concord, New Hampshire; or (iv) any purported termination of the Swenson Employment Agreement.

The Swenson Employment Agreement also provides for a lump sum payment to Mr. Swenson equal to the sum of (i) accrued but unpaid salary, and a prorated bonus amount equal to the greater of the largest annual bonus paid to Mr. Swenson during the prior three years and the annual bonus payable in respect of the most recently completed fiscal year"(the "Highest Annual Bonus"), through the date of termination and (ii) three times the sum of both his then annual salary and his Highest Annual Bonus, and for continuation of benefits for three years, if Mr. Swenson's employment is terminated by the Company (other than for Cause, death or disability) during the twelve-month period following, or prior to but in connection with, or by Mr. Swenson for any reason during the twelve-month period following, a Change in Control (as defined in the Swenson Employment Agreement). In the event of a termination related to a Change in Control, Mr. Swenson may elect in lieu of the lump sum payment described above, either to receive in a lump sum or over the then remaining term of the Swenson Employment Agreement, an amount equal to the total amount he would have been entitled to receive if his employment had been terminated by the Company without Cause or by Mr. Swenson for Good Reason. If any payment or distribution by the Company to or for the benefit of Mr. Swenson under the Swenson Employment Agreement would be subject to the excise tax imposed by Section 4999 of the Code or any interest or penalties are incurred by Mr. Swenson with respect to such excise tax, then Mr. Swenson will generally be entitled to receive an additional payment such that after payment by Mr. Swenson of all taxes, Mr. Swenson retains an amount of the additional payment equal to the excise tax imposed.

Assuming the benefits were triggered under the Swenson Employment Agreement as of the last business day of 2007 (December 31, 2007), the estimated lump sum severance payment to Mr. Swenson in the event of a Change in Control would be $2,785,131, consisting of $1,339,500 salary and bonus, $803,541 in deferred salary and interest accumulated under the DS Plan, $312,065 in benefit continuation, and $330,025 excise tax gross up payment. If benefits under the Swenson Employment Agreement were triggered as a result of a termination without Cause, or due to death or disability, or as a result of a termination by Mr. Swenson for Good Reason, the aggregate estimated severance benefits to Mr. Swenson would be the same of stated above, except that salary would be paid to Mr. Swenson monthly over a period of 36 months from the date of termination.  Mr. Swenson does not hold any options to purchase Company stock.

The Urbach Employment Agreement - Severance and Change In Control Arrangements

The Company also had an employment agreement with the Retail COO, Mr. Urbach, (the "Urbach Employment Agreement") for the retention of his services as President and Chief Operating Officer of the Retail Division. The Urbach Employment Agreement commenced on September 15, 2004, and was terminated on January 17, 2008, in connection with Mr. Urbach's participation in the purchase of the Company's Retail Division and his resignation at the closing thereof.  In connection with the termination of the Urbach Employment Agreement and the sale of the Retail Division, Mr. Urbach agreed to waive any rights to severance or change in control payments provided in the agreement.

NON-EMPLOYEE DIRECTOR COMPENSATION

For the 2007 fiscal year, directors who are not also officers of the Company were paid annual directors' retainers of $30,000.  Audit Committee members were paid an additional annual retainer fee of $2,000 and members of other committees are paid additional annual retainers of $1,000 for each committee.  Directors are also eligible for grants under the 2005 Stock Plan.  We reimburse our non-employee directors for travel and lodging expenses that they incur in connection with their attendance of directors' meetings and meetings of shareholders of the Company.

Actual Fiscal 2007 Non-Employee Director Compensation

The following table shows the compensation paid to our non-employee directors for the 2007 fiscal year:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation($)	Non- qualified Deferred Compensation Earnings	All Other Compen-sation ($)	Total ($)
James L. Fox	33,000	-	-	-	-	-	33,000
Richard C. Kimball (1)	31,000	-	-	-	-	-	31,000
Pamela G. Sheiffer	31,000	-	-	-	-	-	31,000
Charles M. Waite	33,000	-	-	-	-	-	33,000
Frederick E. Webster, Jr.	33,000	-	-	-	-	-	33,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 20, 2008, certain information with respect to the beneficial ownership of our Common Stock by each (i) director, (ii) Named Executive Officer (iii) beneficial owner of more than 5% of either class of the outstanding Common Stock known to us, based on Securities and Exchange Commission filings and other available information and (iv) by all directors and executive officers of the Company as a group. This information is based upon information received from or on behalf of the individuals or entities named below, except as otherwise noted. The Class B Common Stock is convertible on a share-for-share basis into Class A Common Stock. The Class B Common Stock is entitled to ten votes per share and the Class A Common Stock is entitled to one vote per share. Beneficial ownership has been determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated in the footnotes below, we believe, based on the information furnished or otherwise available to us, the persons and entities named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws. Ownership percentages are based upon 4,677,467 shares of Class A Common Stock and 2,738,596 shares of Class B Common Stock outstanding as of March 20, 2008.

In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of such person, shares of Class A Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 20, 2008 were deemed to be outstanding. Such shares were not deemed to be outstanding, however, for the purpose of computing the percentage ownership of any other person.

	SHARES OF CLASS B COMMON STOCK BENEFICIALLY OWNED		SHARES OF CLASS A COMMON STOCK BENEFICIALLY OWNED
NAME AND ADDRESS OF BENEFICIAL OWNER (1)	NUMBER	PERCENT OF CLASS	NUMBER (2)	PERCENT OF CLASS (2)

North Star Investment Management Corp. 20 North Wacker Drive, Suite 1416 Chicago, IL 60606	-	-	405,170	8.7%

Lord Abbett & Co., LLC (3) 90 Hudson Street Jersey City, NJ 07302	-	-	354,301	7.6%

Dimensional Fund Advisors, Inc (4) 1299 Ocean Avenue Santa Monica, CA 90401	-	-	301,689	6.5%

Connors Investor Services, Inc.(5) 2727 Allen Parkway, Suite 460 Houston, TX 77019	-	-	287,650	6.2%

AXA Financial, Inc. (6) 1290 Avenue of the Americas New York, NY 10104	-	-	246,095	5.3%

Kuby Gottlieb Special Value Fund, LP(7) 25 North Wacker Drive, Suite1416 Chicago, IL 60606	-	-	245,000	5.2%

Kurt M. Swenson (8) **	1,005,000	36.7%	1,135,000	20.0%
Kevin C. Swenson (9) Willougby Colby Rd. Warner, NH 03278	1,023,489	37.4%	1,023,489	18.0%
Robert Pope 46 Grand View Farm Road Barre, VT 05641-8335	144,875	5.3%	160,875	3.3%
Richard C. Kimball **	29,126	1.1%	102,126	2.2%
Charles M. Waite (10)**	29,126	1.1%	51,000	1.1%
James L. Fox**	-	*	1,000	*
Frederick E. Webster Jr.**	-	*	5,000	*
Donald Labonte (11)**	-	*	15,000	*
Pamela G. Sheiffer**	-	*	2,500	*
Richard M. Urbach(12)**
All directors and executive officers as a group (9 persons)	1,063,252	38.8%	1,338,826	23.3%

                **  Named Executive Officer and/or Director
                *    Less than 1%

(1)	The business address of each director and executive officer of the Company is c/o Rock of Ages Corporation, 560 Graniteville Road, Graniteville, Vermont 05654.

(2)

For each beneficial owner (and directors and executive officers as a group), (i) the number of shares of Class A Common Stock listed includes (or is comprised solely of) the number of Class A shares owned outright or under outstanding vested options and a number of shares equal to the number of shares of Class B Common Stock, if any, listed as beneficially owned by such beneficial owner(s) and (ii) the percentage of Class A Common Stock listed assumes the conversion on March 20, 2008 of all shares of Class B Common Stock, if any, listed as beneficially owned by such beneficial owner(s) into Class A Common Stock and also that no other shares of Class B Common Stock beneficially owned by others are so converted.

38

(3)

According to a Schedule 13G dated February 13, 2008, Lord Abbett & Co., LLC, in its capacity as an investment advisor or manager, may be deemed to be the beneficial owner of the listed shares that are held of record by certain investment companies, trusts or other accounts it advises or manages.

(4)

According to a Schedule 13G dated February 6, 2008, Dimensional Fund Advisors, Inc., in its capacity as an investment advisor or manager, may be deemed to be the beneficial owner of the listed shares that are held of record by certain investment companies, trusts or other accounts it advises or manages.

(5)

 According to a Schedule 13G dated February 14, 2006, Connors Investment Services, Inc., in its capacity as an investment advisor or manager, may be deemed to be the beneficial owner of the listed shares that are held of record by certain investment companies, trusts or other accounts it advises or manages.

(6)

According to a Schedule 13G dated February 14, 2008, AXA Financial, Inc. in its capacity as an investment advisor or manager, may be deemed to be the beneficial owner of the listed shares that are held of record by certain investment companies, trusts or other accounts it advises or manages.

(7)

According to a Schedule 13G dated December 27, 2007, Kuby Gottleib Special Value Fund, LP in its capacity as an investment advisor or manager, may be deemed to be the beneficial owner of the listed shares that are held of record by certain investment companies, trusts or other accounts it advises or manages.

(8)

Kurt M. Swenson is the brother of Kevin C. Swenson. Includes 1,005,000 shares of Class B Common Stock and 130,000 shares of Class A Common Stock held by the Kurt M. Swenson Revocable Trust of 2000. Kurt M. Swenson, as the sole trustee of the Kurt M. Swenson Revocable Trust of 2000, beneficially owns such shares.

(9)	Kevin C. Swenson is the brother of Kurt M. Swenson.

(10)	Includes 6,000 shares of Class A Common Stock subject to currently exercisable stock options.

(11)	Includes 15,000 shares of Class A Common Stock subject to currently exercisable options.

(12)	Richard M. Urbach resigned as President and Chief Operating Officer of the retail operations of the Company on January 17, 2008

Equity Compensation Plan Information

The following table sets forth information regarding the Company's equity compensation plan as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	196,000	$6.11	500,000

Equity compensation plans not approved by security holders	None	None	None

Total	196,000	$6.11	500,000

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

Transactions with Related Persons, Promoters and Certain Control Persons

Transactions With Related Persons

In connection with and prior to its initial public offering in 1997, the Company effected a reorganization whereby, among other things, the Company's then parent corporation, Swenson Granite Company, Inc. ("Swenson Granite"), was merged with and into the Company, with the Company as the surviving corporation, and, immediately prior to such merger, Swenson Granite distributed its curb and landscaping business to its stockholders through a pro rata distribution of all of the member interests in a newly formed limited liability company named Swenson Granite Company LLC ("Swenson LLC"). Kurt M. Swenson, the Company's Chairman and Chief Executive Officer, and his brother Kevin C. Swenson, each own approximately 31% of Swenson Granite LLC. Certain other executive officers and directors of the Company collectively own approximately 9% of Swenson LLC. Kurt M. Swenson serves as a non-officer Chairman of the Board of Swenson LLC, but has no involvement with its day-to-day operations. Robert Pope, a holder of more than 5% of the Class B Common Stock, is Swenson LLC's President and Chief Executive Officer, and including shares owned by his wife and children, owns 12% of Swenson LLC. Neither Kurt M. Swenson nor any other officer or director of the Company, receives salary, bonus, expenses or other compensation from Swenson LLC, except for any pro rata share of earnings attributable to their ownership interest in Swenson LLC.

Swenson LLC owns two granite quarries: one in Concord, New Hampshire and another in Woodbury, Vermont. Both have been owned by Swenson LLC (or its predecessor Swenson Granite) for more than 40 years. Because of the proximity of the Woodbury quarry to Barre, Vermont, the Company provides, and may continue to provide, certain maintenance services and parts to the Woodbury quarry and is reimbursed for the cost of such services. During 2007, the Company received approximately $39,000 for such maintenance services and parts. Both the Company and Swenson LLC have the right to terminate these services at any time. The Company also purchases Concord blocks and other products from Swenson LLC at market prices. The Company's purchases of granite provided by Swenson LLC in 2007 were approximately $4,000. Swenson LLC also purchases granite blocks and slabs from the Company. Such purchases amounted to approximately $23,000 in 2007. The Company believes these arrangements with Swenson LLC are not material and that they are on terms as favorable, or more favorable, to the Company than would be available from an unrelated party for comparable granite products. Both of Swenson LLC 's quarries produce gray granite primarily for curb and landscape use. Although Rock of Ages' gray granite from its Barre and Stanstead quarries is used primarily for memorial use, it may be in competition with Swenson LLC in some markets, including the supply of its gray granites for other than memorial use. Swenson LLC has supplied its Woodbury granite to manufacturers of government grave markers made for the Veterans' Administration for many years and Rock of Ages has not been in the business of selling or manufacturing its gray granites for use in Veterans markers.

On January 17, 2008, we entered into a definitive stock purchase agreement with PKDM Holdings, Inc., a corporation owned by Richard M. Urbach, the President and Chief Operating Officer of our retail operations, and James Barnes, the financial manager of our retail operations.  Pursuant to the stock purchase agreement, we sold all of our retail operations to PKDM for a purchase price of $8 million, paid in cash at the closing, which was completed on January 17, 2008.  We classified our retail operations as a discontinued operation as of December 31, 2007, and recorded a write down in the carrying value of the retail division of approximately $5.9 million as of that date.

The determination to sell the retail operations was reached after our Board engaged in a lengthy process of fully exploring strategic alternatives with the assistance of Covington Associates, LLC, a Boston-based investment banking firm selected by a special committee of non-employee directors and retained by the Company in 2006.  The sale to PKDM was recommended to the Board by this special committee following the solicitation of bids from interested parties, and Covington Associates delivered a favorable opinion to the Board with respect to the fairness to the Company, from a financial point of view, of the consideration to be received by the Company in the transaction.

In connection with the transaction, we entered into a five year supply agreement with PKDM and its operating subsidiary,  North American Heritage Services, Inc.("NAHS"), naming it as an authorized Rock of Ages retailer in the existing retail territories formerly serviced by its owned retail stores, and NAHS has agreed to minimum annual memorial purchases from the Company of $3.5 million during each year of the five year term, excluding private mausoleums.

Mr. Urbach and Mr. Barnes resigned from employment with the Company at the closing.  Mr. Urbach entered into a resignation agreement with the Company at the closing, pursuant to which Mr. Urbach agreed to waive any severance or change in control payment that may have been due him pursuant to his employment agreement.  The Company agreed to pay Mr. Urbach a performance bonus of $25,000 for 2007 performance.

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

Director Independence

The Board of Directors has determined that each of our directors, other than Mr. Swenson, is independent under the listing standards of The Nasdaq Stock Market, Inc.  Mr. Swenson serves as our Chairman and Chief Executive Officer.  Therefore, the Board of Directors determined that he is not independent under the listing standards of the Nasdaq Stock Market, Inc. In making its independence determinations, the Board of Directors reviewed transactions and relationships, if any, between the director or any member of his or her immediate family and us or one or more of our subsidiaries or affiliates based on information provided by the director, Company records and publicly available information.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid by Rock of Ages for the audit and other services provided by Grant Thornton LLP and its affiliates for fiscal 2007 and 2006.  The Audit Committee considered all of these services rendered by Grant Thornton LLP and its affiliates to be compatible with the maintenance of Grant Thornton LLP's and its affiliates' independence.

The Audit Committee did not utilize the de minimis exception to the pre-approval requirements to approve any services provided by Grant Thornton LLP and its affiliates during fiscal 2007.

	2007(1)	2006(1)
Audit Fees (2)	$497,767	$456,238
Tax Fees (3)	71,353	63,815
All Other Fees	-	-
Total	$569,120	$520,053

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

(1)	In addition to the amounts shown in the table above, which were paid to Grant Thornton LLP and its affiliates for services for fiscal 2006 we also paid KPMG LLP $36,415 in audit fees.

(2)

Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings, including out of pocket expenses.

(3)	For fiscal 2007 and 2006, respectively, tax fees included solely tax compliance fees.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of or are included in this Annual Report on Form 10-K and are incorporated herein by reference:

	1.	The financial statements listed in the Index to Consolidated Financial Statements and Financial Statement Schedule, filed as part of this Annual Report on Form 10-K.

2.

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

	3.	The exhibits listed in the Exhibit Index filed as part of this Annual Report on Form 10- K.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1

Form of Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

3.2

Amended and Restated By-laws of the Company (as amended through April 6, 1999) (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on November 16, 2007)

4.

Specimen Certificate representing the Class A Common Stock (incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.1*

First Amendment and Restatement of Rock of Ages Corporation Key Employees Deferred Salary Plan dated April 6, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 and filed with the Securities and Exchange Commission on April 2, 2007)

10.2*	Rock of Ages 2005 Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on June 23, 2005)

10.3*

Employment Agreement of Kurt M. Swenson (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.4*

Employment Agreement of Douglas S. Goldsmith dated May 25, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on June 16, 2006)

10.5*

Employment Agreement of Michael B. Tule dated May 25, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on June 16, 2006)

10.6*

Amendment No. 1 to Employment Agreement of Kurt M. Swenson dated April 20, 2006 (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 and filed with the Securities and Exchange Commission on August 14, 2006)

43

10.7*

Amendment to Salary Continuation Agreement of Kurt M. Swenson dated April 20, 2006 (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 and filed with the Securities and Exchange Commission on August 14, 2006)

10.8*

Retirement Agreement - Jon M. Gregory dated August 25, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 2005 and filed with the Securities and Exchange Commission on November 15, 2005)

10.9*

Severance Agreement and General Release dated May 22, 2006 between Rudolph R. Wrabel and the Company (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on May 26, 2006)

10.10*

Severance Agreement and General Release dated May 22, 2006 between Caryn A. Crump and the Company (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on May 26, 2006)

10.11*

Form of Salary Continuation Agreement (incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.12

Form of Collective Bargaining Agreement dated as of April 29, 2006 by and between Rock of Ages Corporation and the Granite Cutter's Association (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 and filed with the Securities and Exchange Commission on August 14, 2006)

10.13

Form of Side Letter Agreement dated April 29, 2006 by and between the Granite Cutter's Association and Rock of Ages Corporation  (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 and filed with the Securities and Exchange Commission on August 14, 2006)

10.14

Form of Collective Bargaining Agreement dated as of April 29, 2006 by and between Rock of Ages Corporation and the Granite Cutter's Association  (incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 and filed with the Securities and Exchange Commission on April 2, 2007)

10.15

Form of Side Letter Agreement dated April 29, 2006 by and between the Granite Cutter's Association and Rock of Ages Corporation  (incorporated herein by reference to Exhibit 10.124to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 and filed with the Securities and Exchange Commission on April 2, 2007)

10.16

Credit Facility dated as of June 25, 1997 between Royal Bank of Canada and Rock of Ages Canada, Inc., Rock of Ages Quarries Inc. and Rock of Ages Canada Inc. (incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.17

Twelfth Amendment and Consent to Financing Agreement dated as of October 30, 2006, by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Pennsylvania Granite Corporation, Rock of Ages Memorials, Inc. and Sioux Falls Monument Company (incorporated herein by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on November 1, 2006)

10.18

Thirteenth Amendment and Consent to Financing Agreement dated as of March 29, 2007, by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Pennsylvania Granite Corporation, Rock of Ages Memorials, Inc. and Sioux Falls Monument Company  (incorporated herein by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 and filed with the Securities and Exchange Commission on April 2, 2007)

44

10.19

Supply Agreement dated as of January 11, 2002 by and between Rock of Ages Corporation and Adams Granite Co., Inc. (incorporated herein by reference to exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and filed with the Securities and Exchange Commission on April 1, 2002)

10.20

Amendment to Supply Agreement dated as of January 1, 2004 by and between Rock of Ages Corporation and Adams Granite Co., Inc.  (Incorporated by reference to Exhibit 10.20 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2006 and filed with the Commission on April 2, 2007.)

10.21

Amendment No. 2 to Supply Agreement dated as of January 16, 2007 by and between Rock of Ages Corporation and Adams Granite Co., Inc.  (Incorporated by reference to Exhibit 10.21 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2006 and filed with the Commission on April 2, 2007.)

10.22

Purchase and Sale Agreement and related exhibits dated July 28, 2006 by and between Rock of Ages Corporation, Carolina Quarries, Inc. and New England Stone Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q For the quarterly period ended September 30, 2006 and filed with the Securities and Exchange Commission on November 13, 2006

10.23

Amendment No. 1 to Purchase and Sale Agreement and related exhibits dated October 19, 2006 by and between Rock of Ages Corporation, Carolina Quarries, Inc. and New England Stone Industries, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q For the quarterly period ended September 30, 2006 and filed with the Securities and Exchange Commission on November 13, 2006

10.24

Stock Purchase Agreement dated as of January 17, 2008 by and between PKDM Holdings, Inc. and Rock of Ages Corporation. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on January 23, 2008)

10.25	Termination Agreement and General Release dated January 17, 2008 by and between Richard M. Urbach and the Company.

10.26

Authorized Retailer Supply and License Agreement dated as of January 17, 2008 by and between the Company, PKDM Holdings, Inc., North American Heritage Services, Inc., Keith Monument Company, LLC, and Sioux Falls Monument Co., LLC†

10.27

Amended and Restated Financing Agreement  dated October 24, 2007 by and between The CIT Group/Business Credit, Inc. and Carolina Quarries, Inc., Pennsylvania Granite Corp., Keith Monument Company, LLC, Rock of Ages Memorials, Inc., Sioux Falls Monument Co., and the Company. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on October 25, 2007)

10.28

Letter from The CIT Group/Business Credit, Inc. to Carolina Quarries, Inc., Pennsylvania Granite Corp., Keith Monument Company, LLC, Rock of Ages Memorials, Inc., Sioux Falls Monument Co., and the Company consenting to sale of the Company's retail division.

10.29	Supplemental Retirement Plan for Donald Labonté dated as of January 1, 2007.

11.	Statement re: computation of per share earnings (incorporated herein by reference to Note (1)(n) of the Company's consolidated financial statements (filed herewith))

16

Letter re: Change in Principal Accountants (incorporated herein by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on October 11, 2005)

21.	Subsidiaries of the Company

23.1	Consent of Grant Thornton LLP

31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

45

31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* This exhibit is a management contract or compensatory plan or arrangement.

- Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

46

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2007 and 2006

(With Report of Independent Registered Public Accounting Firm Thereon)

47

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Table of Contents

48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Rock of Ages Corporation:

We have audited the accompanying consolidated balance sheets of Rock of Ages Corporation and subsidiaries (a Delaware Corporation) (collectively, the "Company") as of December 31, 2007 and 2006 and the related statements of operations, stockholders' equity and comprehensive loss, and cash flows for the years then ended. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rock of Ages Corporation and subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, during the fourth quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 158, "Employers Accounting for Defined Benefit Pension and Other Postretirement Plans".

/s/ Grant Thornton LLP Boston, Massachusetts March 31, 2008

i

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2007 and 2006

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,960,512	$3,345,095
Trade receivables, less allowance for doubtful accounts of $131,825 in 2007 and $162,084 in 2006	11,712,693	11,902,331
Inventories	21,679,833	19,807,872
Income taxes receivable	98,336	148,680
Other current assets	1,768,736	1,499,914
Current assets of discontinued operation	14,266,459	8,515,258
Total current assets	51,486,569	45,219,150

Property, plant and equipment:
Granite reserves and development costs	16,098,666	15,829,367
Land	4,283,516	4,582,028
Buildings and improvements	13,155,111	12,454,269
Machinery and equipment	26,818,110	25,377,333
Furniture and fixtures	1,128,021	1,157,985
Construction-in-process	441,988	298,598
	61,925,412	59,699,580
Less accumulated depreciation, depletion and amortization	30,139,159	27,000,944
Net property, plant and equipment	31,786,253	32,698,636

Other assets:
Cash surrender value of life insurance policies	186,454	167,968
Identified intangible assets, net	382,933	467,953
Goodwill	387,156	387,156
Debt issuance costs, net	155,823	62,837
Due from affiliates	-	829,651
Long-term investments	241,512	703,727
Other long-term assets	18,000	133,162
Non-current assets of discontinued operation	-	13,717,480
Total other assets	1,371,878	16,469,935

Total assets	$84,644,700	$94,387,721

ii

ROCK OF AGES CORPORATION AND SUBSIDIARIES
 Consolidated Balance Sheets
December 31, 2007 and 2006

	2007	2006
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under line of credit	$10,498,386	$13,217,612
Current maturities of long-term debt	5,191,044	20,726,477
Trade payables	1,793,503	2,048,845
Accrued expenses	2,303,048	2,068,179
Salary continuation and other post-employment liabilities	583,801	566,561
Customer deposits	746,608	1,381,248
Liabilities of discontinued operation	6,748,236	6,986,019
Total current liabilities	27,864,626	46,994,941

Long-term debt, net of current maturities	14,158,177	250,996
Salary continuation liabilities, net of current portion	5,530,678	5,817,617
Accrued pension cost	3,668,281	5,545,608
Accrued post-employment benefit cost	1,574,791	2,069,718
Deferred tax liabilities	54,937	55,774
Other	1,322,474	1,152,411
Total liabilities	54,173,964	61,887,065

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock - $0.01 par value; 2,500,000 shares authorized; none issued	-	-
Common stock - Class A, $0.01 par value; 30,000,000 shares authorized; 4,677,467 and 4,660,800 shares issued and outstanding as of December 31, 2007 and 2006, respectively	46,775	46,608
Common Stock - Class B, $0.01 par value; 15,000,000 shares authorized; 2,738,596 shares issued and outstanding as of December 31, 2007 and 2006	27,386	27,386
Additional paid-in capital	65,656,658	65,550,908
Accumulated deficit	(33,352,380)	(26,795,898)
Accumulated other comprehensive loss	(1,907,703)	(6,328,348)
Total stockholders' equity	30,470,736	32,500,656

Total liabilities and stockholders' equity	$84,644,700	$94,387,721

See accompanying notes to consolidated financial statements

iii

ROCK OF AGES CORPORATION AND SUBSIDIARIES
 Consolidated Statements of Operations
Years ended December 31, 2007 and 2006

	2007	2006
Net revenues:
Quarry	$29,292,419	$26,087,566
Manufacturing	26,253,337	24,069,222
Total net revenues	55,545,756	50,156,788

Cost of goods sold:
Quarry	22,889,256	20,761,165
Manufacturing	18,036,488	17,570,796
Total cost of goods sold	40,925,744	38,331,961

Gross profit:
Quarry	6,403,163	5,326,401
Manufacturing	8,216,849	6,498,426
Total gross profit	14,620,012	11,824,827

Selling, general and administrative expenses:
Quarry	3,061,465	3,137,542
Manufacturing	4,214,275	4,105,651
Corporate overhead	5,187,083	5,007,313
Impairment of note receivable	-	100,000
Impairment of investment in and advances to affiliate	1,361,329	-
Insurance recovery - quarry asset	(211,811)	(100,000)
Foreign exchange losses	119,712	28,405
Other income, net	(159,017)	(79,465)
Total selling, general and administrative expenses	13,573,036	12,199,446

Income (loss) from operations	1,046,976	(374,619)

Interest expense, net	1,843,667	2,001,662

Loss from continuing operations before income taxes	(796,691)	(2,376,281)

Provision for income taxes	535,867	472,849

Loss from continuing operations	(1,332,558)	(2,849,130)

Discontinued operations, including impairment charge of $5,908,509 in 2007 and gain on disposal of $614,000 in 2006	(5,223,924)	(2,516,142)

Net loss	$(6,556,482)	$(5,365,272)

Net loss per share - basic and diluted:
Loss from continuing operations	$(0.18)	$(0.39)
Discontinued operations	(0.70)	(0.34)
Net loss per share	$(0.88)	$(0.73)

Weighted average number of common shares outstanding - basic and diluted	7,416,063	7,399,396

See accompanying notes to consolidated financial statements.

iv

 ROCK OF AGES CORPORATION AND SUBSIDIARIES
 Consolidated Statements of Stockholders' Equity and Comprehensive Loss
Years ended December 31, 2007 and 2006

	CLASS A COMMON STOCK	CLASS B COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS' EQUITY

Balance at December 31, 2005	$46,608	$27,386	$65,550,908	$(21,430,626)	$(2,718,025)	$41,476,251

Comprehensive loss:

Net loss	-	-	-	(5,365,272)	-	(5,365,272)
Cumulative translation adjustment	-	-	-	-	(57,100)	(57,100)
Net unrealized loss on securities available for sale	-	-	-	-	(25,800)	(25,800)
Minimum pension liability adjustment	-	-	-	-	734,339	734,339
Total comprehensive loss						(4,713,833)
Pension liability adjustment to apply SFAS No. 158	-	-	-	-	(4,261,762)	(4,261,762)

Balance at December 31, 2006	$46,608	$27,386	$65,550,908	$(26,795,898)	$(6,328,348)	$32,500,656

Comprehensive loss:
Net loss	-	-	-	(6,556,482)	-	(6,556,482)
Cumulative translation adjustment	-	-	-	-	1,854,349	1,854,349
Net unrealized loss on securities available for sale	-	-	-	-	(111,800)	(111,800)
Pension liability adjustment	-	-	-	-	2,678,096	2,678,096
Total comprehensive loss						(2,135,837)
Stock compensation expense	-	-	5,581	-	-	5,581
Exercise of stock options	167	-	100,169	-	-	100,336

Balance at December 31, 2007	$46,775	$27,386	$65,656,658	$(33,352,380)	$(1,907,703)	$30,470,736

See accompanying notes to consolidated financial statements.

v

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(6,556,482)	$(5,365,272)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of discontinued operations	5,908,509	-
Impairment of investment in and advances to affiliate	1,361,329	-
Loss (gain) on sale of assets	269,055	(605,148)
Depreciation, depletion and amortization	3,729,739	4,059,891
Impairment of note receivable	-	100,000
Deferred taxes	(9,770)	(14,660)
Stock compensation expense	5,581	-
Decrease (increase) in cash surrender value of life insurance policies	(18,486)	562,885
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	-	(212,386)
Decrease (increase) in trade receivables	842,295	642,450
Decrease (increase) in due to/from affiliates	(149,366)	(14,557)
Decrease (increase) in inventories	(1,158,637)	(663,748)
Decrease (increase) in other current assets	(117,794)	645,198
Decrease (increase) in other assets	223,700	7,522
Increase (decrease) in trade payables	(474,482)	368,526
Increase (decrease) in accrued expenses	(404,946)	(244,736)
Increase (decrease) in income taxes payable/receivable	64,092	(70,735)
Increase (decrease) in customer deposits	(117,124)	110,211
Increase (decrease) in salary continuation liability	(20,970)	48,979
Increase (decrease) in accrued pension cost	(10,132)	(12,169)
Increase (decrease) in accrued post-employment benefit cost	47,202	(46,549)
Increase (decrease) in other liabilities	170,062	255,895
Net cash provided by (used in) operating activities	3,583,375	(448,403)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,279,061)	(1,047,393)
Purchases of long-term investments	-	(25,479)
Proceeds from sale of assets	114,385	1,369,124
Net cash (used in) provided by investing activities	(1,164,676)	296,252

Cash flows from financing activities:
Net borrowings under line of credit	(2,719,226)	2,718,233
Principal payments on long-term debt	(1,628,252)	(1,128,667)
Stock options exercised	100,335	-
Debt issuance costs	(161,195)	-
Net cash (used in) provided by financing activities	(4,408,338)	1,589,566

Effect of exchange rate changes on cash and cash equivalents	605,056	(77,512)

Net (decrease) increase in cash and cash equivalents	(1,384,583)	1,359,903

Cash and cash equivalents, beginning of year	3,345,095	1,985,192

Cash and cash equivalents, end of year	$1,960,512	$3,345,095

See accompanying notes to consolidated financial statements.

vi

ROCK OF AGES CORPORATION AND SUBSIDIARIES
 Consolidated Statements of Cash Flows, continued

	2007	2006
Supplemental cash flow information:
Cash paid during the year for:
Interest	$2,664,493	2,669,853
Income taxes paid	540,756	549,444

Supplemental non-cash investing and financing activities:

The Company recorded an adjustment for an increase in the funded status of the pension plans of $2,678,096 in 2007. In 2006 the Company recorded an adjustment for an increase in the funded status of the pension plans of $734,339 and a decrease due to the adoption of SFAS No. 158 as of December 31, 2006 of $(4,261,762).

See accompanying notes to consolidated financial statements.

vii

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In this report, the terms "Company," "we," "us," or "our" mean Rock of Ages Corporation and all subsidiaries included in our consolidated financial statements. Rock of Ages was founded in 1885 and is an integrated granite quarrier and manufacturer whose principal product is granite memorials used primarily in cemeteries. We own and operate nine active quarry properties and six manufacturing and sawing facilities in North America, principally in Vermont and the Province of Quebec. Until the retail division was sold on January 17, 2008, we marketed and distributed our memorials on a retail basis through approximately eighty Company-owned retail sales outlets in sixteen states. We sell memorials wholesale to approximately ninety-five independent authorized Rock of Ages retailers in the United States as well as approximately eighty-eight retailers in Canada.

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

The Company had approximately $1,945,000 and $3,291,000 of cash and cash equivalents in foreign banks at December 31, 2007 and 2006, respectively.

	(c)	INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the specific annual average cost method for the quarry segment and the specific cost method for the manufacturing segment and former retail segment.

	(d)	PROPERTY, PLANT AND EQUIPMENT

The Company capitalizes significant purchases of items having expected useful lives in excess of one year. Property, plant and equipment are stated at cost. Depreciation is calculated using the straight-line and declining balance methods based upon the following estimated useful lives:

		Buildings and improvements	10 to 40 years
		Leasehold improvements	Shorter of the estimated useful life or lease term
		Machinery and equipment	3 to 20 years
		Furniture and fixtures	5 to 12 years

Depreciation expense amounted to $3,412,743 and $3,729,077 in 2007 and 2006, respectively.

Cost depletion and amortization of granite reserves and development costs are charged to operations based on cubic feet produced in relation to estimated reserves of the property. Cost depletion and amortization charged to operations amounted to $148,756 and $146,501 in 2007 and 2006, respectively.

viii

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

(e)	GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Identified intangible assets (those intangible assets with definite estimated useful lives) are recorded at fair value at the date of acquisition and are amortized, using the straight-line method, over their estimated useful lives. Such intangible assets are reviewed for impairment as set forth in note 1 (l).

Goodwill is recorded when consideration paid for a business acquisition exceeds the fair value of the net tangible and identifiable intangible assets acquired. The Company accounts for goodwill and certain other identified intangible assets in accordance with Statement of Accounting Standards ("SFAS") No. 142, "Goodwill and other Intangible Assets" ("SFAS No. 142"), which requires that goodwill and other indefinite lived intangibles no longer be amortized, but rather be tested annually or more frequently as impairment indicators arise.  The Company performs its annual impairment testing in the first quarter.

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

The Company amortizes debt issuance costs using the straight-line method over the term of the related borrowing. Amortization expense was $68,210 and $83,783 in 2007 and 2006, respectively, and is reported with interest expense in the accompanying consolidated statements of operations.

(g)	FOREIGN CURRENCY TRANSLATION

The functional currency of the Company's Canadian subsidiary is the Canadian dollar. The Company translates the accounts of its foreign subsidiary in accordance with SFAS No. 52, "Foreign Currency Translation," under which all assets and liabilities are translated at the rate of exchange in effect at year-end. Revenue and expense accounts are translated using weighted average exchange rates in effect during the year. Gains or losses from foreign currency translation are included in accumulated other comprehensive loss, which is included in stockholders' equity in the accompanying consolidated financial statements. All realized and unrealized transaction gains and losses are separately reported in the statements of operations.

(h)	INCOME TAXES

The Company files its U.S. Federal income tax return on a consolidated basis. Rock of Ages Canada, Inc., a wholly owned subsidiary, is responsible for income taxes in Canada. Max Mining, a wholly owned subsidiary, is responsible for income taxes in Luxembourg.

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

The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. This assessment is made each reporting period.

ix

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

The Company is allowed to claim percentage depletion for tax purposes under IRS Code Section 613 based upon income derived from quarrying operations.

In July 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109, Accounting for Income Taxes", ("FIN No. 48"). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation was effective for fiscal years beginning after December 15, 2006. The implementation of this interpretation had no impact on our financial statements.

(i)	STOCK-BASED EMPLOYEE COMPENSATION

The Company adopted SFAS No. 123R "Share Based Payments" ("SFAS No. 123R"), in 2006, which had no impact on the financial statements as the vesting of all unvested options were accelerated prior to adoption. SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values.

(j)	PENSION AND OTHER POST-EMPLOYMENT PLANS

The Company maintains a defined benefit pension plan covering substantially all of its Vermont based non-union employees. The benefits are based on years of service and the employee's compensation. The Company's funding policy is to annually contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts, if any, as we may determine to be appropriate.

We have salary continuation plans that cover certain employees described in more detail in Note 9. We measure the cost of our obligations based on actuarial estimates and recognize net periodic costs as employees render the necessary services to earn the benefits.

The Company also sponsors a post-employment health care plan for certain early retirees and executive officers and post-employment group life insurance plans for all Vermont-based union and non-union employees. We measure the cost of our obligations based on actuarial estimates and recognize net periodic costs as employees render the services necessary to earn the post-employment benefits.

The Company adopted SFAS No.158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of Financial Accounting Standards Board Statements Nos. 87, 88, 106 and 132(R) ("SFAS No. 158"), effective December 31, 2006.

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

December 31, 2007 and 2006

(l)	IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to estimated, undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value.

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

At our Barre Vermont quarries, we allow customers to purchase granite blocks and at their request we store the blocks for them. Many of our customers do not have adequate storage space at their facilities and want to ensure an adequate supply of blocks, especially when the Barre quarries are closed from mid-December through mid-March because of weather. Our quarry division recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104").  Blocks are sold when the customer selects and identifies the block at the quarry site, requests the block be stored and they have significant business reasons to do so. At that time, the block is removed from inventory the customer's name is printed on the block, and title and risk of ownership passes to the buyer. The customer is invoiced and normal payment terms apply, except in the case of December terms described below. Granite blocks owned by customers remain on our property for varying periods of time after title passes. We retain a delivery obligation using our trucks. However, we consider the earnings process substantially complete because the cost of delivery service is inconsequential (less than 3%) in relation to the selling price. Further, under industry terms of trade, title passes and the payment obligation is established when the block is identified at the quarry.

Each December, we offer special payment terms to customers of our Barre quarries. As noted above, from approximately mid-December to approximately mid-March, our Barre quarries are closed due to weather. During this time, manufacturing plants remain open and many prefer to ensure they own blocks of a size and quality selected by them prior to the quarries' closure. All blocks purchased in December are invoiced on or about December 31 and, at that time, the blocks are removed from inventory, the customer's name is printed on the blocks, and title and risk of ownership passes to the buyer. Payment terms are one-third of the invoice amount on January 15, one-third on February 15, and one-third on March 15. The program provides essentially the normal 30-day payment terms during the months when the Barre quarries are closed notwithstanding the customer purchases a three-month supply in December and makes payments over 90 days. Customers need not use these special December terms and may buy from inventory during the closure period on a first-come, first-served basis with the normal 30-day payment terms.

Manufacturing

We record revenue related to internally transferred granite only after the granite is manufactured into a finished product and sold to an outside customer. Manufacturing revenues related to outside customers are recorded when the finished product is shipped from our facilities or set in a cemetery, if we are responsible for the setting, which is when risk of ownership transfers to the customer, persuasive evidence of an arrangement exists and collectibility is reasonably assured. Manufacturing revenues related to internally transferred finished products to our former retail stores were recorded when ultimately sold to an outside customer.

xi

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Retail

Until we sold the retail division on January 17, 2008, retail revenues were recorded when the finished monument was placed in a cemetery, which is when risk of ownership transfers to the customer, persuasive evidence of an arrangement exists and collectibility is reasonably assured.

Freight

The Company accounts for freight in accordance with Emerging Issues Task Force Consensus No. 00-10, "Accounting for Shipping and Handling Fees and Costs". While amounts charged to customers for shipping product are included in revenues, the related costs are classified in cost of sales.

(n)	NET INCOME (LOSS) PER SHARE

Net income (loss) per share, or basic earnings (loss) per share, is computed by dividing earnings available for common shares by the weighted average number of common shares outstanding during each year. Net income (loss) per share - diluted, or diluted earnings (loss) per share, is computed by dividing earnings available for common shares by the weighted average number of common shares outstanding during each year, adjusted to include the additional number of common shares that would have been outstanding if the dilutive potential common shares under stock based compensation programs had been issued. Potential common shares are not included in the diluted income (loss) per share calculations when the effect of their inclusion would be antidilutive, such as when the Company incurs a net loss.

(o)	ACCUMULATED OTHER COMPREHENSIVE LOSS

Other comprehensive loss consists of the following components, which are presented in the consolidated statements of stockholders' equity and comprehensive loss.

	Foreign Currency Translation	Unfunded Pension Liability	Investment Available for Sale	Accumulated Other Comprehensive Loss
Balance at December 31, 2005	$1,728,496	$(4,618,521)	$172,000	$(2,718,025)
Pension liability adjustment to apply SFAS No. 158		(4,261,762)		(4,261,762)
Other comprehensive income for the year	(57,100)	734,339	(25,800)	651,439
Balance at December 31, 2006	$1,671,396	$(8,145,944)	$146,200	$(6,328,348)
Other comprehensive income for the year	1,854,349	2,678,096	(111,800)	4,420,645
Balance at December 31, 2007	$3,525,745	$(5,467,848)	$34,400	$(1,907,703)

(p)	INVESTMENTS

Through its wholly owned subsidiary, Max Mining, the Company has a 1/3-equity interest in VIKA, Ltd., a Ukrainian closed stock company that owns the rights to quarry stone known as "Galactic Blue" on certain property located in the Ukraine. As of December 31, 2007 the Company reached a decision to impair the investment in VIKA.  See note 11 for additional discussion of this decision.

The Company owns common stock of a public company, representing an equity interest of less than 20%, where we do not exercise significant influence over the operating and financial policies of the investee. This investment is accounted for as available for sale in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and is carried at fair market value with unrecognized gain or loss recorded in accumulated other comprehensive loss.

xii

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

(q)	ADVERTISING EXPENSES

Advertising costs are expensed as incurred, and amounted to $272,000 and $601,000 in 2007 and 2006, respectively.

(r)	WARRANTY

Our memorials are covered by a full perpetual or a limited perpetual warranty depending on the particular granite. The Company estimates probable warranty costs at the time revenue is recognized. The Company exercises judgment in determining its accrued warranty liability and considers factors that may affect warranty liability, including historical and anticipated rates of warranty claims. To date, warranty obligations have not been significant.

(s)	ASSET RETIREMENT OBLIGATIONS

The Company accounts for its asset retirement obligations in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") and FASB Interpretation  (FIN) No. 47, " Accounting for Conditional Asset Retirement Obligations," ("FIN No. 47") which is an interpretation of SFAS No. 143. These pronouncements relate to legal obligations associated with the retirement of tangible long-lived assets that result from acquisition, construction, development or normal operation of a long-lived asset. We performed an analysis of such obligations and determined they were not significant.  Many of our permits to quarry, especially in Vermont and Canada, pre-date the current remediation regulations, therefore pre-date any retirement obligations related to these quarries.

(t)	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables - Receivables relate to amounts due from customers of each of our segments.  The Company generally requires collateral in the form of a deposit, the amount of which depends upon the length of the relationship with the customer, past payment history of the customer and other factors.  In the case of most foreign transactions, a letter of credit securing payment is required. To reduce credit risk, credit investigations are performed prior to accepting an initial order from most quarry and manufacturing customers. Trade accounts receivable are recorded at the invoiced amount and do not bear interest.

Allowance for Doubtful Accounts - The estimated allowance for doubtful accounts receivable is based, in large part, upon judgments and estimates of inherent losses. The Company determines the allowance considering a number of factors, including the length of time trade accounts receivable are past due and previous loss experience. For quarry and manufacturing, the Company uses a method of specific identification of problem trade accounts. Accounts receivable determined to be losses are written off against the allowance; any recoveries of receivables previously written off are credited to the allowance when received.

(u)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term nature of these instruments. Investment securities are carried at fair value. The debt instruments bear interest at variable market rates and therefore the carrying value approximates fair value.

xiii

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

	(v)	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", ("SFAS No. 157"). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. The Provisions of SFAS 157, as issued, are effective for the fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157", ("FSP 157-2") that amended SFAS 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope. We are currently evaluating the effect, if any, that the adoption of SFAS No. 157 may have on our financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141(R)"). This Statement improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effect, if any, that the adoption of SFAS No. 141(R) may have on our financial statements.

In December 2007 the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51". ("SFAS No. 160"). This Statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity; the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions and establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation. This statement is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effect, if any, that the adoption of SFAS No. 160 may have on our financial statements.

(2)		OPERATING MATTERS AND LIQUIDITY

In recent years the Company has experienced significant net losses principally due to expansion of its retail operations, the valuation allowance established against deferred tax assets and a legal claim.  During the past three years, such losses totaled $28.1 million contributing to an accumulated deficit at December 31, 2007 of $33.4 million. The Company had increased its borrowings by $6.2 million during this same three year period.

Beginning in the second half of 2005 and throughout 2006 and 2007, management took steps to reduce expenses, particularly in the retail business segment.  These steps included productivity improvements in the sales force allowing for reductions in managerial staffing, marketing expense reductions and a change in leadership of the retail business segment.  In addition, certain stores were closed or sold.

At December 31, 2006, the Company classified all of its borrowings with its primary lenders as a current liability as the debt agreement was scheduled to expire in October 2007 and the Company was forecasting a covenant violation in the first quarter of 2007.

xiv

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

During 2007, several additional steps were taken to address these matters.  Most significantly, management, with the approval of the Board of Directors, initiated negotiations in December 2007 with the senior management of the retail business segment to sell them this business.  This sale was consummated in January 2008 at which time the Company received cash of approximately $8 million which was partially used to reduce debt.  See note 15 for additional discussion of this transaction.

Prior to the sale of the retail business segment, the Company entered into a new debt agreement with its existing lenders.  This agreement matures in October 2012 and provides for annual payments on the term loan portion of the credit facility of approximately $700,000.

As a result of these actions, management believes that the Company will operate at a profit in 2008, will generate positive cash flows and will remain in compliance with all financial covenants of its debt agreement.

(3)	GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

	Goodwill and identified intangible assets consist of the following at December 31, 2007 and 2006:

	ESTIMATED USEFUL LIFE	2007	2006

Goodwill	Indefinite	$387,156	$387,156

Customer list-Rockwell purchase	10 Years	$310,000	$310,000
Less accumulated amortization		(89,125)	(58,125)
Total customer list		220,875	251,875

Covenants not to compete	5 Years	$342,123	$342,123
Less accumulated amortization		(180,065)	(126,045)
Total covenants not to compete		162,058	216,078

Total other identified intangible assets		$382,933	$467,953

Amortization expense was $100,029 and $100,529 in 2007 and 2006, respectively.

Estimated future amortization expense related to identified intangible assets is as follows:

Year

2008	$63,500
2009	63,500
2010	63,500
2011	63,500
2012	63,500
Thereafter	65,500

Goodwill is allocated entirely to our quarry business segment. As a result of our annual impairment test performed as of March 31, 2007, the Company determined that the carrying amount of goodwill did not exceed its fair value.

xv

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

(4)	INVENTORIES

Inventories consist of the following at December 31, 2007 and 2006:

	2007	2006
Raw materials	$15,689,151	$14,149,564
Work-in-process	1,077,019	1,156,539
Finished goods and supplies	4,913,663	4,501,768
	$21,679,833	$19,807,872

The finished goods and supplies inventory includes $2,125,000 of retail display inventory in 2006 and 2007 that is located at various retail locations and is consigned to PKDM Holdings Inc., ("PKDM") the new owners of the Company's former retail division. PKDM will be responsible for purchasing the inventory retained by the Company at its current book value, as it is sold, plus any inventory remaining after the tenth anniversary of the transaction.

(5)	COMMITMENTS AND CONTINGENCIES

Leases

The Company has several non-cancelable operating leases for land, vehicles and office space. Rental expense for all operating leases including leases for former retail locations, was $1,117,739 and $1,080,582 in 2007 and 2006, respectively.

Future minimum lease payments excluding amounts transferred in connection with the sale of retail on January 17, 2008, under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Year Ending December 31,
2008	$150,019
2009	138,122
2010	133,754
2011	126,951
2012	126,324
Thereafter	452,554
$1,127,724

The Company also is the lessor of certain parcels of land and buildings. The leases expire at various times through 2013. Rental income was $173,137 and $133,156 in 2007 and 2006, respectively. Future minimum rentals to be received under non-cancelable leases are as follows:

Year Ending December 31
2008	$67,255
2009	69,591
2010	24,782
2011	24,983
2012	9,642
Thereafter	4,974
$201,227

xvi

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

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

The Supply Agreement with Adams was further amended on January 16, 2007 waiving the Company's failure to meet the minimum order required for 2006 and adding the $225,000 shortfall from 2006 to the minimum order obligation for 2007.  The minimum order obligation for 2008 remains the same as under the first amendment. In 2007, the Company failed to meet the minimum order requirement and the agreement is in the process of being amended to extend the term for an additional year with a minimum order requirement to be negotiated.

Litigation

The Company is party to legal proceedings that arise from time to time in the ordinary course of its business. While the outcome of these proceedings cannot be predicted with certainty, management based on its discussions with legal counsel, does not expect these matters to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Other commitments

The Company has employment agreements with some of its executive officers that include change in control provisions.  These generally provide for the lump-sum payment of an amount equal to one to three years' salary and certain other benefits in the event of a change in control of the Company.

(6)	CREDIT FACILITY

In October 2007, the Company entered into a new credit facility with its existing lenders, the CIT Group/Business Credit and Chittenden Trust Company ("Lenders") that is scheduled to expire in October 2012 and is secured by substantially all assets of the Company located in the United States. The facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable, inventory and certain fixed assets. Amounts outstanding were $10,478,260 and $19,021,439 as of December 31, 2007 and $13,217,612 and $20,715,905 as of December 31, 2006, on the revolving credit facility and the term loan line of credit, respectively.  Availability under the revolving credit facility was $9,521,740 as of December 31, 2007.  The weighted average interest rate was 7.56% and 7.46% on the revolving credit facility in 2007 and 2006,   respectively. The credit facility loan agreement places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, make capital expenditures, repurchase stock and make investments or guarantees, without pre-approval by the Lenders.

Prior to the completion of the sale of the retail division in January 2008, the Company sought and received all required approvals from the Lenders.  In connection with this transaction, the Lenders required that the Company repay $4.5 million of its term loan which has been included with the current maturities of long-term debt in the accompanying balance sheet at December 31, 2007. The remainder of the proceeds were applied to the revolving credit facility.

xvii

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Minimum Fixed Charge Coverage Ratio. The facility requires the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA), to the sum of income taxes paid, capital expenditures, interest and scheduled debt repayments be at least 1.00 for any trailing twelve-month period at the end of a quarter through December 31, 2008 and 1.10 beginning with the first quarter of 2009. Primarily as a result of operating losses in 2006 and first quarter 2007, we had been in violation of this covenant and had received waivers and amendments of this covenant from the Lenders. The Company was in compliance with the Ratio covenant, at December 31, 2007.

Total Liabilities to Net Worth Ratio. Our credit facility also requires that the ratio of our total liabilities to net worth (the "Leverage Ratio") not exceed 2.0. The Leverage Ratio excludes from the calculation the change in tangible net worth directly resulting from the Company's compliance with SFAS No. 158 of $4.3 million. In relevant part, SFAS No. 158 required us to place on our books certain unrecognized and unfunded retirement liabilities beginning December 31, 2006. As of December 31, 2007, we were in compliance with the Leverage Ratio covenant.

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

The rates in effect as of December 31, 2007 were as follows:

	Amount Outstanding	Formula	Effective Rate

Revolving Credit Facility	$4.7 million	Prime	7.25%
Revolving Credit Facility	5.0 million	LIBOR + 2.00 pts.	7.25%
Term Loan	19.0 million	LIBOR + 2.25 pts.	7.50%

The Company's Canadian subsidiary has a line of credit agreement with the Royal Bank of Canada that is renewable annually. Under the terms of this agreement, a maximum of $4.0 million CDN may be advanced based on eligible accounts receivable, eligible inventory, and tangible fixed assets. The line of credit bears interest at the U.S. prime rate. There was $20,000 CDN and -0- outstanding as of December 31, 2007 and 2006, respectively.

(7)	LONG-TERM DEBT

Long-term debt at December 31, 2007 and 2006 consists of the following:

	2007	2006
Term loan - interest at 7.50% at December 31, 2007 (see note 6), due October 2012, secured by substantially all assets of the Company	$19,021,439	$-
Term loans - interest at 7.86% at December 31, 2006 (see note 6), due October 2007, secured by substantially all assets of the Company	-	20,556,083
Term loan - interest at 8.75% at December 31, 2006 (see note 6), due October 2012, secured by substantially all assets of the Company	-	159,822
Subtotal Term Loans	19,021,439	20,715,905

Note payable - Plante, interest at 8%, payable in monthly payments of $2,593, unsecured, due January 2021	250,995	261,568
Note payable - Vehicles, interest at 0.0%, monthly payments ranging from $330 to $651	76,787	-
	19,349,221	20,977,473
Less current maturities	5,191,044	20,726,477

Long-term debt, excluding current maturities	$14,158,177	$250,996

xviii

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Scheduled maturities of long-term debt as of December 31, 2007 are as follows:

	Year Ending December 31

	2008	$5,191,044
	2009	691,995
	2010	693,024
	2011	690,232
	Thereafter	12,082,926
		$19,349,221

(8)	INCOME TAXES

	Income (loss) from continuing operations before income taxes, classified by source, for the years ended December 31, 2007 and 2006 is as follows:

	2007	2006

U.S.	$(1,147,255)	$(3,772,933)
Foreign	350,564	1,396,652

Loss from continuing operations before income taxes	$(796,691)	$(2,376,281)

A summary of the significant components of the provision (benefit) for income taxes for the years ended December 31, 2007 and 2006 is as follows:

	2007	2006
Current:
Federal	$-	$(17,134)
State	-	5,882
Foreign	545,637	498,761
	545,637	487,509

Deferred:
Federal	-	-
State	-	-
Foreign	(9,770)	(14,660)
	(9,770)	(14,660)

Total provision for income taxes	$535,867	$472,849

There are no income taxes, current or deferred in discontinued operations or other comprehensive loss.

 A reconciliation of differences between the statutory U.S. federal income tax rate on the loss from continuing operations before income taxes, discontinued operations and the Company's effective tax rate follows:

xix

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

	2007		2006
U.S. statutory rate	(34.0%	)	(34.0%	)
State taxes, net of federal benefit	-		0.2%
Change in valuation allowance	90.8%		86.8%
Canadian repatriation	36.0%		-
Impairment of foreign assets	56.3%		-
Other, primarily tax depletion	(81.8%	)	(33.1%	)

Effective tax rate	67.3%		19.9%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below:
	2007	2006
Deferred tax assets:
Accrued pension, accrued postretirement benefit cost and deferred compensation	$3,488,000	$4,175,000
Allowance for doubtful accounts	152,000	206,000
Accrued expenses	59,000	-
Inventories	345,000	301,000
Deferred revenue	3,000	13,000
Names and reputations	2,478,000	2,432,000
Alternative minimum tax credits	2,932,000	3,279,000
Foreign tax credits	1,996,000	936,000
Charitable contribution limitation	87,000	78,000
State net operating loss carryforward	1,571,000	2,133,000
Federal net operating loss carryforward	3,835,000	4,362,000
Fixed assets	110,000	61,000
Impairment charge	1,583,000	-
Accrued warranty	23,000	-
Cash surrender value	40,000	-
Total gross deferred tax assets	18,702,000	17,976,000
Less valuation allowance	(18,391,000)	(17,668,000)
Total net deferred tax asset	311,000	308,000

Deferred tax liabilities:
Quarry development	(280,000)	(294,000)
Other liabilities	(31,000)	(14,000)
Property and equipment	(54,937)	(55,774)
Total gross deferred tax liabilities	(365,937)	(363,774)

Net deferred tax liability	$(54,937)	$(55,774)

Deferred tax assets include significant alternative minimum tax credit carry-forwards, which have been fully reserved and may be carried forward indefinitely. Utilization of these alternative minimum tax credits is limited to future federal income tax in excess of the alternative minimum tax. Deferred tax assets also include state net operating loss carry-forwards, which have been fully reserved due to uncertainties regarding sufficient future state taxable income to utilize carryovers.

During 2005, based on taxable income and projections for future taxable income, the Company believed it was not more likely than not that it would generate the required taxable income to fully realize the benefit of the net U.S. deferred tax assets.  As such, we adjusted our valuation allowance against the deferred tax assets to fully reserve for the entire net U.S. deferred tax asset which resulted in a charge to tax expense of $9,194,000 in 2005. Since 2005, we have continued to fully reserve for the entire net U.S. deferred tax asset. We will continue to assess the valuation allowance on a regular basis and may reduce the valuation allowance if and/or when the Company has taxable income from its U.S. operations. U.S. deferred tax assets increased $726,000 during 2007. The valuation allowance increased $723,000 in order to maintain our fully reserved position. The net deferred tax liability of $55,000 is related to temporary differences on the depreciation of property and equipment utilized by Rock of Ages Canada.

xx

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

As of December 31, 2007, the Company has U.S. federal net operating loss carry-forwards of approximately $19,175,000 which will be available to offset future taxable income. If not used, these carry-forwards will expire in 2024 through 2027. The use of our federal net operating loss carry-forwards may be restricted if there is a change in control of the Company as defined by IRS Code Section 382.

Deferred taxes have, historically, not been provided on certain undistributed earnings of the Company's wholly owned Canadian subsidiary since the Company can control the distribution of such earnings and has determined such earnings will be reinvested indefinitely. Additional taxes could be due if these earnings were distributed. During 2007, the Company received a $3,000,000 cash distribution from the Canadian subsidiary. No incremental U.S. taxes were due on this distribution.

The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", ("FIN 48") effective January 1, 2007. FIN 48 creates a single model to address accounting for uncertainty in income tax positions and requires application of a "more likely than not" threshold to the recognition and derecognition of income tax positions. It also provides guidance on classification, interest and penalties and interim period accounting. The Company recorded no unrecognized tax benefits or liabilities as a result of adopting FIN 48 and accordingly we recorded no accrued interest or penalties. We do not have any accrued interest or penalties at December 31, 2007 but if they are incurred in the future, interest would be recognized as interest income or expense and penalties would be included in Selling General and Administrative expenses. We do not anticipate a material change in our tax positions within the next twelve months. The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2003 or Canadian tax authorities for years before 2002.

(9)	PENSION AND OTHER BENEFIT PLANS

The Company has a qualified defined benefit pension plan for eligible Vermont based non-union employees. The plan is noncontributory and provides benefits based upon a formula calculated by reference to length of service and final average earnings.

The Company has entered into nonqualified salary continuation agreements with certain officers and former executives. These agreements provide for supplemental pension benefits to be paid beginning at age 55 and continuing through the life of the retired employee and his surviving spouse.

The Company provides other post-employment benefits. Post-employment health care is provided to executive officers who retire at age 55 or older and their spouses, and to a closed group of retirees selected by the Company. The form and type of benefit is the same coverage that is in effect for active employees, and the retiree pays his portion of the premium for such coverage.  Generally benefits cease at age 65. The Company provides post-employment life insurance for all Vermont-based employees; the coverage is $8,000.

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

xxi

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

	NON-UNION PENSION BENEFITS		SALARY CONTINUATION BENEFITS		OTHER POST-EMPLOYMENT BENEFITS
	2007	2006	2007	2006	2007	2006
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$25,787,563	$25,689,191	$5,801,758	$6,043,535	$2,179,955	$2,258,521
Service cost	514,984	516,335	-	-	22,050	23,478
Interest cost	1,444,978	1,369,346	314,223	311,148	121,538	115,722
Actuarial (gain)/ loss	(1,589,573)	(523,870)	(189,175)	(117,844)	(468,239)	(45,261)
Benefits paid	(1,300,748)	(1,263,439)	(443,388)	(435,081)	(155,279)	(172,505)
Benefit obligation at end of year	$24,857,204	$25,787,563	$5,483,418	$5,801,758	$1,700,025	$2,179,955

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$20,241,955	$19,125,391	$-	$-	$-	$-
Actual return on plan assets	1,482,190	1,610,892	-	-	-	-
Employer contribution	800,922	826,875	443,388	435,081	183,929	172,505
Expenses	(35,396)	(57,764)	-	-		-
Benefits paid	(1,300,748)	(1,263,439)	(443,388)	(435,081)	(183,929)	(172,505)
Fair value of plan assets at end of year	$21,188,923	$20,241,955	$-	$-	$-	$-

Funded status	$(3,668,281)	$(5,545,608)	$(5,483,418)	$(5,801,758)	$(1,700,025)	$(2,179,955)

Amounts recognized in the consolidated balance sheet consist of:
Before the adoption of SFAS 158
Accrued benefit liability		$(2,841,056)		$(5,801,758)		$(1,030,639)
Intangible asset		407,894		1,506		-
Accumulated other comprehensive loss		3,090,185		1,659,021		-
Net amount recognized		$657,023		$(4,141,231)		$(1,030,639)

After the adoption of SFAS 158
Accrued benefit liability		(5,545,608)		(5,800,252)		(2,179,955)
Net amount recognized		(5,545,608)		(5,800,252)		(2,179,955)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$4,068,065	5,794,737	$1,390,249	1,659,021	$241,983	560,636
Prior service cost	267,371	407,894	-	-	335,519	146,730
Unrecognized transition obligation	-	-	-	-	29,685	441,950
Net amount recognized	$4,335,436	6,202,631	$1,390,249	1,659,021	$607,187	1,149,316

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
Discount rate	6.30%	5.60%	6.30%	5.60%	6.30%	5.60%
Expected return on plan assets	8.00%	8.00%	N/A	N/A	N/A	N/A
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%	N/A	N/A

xxii

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Change due to the Additional Minimum Liability and adoption of SFAS No.158 at December 31, 2006	Balance prior to AML & SFAS No.158	AML Adjustments	SFAS No.158 Adjustments	Balance After AML & SFAS No.158 Adjustments

Non-Union Pension Benefits
Intangible assets	$548,413	$(140,519)	$(407,894)	$-
Accrued benefit liability	(3,549,492)	708,436	(2,704,552)	(5,545,608)
Accumulated other comprehensive loss	3,620,164	(529,979)	3,112,446	6,202,631

Other Post-Employment Benefits
Accrued benefit liability	$(1,045,524)	$14,885	$(1,149,316)	$(2,179,955)
Accumulated other comprehensive loss	-	-	1,149,316	1,149,316

Other Post-Employment Benefits
Accrued benefit liability	$(1,045,524)	$14,885	$(1,149,316)	$(2,179,955)
Accumulated other comprehensive loss	-	-	1,149,316	1,149,316

In 2007 we increased the discount rate used to determine our liability in the pension plans from 5.6% to 6.3% based on a bond matching model which uses data on individual high-quality corporate bonds and the timing and amount of the future benefit payments in our plan to develop a weighted discount rate specific to our plan.

For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits was assumed to be 9.5% for 2007, 8% for 2008, 7% for 2009, 6% for 2010 and 5% for 2011 and thereafter. Assumed health care trends do not have a significant effect on the amounts reported for the health care plan.

The following table sets forth the components of the net periodic benefit cost recognized in the statement of operations for the Company's defined benefit pension plan, salary continuation plan and other post-employment benefits for 2007 and 2006.

	NON-UNION		SALARY		OTHER POST-EMPLOYMENT
	PENSION BENEFITS		CONTINUATION BENEFITS		BENEFITS
	2007	2006	2007	2006	2007	2006

COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$514,984	$516,334	$-	$-	$22,050	$23,478
Interest cost	1,444,978	1,369,346	314,223	311,148	121,538	115,722
Expected return on plan assets	(1,601,894)	(1,522,195)	-	-	-	-
Amortization of prior service cost	140,523	140,523	1,506	24,263	26,749	10,046
Amortization of transition obligation	-	-	-	-	63,136	63,136
Recognized net actuarial loss	292,199	284,933	79,597	87,864	12,655	23,811
Net periodic benefit cost	$790,790	$788,941	$395,326	$423,275	$246,128	$236,193

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC BENEFIT COST FOR YEARS ENDED DECEMBER 31:

Discount rate	5.60%	5.47%	5.60%	5.47%	5.60%	5.47%
Expected return on plan assets	8.00%	8.00%	N/A	N/A	N/A	N/A
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%

Amounts expected to be recognized in net periodic benefit costs in 2008	Non-Union Pension	Salary Continuation	Other Post-Employment
Service cost	$315,204	$-	$6,111
Interest cost	1,508,876	327,280	108,103
Expected return on plan assets	(1,681,796)	-	-
Net amortization	246,044	57,417	42,049
Total pension expense	$388,328	$384,697	$156,263

xxiii

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Plan Assets

The fair value of plan assets for the defined benefit pension plan as of December 31, 2007 and 2006 was $21.2 and $20.2 million, respectively. The following table sets forth the actual asset allocation for the plan assets:

	2007	2006	Target Range

Equities	48%	52%	34% - 64%
Fixed income	51%	46%	25% - 45%
Cash equivalent	1%	2%	0 - 5%

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

Contributions

The Company was not required to make a contribution to the defined benefit pension plan in 2007. However, we contributed $800,000 to this plan during 2007. The Company expects to contribute $1,300,000 to this plan in 2008.  In August 2006, the Pension Protection Act was signed into law. Among other things, the Act is aimed at strengthening pension plans by requiring most pension plans to become fully funded over a seven-year period.  The Company is required to fully fund our pension plan by December 31, 2014. We will continue this process by contributing an additional $550,000 in 2008, which is included in the amount given above for 2008 contributions.

Future Benefit Payments

Estimated future benefit payments are as follows:
Year Ending December 31,	NON-UNION PENSION BENEFITS	SALARY CONTINUATION BENEFITS	OTHER POST-EMPLOYMENT BENEFITS
2008	$1,345,639	$576,982	$125,234
2009	1,343,173	535,194	134,241
2010	1,457,008	534,465	141,342
2011	1,484,965	533,572	150,350
2012	1,514,123	524,430	150,449
2013-2017	8,224,788	2,254,459	830,532

xxiv

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

UNION PENSION BENEFITS

The Company's Vermont base d union employees are participants in the Steelworkers Pension Trust. The Company contributes amounts as required by the union contract. The amounts recognized in the accompanying consolidated statements of operations were $528,537 and $503,728 in 2007 and 2006, respectively.

OTHER SALARY CONTINUATION BENEFITS

In addition to the benefits available under its salary continuation plan disclosed above, the Company has an agreement with a certain employee, a former stockholder of an acquired company.  The present value of the future payments under this agreement was $373,080 and $355,869 as of December 31, 2007 and 2006, respectively.  Total annual payments of $84,000 begin in February 2008 and continue through February 2012.

The Company's Canadian subsidiary has deferred compensation agreements with former employees. The present value of the future payments under these agreements was $132,747 and $130,755 as of December 31, 2007 and 2006. Total annual payments of $30,040 begin and end at various dates through 2022.

401(k) BENEFITS

The Company maintains a 401(k) plan for all eligible, U.S. employees. Employees are eligible to join on the first day of the quarter following their first full year of service. The Company makes matching contributions equal to a percentage of the employee's deferrals. The Company's contributions to the 401(k) plan, including amounts for employees of the former retail business, were $267,498 and $288,226 in 2007 and 2006, respectively.

The Company's Canadian subsidiary sponsors a retirement plan for all of its salaried, non-union employees and contributes 13% of each participant's compensation to this plan. The investments in the account are self-directed by each participant with a range of investment options. Rock of Ages Canada may, at its discretion, make an additional annual contribution to a participant's account, up to a maximum aggregate amount of $20,000 and $19,000 CDN per year in 2007 and 2006, respectively (including amounts previously contributed during the year). The Company's contributions to this plan were $162,185 and $159,214 in 2007 and 2006, respectively.

Canadian Supplemental Retirement Plan

Effective in 2007 Rock of Ages Canada established a supplemental retirement plan for its President ("Canadian Supplemental Plan"). The Canadian Supplemental Plan is funded as a retirement compensation arrangement as defined in the Canadian Income Tax Act. We made an initial contribution to the Canadian Supplemental Plan equal to $106,693, which was the amount accrued from prior years under an unfunded supplemental deferral account. Each year, Rock of Ages Canada may make a contribution to the Canadian Supplemental Plan equal to 13% of the President's base salary, less any amounts paid to the Basic Canadian Retirement Plan on his behalf. For 2007, we made a contribution to the Canadian Supplemental Plan equal to $13,900. We may make additional contributions to the Canadian Supplemental Retirement Plan at our discretion.

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

Under the terms of the 2005 Plan, 1,500,000 options were reserved for issuance to key employees and directors to purchase equivalent shares of common stock. The options granted in 2002 and 2007 have a 10 year term and vest at 20% per year after the first year and options granted in 2004 have a four year term and vest at 33% per year.

xxv

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

In the fourth quarter of 2005, the Company accelerated the vesting of all unvested stock options issued prior to December 31, 2005 previously awarded to officers, directors and employees. The primary purpose of accelerating the vesting of these options was to reduce the Company's future reported compensation expense upon the adoption of SFAS No. 123R in 2006. As a result, options to purchase approximately 333,600 shares of Class A common stock which would have been vested over the next 48 months became immediately exercisable. Restrictions were imposed on any shares received through the exercise of accelerated options that prevented the sale of any of these shares prior to the original vesting date of the option.

The following tables set forth stock option activity for the years ended December 31, 2007 and 2006 and information on outstanding and exercisable options at December 31, 2007:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE

Outstanding, December 31, 2005	528,000	$6.51

Granted	-	-
Exercised	-	-
Surrendered	(257,000)	6.96

Outstanding, December 31, 2006	271,000	$6.08

Granted	25,000	5.93
Exercised	(16,667)	6.02
Surrendered	(83,333)	6.18

Outstanding, December 31, 2007	196,000	$6.11

Exercisable, December 31, 2007	171,000	$6.14

Weighted average remaining contractual life	4.6 years

		WEIGHTED AVERAGE		OPTIONS EXERCISABLE
EXERCISE PRICE	NUMBER OF OPTIONS OUTSTANDING	EXERCISE PRICE	REMAINING CONTRACTURAL LIFE	NUMBER	WEIGHTED AVERAGE EXERCISE PRICE

$5.98	159,000	$5.98	4.1 Years	159,000	$5.98
$8.21	12,000	$8.21	0.6 Years	12,000	$8.21
$5.93	25,000	$5.93	9.6 Years
	196,000			171,000

The fair value of each options grant is estimated on the date of the grant. The per share weighted average fair value of stock options granted during 2007 (there were no options granted in 2006) was $2.91 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 4.6%, dividend yield of 0.00%; expected volatility of 41.08%; expected life of 6.5 years and contractual term of ten (10) years. The fair value of stock options awards granted subsequent to January 1, 2006 are amortized on a straight line basis over the requisite service periods of the award, which are generally the vesting period. Because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single value of its options and may not be representative of the future stock price of the Company.

xxvi

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

The Company selected the assumptions used in the Black-Scholes pricing model using the following criteria:

  Risk-free interest rate - The Company bases the risk-free interest rate on implied yield available on a U.S. Treasury note with a maturity term equal to or approximating the expected term of the underlying award.

  Dividend yield - the Company does not intend to pay dividends on its common stock for the foreseeable future and, accordingly, uses a dividend yield of zero.

  Volatility - the expected volatility of the Company's shares was estimated based upon the historical volatility of the Company's share price with consideration given to the expected life of the award.

  Expected life - The average expected term was determined by the "SEC shortcut approach", as described in SAB 107, "Disclosures about Fair Value of Financial Instruments", which is the mid-point between the vesting date and the end of the contractual term.

As of December 31, 2007 the total unrecognized compensation cost related to the stock options was $67,000, which is expected to be amortized over the next 4.5 years.

During 2007 and 2006 the average market value was less than the current strike price of all vested options, therefore for vested options during 2007 and 2006 there was no intrinsic value. For options exercised during 2007 the intrinsic value of those options was $4,200. No options were exercised during 2006.

(11)	RELATED PARTY TRANSACTIONS

The Company is related through common ownership with several companies. Kurt M. Swenson, the Company's Chairman, President and Chief Executive Officer, and his brother Kevin C. Swenson, each own approximately 31% of Swenson Granite LLC ("Swenson LLC"). Certain other officers and directors of the Company collectively own approximately 9% of Swenson LLC. Kurt M. Swenson serves as a non-officer Chairman of the Board of Swenson LLC, but has no involvement with its day-to-day operations. Robert Pope, a holder of more than 5% of the Class B Common Stock of the Company, is the President and Chief Executive Officer of Swenson LLC, and including shares owned by his wife and children, owns 12% of Swenson LLC. Neither Kurt M. Swenson nor any other officer or director of the Company, receives salary, bonus, expenses or other compensation from Swenson LLC, except for any pro rata share of earnings attributable to their ownership interest in Swenson LLC. Swenson LLC owns two granite quarries, one in Concord, New Hampshire and another in Woodbury, Vermont. Both have been owned by Swenson LLC (or its predecessor Swenson Granite) for more than 40 years. Because of the proximity of the Woodbury quarry to Barre, Vermont, the Company provides certain maintenance services and parts to the Woodbury quarry and is reimbursed for the cost of such services. The Company also purchases blocks from the Swenson's Concord quarry and other products from Swenson LLC at market prices. Swenson LLC also purchases granite blocks and slabs from the Company.

VIKA, a quarry company in which we have held a 1/3 equity interest since 2002, experienced continuing operational difficulties in 2007 leading to reductions in both the production and sale of Galactic Blue granite blocks. During the year, the Company had advanced an additional $145,000 to VIKA but at the end of the fourth quarter of 2007 decided that it would no longer advance any additional funds. At the same time, the Company began to negotiate an arrangement with the other owners of VIKA to have its advances of approximately $975,000 repaid. This arrangement, which calls for separate repayment schedules for advances in the form of notes and advances for future inventory purchases, has not yet been finalized by the parties.

In connection with our assessment of our investment in VIKA, the Company also analyzed VIKA's current financial condition and prospects for the foreseeable future. In addition, senior management made a site visit to the Ukraine in late February 2008. Based on our analysis of financial data provided by VIKA, the decision to no longer fund VIKA's cash needs, limited access to third party funding by VIKA and the results of the recent site visit, including discussions with local management, the Company determined that its investment in VIKA of $386,000 had experienced an impairment in value that was other than temporary. Based on that assessment, the Company also concluded that its advances to VIKA should be fully reserved as of December 31, 2007. Accordingly, a charge of $1,361,000 was recognized in the fourth quarter of 2007 and is separately presented in the accompanying statement of operations for the year ended December 31, 2007.

xxvii

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

The transactions with related parties, included in the consolidated statements of operations, are as follows for the years ended December 31, 2007 and 2006:

	2007	2006
Sales to Swenson LLC	$22,796	$7,852

Purchases from Swenson LLC	$4,415	$4,505
Purchases from VIKA, Ltd.	251,475	238,749
Total purchases from related parties	$255,890	$243,254

Amounts due from/(to) related parties as of December 31, 2007 and 2006 are as follows:

	2007	2006
Due from Swenson LLC	$6,558	$2,455
Due from Rock of Ages Asia	0	21,223
Due from VIKA, Ltd., net of reserve	0	829,651
	$6,558	$853,329

Richard C. Kimball has been a director of the Company since 1986, and Vice Chairman since 1993. From 1993 to January 2001, he was Vice Chairman and Chief Operating Officer/Memorials Division and from January 2001 to December 2004, he was Chief Strategic and Marketing Officer of the Company. Mr. Kimball retired as an employee of the Company on December 31, 2004 and served as a consultant to the Company in 2005 and 2006. He was paid $60,000 in 2006 for his consulting services.

(12)	UNAUDITED QUARTERLY SUMMARY INFORMATION

	The following is a summary of unaudited quarterly summary information for the years ended December 31, 2007 and 2006 (in thousands, except per share data):

	NET REVENUES	GROSS PROFIT	NET INCOME (LOSS)	NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED
2007 Quarters:
First	$7,947	$(378)	$(6,552)	$(0.89)
Second	16,450	5,292	3,942	0.53
Third	13,357	4,672	1,541	0.21
Fourth (1)(3)	17,792	5,034	(5,487)	(0.73)
Total	$55,546	$14,620	$(6,556)	$(0.88)

2006 Quarters:
First	$7,676	$(28)	$(7,048)	$(0.95)
Second	15,074	4,125	(307)	(0.04)
Third	12,676	3,391	(111)	(0.01)
Fourth (2)	14,731	4,337	2,101	0.27
Total	$50,157	$11,825	$(5,365)	$(0.73)

xxviii

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

NOTE: The Company has historically experienced certain seasonal patterns, primarily due to weather conditions affecting operations in Vermont and Canada and the setting of memorials in cemeteries located in northern regions.

(1)

The retail division was classified as a discontinued operation in December 2007 and, accordingly, the revenue and gross profits reported in the tables above for both 2006 and 2007 have been adjusted to reflect such classification.   Based on the terms of this division's January 2008 sale,  an impairment charge of $5,908,000 was recognized in the fourth quarter.   (See note 15 for the impact on 2006 results.)

(2)

In December 2006, the Company completed the sale of the Kershaw quarries. A gain of $614,000 was recognized on the transaction. The Kershaw quarries were classified as a discontinued operation in 2006.  (See note 15 for the impact on 2006 results).

(3)

VIKA, a quarry company in which we have held a 1/3 equity interest since 2002, experienced continuing operational difficulties in 2007 leading to reductions in both the production and sale of Galactic Blue granite blocks. Based on our analysis the Company determined that its investment in VIKA of $386,000 had experienced an impairment in value that was other than temporary and concluded that its advances to VIKA should be fully reserved as of December 31, 2007. Accordingly, a charge of $1,361,000 was recorded in the fourth quarter of the year ended December 31, 2007.

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

The Company is organized based on the products and services it offers. Until the time of the sale of the retail division in January 2008, Rock of Ages had three business segments:  quarry, manufacturing and retail. As of December 31, 2007 the retail division was classified as a discontinued operation due to the vote by the Board of Directors in December, 2007 instructing management to enter into negotiations with PKDM for the sale of this division. Under this organizational structure, the Company currently operates in two segments: quarry and manufacturing.

The quarry segment extracts granite from the ground and sells it to the manufacturing segment and to outside manufacturers, as well as to distributors in Europe and China.  There were two quarry customers that represented approximately 32.8% of accounts receivable at December 31, 2007 and one customer that represented approximately 12.8% at December 31, 2006.  These receivables were backed by irrevocable letters of credit.

The manufacturing segment's principal product is granite memorials and mausoleums used primarily in cemeteries and, to a lesser extent, specialized granite products for industrial applications.

The other segment includes unallocated corporate overhead, and the impairment of the note receivable.

Inter-segment revenues are accounted for as if the sales were to third parties.

The following tables present segment data as of or for the years ended December 31, 2007 and 2006 (in thousands):

xxix

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

QUARRY	MANUFACTURING	OTHER	TOTAL
2007
Total net revenues	$31,784	$33,717	$-	$65,501
Inter-segment net revenues	2,491	7,464	-	9,955
Net revenues	29,293	26,253	-	55,546

Total gross profit	7,056	7,673	-	14,729
Inter-segment gross profit	653	(544)	-	(109)

Gross profit	6,403	8,217	-	14,620

Selling, general and administrative expenses	3,061	4,214	5,187	12,462
Insurance recovery	(212)	-	-	(212)
Impairment of long-term assets	1,361	-	-	1,361
Foreign exchange loss	-	-	120	120
Other income, net	-	-	(159)	(159)

Income (loss) from operations	$2,192	$4,003	$(5,148)	$1,047

2006
Total net revenues	$29,257	$32,123	$-	$61,380
Inter-segment net revenues	3,169	8,054	-	11,223
Net revenues	26,088	24,069	-	50,157

Total gross profit	6,031	5,954	-	11,985
Inter-segment gross profit	705	(545)	-	(160)

Gross profit	5,326	6,499	-	11,825

Selling, general and administrative expenses	3,138	4,106	5,007	12,251
Insurance recovery	(100)	-	-	(100)
Impairment of note receivable	-	-	100	100
Foreign exchange loss	-	-	28	28
Other Income, net	-	-	(79)	(79)

Income (loss) from operations	$2,288	$2,393	$(5,056)	$(375)

Total Assets by Segment
QUARRY	MANUFACTURING	DISCONTINUED OPERATIONS	OTHER	TOTAL

2007	$43,496	$19,399	$14,266	$7,484	$84,644

2006	$43,497	$20,331	$22,233	$8,327	$94,388

xxx

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Capital Expenditures, Amortization, Depletion and Depreciation by Segment
2007	QUARRY	MANUFACTURING	DISCONTINUED OPERATIONS	OTHER	TOTAL

Capital expenditures	$919	$220	$115	$25	$1,279
Depreciation, depletion and amortization	1,416	978	1,025	311	3,730

2006
Capital expenditures	$459	$602	$(104)	$90	$1,047
Depreciation, depletion and amortization	1,577	1,048	1,101	334	4,060

Net revenues by geographic area, attributed to countries based on where the product is shipped, for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Net revenues:
China	$10,748	$8,831
Italy	974	1,017
Other foreign countries (excluding Canada)	183	114
	11,905	9,962
United States and Canada	43,641	40,195
Total net revenues	$55,546	$50,157

Property, plant and equipment by geographic area as of December 31, 2007 and 2006 are as follows:

	2007	2006
Property, plant and equipment:
United States	$28,560	$29,571
Canada	3,226	3,128
Total property, plant and equipment	$31,786	$32,697

(15)	DISCONTINUED OPERATIONS

In June 2006, the Company decided to sell the Kershaw quarries in South Carolina. This decision represented a disposal of long-lived assets under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, results of this quarry were classified as discontinued operations. In December 2006, the Company completed the sale for $900,000 in cash. A gain of $614,000 was recognized on the completion of the transaction. For business reporting purposes, the Kershaw quarries were previously classified in the Quarry segment.

During 2006, the Company began to consider strategic alternatives with respect to its retail division and on December 7, 2007 the Board of Directors instructed management to enter into negotiations with PKDM, a company owned by Richard M. Urbach, the President and Chief Operating Officer of the retail division, and James Barnes, the financial manager of the retail division, to sell this division. Negotiations were completed and the sale of the retail division closed on January 17, 2008. The Company evaluated its plan to sell its retail division in accordance with SFAS No. 144, which requires that long-lived assets be classified as held for sale only when certain criteria are met.  The Company has classified the division's assets and liabilities as "held for sale" as it had met these criteria as of December 31, 2007, which include: management's commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; the assets are being marked at reasonable prices in relation to their fair value; and the unlikelihood that significant changes will be made to the plan to sell the assets.

xxxi

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

The Company also determined that the retail division met the definition of a "component of an entity" and has been accounted for as a discontinued operation under SFAS No. 144. The results of operations for this division have been classified as discontinued operations in all periods presented. The income (loss) from operations for the retail division was approximately $700,000 and ($3,130,000) for the years ended December 31, 2007 and 2006, respectively, including a restructuring charge of $1,685,000 in 2006 and allocated interest expense of $674,000 and $577,000 in 2007 and 2006 respectively.

Operating results of the Kershaw quarry and the retail division for the years ended December 31, 2007 and 2006 were as follows (in thousands):

	2007	2006
Kershaw Quarry
Net sales	$-	$459
Gross profit	-	2
Income from operations	-	2
Gain on sale of quarry		614
Net income	$-	$616

Retail Division
Net sales	$29,635	$30,807
Cost of goods sold	13,113	14,611
Gross profit	16,522	16,196
Selling, general and administrative expenses	15,164	17,066
Restructuring charge	-	1,685
Income (loss) from operations	1,358	(2,555)
Impairment charge	(5,908)	-
Interest allocated	(674)	(577)
Net loss	$(5,224)	$(3,132)

The assets and liabilities of the retail division were as follows at December 31, 2007 and 2006 (in thousands)

Retail Division
Assets:
Cash	$1,007	$945
Accounts receivable, net	1,570	2,059
Inventory	5,009	5,124
Other current assets	270	388
Property, plant and equipment (net)	12,288	13,564
Other long-term assets	30	153
Asset impairment	(5,908)	-
Total assets	$14,266	$22,233

Liabilities:
Accounts payable	201	376
Accrued expenses	545	1,125
Customer deposits	6,002	5,485
Total liabilities	$6,748	$6,986

xxxii

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts and Reserves

Years ended December 31, 2007 and 2006

(In Thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	DECREASE DUE TO DISPOSITIONS	CHARGED TO COSTS AND EXPENSES	DEDUCTIONS (1)	BALANCE AT END OF PERIOD
Allowances for doubtful accounts
2007	$162	$-	$(13)	$17	$132

2006 (2)	247	$-	$93	$178	$162

(1) Deductions consist of accounts receivable written off as uncollectible.

(2) Amounts revised to remove the impact of discontinued operations.

xxxiii

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCK OF AGES CORPORATION

By: /s/ Kurt M. Swenson Kurt M. Swenson Chief Executive Officer and Chairman of the Board of Directors

Date: March 31 , 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 31, 2008.

SIGNATURE	TITLE

/s/Kurt M. Swenson	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Kurt M. Swenson

/s/ Laura Plude	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Laura A. Plude

/s/Richard C. Kimball	Director
Richard C. Kimball

/s/James L. Fox	Director
James L. Fox

/s/ Pamela G. Sheiffer	Director
Pamela G. Sheiffer

/s/Charles M. Waite	Director
Charles M. Waite

/s/Frederick E. Webster Jr.	Director
Frederick E. Webster Jr.

49

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1

Form of Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

3.2

Amended and Restated By-laws of the Company (as amended through April 6, 1999) (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on November 16, 2007)

4.

Specimen Certificate representing the Class A Common Stock (incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.1*

First Amendment and Restatement of Rock of Ages Corporation Key Employees Deferred Salary Plan dated April 6, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 and filed with the Securities and Exchange Commission on April 2, 2007)

10.2*	Rock of Ages 2005 Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on June 23, 2005)

10.3*

Employment Agreement of Kurt M. Swenson (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.4*

Employment Agreement of Douglas S. Goldsmith dated May 25, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on June 16, 2006)

10.5*

Employment Agreement of Michael B. Tule dated May 25, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on June 16, 2006)

10.6*

Amendment No. 1 to Employment Agreement of Kurt M. Swenson dated April 20, 2006 (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 and filed with the Securities and Exchange Commission on August 14, 2006)

10.7*

Amendment to Salary Continuation Agreement of Kurt M. Swenson dated April 20, 2006 (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 and filed with the Securities and Exchange Commission on August 14, 2006)

10.8*

Retirement Agreement - Jon M. Gregory dated August 25, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 2005 and filed with the Securities and Exchange Commission on November 15, 2005)

10.9*

Severance Agreement and General Release dated May 22, 2006 between Rudolph R. Wrabel and the Company (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on May 26, 2006)

10.10*

Severance Agreement and General Release dated May 22, 2006 between Caryn A. Crump and the Company (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on May 26, 2006)

50

10.11*

Form of Salary Continuation Agreement (incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.12

Form of Collective Bargaining Agreement dated as of April 29, 2006 by and between Rock of Ages Corporation and the Granite Cutter's Association (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 and filed with the Securities and Exchange Commission on August 14, 2006)

10.13

Form of Side Letter Agreement dated April 29, 2006 by and between the Granite Cutter's Association and Rock of Ages Corporation  (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 and filed with the Securities and Exchange Commission on August 14, 2006)

10.14

Form of Collective Bargaining Agreement dated as of April 29, 2006 by and between Rock of Ages Corporation and the Granite Cutter's Association  (incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 and filed with the Securities and Exchange Commission on April 2, 2007)

10.15

Form of Side Letter Agreement dated April 29, 2006 by and between the Granite Cutter's Association and Rock of Ages Corporation  (incorporated herein by reference to Exhibit 10.124to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 and filed with the Securities and Exchange Commission on April 2, 2007)

10.16

Credit Facility dated as of June 25, 1997 between Royal Bank of Canada and Rock of Ages Canada, Inc., Rock of Ages Quarries Inc. and Rock of Ages Canada Inc. (incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.17

Twelfth Amendment and Consent to Financing Agreement dated as of October 30, 2006, by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Pennsylvania Granite Corporation, Rock of Ages Memorials, Inc. and Sioux Falls Monument Company (incorporated herein by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on November 1, 2006)

10.18

Thirteenth Amendment and Consent to Financing Agreement dated as of March 29, 2007, by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Pennsylvania Granite Corporation, Rock of Ages Memorials, Inc. and Sioux Falls Monument Company  (incorporated herein by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 and filed with the Securities and Exchange Commission on April 2, 2007)

10.19

Supply Agreement dated as of January 11, 2002 by and between Rock of Ages Corporation and Adams Granite Co., Inc. (incorporated herein by reference to exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and filed with the Securities and Exchange Commission on April 1, 2002)

10.20	Amendment to Supply Agreement dated as of January 1, 2004 by and between Rock of Ages Corporation and Adams Granite Co., Inc.

10.21	Amendment No. 2 to Supply Agreement dated as of January 16, 2007 by and between Rock of Ages Corporation and Adams Granite Co., Inc.

51

10.22

Purchase and Sale Agreement and related exhibits dated July 28, 2006 by and between Rock of Ages Corporation, Carolina Quarries, Inc. and New England Stone Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q For the quarterly period ended September 30, 2006 and filed with the Securities and Exchange Commission on November 13, 2006

10.23

Amendment No. 1 to Purchase and Sale Agreement and related exhibits dated October 19, 2006 by and between Rock of Ages Corporation, Carolina Quarries, Inc. and New England Stone Industries, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q For the quarterly period ended September 30, 2006 and filed with the Securities and Exchange Commission on November 13, 2006

10.24

Stock Purchase Agreement dated as of January 17, 2008 by and between PKDM Holdings, Inc. and Rock of Ages Corporation. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on January 23, 2008)

10.25	Termination Agreement and General Release dated January 17, 2008 by and between Richard M. Urbach and the Company.

10.26

Authorized Retailer Supply and License Agreement dated as of January 17, 2008 by and between the Company, PKDM Holdings, Inc., North American Heritage Services, Inc., Keith Monument Company, LLC, and Sioux Falls Monument Co., LLC†

10.27

Amended and Restated Financing Agreement  dated October 24, 2007 by and between The CIT Group/Business Credit, Inc. and Carolina Quarries, Inc., Pennsylvania Granite Corp., Keith Monument Company, LLC, Rock of Ages Memorials, Inc., Sioux Falls Monument Co., and the Company. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on October 25, 2007)

10.28

Letter from The CIT Group/Business Credit, Inc. to Carolina Quarries, Inc., Pennsylvania Granite Corp., Keith Monument Company, LLC, Rock of Ages Memorials, Inc., Sioux Falls Monument Co., and the Company consenting to sale of the Company's retail division.

10.29	Supplemental Retirement Plan for Donald Labonté dated as of January 1, 2007.

11.	Statement re: computation of per share earnings (incorporated herein by reference to Note (1)(n) of the Company's consolidated financial statements (filed herewith))

16

Letter re: Change in Principal Accountants (incorporated herein by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on October 11, 2005)

21.	Subsidiaries of the Company

23.1	Consent of Grant Thornton LLP

31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* This exhibit is a management contract or compensatory plan or arrangement.
! Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

52