Form 10-Q
period 2008-03-29
ROCK OF AGES CORP
filed 2008-05-13
CIK 84581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                                                 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 0-29464

ROCK OF AGES CORPORATION
(Exact name of Registrant as Specified in its Charter)

Delaware	03-0153200
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification Number)

560 Graniteville Road, Graniteville, Vermont	05654
(Address of principal executive offices)	(Zip Code)

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

Non-accelerated filer ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

As of May 5, 2008, 4,812,342 shares of Class A Common Stock and 2,603,721 shares of Class B Common Stock of the registrant were outstanding.

ROCK OF AGES CORPORATION

INDEX

Form 10-Q for the Quarterly Period
Ended March 29, 2008

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Rock of Ages Corporation ("Rock of Ages" or the "Company") and events to differ materially from those contained in such statements. All statements other than statements of historical fact could be deemed forward-looking statements, and may include projections of revenue, gross profit, expenses, earnings or losses from operations or other financial items; any statements of the plans, strategies and objectives of the Company or its management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions include material weaknesses in our internal controls over financial reporting which may affect our ability to accurately report financial results; the challenge of successfully implementing our strategic plan intended to enhance our overall profitability; our ability to maintain compliance with our covenants in our credit facility; our ability to form and maintain strategic alliances with cemeteries, funeral homes and memorial retailers; uncertainties involving quarry yields and demand for Rock of Ages' dimension stone; and other risks and uncertainties described herein, including, but not limited to the items discussed in "Risk Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 31, 2008 (the "2007 Annual Report") and in Part II, Item 1A of this report, and that are otherwise described from time to time in Rock of Ages' reports filed with the Securities and Exchange Commission  after the date of filing of this report.

We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

PART I: FINANCIAL INFORMATION Item 1: Financial Statements

ROCK OF AGES CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in thousands, except par value amounts)

	March 29,	December 31,
ASSETS	2008	2007
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$1,121	$1,961
Trade receivables, net	10,683	11,713
Inventories	21,269	21,680
Prepaid income taxes	409	98
Other current assets	1,419	1,769
Current assets of discontinued operation	-	14,266
Total current assets	34,901	51,487
Property, plant and equipment, net	31,525	31,786
Cash surrender value of life insurance	186	186
Identified intangible assets, net	722	383
Goodwill	387	387
Debt issuance costs, net	171	156
Long-term investments	152	242
Other long term assets	18	18
Total assets	$68,062	$84,645
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under line of credit	$9,637	$10,498
Current maturities of long-term debt	41	5,191
Trade payables	1,483	1,794
Accrued expenses	1,657	2,303
Salary continuation and other post-employment benefits	570	584
Customer deposits	980	747
Liabilities of discontinued operations	-	6,748
Total current liabilities	14,368	27,865
Long-term debt, excluding current installments	14,664	14,158
Salary continuation liability, net of current portion	5,442	5,531
Accrued pension cost	3,761	3,668
Accrued other post-employment benefits, net of current portion	1,581	1,575
Deferred tax liabilities	53	55
Other	1,381	1,322
Total liabilities	41,250	54,174

Stockholders' equity:
Preferred stock - $.01 par value; 2,500,000 shares authorized; No shares issued or outstanding
Common stock - Class A, $.01 par value; 30,000,000 shares authorized; 4,812,342 and 4,677,467 shares issued and outstanding as of March 29, 2008 and December 31, 2007, respectively	48	47
Common stock - Class B, $.01 par value; 15,000,000 shares authorized; 2,603,721 and 2,738,596 shares issued and outstanding as of March 29, 2008 and December 31, 2007, respectively	26	27
Additional paid-in capital	65,660	65,657
Accumulated deficit	(36,657)	(33,352)
Accumulated other comprehensive loss	(2,265)	(1,908)
Total stockholders' equity	26,812	30,471
Total liabilities and stockholders' equity	$68,062	$84,645

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(Unaudited)

	Three Months Ended
	March 29, 2008	March 31, 2007

Net Revenues:
Quarry	$4,669	$3,989
Manufacturing	3,721	3,958

Total net revenues	8,390	7,947

Cost of Goods Sold:
Quarry	5,159	5,099
Manufacturing	3,365	3,226

Total cost of goods sold	8,524	8,325

Gross Profit (Loss):
Quarry	(490)	(1,110)
Manufacturing	356	732

Total gross profit (loss)	(134)	(378)

Operating Expenses:
Selling, general and administrative expenses:
Quarry	609	726
Manufacturing	1,006	928
Corporate overhead	1,287	1,352

Total SG&A expenses	2,902	3,006

Loss from continuing operations before interest expense and income taxes	(3,036)	(3,384)

Other income, net	(64)	(34)
Interest expense	357	470

Loss from continuing operations before income taxes	(3,329)	(3,820)

Income tax benefit	(166)	(12)
Loss from continuing operations	(3,163)	(3,808)
Loss from discontinued operations	(142)	(2,744)

Net loss	$(3,305)	$(6,552)

Net loss per share - basic and diluted:
Loss from continuing operations	$(0.43)	$(0.52)
Loss from discontinued operations	(0.02)	(0.37)

Net loss per share	$(0.45)	$(0.89)
Weighted average number of common shares outstanding - basic and diluted	7,416	7,399

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
( in thousands)
(Unaudited)

	Three Months Ended
	March 29,	March 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(3,305)	$(6,552)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain)/loss on sale of assets	8	(124)
Depreciation, depletion and amortization	625	895
Stock compensation expense	4	-
Changes in operating assets and liabilities:
Restricted cash	-	(8)
Trade receivables, net	1,000	3,681
Inventories	299	(673)
Other assets	(153)	(446)
Trade payables, accrued expenses and income taxes	(1,146)	(1,507)
Customer deposits	233	3,186
Salary continuation and pension	1	218
Other liabilities	59	46

Net cash used in operating activities	(2,375)	(1,284)

Cash flows from investing activities:
Purchases of property, plant and equipment	(422)	(188)
Proceeds from sale of assets, net	-	162
Proceeds from sale of retail division	7,717	-
Purchase of intangible asset	(179)	-

Net cash provided by (used in) investing activities	7,116	(26)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit	(862)	1,224
Debt issuance costs	(24)	-
Principal payments on long-term debt	(4,644)	(1,062)

Net cash provided by (used in) financing activities	(5,530)	162

Effect of exchange rate changes on cash	(51)	23

Net decrease in cash and cash equivalents	(840)	(1,125)

Cash and cash equivalents, beginning of period	1,961	3,345

Cash and cash equivalents, end of period	$1,121	$2,220

Supplemental cash flow information:
Cash paid during the period for:
Interest	$400	$696
Income taxes	149	136

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America ("US GAAP") for complete financial statements are not included herein. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year. The Company has historically experienced certain seasonal patterns. Generally, our net sales have been highest in the second or third quarter and lowest in the first quarter of each year due primarily to weather conditions affecting operations in Vermont and Canada and the setting of memorials in cemeteries located in northern regions. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 31, 2008 (SEC File No. 000-29464) (the "2007 Annual Report").

In this report, the terms "Company," "we," "us," or "our" mean Rock of Ages Corporation and all subsidiaries included in our consolidated financial statements.

The Company's fiscal year ends on December 31 and its fiscal quarters are the 13-week periods ending on the Saturday nearest March 31, June 30 and September 30. As a result, the first and fourth quarter may be more or less than 13 weeks, by 1 to 6 days, which can affect comparability between periods. The first quarter of 2008 has 89 days versus 90 in 2007.

(2)	Stock-Based Compensation

The following tables set forth stock option activity for the periods ended March 29, 2008 and March 31, 2007 and information on outstanding and exercisable options at March 29, 2008:

	Three Months Ended
	March 29, 2008		March 31 2007
	Number Of Options	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price

Outstanding at beginning of period	196,000	$6.11	271,000	$6.08

Granted	-	-	-	-
Exercised	-	-	-	-
Canceled	(25,000)	(5.98)	(60,000)	(5.98)
Outstanding at end of period	171,000	$6.13	211,000	$6.11
Exercisable at end of period	146,000	$6.16	211,000	$6.11
Weighted average remaining contractual life	4.4 years		5.0 years

At March 29, 2008, the closing price of the Company's stock was less than the weighted average exercise price of the outstanding options, therefore, there was no aggregate intrinsic value of outstanding options.

(3)	Inventories

Inventories consist of the following (in thousands):	March 29,	December 31,
	2008	2007
Raw materials	$14,335	$15,689
Work-in-process	1,652	1,077
Finished goods and supplies	5,282	4,914
	$21,269	$21,680

The finished goods and supplies inventory includes $2,125,000 of retail display inventory that is located at various retail locations and is consigned to PKDM Holdings Inc., the new owners of the Company's former retail division. PKDM will be responsible for purchasing the inventory retained by the Company at its current book value, as it is sold, plus any inventory remaining after the tenth anniversary of the transaction, which was completed in January 2008.

(4)	Earnings (Loss) Per Share

Options to purchase 171,000 and 211,000 shares of Class A common stock were outstanding at March 29, 2008 and March 31, 2007, respectively, but were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

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

The quarry segment extracts granite from the ground and sells it to the manufacturing segment and to outside manufacturers, as well as distributors in Europe and China.  There were two quarry customers that represented approximately 40.1% of accounts receivable at March 29, 2008 and 32.8% of accounts receivable at December 31, 2007.  These receivables were backed by irrevocable letters of credit.

The manufacturing segment's principal products are granite memorials and mausoleums used primarily in cemeteries and, to a lesser extent, specialized granite products for industrial applications.

The other segment includes unallocated corporate overhead.

Inter-segment revenues are accounted for as if the sales were to third parties.

The following tables present unaudited segment information for the three month period ended March 29, 2008 and March 31, 2007 (in thousands):

2008	Quarry	Manufacturing	Corporate Overhead and Other	Total
Total net revenues	$5,262	$3,721	$-	$8,983
Inter-segment net revenues	(593)	-	-	(593)

Net revenues	4,669	3,721	-	8,390

Total gross (loss) profit	(487)	353	-	(134)
Inter-segment gross profit	(3)	3	-	-

Gross (loss) profit	(490)	356	-	(134)

Selling, general and administrative expenses	609	1,006	1,287	2,902

Loss from continuing operations before interest and taxes	$(1,099)	$(650)	$(1,287)	$(3,036)

2007	Quarry	Manufacturing	Corporate Overhead and Other	Total
Total net revenues	$4,452	$4,584	$-	$9,036
Inter-segment net revenues	(463)	(626)	-	(1,089)

Net revenues	3,989	3,958	-	7,947

Total gross (loss) profit	(1,082)	726	-	(356)
Inter-segment gross profit	(28)	6	-	(22)

Gross (loss) profit	(1,110)	732	-	(378)

Selling, general and administrative expenses	726	928	1,352	3,006

Loss from continuing operations before interest and taxes	$(1,836)	$(196)	$(1,352)	$(3,384)

Net revenue by geographic area, attributed to countries based on where the product is shipped, for the three months ended March 29, 2008 and March 31, 2007 are as follows (in thousands):

	Three Months Ended
	March 29, 2008	March 31, 2007
Net revenues:
China	$1,813	$1,264
Italy	213	124
Other foreign countries (excluding Canada)	90	50
	2,116	1,438
United States and Canada	6,274	6,509
Total net revenues	$8,390	$7,947

Net property, plant and equipment by geographic area are as follows (in thousands):
	March 29, 2008	December 31, 2007

United States	$28,453	$28,545
Canada	3,065	3,226
Luxembourg	7	15
	$31,525	$31,786

(6)	Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following components (in thousands):

	Foreign Currency Translation	Unfunded Pension Liability	Investment Available for Sale	Accumulated Other Comprehensive Loss
Balance at December 31, 2007	$3,526	$(5,468)	$34	$(1,908)
Changes in 2008	(284)	-	(73)	(357)
Balance at March 29, 2008	$3,242	$(5,468)	$(39)	$(2,265)

Comprehensive loss is as follows (in thousands):

	Three Months Ended
	March 29, 2008	March 31, 2007

Net loss	$(3,305)	$(6,552)
Other comprehensive income (loss):
Foreign currency translation adjustment	(284)	103
Unrealized loss on investment in available for sale securities	(73)	(60)

Comprehensive loss	$(3,662)	$(6,509)

(7)	Components of Net Periodic Benefit Cost

Components of net periodic benefit cost for the three months ended March 29, 2008 and March 31, 2007 are as follows (in thousands):

	NON-UNION PENSION BENEFITS		SALARY CONTINUATION BENEFITS		OTHER POST- EMPLOYMENT BENEFITS

	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007

Service cost	$79	$136	$-	$-	$2	$5
Interest cost	377	352	81	79	27	30
Expected return on plan assets	(420)	(400)	-	-	-	-
Amortization of prior service costs	35	35	14	20	10	25
Amortization of net actuarial loss	26	62	-	-	-	-

Net periodic benefit cost	$97	$185	$95	$99	$39	$60

The Company expects to contribute $750,000 to the defined benefit pension plan during 2008. No contribution was made during the quarter ended March 29, 2008.

(8)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements", ("SFAS No. 157"). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157", ("FSP 157-2") that amended SFAS No. 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope. We are currently evaluating the effect, if any, that the adoption of items deferred under FSP 157-2 may have on our financial statements.  Items not deferred under FSP 157-2 did not have a material impact upon adoption.  See note 13.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115", ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for fiscal years beginning after November 15, 2007. The Company has not elected to account for any of its assets or liabilities using the fair value option under SFAS No. 159 and, accordingly, this statement had no effect on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141(R)"). This statement improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. This statement will have no effect on our financial statements until such time as we acquire another entity.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB No. 133". ("SFAS No. 161"). This statement amends SFAS No. 133 by requiring enhanced disclosures about an entity's derivative instruments and hedging activities, but does not change SFAS No. 133's scope or accounting. SFAS No. 161 requires increased qualitative, quantitative and credit-risk disclosures about the entity's derivative instruments and hedging activities. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with earlier adoption permitted. We are currently evaluating the effect, if any, that the adoption of SFAS No. 161 may have on our financial statements.

(9)	Credit Facility

On October 24, 2007 we entered into a new credit facility with the CIT Group/Business Credit and Chittenden Trust Company (the "Lenders") that will expire October 24, 2012 and is secured by substantially all assets of the Company located in the United States.  The credit facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable, inventory and certain fixed assets. The credit facility financing agreement places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, make capital expenditures, repurchase stock and make investments or guarantees, without pre-approval by the Lenders.

Repayment Terms. To the extent the aggregate unpaid principal balance of the outstanding term loan exceeds $17,500,000, quarterly principal payments of $165,000 are required starting January 1, 2008 until the balance is equal to or less than $17,500,000. At that point the principal balance will not amortize on a scheduled basis and will be payable in full on the expiration date of the facility. The Company is no longer required to make principal payments on its term loan until October 2012, since the application of a portion of the proceeds of the sale of the retail division brought the balance of our term debt below $17,500,000. The Company does have the right to make voluntary pre-payments on the term loan. The revolving credit facility is paid down daily with all proceeds received by the Company.

Minimum Fixed Charge Coverage Ratio. The facility requires the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA), to the sum of income taxes paid, capital expenditures, interest and scheduled debt repayments be at least 1.00 for the trailing twelve-month period at the end of each quarter through December 31, 2008 and 1.10 beginning with the first quarter of 2009. The Company was in compliance with this covenant at March 29, 2008.

Total Liabilities to Net Worth Ratio. The credit facility also requires that the ratio of our total liabilities to net worth (the "Leverage Ratio") not exceed 2.0. The Leverage Ratio excludes from the calculation the change in tangible net worth directly resulting from the Company's compliance with SFAS No. 158 of $4.3 million. In relevant part, SFAS No. 158 required us to place on our books certain unrecognized and unfunded retirement liabilities beginning December 31, 2006.  As of March 29, 2008, we were in compliance with the Leverage Ratio covenant.

(10)	Income Taxes

The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", ("FIN 48") on January 1, 2007. The Company recorded no unrecognized tax benefits or liabilities upon adoption or during the quarter ended March 29, 2008. The Company does not expect to record any unrecognized tax benefits or liabilities during 2008.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2003 or Canadian tax authorities for years before 2002.

Income tax benefits in the first quarters of 2008 and 2007 result from losses at our Canadian subsidiary. Tax benefits are calculated based on the expected annual Canadian tax rate of 31% for 2008 and 32% for 2007.

In 2005, the Company adjusted its valuation allowance to fully reserve for the entire net U.S. deferred tax asset. At each subsequent period, including at the end of the first quarter of 2008, we reached a similar conclusion, therefore we have continued to fully reserve for the entire net U.S. deferred tax asset. We will continue to assess the valuation allowance on a regular basis and may reduce the valuation allowance if and/or when the Company has taxable income from its U.S. operations.

(11)	Discontinued Operations

On December 7, 2007 the Board of Directors instructed management to enter into negotiations with PKDM, a company owned by Richard M. Urbach, the President and Chief Operating Officer of the retail division, and James Barnes, the financial manager of the retail division, to sell the retail division. Negotiations were completed and the sale of the retail division closed on January 17, 2008. This decision represented a disposal of long-lived assets under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, results of this division were classified as discontinued operations and prior periods were adjusted to reflect this reclassification. In January 2008, the Company completed the sale for $8,000,000 in cash. The loss from operations for the retail division was $142,000 and $2,744,000 for the quarters ended March 29, 2008 and March 31, 2007, respectively.

Operating results from the retail division were as follows (in thousands):

	Three Months Ended
	March 29, 2008	March 31, 2007

Net sales	421	$2,432
Gross profit (loss)	(116)	(918)
Pretax profit (loss)	(119)	(2,594)
Interest allocated	23	150
Net income (loss)	(142)	$(2,744)

(12)	Intangible Assets and Goodwill

In the first quarter of 2008 the Company completed the acquisition of the customer list of a former competitor for $375,000 CDN. This was accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" and, accordingly, was capitalized and is being amortized on a straight-line basis over the estimated useful life of five years. Amortization expense of $12,500 CDN was recorded in the first quarter of 2008.  Amortization expense will equal $75,000 CDN per year for the next five years.

We assess impairment of goodwill in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 require a two-step test be performed. First, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded.  In the first quarter of 2008, we performed our annual assessment for the quarry unit. We calculated the fair value of the quarry reporting unit based on the estimated expected discounted future cash flows using the Company's weighted average cost of capital. Based on this analysis we concluded that there was no indication of impairment as of March 29, 2008, although there can be no assurance that goodwill will not become impaired in future periods.

(13)	Fair Value Measurements

The Company owns 1,000,000 shares of Family Memorials, Inc a company that is publicly traded on the Toronto Stock Exchange. At March 29, 2008 the stock traded at $.16 per share which falls within the Level 1 fair value hierarchy in its entirety.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Rock of Ages is an integrated quarrier and manufacturer of granite and products manufactured from granite. During the first quarter of 2008, we had two business segments:  quarry and manufacturing. The quarry division sells granite blocks to the manufacturing division and to outside manufacturers, as well as to customers outside North America. The manufacturing division's principal products are granite memorials and mausoleums used primarily in cemeteries. It also manufactures specialized granite products for industrial applications.

In the first quarter of 2008 revenues in our quarry division increased 17% from the same period last year.  The improvement came primarily from sales of our Pennsylvania, Salisbury Pink and Gardenia White quarries. In addition, the gross margin for the first quarter of 2008 was 18 percentage points better than last year primarily as a result of delaying the opening of our quarries located in Vermont due to adverse weather conditions plus the benefit of higher sales in Gardenia. SG&A expenses decreased 16% due to staffing reductions offset somewhat by higher export costs due to the strength of the Euro. The quarry operating loss was 40% lower than the same period last year.

Revenue in our manufacturing division was $237,000 lower in the first quarter of 2008 from the same period last year. The reduction in manufacturing shipments resulted from difficult winter weather conditions in March which prevented the foundations from being installed for two large memorials and is the principal reason for the reported increase in the manufacturing segment's operating loss to $650,000 from $196,000 in 2007.

On January 17, 2008, we sold our retail division for approximately $8 million. In connection with the sale, we entered into an Authorized Retailer, Supply and License Agreement whereby PKDM was appointed an authorized Rock of Ages® retailer in the existing retail territories formerly serviced by our retail stores. PKDM also agreed to purchase $3.5 million of product under the supply agreement during each year of the five-year term. This purchase commitment can be reduced over the term of the agreement based on the number of retail locations controlled by PKDM.  In addition, the Company retained $2,125,000 of inventory located at various retail locations for which PKDM is responsible to purchase at its current book value, as it is sold, plus any inventory remaining after the tenth anniversary of the transaction.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total net revenues with the exception of quarry and manufacturing gross profit and SG&A, which are shown as a percentage of their respective segment's net revenues.

	Three Months Ended
	March 29, 2008		March 31, 2007

Net Revenues:
Quarry	55.6%		50.2%
Manufacturing	44.4%		49.8%

Total net revenues	100.0%		100.0%

Gross Profit:
Quarry	(10.5%	)	(27.8%	)
Manufacturing	9.6%		18.5%

Total gross profit	(1.6%	)	(4.8%	)

Selling, general and administrative:
Quarry	13.0%		18.2%
Manufacturing	27.0%		23.4%
Corporate overhead	15.3%		17.0%

Total SG&A expenses	34.6%		37.8%

Loss from continuing operations before interest and income taxes	(36.2%	)	(42.6%	)

Other income, net	(0.8%	)	(0.4%	)
Interest expense	4.3%		5.9%

Loss from continuing operations before income taxes	(39.7%	)	(48.1%	)

Income tax benefit	(2.0%	)	(0.2%	)

Loss from continuing operations	(37.7%	)	(47.9%	)

Discontinued operations	(1.7%	)	(34.5%	)

Net loss	(39.4%	)	(82.4%	)

Three Months Ended March 29, 2008 Compared to Three Months Ended March 31, 2007

On a consolidated basis for the three-month period ended March 29, 2008, compared to the three-month period ended March 31, 2007, revenue increased 5.6%, gross loss decreased 64.6% and total SG&A expenses decreased 3.5%.  The Company reported a net loss of $3.3 million in the first quarter of 2008, compared with a loss of $6.6 million for the first quarter of 2007.

Quarry Segment Analysis

Revenue in our quarry division for the three-month period ended March 29, 2008 was up 17.0% from the three-month period ended March 31, 2007 as a result of increased shipments from our Pennsylvania, Salisbury Pink and Gardenia White quarries, which were somewhat offset by lower sales in our Barre and Bethel quarries.

The gross loss from our quarry division for the three-month period ended March 29, 2008 decreased 55.9% and gross loss as a percentage of revenue decreased to 10.5% from 27.8% for the three-month period ended March 31, 2007 as a result of delaying the opening of our quarries located in Vermont due to adverse weather conditions. Typically, we do not operate our northern quarries in the winter months, but in 2007 we had limited winter operations in the Barre and Bethel quarries to increase production efficiencies.  As a result, we incurred higher expenses in the first quarter last year versus this year. The gross loss was also positively affected by the benefit of higher sales in Gardenia.

SG&A expenses decreased 16% due to staffing reductions offset somewhat by higher export costs due to the strength of the Euro and higher travel costs related to trade shows and conventions.  In addition, during the first quarter of 2008 the Company recovered approximately $100,000 of amounts owed from VIKA LTD that was previously reserved.

Manufacturing Segment Analysis

Revenue in our manufacturing division for the three-month period ended March 29, 2008 decreased 6.0% from the three-month period ended March 31, 2007, primarily due to delays in shipping two large memorials, which are expected to ship in the second quarter. The winter weather delayed the installation of the foundations for the large memorials and they could not be shipped until the foundations were set. At March 29, 2008, the total backlog for the manufacturing division was $9.9 million, up $840,000, or 9.3%, compared to March 31, 2007.

Gross profit dollars from the manufacturing division decreased 51.4% and gross profit as a percentage of manufacturing revenue decreased by 8.9 percentage points for the three-month period ended March 29, 2008 compared to the three-month period ended March 31, 2007. These decreases were primarily the result of the reduced shipments of mausoleums and features due to adverse weather conditions in March and slightly increased production costs in our Canadian manufacturing operations in the first quarter.

SG&A costs for the three-month period ended March 29, 2008 for the manufacturing division increased $78,000 or 8.4% compared to the three-month period ended March 31, 2007, primarily due to increased sales commissions and sales salaries both in the United States and Canada.

Consolidated Items

Corporate overhead, consisting of operating costs not directly related to an operating segment, decreased 4.8%, or $65,000, for the three-month period ended March 29, 2008 compared to the three-month period ended March 31, 2007. Because audit and related fees are disproportionately incurred in the first quarter, we expect lower quarterly unallocated corporate overhead expenses for the balance of 2008. Additionally, while the transition of the Company's former General Counsel into private practice as outside general counsel resulted in somewhat higher legal fees in the first quarter, those fees are expected to decline in future quarters.

Other income, which includes rental income from non-operating properties, was up 88.2%, or $30,000, in the first quarter of 2008.

Interest expense has been allocated to discontinued operations in the amounts of $23,000 for the first quarter of 2008 and $150,000 for 2007. Net interest expense, including amounts allocated to discontinued operations, decreased $240,000, or 38.7%, for the three-month period ended March 29, 2008 compared to the three-month period ended March 31, 2007 reflecting debt repayments in January 2008 from the proceeds of the sale of the retail division and decreased interest rates.

Income tax benefit was $166,000 for the three-month period ended March 29, 2008, compared to $12,000 for the same three-month period in 2007. The tax benefit reported in both periods was entirely due to our Canadian subsidiary and is larger due to a larger first quarter loss in our Canadian subsidiary. During the first quarter of both years we continued to fully reserve against all our U.S. deferred tax assets.

We had a loss from discontinued operations of $142,000 in the first quarter of 2008. This loss is made up of $119,000 of operating losses of the retail division that was sold on January 17, 2008 plus $23,000 of interest allocated to the discontinued operations. This compares to a loss of $2,744,000 in the first quarter of 2007 which is made up of the retail division's operating loss of $2,594,000 plus $150,000 of interest allocated to discontinued operations.

Liquidity and Capital Resources

Historically, we have met our short-term liquidity requirements primarily from cash generated by operating activities and periodic borrowings under the commercial credit facilities described below. Our $50 million credit facility with our Lenders was renewed on October 24, 2007 for a term of five years.

We have historically contributed between $800,000 and $1.0 million per year to the defined benefit pension plan.  The Company is not required to make any contribution in 2008, however we expect to contribute $750,000 to the defined benefit plan this year, which, we believe, we will be able to fund either from cash from operations or borrowing under our credit facilities.  See note 9 of the Notes to Consolidated Financial Statements.

Our primary need for capital will be to maintain and improve our quarry and manufacturing facilities.  We have approximately $2.5 million planned for capital expenditures in 2008. We believe we will be able to fund these capital expenditures either from cash from operations or borrowings under our credit facilities.

In January 2008, we received $7.7 million in net proceeds from the sale of the retail division. We applied $4.5 million of these proceeds to the long-term debt and $3.2 million to the revolving credit facility.

Cash Flows

At March 29, 2008, we had cash and cash equivalents of $1.1 million and working capital of $20.5 million, compared to $2.2 million of cash and cash equivalents and a working capital deficit of $7.3 million at March 31, 2007. The working capital deficit in 2007 was due to the classification of the entire amount due under our credit facility as a current liability as of March 31, 2007 due to the credit facility's scheduled expiration in October 2007.

Cash Flows from Operations. Net cash used in operating activities was $2.4 million in the three-month period ended March 29, 2008 compared to net cash used of $1.3 million in the same three-month period of 2007. The decrease in cash flow from operations is due primarily to the decrease in the amount of collections of customer deposits and accounts receivable since the retail division was sold.

Cash Flows from Investing Activities. Cash flows provided by investing activities were $7.1 million in the three-month period ended March 29, 2008. Purchases of property, plant and equipment totaling $422,000 plus $179,000 to purchase the remaining portion of a customer list from a former competitor were offset by proceeds from the sale of the retail division totaling $7.7 million. Cash used in investing activities in the same period in 2007 was $26,000. Capital spending was $188,000 partially offset by the proceeds from the sale of property, plant and equipment. Cash used in investing activities comes from either borrowings under our credit facilities or from operations.

Cash Flows from Financing Activities. Net cash used in financing activities in the three-month period ended March 29, 2008 was $5.5 million which consisted of repayments on the long-term debt of $4.6 million, net repayments on the revolving line of credit of $862,000 and increased debt issuance costs of $24,000. This compares to $162,000 provided by financing activities in the corresponding period of 2007, which consisted of net borrowings under the line of credit of $1,224,000 offset by repayments on the long-term debt of $1,062,000.

Cash Flows from Discontinued Operations. The cash flows from discontinued operations in 2007 are included in the cash flow from continuing operations in the Consolidated Statements of Cash Flows. If stated separately the net cash flow from discontinued operations was an increase of $22,000 made up of $128,000 provided by operations and $106,000 used in financing activities. The absence of cash flows due to discontinued operations is not expected to significantly affect the Company's future liquidity or capital resources.

CIT Credit Facility

We have a credit facility with the CIT Group/Business Credit and Chittenden Trust Company (the "Lenders") that is scheduled to expire in October 2012 and is secured by substantially all assets of the Company located in the United States. The facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable, inventory and certain fixed assets. Amounts outstanding were $9,637,000 and $14,356,000 as of March 29, 2008 and $14,442,000 and $19,656,000 as of March 31, 2007 on the revolving credit facility and the term loan line of credit, respectively. The credit facility financing agreement places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, make capital expenditures, repurchase stock and make investments or guarantees, without pre-approval by the Lenders. The financing agreement also contains certain covenants for a Minimum Fixed Charge Coverage Ratio (the "Ratio") and a limit on the Total Liabilities to Net Worth Ratio of the Company.

Minimum Fixed Charge Coverage Ratio. The credit facility requires the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA), to the sum of income taxes paid, capital expenditures, interest and scheduled debt repayments be at least 1.00 for the trailing twelve-month period at the end of each quarter through December 31, 2008 and 1.10 beginning with the first quarter of 2009. The Company was in compliance with the Ratio covenant at March 29, 2008.

Total Liabilities to Net Worth Ratio. The credit facility also requires that the ratio of our total liabilities to net worth (the "Leverage Ratio") not exceed 2. The Leverage Ratio excludes from the calculation the change in tangible net worth directly resulting from the Company's compliance with SFAS No. 158 of $4.3 million. In relevant part, SFAS No. 158 required us to place on our books certain unrecognized and unfunded retirement liabilities as of December 31, 2006. We were in compliance with the Leverage Ratio at March 29, 2008.

Interest Rates. We have a multi-tiered interest rate structure on our outstanding debt with the Lenders. We can elect the interest rate structure under the credit facility based on the prime rate or LIBOR for both the revolving credit facility and the term loan. The incremental rate above or below prime and above LIBOR is based on our Funded Debt to Net Worth Ratio. Based on this ratio, our rates at March 29, 2008 were 25 basis points higher than the lowest incremental rates currently available to us.

The rates in effect as of March 29, 2008 were as follows:

	Amount	Formula	Effective Rate
Revolving Credit Facility	$4.6 million	Prime	5.25%
Revolving Credit Facility	5.0 million	LIBOR + 2.00%	5.16%
Term Loan	14.4 million	LIBOR +2.25%	5.41%

Canadian Credit Facility

The Company's Canadian subsidiary has a line of credit agreement with the Royal Bank of Canada that is renewable annually. Under the terms of this agreement, a maximum of $4.0 million CDN may be advanced based on eligible accounts receivable, eligible inventory, and tangible fixed assets.  The line of credit bears interest at the U.S. prime rate.  There was -0- and $20,000 CDN outstanding as of March 29, 2008 and December 31, 2007, respectively.

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

The Company has financial instruments that are subject to interest rate risk, principally debt obligations under its credit facilities. Historically, the Company has not experienced material gains or losses due to interest rate changes. Based on the March 29, 2008 outstanding borrowings under the credit facility of $24.0 million, the impact of a 1% increase in the interest rates would be approximately $240,000 a year.

The Company is subject to foreign currency exchange rate risk primarily from the operations of its Canadian subsidiary. At March 29, 2008, the Canadian subsidiary had net assets of $10.5 million exposed to changes in the Canadian/U.S. dollar exchange rate.  The impact of the change in the exchange rate in the first three months of 2008 was $284,000 due to a slight decrease in the value of the Canadian dollar as compared to the U.S. dollar.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's CEO and CFO have concluded, as a result of the material weaknesses described below, that the Company's disclosure controls and procedures are not effective in identifying, on a timely basis, material information required to be disclosed in our reports filed or submitted under the Exchange Act. Notwithstanding the existence of the material weaknesses described below, management has concluded that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company's financial position, results of operations and cash flows for the periods and dates presented. In making this determination, management considered the material weakness in our internal control over financial reporting that existed as of March 29, 2008, as more fully described below.

Management Assessment on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Act. Management assessed the effectiveness of the Company's internal control over financial reporting as of March 29, 2008. Based on that assessment, the Company's management, including its CEO and CFO, concluded that the Company's internal controls over financial reporting were not effective because it has not yet been concluded that the material weaknesses in the Company's internal control over financial reporting reported as of December 31, 2007 in the Company's Annual Report on Form 10-K have been remediated.

As of December 31, 2007, management concluded that the Company's internal control over financial reporting is ineffective because of material weaknesses in the following areas:

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

Changes in Internal Control Over Financial Reporting. There have been no significant changes in the Company's internal control over financial reporting identified during the quarter ended March 29, 2008, except for the implementation of measures described below under "Remediation of Material Weaknesses".

Remediation of Material Weaknesses. The Company, plans to implement certain measures to remediate the material weaknesses described above as identified in the Company's 2007 Annual Report of Form 10-K. We either have taken or will take the following actions to improve internal control over financial reporting:

  With the sale of the retail division in 2008, we believe our remaining financial operations can be fully consolidated into our existing financial software program which will reduce the use of manual spreadsheets and, as a result, the burden on current employees responsible for financial reporting. This step is currently in process.

  We have implemented some and will continue to consider additional monitoring procedures by corporate level accounting and finance personnel in our Barre, Vermont office to mitigate the segregation of duties weakness identified at Rock of Ages Canada.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company's 2007 Annual Report.

Item 6.	Exhibits

Number	Exhibits

2.1

Stock Purchase Agreement dated as of January 17, 2008 by and between PKDM Holdings, Inc. and Rock of Ages Corporation (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on January 23, 2008).

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

10.1

Termination Agreement and General Release dated January 17, 2008 by and between Richard M. Urbach and the Company (incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 and filed with the Securities and Exchange Commission on March 31, 2008).

10.2

Authorized Retailer Supply and License Agreement dated January 17, 2008 by and between the Company, PKDM Holdings, Inc., North American Heritage Services, Inc., Keith Monument Company, LLC, and Sioux Falls Monument Co., LLC (incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 and filed with the Securities and Exchange Commission on March 31, 2008).

10.3

Retirement Agreement (Kurt M. Swenson) dated April 28, 2008 (incorporated herein be reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on April 29, 2008).

10.4

Supplemental Retirement Plan (Donald Labonte) dated as of January 1, 2007 (incorporated herein by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 and filed with the Securities and Exchange Commission on March 31, 2008).

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

ROCK OF AGES CORPORATION

Dated: May 13, 2008	By: /s/ Laura A Plude Laura A. Plude Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

 EXHIBIT INDEX

Number	Exhibits

2.1

Stock Purchase Agreement dated as of January 17, 2008 by and between PKDM Holdings, Inc. and Rock of Ages Corporation (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on January 23, 2008).

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

10.1

Termination Agreement and General Release dated January 17, 2008 by and between Richard M. Urbach and the Company (incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 and filed with the Securities and Exchange Commission on March 31, 2008).

10.2

Authorized Retailer Supply and License Agreement dated January 17, 2008 by and between the Company, PKDM Holdings, Inc., North American Heritage Services, Inc., Keith Monument Company, LLC, and Sioux Falls Monument Co., LLC (incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 and filed with the Securities and Exchange Commission on March 31, 2008).

10.3

Retirement Agreement (Kurt M. Swenson) dated April 28, 2008 (incorporated herein be reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on April 29, 2008).

10.4

Supplemental Retirement Plan (Donald Labonte) dated as of January 1, 2007 (incorporated herein by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 and filed with the Securities and Exchange Commission on March 31, 2008).

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

