Form 10-Q
period 2008-08-12
ROCK OF AGES CORP
filed 2008-08-12
CIK 84581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

(802) 476-3115
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer, accelerated filer, non-accelerated filer or smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

As of August 11, 2008, 4,812,342 shares of Class A Common Stock and 2,603,721 shares of Class B Common Stock of the registrant were outstanding.

ROCK OF AGES CORPORATION

INDEX

Form 10-Q for the Quarterly Period
Ended June 28, 2008

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

PART I: FINANCIAL INFORMATION Item 1: Financial Statements

ROCK OF AGES CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in thousands, except par value amounts)

(Unaudited)

	June 28,	December 31,
ASSETS	2008	2007
Current assets:
Cash and cash equivalents	$832	$1,961
Trade receivables, net	9,871	11,713
Inventories	21,395	21,680
Prepaid income taxes	252	98
Other current assets	1,556	1,769
Assets of discontinued operation	-	14,266
Total current assets	33,906	51,487
Property, plant and equipment, net	32,995	31,786
Cash surrender value of life insurance	128	186
Identified intangible assets, net	691	383
Goodwill	387	387
Debt issuance costs, net	162	156
Long-term investments	228	242
Other long term assets	18	18
Total assets	$68,515	$84,645
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under line of credit	$8,873	$10,498
Current installments of long-term debt	41	5,191
Trade payables	1,296	1,794
Accrued expenses	1,874	2,303
Salary continuation and other post-employment benefits	570	584
Customer deposits	1,114	747
Liabilities of discontinued operations	-	6,748
Total current liabilities	13,768	27,865
Long-term debt, excluding current installments	14,655	14,158
Salary continuation liability, net of current portion	5,430	5,531
Accrued pension cost	3,860	3,668
Accrued other post-employment benefits, net of current portion	1,590	1,575
Other long term liabilities	1,442	1,322
Deferred tax liabilities	54	55
Total liabilities	40,799	54,174

Stockholders' equity:
Preferred stock - $.01 par value; 2,500,000 shares authorized; No shares issued or outstanding
Common stock - Class A, $.01 par value; 30,000,000 shares authorized; 4,812,342 and 4,677,467 shares issued and outstanding as of June 28, 2008 and December 31, 2007, respectively	48	47
Common stock - Class B, $.01 par value; 15,000,000 shares authorized; 2,603,721 and 2,738,596 shares issued and outstanding as of June 28, 2008 and December 31, 2007, respectively	26	27
Additional paid-in capital	65,664	65,657
Accumulated deficit	(35,931)	(33,352)
Accumulated other comprehensive loss	(2,091)	(1,908)
Total stockholders' equity	27,716	30,471
Total liabilities and stockholders' equity	$68,515	$84,645

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net revenues:
Quarry	$5,560	$7,683	$10,229	$11,672
Manufacturing	8,766	8,767	12,487	12,725

Total net revenues	14,326	16,450	22,716	24,397

Cost of goods sold:
Quarry	4,406	5,741	9,565	10,840
Manufacturing	6,147	5,417	9,512	8,643

Total cost of goods sold	10,553	11,158	19,077	19,483

Gross profit:
Quarry	1,154	1,942	664	832
Manufacturing	2,619	3,350	2,975	4,082

Total gross profit	3,773	5,292	3,639	4,914

Operating expenses:
Selling, general and administrative expenses:
Quarry	615	769	1,224	1,495
Manufacturing	1,027	1,013	2,033	1,941
Corporate overhead	889	1,169	2,176	2,521
Insurance recovery - quarry asset	-	(212)	-	(212)

Total operating expenses	2,531	2,739	5,433	5,745

Income (loss) from continuing operations before interest expense and income taxes	1,242	2,553	(1,794)	(831)

Other income, net	(59)	(56)	(123)	(90)
Interest expense	351	514	708	984

Income (loss) from continuing operations before income taxes	950	2,095	(2,379)	(1,725)

Income tax expense	223	205	57	193
Income (loss) from continuing operations	727	1,890	(2,436)	(1,918)
Income (loss) from discontinued operations	-	2,052	(142)	(692)

Net income (loss)	$727	$3,942	$(2,578)	$(2,610)

Net income (loss) per share - basic and diluted:
Net income (loss) from continuing operations	$0.10	$0.25	$(0.33)	$(0.26)
Net income (loss) from discontinued operations	-	0.28	(0.02)	(0.09)

Net income (loss) per share	$0.10	$0.53	$(0.35)	$(0.35)
Weighted average number of common shares outstanding - basic and diluted	7,416	7,399	7,416	7,399

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
( in thousands)
(Unaudited)

	Six Months Ended
	June 28,	June 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(2,578)	$(2,610)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain)/loss on sale of assets	8	(121)
Insurance recovery - quarry asset	-	(212)
Depreciation, depletion and amortization	1,388	1,846
Stock based compensation expense	7	-
Change in cash surrender value of life insurance policies	59	-
Changes in operating assets and liabilities:
Restricted cash	-	(24)
Trade receivables, net	1,804	1,827
Inventories	221	(28)
Other assets	(130)	225
Trade payables, accrued expenses and income taxes	(1,113)	(896)
Customer deposits	368	1,413
Salary continuation and pension liabilities	94	205
Other liabilities	119	93

Net cash provided by operating activities	247	1,718

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,515)	(696)
Proceeds from sale of retail division	7,717	-
Purchase of intangible asset	(179)	-
Proceeds from sale of assets, net	-	163
Insurance recovery - quarry asset	-	212

Net cash provided by (used in) investing activities	5,023	(321)

Cash flows from financing activities:
Net repayments under line of credit	(1,625)	(752)
Principal payments on long-term debt	(4,653)	(1,308)
Debt issuance costs	(24)	-

Net cash used in financing activities	(6,302)	(2,060)

Effect of exchange rate changes on cash	(97)	240

Net decrease in cash and cash equivalents	(1,129)	(423)

Cash and cash equivalents, beginning of period	1,961	3,345

Cash and cash equivalents, end of period	$832	$2,922

Supplemental cash flow information:
Cash paid during the period for:
Interest	$757	$1,382
Income taxes	261	243

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

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

The following tables set forth stock option activity for the periods ended June 28, 2008 and June 30, 2007 and information on outstanding and exercisable options at June 28, 2008:

	Six Months Ended
	June 28, 2008		June 30 2007
	Number Of Options	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price

Outstanding at beginning of period	196,000	$6.11	271,000	$6.08

Granted	-	-	-	-
Exercised	-	-	-	-
Canceled	(45,000)	(5.98)	(65,000)	(5.98)
Outstanding at end of period	151,000	$6.15	206,000	$6.11
Exercisable at end of period	126,000	$6.19	206,000	$6.11
Weighted average remaining contractual life	4.2 years		4.8 years

At June 28, 2008, the closing price of the Company's stock was less than the weighted average exercise price of the outstanding options, therefore, there was no aggregate intrinsic value of outstanding options.

(3)	Inventories

Inventories consist of the following (in thousands):	June 28,	December 31,
	2008	2007
Raw materials	$14,922	$15,689
Work-in-process	1,600	1,077
Finished goods and supplies	4,873	4,914
	$21,395	$21,680

The finished goods and supplies inventory at June 28, 2008 and December 31, 2007 includes $2,125,000 of retail display inventory that is located at various retail locations and is consigned to PKDM Holdings Inc., the new owners of the Company's former retail division. PKDM will be responsible for purchasing the inventory retained by the Company at its current book value, as it is sold, plus any inventory remaining after the tenth anniversary of the transaction, which was completed in January 2008.

(4)	Earnings (Loss) Per Share

Options to purchase 151,000 and 206,000 shares of Class A common stock were outstanding at June 28, 2008 and June 30, 2007, respectively, but were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

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

The quarry segment extracts granite from the ground and sells it to the manufacturing segment and to outside manufacturers, as well as distributors in Europe and China.  There was one quarry customer that represented approximately 15% of accounts receivable at June 28, 2008 and two customers represented approximately 32.8% of accounts receivable at December 31, 2007.  These receivables were backed by irrevocable letters of credit.

The manufacturing segment's principal products are granite memorials and mausoleums used primarily in cemeteries and, to a lesser extent, specialized granite products for industrial applications.

The other segment includes unallocated corporate overhead.

Inter-segment revenues are accounted for as if the sales were to third parties.

The following tables present segment information for the three and six month periods ended June 28, 2008 and June 30, 2007 (in thousands):

Three-month period:

2008	Quarry	Manufacturing	Corporate Overhead and Other	Total
Total net revenues	$6,260	$8,766	$-	$15,026
Inter-segment net revenues	(700)	-	-	(700)

Net revenues	5,560	8,766	-	14,326

Total gross profit	1,359	2,414	-	3,773
Inter-segment gross profit	(205)	205	-	-

Gross profit	1,154	2,619	-	3,773

Selling, general and administrative expenses	615	1,027	889	2,531

Income (loss) from continuing operations before interest and taxes	$539	$1,592	$(889)	$1,242

2007	Quarry	Manufacturing	Corporate Overhead and Other	Total
Total net revenues	$8,416	$8,767	$-	$17,183
Inter-segment net revenues	(733)	-	-	(733)

Net revenues	7,683	8,767	-	16,450

Total gross profit	2,067	3,249	-	5,316
Inter-segment gross profit	(125)	101	-	(24)

Gross profit	1,942	3,350	-	5,292

Selling, general and administrative expenses	769	1,013	1,169	2,951

Insurance recovery - quarry asset	(212)	-	-	(212)

Total operating expenses	557	1,013	1,169	2,739
Income (loss) from continuing operations before interest and taxes	$1,385	$2,337	$(1,169)	$2,553

Six-month period:

2008	Quarry	Manufacturing	Corporate Overhead and Other	Total
Total net revenues	$11,522	$12,487	$-	$24,009
Inter-segment net revenues	(1,293)	-	-	(1,293)

Net revenues	10,229	12,487	-	22,716

Total gross profit	872	2,767	-	3,639
Inter-segment gross profit	(208)	208	-	-

Gross profit	664	2,975	-	3,639

Selling, general and administrative expenses	1,224	2,033	2,176	5,433

Income (loss) from continuing operations before interest and taxes	$(560)	$942	$(2,176)	$(1,794)

2007	Quarry	Manufacturing	Corporate Overhead and Other	Total
Total net revenues	$12,867	$12,725	$-	$25,592
Inter-segment net revenues	(1,195)	-	-	(1,195)

Net revenues	11,672	12,725	-	24,397

Total gross profit	985	3,975	-	4,960
Inter-segment gross profit	(153)	107	-	(46)

Gross profit	832	4,082	-	4,914

Selling, general and administrative expenses	1,495	1,941	2,521	5,957

Insurance recovery - quarry asset	(212)	-	-	(212)

Total operating expenses	1,283	1,941	2,521	5,745

Income (loss) from continuing operations before interest and taxes	$(451)	$2,141	$(2,521)	$(831)

Net revenue by geographic area, attributed to countries based on where the product is shipped, for the three and six months ended June 28, 2008 and June 30, 2007 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net revenues:
China	$1,170	$2,477	$2,983	$3,741
Italy	119	320	332	444
Other foreign countries	116	34	206	84
	1,405	2,831	3,521	4,269
United States and Canada	12,921	13,619	19,195	20,128
Total net revenues	$14,326	$16,450	$22,716	$24,397

Net property, plant and equipment by geographic area are as follows (in thousands):

	June 28, 2008	December 31, 2007

United States	$29,349	$28,545
Canada	3,645	3,226
Luxembourg	1	15
	$32,995	$31,786

(6)	Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following components (in thousands):

	Foreign Currency Translation	Unfunded Pension Liability	Investment Available for Sale	Accumulated Other Comprehensive Loss
Balance at December 31, 2007	$3,526	$(5,468)	$34	$(1,908)
Changes in 2008	(175)	-	(8)	(183)
Balance at June 28, 2008	$3,351	$(5,468)	$26	$(2,091)

Comprehensive income (loss) is as follows (in thousands):
	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Net income (loss)	$727	$3,942	$(2,578)	$(2,610)
Other comprehensive income loss:
Foreign currency translation adjustment	109	889	(175)	992
Unrealized income (loss) on investment in
available for sale securities	65	86	(8)	26

Comprehensive income (loss)	$901	$4,917	$(2,761)	$(1,592)

(7)	Components of Net Periodic Benefit Cost

Components of net periodic benefit cost are as follows (in thousands):

	Three months ended June 28, 2008 and June 30, 2007:

	NON-UNION PENSION BENEFITS		SALARY CONTINUATION BENEFITS		OTHER POST- EMPLOYMENT BENEFITS

	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Service cost	$79	$136	$-	$-	$2	$5
Interest cost	377	352	81	79	27	30
Expected return on plan assets	(420)	(400)	-	-	-	-
Amortization of prior service costs	35	35	14	20	10	25
Amortization of net actuarial loss	26	62	-	-	-	-

Net periodic benefit cost	$97	$185	$95	$99	$39	$60

	Six months ended June 28, 2008 and June 30, 2007:
	NON-UNION PENSION BENEFITS		SALARY CONTINUATION BENEFITS		OTHER POST- EMPLOYMENT BENEFITS

	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Service cost	$158	$272	$-	$-	$4	$10
Interest cost	754	704	162	158	54	60
Expected return on plan assets	(840)	(800)	-	-	-	-
Amortization of prior service costs	70	70	28	40	20	50
Amortization of net actuarial loss	52	124	-	-	-	-

Net periodic benefit cost	$194	$370	$190	$198	$78	$120

The Company expects to contribute $750,000 to the defined benefit pension plan during 2008. No contribution was made during the six months ended June 28, 2008.

(8)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements", ("SFAS No. 157"). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157", ("FSP 157-2") that amended SFAS No. 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope. We are currently evaluating the effect, if any that the adoption of items deferred under FSP 157-2 may have on our financial statements. Items not deferred under FSP 157-2 did not have a material impact upon adoption. See note 13.

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

Repayment Terms. To the extent the aggregate unpaid principal balance of the outstanding term loan exceeds $17,500,000, quarterly principal payments of $165,000 are required starting January 1, 2008 until the balance is equal to or less than $17,500,000. At that point the principal balance will not amortize on a scheduled basis and will be payable in full on the expiration date of the facility. The Company is no longer required to make principal payments on its term loan until October 2012, since the application of a portion of the proceeds of the sale of the retail division brought the balance of our term debt below $17,500,000. The Company does have the right to make voluntary pre-payments on the term loan. The revolving credit facility is paid down daily with all funds or cash received by the Company.

Minimum Fixed Charge Coverage Ratio. The facility requires the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA), to the sum of income taxes paid, capital expenditures, interest and scheduled debt repayments be at least 1.00 for the trailing twelve-month period at the end of each quarter through December 31, 2008 and 1.10 beginning with the first quarter of 2009. The Company was in compliance with this covenant at June 28, 2008.

Total Liabilities to Net Worth Ratio. The credit facility also requires that the ratio of our total liabilities to net worth (the "Leverage Ratio") not exceed 2.0. The Leverage Ratio excludes from the calculation the change in tangible net worth directly resulting from the Company's compliance with SFAS No. 158 of $4.3 million. In relevant part, SFAS No. 158 required us to place on our books certain unrecognized and unfunded retirement liabilities beginning December 31, 2006.  As of June 28, 2008, we were in compliance with the Leverage Ratio covenant.

(10)	Income Taxes

The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", ("FIN 48") on January 1, 2007.  The Company recorded no unrecognized tax benefits or liabilities upon adoption or during the quarter ended June 28, 2008.  The Company does not expect to record any unrecognized tax benefits or liabilities during 2008.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2003 or Canadian tax authorities for years before 2002.

Income tax expense in the second quarter and first half of 2008 and 2007 result from earnings at our Canadian subsidiary. Tax benefits are calculated based on the expected annual Canadian tax rate of 31% for 2008 and 32% for 2007.

In 2005, the Company adjusted its valuation allowance to fully reserve for the entire net U.S. deferred tax asset. At each subsequent period, including at the end of the second quarter of 2008, we reached a similar conclusion, therefore we have continued to fully reserve for the entire net U.S. deferred tax asset. We will continue to assess the valuation allowance on a regular basis and may reduce the valuation allowance if and/or when the Company has taxable income from its U.S. operations.

(11)	Discontinued Operations

On December 7, 2007 the Board of Directors instructed management to enter into negotiations with PKDM, a company owned by Richard M. Urbach, the President and Chief Operating Officer of the retail division, and James Barnes, the financial manager of the retail division, to sell the retail division. Negotiations were completed and the sale of the retail division closed on January 17, 2008. This decision represented a disposal of long-lived assets under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which requires that long-lived assets be classified as held for sale when certain criteria are met. The assets and liabilities of the retail division were classified as held for sale and an impairment charge of $5.9 million was recorded in the fourth quarter of 2007. The Company also determined that the retail division met the definition of a "component of an entity" and accordingly, results of this division were classified as a discontinued operation and prior periods were adjusted to reflect this reclassification. In January 2008, the Company completed the sale for $8,000,000 in cash.

Operating results from the retail division were as follows (in thousands):

		Three Months Ended		Six Months Ended
		June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales		$-	$10,876	$-	$13,308
Gross profit		-	6,296	-	7,214
Pretax profit (loss)		-	2,213	(119)	(381)
Interest allocated		-	(161)	(23)	(311)
Net income (loss)	$		$2,052	$(142)	$(692)

(12)	Intangible Assets

In the first quarter of 2008 the Company completed the acquisition of the customer list of a former competitor for $375,000 CDN. This was accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" and, accordingly, was capitalized and is being amortized on a straight-line basis over the estimated useful life of five years. Amortization expense of $18,750 CDN was recorded in the second quarter of 2008. Amortization expense will equal $75,000 CDN per year through 2012.

(13)	Fair Value Measurements

The Company owns 1,000,000 shares of Family Memorials, Inc., a company that is publicly traded on the Toronto Stock Exchange. At June 28, 2008 the stock traded at $.23 per share resulting in a fair value of $230,000, which falls within the Level 1 fair value hierarchy in its entirety. Also see note 8.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Rock of Ages is an integrated quarrier and manufacturer of granite and products manufactured from granite. During the first half of 2008, we had two business segments:  quarry and manufacturing. The quarry division sells granite blocks to the manufacturing division and to outside manufacturers, as well as to customers outside North America. The manufacturing division's principal products are granite memorials and mausoleums used primarily in cemeteries. It also manufactures specialized granite products for industrial applications.

In the second quarter of 2008 revenues in our quarry division decreased 28% from the same period last year.  The decrease was primarily due to lower sales of granite from our Bethel quarry. In addition, the gross margin for the second quarter of 2008 was four percentage points lower than last year due primarily to the lower sales in Bethel. SG&A expenses decreased 20% due to staffing reductions offset somewhat by higher export costs due to the strength of the Euro. The quarry operating income was 61% lower than the same period last year.

Revenue in our manufacturing division was comparable in the second quarter of 2008 to the same period last year. However, on comparable sales the gross profit margin decreased eight percentage points from the prior year due mainly to lower shipments of the higher margin mausoleums and higher sales of the lower margin monumental sales. SG&A expenses increased only slightly, $14,000 from the prior year. Due to the decrease in the gross profit margin the manufacturing segment's operating income was 32% lower than in the prior year's second quarter.

On January 17, 2008, we sold our retail division for approximately $8 million. In connection with the sale, we entered into an Authorized Retailer, Supply and License Agreement whereby PKDM was appointed an authorized Rock of Ages® retailer in the existing retail territories formerly serviced by our retail stores. PKDM also agreed to purchase $3.5 million of product under the supply agreement during each year of the five-year term. This purchase commitment can be reduced over the term of the agreement based on the number of retail locations controlled by PKDM. In addition, the Company retained $2,125,000 of inventory located at various retail locations for which PKDM is responsible to purchase at the Company's current book value, as it is sold, plus any inventory remaining after the tenth anniversary of the transaction.

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

	Three Months Ended				Six Months Ended
	June 28, 2008		June 30, 2007		June 28, 2008		June 30, 2007

Net Revenues:
Quarry	38.8%		46.7%		45.0%		47.8%
Manufacturing	61.2%		53.3%		55.0%		52.2%

Total net revenues	100.0%		100.0%		100.0%		100.0%

Gross Profit:
Quarry	20.8%		25.3%		6.5%		7.1%
Manufacturing	29.9%		38.2%		23.8%		32.1%

Total gross profit	26.3%		32.2%		16.0%		20.1%

Operating expenses:
Selling, general and administrative expenses:
Quarry	11.1%		10.0%		12.0%		12.8%
Manufacturing	11.7%		11.6%		16.3%		15.3%
Corporate overhead	6.2%		7.1%		9.6%		10.3%
Insurance recovery - quarry asset	-		(1.3%	)	-		(0.9%	)

Total operating expenses	17.6%		16.7%		23.9%		23.5%

Income (loss) from continuing operations before interest and income taxes	8.7%		15.5%		(7.9%	)	(3.4%	)

Other income, net	(0.4%	)	(0.3%	)	(0.5%	)	(0.3%	)
Interest expense	2.5%		3.1%		3.1%		4.0%

Income (loss) from continuing operations before income taxes	6.6%		12.7%		(10.5%	)	(7.1%	)

Income tax expense	1.5%		1.2%		0.2%		0.8%

Income (loss) from continuing operations	5.1%		11.5%		(10.7%	)	(7.9%	)

Discontinued operations	-		12.5%		(0.6%	)	(2.8%	)

Net income (loss)	5.1%		24.0%		(11.3%	)	(10.7%	)

Three Months Ended June 28, 2008 Compared to Three Months Ended June 30, 2007

On a consolidated basis for the three-month period ended June 28, 2008, compared to the three-month period ended June 30, 2007, revenue decreased 12.9%, gross profit decreased 28.7% and total SG&A expenses decreased 7.6%.  The Company reported net income from continuing operations of $727,000 in the second quarter of 2008, compared to net income from continuing operations of $1.9 million for the second quarter of 2007.

Quarry Segment Analysis

Revenue in our quarry division for the three-month period ended June 28, 2008 was down 27.6% from the three-month period ended June 30, 2007 primarily as a result of decreased shipments from our Bethel quarry. The Bethel White granite is a building stone and is affected by the construction industry and the timing of contracts. We are off to a slow start this year but we expect several large orders from customers located in China, Russia and the Middle East. We believe overall demand remains strong for Bethel White granite and we have many foreign inspections scheduled for the third quarter.

Gross profit dollars from our quarry division decreased by 40.6% and gross profit as a percentage of revenue decreased to 20.8% for the three-month period ended June 28, 2008 from 25.3% for the three-month period ended June 30, 2007, primarily as a result of the decreased sales of Bethel White.

SG&A expenses decreased 20% due to staffing reductions which were partially offset by higher export costs due to the strength of the Euro and increased travel costs related to trade shows and conventions.

Manufacturing Segment Analysis

Revenue in our manufacturing division for the three-month period ended June 28, 2008 was flat compared to the three-month period ended June 30, 2007.

Gross profit dollars from the manufacturing division decreased 21.8% and gross profit as a percentage of manufacturing revenue decreased by 8.3 percentage points for the three-month period ended June 28, 2008 compared to the three-month period ended June 30, 2007. The decrease in gross profit is primarily the result of lower sales of the higher margin mausoleums and higher sales of the lower margin monuments during the quarters. In the second quarter of 2008, 24.9% of sales were for the higher margin mausoleums compared to 38.3% in the second quarter of 2007.

SG&A costs for the three-month period ended June 28, 2008 for the manufacturing division increased $14,000 or 1.4% compared to the three-month period ended June 30, 2007, primarily due to increased sales salaries.

Consolidated Items

Corporate overhead, consisting of operating costs not directly related to an operating segment, decreased 24.0%, or $280,000, for the three-month period ended June 28, 2008 compared to the three-month period ended June 30, 2007.  These decreases are due to the consolidation of our corporate offices and staff reductions following the sale of the retail division.

Other income, which includes rental income from non-operating properties, in the second quarter of 2008 was comparable to the prior year.

Net interest expense, including $161,000 allocated to discontinued operations in 2007, decreased $324,000, or 48.0%, for the three-month period ended June 28, 2008 compared to the three-month period ended June 30, 2007 reflecting debt repayments in January 2008 from the proceeds of the sale of the retail division and decreased interest rates.

Income tax expense was $223,000 for the three-month period ended June 28, 2008, compared to $205,000 for the same three-month period in 2007. The tax expense reported in both periods was entirely due to our Canadian subsidiary and is larger than 2007 due to increased second quarter earnings at our Canadian subsidiary. During the first quarter of both years we continued to fully reserve against all our U.S. deferred tax assets.

We had no income from discontinued operations in the second quarter of 2008. This compares to income of $2,052,000 in the second quarter of 2007 which is made up of the retail division's operating income of $2,213,000 less $161,000 of interest allocated to discontinued operations.

Six Months Ended June 28, 2008 Compared to Six Months Ended June 30, 2007

On a consolidated basis for the six-month period ended June 28, 2008, compared to the six-month period ended June 30, 2007, revenue decreased 6.9%, gross profit decreased 25.9% and total SG&A expenses decreased 5.4%.  The Company reported a net loss from continuing operations of $2.4 million in the first half of 2008 compared to a net loss from continuing operations of $1.9 million in the first half of 2007.

Quarry Segment Analysis

Revenue in our quarry division for the six-month period ended June 28, 2008 was down 12.4% from the six-month period ended June 30, 2007 primarily as a result of decreased shipments from our Bethel quarry. The Bethel White granite is a building stone and is affected by the construction industry and the timing of orders. We are off to a slow start this year but we expect several large contracts from customers located in China, Russia and the Middle East. We saw improvements in orders for Bethel White in July and we believe overall demand remains high for Bethel White granite. We have many foreign inspections scheduled for the third quarter which should result in higher shipments during the second half of the year.

Gross profit dollars from our quarry division decreased by 20.2% and gross profit as a percentage of revenue decreased to 6.5% for the six-month period ended June 28, 2008 from 7.1% for the six-month period ended June 30, 2007 primarily as a result of the decreased sales of Bethel White.

SG&A expenses decreased 18.1% due to staffing reductions which were partially offset by higher export costs due to the strength of the Euro and increased travel costs related to trade shows and conventions.

Manufacturing Segment Analysis

Revenue in our manufacturing division for the six-month period ended June 28, 2008 was down slightly, 1.9%, from the six-month period ended June 30, 2007.

Gross profit dollars from the manufacturing division decreased 27.1% and gross profit as a percentage of manufacturing revenue decreased by 8.3 percentage points for the six-month period ended June 28, 2008 compared to the six-month period ended June 30, 2007. The decrease in gross profit is primarily the result of a different mix of mausoleums and monuments during the periods. In the first half of 2008, higher margin mausoleums accounted for 21.0% of sales compared to 36.4% in the first half of 2007.

SG&A costs for the six-month period ended June 28, 2008 for the manufacturing division increased $92,000 or 4.7% compared to the six-month period ended June 30, 2007, primarily due to increased sales salaries.

Consolidated Items

Corporate overhead, consisting of operating costs not directly related to an operating segment, decreased 13.7%, or $345,000, for the six-month period ended June 28, 2008 compared to the six-month period ended June 30, 2007 mainly due to the consolidation of the corporate offices and staff reductions.

Other income, which includes rental income from non-operating properties, in the first half of 2008 was slightly higher than the prior year.

Interest expense has been allocated to discontinued operations in the amounts of $23,000 in the first half of 2008 and $311,000 in the first half of 2007. Net interest expense, including amounts allocated to discontinued operations, decreased $564,000, or 43.6%, for the six-month period ended June 28, 2008 compared to the six-month period ended June 30, 2007 reflecting debt repayments in January 2008 from the proceeds of the sale of the retail division, decreased interest rates and the positive cash flow in the second half of 2007 that was used to pay down debt.

Income tax expense was $57,000 for the six-month period ended June 28, 2008, compared to $193,000 for the same six-month period in 2007. The tax expense reported in both periods was entirely due to our Canadian subsidiary and is lower due to decreased first half earnings at our Canadian subsidiary. During the first half of both years we continued to fully reserve against all our U.S. deferred tax assets.

We had a loss of $142,000 from discontinued operations in the first half of 2008 which is made up of $119,000 of operating losses and $23,000 of allocated interest. This compares to a loss of $692,000 in the first half of 2007 which is made up of the retail division's operating loss of $381,000 and $311,000 of allocated interest.

Liquidity and Capital Resources

Historically, we have met our short-term liquidity requirements primarily from cash generated by operating activities and periodic borrowings under the credit facilities described below. Our $50 million credit facility with our Lenders was renewed on October 24, 2007 for a term of five years.

We have historically contributed between $800,000 and $1.0 million per year to the defined benefit pension plan.  The Company is not required to make any contribution in 2008, however we expect to contribute $750,000 to the defined benefit plan in the second half of the year, which, we believe, we will be able to fund either from cash from operations or borrowing under our credit facilities.  See note 9 of the Notes to Unaudited Consolidated Financial Statements.

Our primary need for capital will be to maintain and improve our quarry and manufacturing facilities.  We have approximately $3.0 million planned for capital expenditures in 2008, of which $2.5 million was expensed in the first half of the year. We believe we will be able to fund the remaining capital expenditures either from cash from operations or borrowings under our credit facilities.

In January 2008, we received $7.7 million in net proceeds from the sale of the retail division. We applied $4.5 million of these proceeds to the long-term debt and $3.2 million to the revolving credit facility.

Cash Flows

At June 28, 2008, we had cash and cash equivalents of $832,000 and working capital of $20.1 million, compared to $2.9 million of cash and cash equivalents and working capital deficit of $2.2 million at June 30, 2007. The working capital deficit in 2007 was due to the classification of the entire amount due under our credit facility as a current liability as of June 30, 2007 due to the credit facility's scheduled expiration in October 2007.

Cash Flows from Operations. Net cash provided by operating activities was $247,000 in the six-month period ended June 28, 2008 compared to $1.7 million in the same six-month period of 2007. The decrease in cash flow from operations is due primarily to the decrease in the amount of collections of customer deposits since the retail division was sold, and the decrease in depreciation expense as a portion of the net loss.

Cash Flows from Investing Activities. Cash flows provided by investing activities were $5.0 million in the six-month period ended June 28, 2008. Purchases of property, plant and equipment totaling $2.5 million plus $179,000 to purchase the remaining portion of a customer list from a former competitor were offset by proceeds from the sale of the retail division totaling $7.7 million. Cash used in investing activities in the same period in 2007 was $321,000. Capital spending was $696,000 partially offset by the proceeds from the sale of property, plant and equipment. Cash used in investing activities comes from either borrowings under our credit facilities or from operations.

Cash Flows from Financing Activities. Net cash used in financing activities in the six-month period ended June 28, 2008 was $6.3 million which consisted of repayments on the long-term debt of $4.6 million, net repayments on the revolving line of credit of $1.6 million and increased debt issuance costs of $24,000. This compares to $2.1 million used in financing activities in the corresponding period of 2007, which consisted of net repayments on the line of credit of $752,000 and repayments on the long-term debt of $1.3 million.

Cash Flows from Discontinued Operations. The cash flows from discontinued operations in 2007 are included in the cash flow from continuing operations in the Consolidated Statements of Cash Flows. If stated separately the net cash flow from discontinued operations was an increase of $31,000 made up of $1.7 million provided by operations, $131,000 provided by investing activities and $1.8 million used in financing activities. The absence of cash flows due to discontinued operations is not expected to significantly affect the Company's future liquidity or capital resources.

CIT Credit Facility

We have a credit facility with the CIT Group/Business Credit and Chittenden Trust Company (the "Lenders") that is scheduled to expire in October 2012 and is secured by substantially all assets of the Company located in the United States. The facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable, inventory and certain fixed assets.  Amounts outstanding were $8,201,000 and $14,356,000 as of June 28, 2008 and $12,115,000 and $19,346,000 as of June 30, 2007 on the revolving credit facility and the term loan line of credit, respectively. The credit facility financing agreement places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, make capital expenditures, repurchase stock and make investments or guarantees, without pre-approval by the Lenders.  The financing agreement also contains certain covenants for a Minimum Fixed Charge Coverage Ratio (the "Ratio") and a limit on the Total Liabilities to Net Worth Ratio of the Company.

Minimum Fixed Charge Coverage Ratio. The credit facility requires the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA), to the sum of income taxes paid, capital expenditures, interest and scheduled debt repayments be at least 1.00 for the trailing twelve-month period at the end of each quarter through December 31, 2008 and 1.10 beginning with the first quarter of 2009. The Company was in compliance with the Ratio covenant at June 28, 2008.

Total Liabilities to Net Worth Ratio. The credit facility also requires that the ratio of our total liabilities to net worth (the "Leverage Ratio") not exceed 2. The Leverage Ratio excludes from the calculation the change in tangible net worth directly resulting from the Company's compliance with SFAS No. 158 of $4.3 million. In relevant part, SFAS No. 158 required us to place on our books certain unrecognized and unfunded retirement liabilities as of December 31, 2006.  We were in compliance with the Leverage Ratio at June 28, 2008.

Interest Rates. We have a multi-tiered interest rate structure on our outstanding debt with the Lenders. We can elect the interest rate structure under the credit facility based on the prime rate or LIBOR for both the revolving credit facility and the term loan. The incremental rate above or below prime and above LIBOR is based on our Funded Debt to Net Worth Ratio. Based on this ratio, our rates at June 28, 2008 were 25 basis points higher than the lowest incremental rates currently available to us.

The rates in effect as of June 28, 2008 were as follows:

	Amount	Formula	Effective Rate
Revolving Credit Facility	$3.2 million	Prime	5.00%
Revolving Credit Facility	5.0 million	LIBOR + 2.00%	4.77%
Term Loan	14.4 million	LIBOR +2.25%	5.02%

Canadian Credit Facility

The Company's Canadian subsidiary has a line of credit agreement with the Royal Bank of Canada that is renewable annually. Under the terms of this agreement, a maximum of $4.0 million CDN may be advanced based on eligible accounts receivable, eligible inventory and tangible fixed assets and is renewed in May each year.  The line of credit bears interest at the U.S. prime rate.  There was -0- and $20,000 CDN outstanding as of June 28, 2008 and December 31, 2007, respectively.

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

The Company has financial instruments that are subject to interest rate risk, principally debt obligations under its credit facilities. Historically, the Company has not experienced material gains or losses due to interest rate changes. Based on the June 28, 2008 outstanding borrowings under the credit facility of $22.6 million, the impact of a 1% increase in the interest rates would be approximately $226,000 a year.

The Company is subject to foreign currency exchange rate risk primarily from the operations of its Canadian subsidiary. At June 28, 2008, the Canadian subsidiary had net assets of $10.3 million exposed to changes in the Canadian/U.S. dollar exchange rate.  The impact of the change in the exchange rate in the first six months of 2008 was $175,000 due to a slight decrease in the value of the Canadian dollar as compared to the U.S. dollar.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's CEO and CFO have concluded, as a result of the material weaknesses described below, that the Company's disclosure controls and procedures are not effective in identifying, on a timely basis, material information required to be disclosed in our reports filed or submitted under the Exchange Act. Notwithstanding the existence of the material weaknesses described below, management has concluded that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company's financial position, results of operations and cash flows for the periods and dates presented. In making this determination, management considered the material weakness in our internal control over financial reporting that existed as of June 28, 2008, as more fully described below.

Management Assessment on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Act. Management assessed the effectiveness of the Company's internal control over financial reporting as of June 28, 2008. Based on that assessment, the Company's management, including its CEO and CFO, concluded that the Company's internal controls over financial reporting were not effective because it has not yet been concluded that the material weaknesses in the Company's internal control over financial reporting reported as of December 31, 2007 in the Company's Annual Report on Form 10-K have been remediated.

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

Changes in Internal Control Over Financial Reporting. There have been no significant changes in the Company's internal control over financial reporting identified during the quarter ended June 28, 2008.

Remediation of Material Weaknesses. The Company is in the process of implementing certain measures to remediate the material weaknesses described above as identified in the Company's 2007 Annual Report of Form 10-K. We either have taken or will take the following actions to improve internal control over financial reporting:

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

The Company held its annual meeting of stockholders on June 26, 2008 (the "Annual Meeting"), to elect three Class II directors and to ratify the selection of Grant Thornton LLP as the Company's registered public accounting firm for the 2008 fiscal year.

Pamela G. Sheiffer, Frederick E. Webster Jr. and Donald M. Labonte were elected to serve as Class II directors for a three-year term expiring at the annual meeting of stockholders in 2011 and until their successors are duly elected and qualified. Kurt M. Swenson and Richard C. Kimball continue to serve as Class III directors for a term expiring at the annual meeting of stockholders in 2009 and until their successors are duly elected and qualified.  James L. Fox and Charles M. Waite continue to serve as Class I directors for a term expiring at the annual meeting of stockholders in 2010 and until their successors are duly elected and qualified.

The following table sets forth the number of votes cast for, against or withheld, as well as the number of abstentions, as to the election of each of Pamela G. Sheiffer, Frederick E. Webster Jr. and Donald M. Labonte and the ratification of the selection of Grant Thornton LLP as the Company's registered public accounting firm of the 2008 fiscal year.

	Votes For	Votes Withheld/ Votes Against	Abstentions
Election of
Pamela G. Sheiffer	27,692,318	187,889	-
Frederick E. Webster Jr.	27,684,766	195,441	-
Donald M. Labonte	27,698,391	181,816
Grant Thornton LLP	27,507,608	372,599	-

Item 6.	Exhibits

Number	Exhibits

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

10.1

Amendment No. 3 to Supply Agreement dated June 11, 2008 between the Company and Adams Granite Co. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on June 11, 2008).

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

ROCK OF AGES CORPORATION

Dated: August 12, 2008	By: /s/ Laura A Plude Laura A. Plude Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibits

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

10.1

Amendment No. 3 to Supply Agreement dated June 11, 2008 between the Company and Adams Granite Co. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities Exchange Commission on June 11, 2008).

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

