Form 10-Q
period 2008-11-07
ROCK OF AGES CORP
filed 2008-11-07
CIK 84581

STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

As of November 7, 2008, 4,812,342 shares of Class A Common Stock and 2,603,721 shares of Class B Common Stock of the registrant were outstanding.

ROCK OF AGES CORPORATION

INDEX

Form 10-Q for the Quarterly Period

Ended September 27, 2008

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

PART I: FINANCIAL INFORMATION Item 1: Financial Statements

ROCK OF AGES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands, except par value amounts)

(Unaudited)

	September 27,	December 31,
ASSETS	2008	2007
Current assets:
Cash and cash equivalents	$1,068	$1,961
Trade receivables, net	11,786	11,713
Inventories	22,773	21,680
Prepaid income taxes	174	98
Other current assets	1,516	1,769
Assets of discontinued operation	-	14,266
Total current assets	37,317	51,487
Property, plant and equipment, net	33,047	31,786
Cash surrender value of life insurance	128	186
Identified intangible assets, net	650	383
Goodwill	387	387
Debt issuance costs, net	153	156
Long-term investments	87	242
Other long term assets	120	18
Total assets	$71,889	$84,645
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under line of credit	$9,506	$10,498
Current installments of long-term debt	41	5,191
Trade payables	1,679	1,794
Accrued expenses	2,734	2,303
Salary continuation and other post-employment benefits	569	584
Customer deposits	540	747
Liabilities of discontinued operations	-	6,748
Total current liabilities	15,069	27,865
Long-term debt, excluding current installments	14,644	14,158
Salary continuation liability, net of current portion	5,419	5,531
Accrued pension cost	3,207	3,668
Accrued other post-employment benefits, net of current portion	1,571	1,575
Other long term liabilities	1,503	1,322
Deferred tax liabilities	53	55
Total liabilities	41,466	54,174

Stockholders' equity:
Preferred stock - $.01 par value; 2,500,000 shares authorized; No shares issued or outstanding
Common stock - Class A, $.01 par value; 30,000,000 shares authorized; 4,812,342 and 4,677,467 shares issued and outstanding as of September 27, 2008 and December 31, 2007, respectively	48	47
Common stock - Class B, $.01 par value; 15,000,000 shares authorized; 2,603,721 and 2,738,596 shares issued and outstanding as of September 27, 2008 and December 31, 2007, respectively	26	27
Additional paid-in capital	65,674	65,657
Accumulated deficit	(32,871)	(33,352)
Accumulated other comprehensive loss	(2,454)	(1,908)
Total stockholders' equity	30,423	30,471
Total liabilities and stockholders' equity	$71,889	$84,645

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ROCK OF AGES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Net revenues:
Quarry	$8,537	$7,437	$18,766	$19,109
Manufacturing	8,056	5,920	20,543	18,645

Total net revenues	16,593	13,357	39,309	37,754
Cost of goods sold:
Quarry	5,126	4,731	14,690	15,571
Manufacturing	5,533	3,954	15,045	12,597

Total cost of goods sold	10,659	8,685	29,735	28,168
Gross profit:
Quarry	3,411	2,706	4,076	3,538
Manufacturing	2,523	1,966	5,498	6,048

Total gross profit	5,934	4,672	9,574	9,586
Operating expenses:
Selling, general and administrative expenses:
Quarry	523	739	1,747	2,234
Manufacturing	1,026	1,101	3,059	3,042
Corporate overhead	822	1,229	2,998	3,750
Insurance recovery - quarry asset	-	-	-	(212)
Foreign exchange loss	-	37	-	37

Total operating expenses	2,371	3,106	7,804	8,851

Income from continuing operations before interest, other income and income taxes	3,563	1,566	1,770	735

Other income, net	(56)	(49)	(179)	(138)
Interest expense	337	506	1,046	1,489

Income (loss) from continuing operations before income taxes	3,282	1,109	903	(616)

Income tax expense	223	264	280	457
Income (loss) from continuing operations	3,059	845	623	(1,073)
Income (loss) from discontinued operations	-	696	(142)	4

Net income (loss)	$3,059	$1,541	$481	$(1,069)

Net income (loss) per share - basic and diluted:
Net income (loss) from continuing operations	$0.41	$0.11	$0.08	$(0.15)
Net income (loss) from discontinued operations	-	0.09	(0.02)	-

Net income (loss) per share	$0.41	$0.20	$0.06	$(0.15)
Weighted average number of common shares outstanding - basic and diluted	7,416	7,399	7,416	7,399

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 27,	September 29,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$481	$(1,069)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of assets	(29)	(61)
Insurance recovery - quarry asset	-	(212)
Depreciation, depletion and amortization	1,899	2,797
Stock-based compensation expense	17	2
Change in cash surrender value of life insurance policies	59	-
Changes in operating assets and liabilities:
Restricted cash	-	(35)
Trade receivables, net	(145)	1,383
Inventories	(1,276)	(2,258)
Other assets	(117)	473
Trade payables, accrued expenses and income taxes	158	(730)
Customer deposits	(207)	1,415
Salary continuation and pension liabilities	(586)	(39)
Other liabilities	180	124

Net cash provided by operating activities	434	1,790

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,238)	(1,077)
Proceeds from sale of retail division	7,717	-
Purchase of intangible asset	(179)	-
Proceeds from sale of assets, net	173	177
Insurance recovery - quarry asset	-	212

Net cash provided by (used in) investing activities	4,473	(688)

Cash flows from financing activities:
Net (repayments) borrowings under line of credit	(992)	602
Principal payments on long-term debt	(4,664)	(1,546)
Proceeds from long-term debt	-	90
Debt issuance costs	(24)	-

Net cash used in financing activities	(5,680)	(854)

Effect of exchange rate changes on cash	(120)	687

Net (decrease) increase in cash and cash equivalents	(893)	935

Cash and cash equivalents, beginning of period	1,961	3,345
Cash and cash equivalents, end of period	$1,068	$4,280

Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,098	$2,067
Income taxes	410	386

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(2)  Stock-Based Compensation

The following tables set forth stock option activity for the periods ended September 27, 2008 and September 29, 2007 and information on outstanding and exercisable options at September 27, 2008:

	Nine Months Ended
	September 27, 2008		September 29, 2007
	Number Of Options	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price

Outstanding at beginning of period	196,000	$6.11	271,000	$6.08

Granted	185,000	2.63	25,000	5.93
Exercised	-	-	-	-
Canceled	(57,000)	(6.45)	(65,000)	(5.98)
Outstanding at end of period	324,000	$4.06	231,000	$6.09
Exercisable at end of period	119,000	$5.98	206,000	$6.11
Weighted average remaining contractual life	7.5 years		5.1 years

At September 27, 2008, the closing price of the Company's stock was less than the exercise price of the outstanding options, therefore, there was no aggregate intrinsic value of outstanding options.

(3) Inventories

Inventories consist of the following (in thousands):	September 27,	December 31,
	2008	2007
Raw materials	$16,638	$15,689
Work-in-process	1,543	1,077
Finished goods and supplies	4,592	4,914
	$22,773	$21,680

The finished goods and supplies inventory at September 27, 2008 and December 31, 2007 includes $2,125,000 of retail display inventory that is located at various retail locations and is consigned to PKDM Holdings Inc., the new owners of the Company's former retail division. PKDM will be responsible for purchasing the inventory retained by the Company at its current book value, as it is sold, plus any inventory remaining after the tenth anniversary of the transaction, which was completed in January 2008.

(4) Earnings (Loss) Per Share

Options to purchase 324,000 and 231,000 shares of Class A common stock were outstanding at September 27, 2008 and September 29, 2007, respectively, but were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

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

The quarry segment extracts granite from the ground and sells it to the manufacturing segment and to outside manufacturers, as well as distributors in Europe and China.  There were two quarry customers that represented approximately 33.5% of accounts receivable at September 27, 2008 and 32.8% of accounts receivable at December 31, 2007.  These receivables were backed by irrevocable letters of credit.

The manufacturing segment's principal products are granite memorials and mausoleums used primarily in cemeteries and, to a lesser extent, specialized granite products for industrial applications.

The other segment includes unallocated corporate overhead.

Inter-segment revenues are accounted for as if the sales were to third parties.

The following tables present segment information for the three and nine month periods ended September 27, 2008 and September 29, 2007 (in thousands):

Three-month period:
2008	Quarry	Manufacturing	Corporate Overhead and Other	Total
Total net revenues	$9,331	$8,056	$-	$17,387
Inter-segment net revenues	(794)	-	-	(794)

Net revenues	8,537	8,056	-	16,593

Total gross profit	3,788	2,146	-	5,934
Inter-segment gross profit	(377)	377	-	-

Gross profit	3,411	2,523	-	5,934

Selling, general and administrative expenses	523	1,026	822	2,371

Income (loss) from continuing operations before interest, other income and income taxes	$2,888	$1,497	$(822)	$3,563

2007	Quarry	Manufacturing	Corporate Overhead and Other	Total
Total net revenues	$8,247	$5,920	$-	$14,167
Inter-segment net revenues	(810)	-	-	(810)
Net revenues	7,437	5,920	-	13,357

Total gross profit	3,078	1,641	-	4,719
Inter-segment gross profit	(372)	325	-	(47)
Gross profit	2,706	1,966	-	4,672

Selling, general and administrative expenses	739	1,101	1,229	3,069

Foreign exchange loss	-	-	37	37

Total operating expenses	739	1,101	1,266	3,106
Income (loss) from continuing operations before interest, other income and income taxes	$1,967	$865	$(1,266)	$1,566

Nine-month period:

2008	Quarry	Manufacturing	Corporate Overhead and Other	Total
Total net revenues	$20,854	$20,543	$-	$41,397
Inter-segment net revenues	(2,088)	-	-	(2,088)
Net revenues	18,766	20,543	-	39,309

Total gross profit	4,661	4,913	-	9,574
Inter-segment gross profit	(585)	585	-	-
Gross profit	4,076	5,498	-	9,574

Selling, general and administrative expenses	1,747	3,059	2,998	7,804

Income (loss) from continuing operations before interest, other income and income taxes	$2,329	$2,439	$(2,998)	$1,770

2007	Quarry	Manufacturing	Corporate Overhead and Other	Total
Total net revenues	$21,115	$18,645	$-	$39,760
Inter-segment net revenues	(2,006)	-	-	(2,006)
Net revenues	19,109	18,645	-	37,754

Total gross profit	4,064	5,616	-	9,680
Inter-segment gross profit	(526)	432	-	(94)
Gross profit	3,538	6,048	-	9,586

Selling, general and administrative expenses	2,234	3,042	3,750	9,026

Insurance recovery - quarry asset	(212)	-	-	(212)

Foreign exchange loss	-	-	37	37

Total operating expenses	2,022	3,042	3,787	8,851

Income (loss) from continuing operations before interest, other income and income taxes	$1,516	$3,006	$(3,787)	$735

Net revenue by geographic area, attributed to countries based on where the product is shipped, for the three and nine months ended September 27, 2008 and September 29, 2007 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net revenues:
China	$2,678	$2,567	$5,661	$6,308
Italy	449	133	781	577
Other foreign countries	7	36	213	120
	3,134	2,736	6,655	7,005
United States and Canada	13,459	10,621	32,654	30,749
Total net revenues	$16,593	$13,357	$39,309	$37,754

Net property, plant and equipment by geographic area are as follows (in thousands):

	September 27, 2008	December 31, 2007

United States	$29,579	$28,545
Canada	3,467	3,226
Luxembourg	1	15
	$33,047	$31,786

(6) Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following components (in thousands):

	Foreign Currency Translation	Unfunded Pension Liability	Investment Available for Sale	Accumulated Other Comprehensive Loss
Balance at December 31, 2007	$3,526	$(5,468)	$34	$(1,908)
Changes in 2008	(417)	-	(129)	(546)
Balance at September 27, 2008	$3,109	$(5,468)	$(95)	$(2,454)

Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Net income (loss)	$3,059	$1,541	$481	$(1,069)
Other comprehensive income loss:
Foreign currency translation adjustment	(241)	901	(417)	1,893
Change in unrealized gain (loss) on investment in available for sale securities	(121)	(69)	(129)	(43)

Comprehensive income (loss)	$2,697	$2,373	$(65)	$781

(7) Components of Net Periodic Benefit Cost

Components of net periodic benefit cost are as follows (in thousands):

	Three months ended September 27, 2008 and September 29, 2007:
	NON-UNION PENSION BENEFITS		SALARY CONTINUATION BENEFITS		OTHER POST EMPLOYMENT BENEFITS

	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Service cost	$79	$136	$-	$-	$2	$5
Interest cost	377	352	81	79	27	30
Expected return on plan assets	(420)	(400)	-	-	-	-
Amortization of prior service costs	35	35	14	20	10	25
Amortization of net actuarial loss	26	62	-	-	-	-

Net periodic benefit cost	$97	$185	$95	$99	$39	$60

	Nine months ended September 27, 2008 and September 29, 2007:
	NON-UNION PENSION BENEFITS		SALARY CONTINUATION BENEFITS		OTHER POST- EMPLOYMENT BENEFITS

	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Service cost	$237	$408	$-	$-	$6	$15
Interest cost	1,131	1,056	243	237	81	90
Expected return on plan assets	(1,260)	(1,200)	-	-	-	-
Amortization of prior service costs	105	105	42	60	30	75
Amortization of net actuarial loss	78	186	-	-	-	-

Net periodic benefit cost	$291	$555	$285	$297	$117	$180

The Company contributed $750,000 to the defined benefit pension plan during the third quarter of 2008 for the 2007 plan year.

The fair value of the securities in the Company's employee pension plan has been adversely impacted by market volatility and price declines over the past three months. The declines could have a substantial impact on the funded status of the plan resulting in increased future cash contributions and increased pension expense in 2009 and beyond.

(8) Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements", ("SFAS No. 157"). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 are generally effective for the fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157", ("FSP 157-2") that amended SFAS No. 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope. We are currently evaluating the effect, if any that the adoption of items deferred under FSP 157-2 may have on our financial statements. Items not deferred under FSP 157-2 did not have a material impact upon adoption.

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

In April 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets ("FSP FAS 142-3"), which amends the factors to be considered in renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  FSP FAS 142-3 is effective for interim periods and fiscal years beginning after December 15, 2008.  The Company will adopt FSP FAS 142-3 effective January 1, 2009.  The Company is currently assessing the impact of FSP FAS 142-3 on its financial statements.

(9) Credit Facility

On October 24, 2007 we entered into a credit facility with the CIT Group/Business Credit and Chittenden Trust Company (the "Lenders") that will expire October 24, 2012 and is secured by substantially all assets of the Company located in the United States.  The credit facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to $20.0 million based on eligible accounts receivable, inventory and certain fixed assets. Amounts outstanding were $9,507,000 and $14,356,000 as of September 27, 2008 and $13,819,000 and $19,186,000 as of September 29, 2007 on the revolving credit facility and the term loan line of credit, respectively. Availability under the revolving credit facility was $10,493,000 as of September 27, 2008.  The credit facility financing agreement places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, make capital expenditures, repurchase stock and make investments or guarantees, without pre-approval by the Lenders. The financing agreement also contains certain covenants for a Minimum Fixed Charge Coverage Ratio (the "Ratio") and a limit on the Total Liabilities to Net Worth Ratio of the Company.

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

Minimum Fixed Charge Coverage Ratio.  The facility requires the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA), to the sum of income taxes paid, capital expenditures, interest and scheduled debt repayments be at least 1.00 for the trailing twelve-month period at the end of each quarter through December 31, 2008 and 1.10 beginning with the first quarter of 2009. The Company was in compliance with this covenant at September 27, 2008.

Total Liabilities to Net Worth Ratio.  The credit facility also requires that the ratio of our total liabilities to net worth (the "Leverage Ratio") not exceed 2.0. The Leverage Ratio excludes from the calculation the change in tangible net worth directly resulting from the Company's compliance with SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)", ("SFAS No. 158") of up to $6 million. In relevant part, SFAS No. 158 required us to place on our books certain unrecognized and unfunded retirement liabilities.  As of September 27, 2008, we were in compliance with the Leverage Ratio covenant.

Canadian Credit Facility. The Company's Canadian subsidiary has a line of credit agreement with the Royal Bank of Canada that is renewable annually. Under the terms of this agreement, a maximum of $4.0 million CDN may be advanced based on eligible accounts receivable, eligible inventory and tangible fixed assets and is renewed in May each year.  The line of credit bears interest at the U.S. prime rate.  There was -0- and $20,000 CDN outstanding as of September 27, 2008 and December 31, 2007, respectively.

(10) Income Taxes

The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", ("FIN 48") on January 1, 2007.  The Company recorded no unrecognized tax benefits or liabilities upon adoption or during the quarter ended September 27, 2008.  The Company does not expect to record any unrecognized tax benefits or liabilities during 2008.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2005 or Canadian tax authorities for years before 2002.

Income tax expense in the third quarter and first three quarters of 2008 and 2007 result from earnings at our Canadian subsidiary. Tax benefits are calculated based on the expected annual Canadian tax rate of 31% for 2008 and 32% for 2007.

In 2005, the Company adjusted its valuation allowance to fully reserve for the entire net U.S. deferred tax asset. At each subsequent period, including at the end of the third quarter of 2008, we reached a similar conclusion, therefore we have continued to fully reserve for the entire net U.S. deferred tax asset. We will continue to assess the valuation allowance on a regular basis and may reduce the valuation allowance if and/or when the Company has taxable income from its U.S. operations.

(11) Discontinued Operations

On December 7, 2007, the Board of Directors instructed management to enter into negotiations with PKDM, a company owned by Richard M. Urbach, the President and Chief Operating Officer of the retail division, and James Barnes, the financial manager of the retail division, to sell the retail division. This decision represented a disposal of long-lived assets under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which requires that long-lived assets be classified as held for sale when certain criteria are met. The assets and liabilities of the retail division were classified as held for sale and an impairment charge of $5.9 million was recorded in the fourth quarter of 2007. The Company also determined that the retail division met the definition of a "component of an entity" and accordingly, results of this division were classified as a discontinued operation and prior periods were adjusted to reflect this reclassification. In January 2008, the Company completed the sale for $8,000,000 in cash less closing costs of $283,000.

Operating results from the retail division were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net sales	$-	$8,127	$-	$21,435
Gross profit	-	4,591	-	11,805
Pretax profit (loss)	-	850	(119)	470
Interest allocated	-	154	23	466
Net income (loss)	$-	696	$(142)	$4

(12) Intangible Assets

In the first quarter of 2008 the Company completed the acquisition of the customer list of a former competitor for $375,000 CDN. This was accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" and, accordingly, was capitalized and is being amortized on a straight-line basis over the estimated useful life of five years. Amortization expense of $18,750 CDN was recorded in the third quarter of 2008. Amortization expense will equal $75,000 CDN per year through 2012.

(13) Fair Value Measurements

The Company owns 1,000,000 shares of Family Memorials, Inc., a company that is publicly traded on the Toronto Stock Exchange. At September 27, 2008 the stock traded at $.09 per share resulting in a fair value of $90,000, which falls within the Level 1 fair value hierarchy of SFAS No. 157.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Rock of Ages is an integrated quarrier and manufacturer of granite and products manufactured from granite. During the first nine months of 2008, we had two business segments:  quarry and manufacturing. The quarry division sells granite blocks to the manufacturing division and to outside manufacturers, as well as to customers outside North America. The manufacturing division's principal products are granite memorials and mausoleums used primarily in cemeteries. It also manufactures specialized granite products for industrial applications.

In the third quarter of 2008 revenues in our quarry division increased 15% from the same period last year.  The increase was primarily due to higher sales of granite from our Bethel quarry. In addition, the gross margin for the third quarter of 2008 was four percentage points higher than last year due to production efficiencies from the new diamond wire saw technology and other production changes we implemented in our quarries earlier this year. SG&A expenses decreased 29% due to staffing reductions offset somewhat by higher export costs due to the strength of the Euro and bad debt expense. The quarry operating income was 47% higher than the same period last year.

Revenue in our manufacturing division increased 36% in the third quarter of 2008 compared to the same period last year primarily as a result of sales to our formerly owned retail outlets which had been eliminated as inter-company sales in the prior years and an increase in sales of industrial products. The gross profit dollars increased $557,000 from the prior year but gross margins decreased by two percentage points due mainly to a decrease in higher margin mausoleum sales and higher sales of the lower margin monumental sales. SG&A expenses decreased $75,000 or 7% from the prior year. The manufacturing segment's operating income was 73% higher than in the prior year's third quarter due to the higher sales volume.

On January 17, 2008, we sold our retail division for approximately $8 million. In connection with the sale, we entered into an Authorized Retailer, Supply and License Agreement whereby the purchaser of the retail division, PKDM Holdings, Inc. ("PKDM") was appointed an authorized Rock of Ages® retailer in the existing retail territories formerly serviced by our retail stores. PKDM also agreed to purchase $3.5 million of product under the supply agreement during each year of the five-year term. This purchase commitment can be reduced over the term of the agreement based on the number of retail locations controlled by PKDM. The Company is currently in negotiations with PKDM on the reduction in the annual purchase commitment as a result of sales of locations by PKDM since January 2008. In addition, the Company retained $2,125,000 of inventory located at various retail locations for which PKDM is responsible to purchase at the Company's current book value, as it is sold, plus any inventory remaining after the tenth anniversary of the transaction.

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

	Three Months Ended			Nine Months Ended
	September 27, 2008		September 29, 2007	September 27, 2008	September 29, 2007
Net Revenues:
Quarry	51.4%		55.7%	47.7%	50.6%
Manufacturing	48.6%		44.3%	52.3%	49.4%

Total net revenues	100.0%		100.0%	100.0%	100.0%

Gross Profit:
Quarry	40.0%		36.4%	21.7%	18.5%
Manufacturing	31.3%		33.2%	26.7%	32.4%

Total gross profit	35.8%		35.0%	24.4%	25.3%

Operating expenses:
Selling, general and administrative expenses:
Quarry	6.1%		9.9%	9.3%	11.7%
Manufacturing	12.7%		18.6%	14.9%	16.3%
Corporate overhead	5.0%		9.2%	7.6%	9.9%
Insurance recovery - quarry asset	-		-	-	(0.6%)
Foreign exchange loss	-		0.3%	-	0.0%

Total operating expenses	14.3%		23.3%	19.9%	23.4%

Income from continuing operations before interest, other income and income taxes	21.5%		11.7%	4.5%	1.9%

Other income, net	(0.3%	)	(0.4%)	(0.5%)	(0.4%)
Interest expense	2.0%		3.8%	2.7%	3.9%

Income (loss) from continuing operations before income taxes	19.8%		8.3%	2.3%	(1.6%)

Income tax expense	1.4%		2.0%	0.7%	1.2%

Income (loss) from continuing operations	18.4%		6.3%	1.6%	(2.8%)

Discontinued operations	-		5.2%	(0.4%)	-

Net income (loss)	18.4%		11.5%	1.2%	(2.8%)

Three Months Ended September 27, 2008 Compared to Three Months Ended September 29, 2007

On a consolidated basis for the three-month period ended September 27, 2008, compared to the three-month period ended September 29, 2007, revenue increased 24%, gross profit increased 27% and total SG&A expenses decreased 16%.  The Company reported income from continuing operations of $3.1 million in the third quarter of 2008, compared to income from continuing operations of $845,000 for the third quarter of 2007.

Quarry Segment Analysis

Revenue in our quarry division for the three-month period ended September 27, 2008 was up 15% from the three-month period ended September 29, 2007 primarily as a result of increased shipments from our Bethel White quarry. The sales of Bethel got off to a slow start in the first half of the year but increased in the third quarter and we believe demand will remain strong for the remainder of the year. Demand for our Barre Gray granite, which accounts for approximately one third of the quarry division's net sales, remained comparable to the third quarter of the prior year.

Gross profit dollars from our quarry division increased by $705,000 or 26% and gross profit as a percentage of revenue increased to 40% for the three-month period ended September 27, 2008 from 36% for the three-month period ended September 29, 2007. The increase in our gross profit and the improvement in our gross margin was primarily the result of our investment in new diamond wire saw technology and other production changes implemented in our quarries earlier this year.

SG&A expenses decreased 29% due to staffing reductions which were partially offset by higher export costs due to the strength of the Euro.

Manufacturing Segment Analysis

Revenue in our manufacturing division for the three-month period ended September 27, 2008 increased $2.1 million or 36% compared to the three-month period ended September 29, 2007. The increase in revenue was due to approximately $300,000 in higher sales of industrial products and $1.8 million in higher sales to our authorized dealers, of which $700,000 was to our formerly owned retail locations that had been eliminated as inter-company sales in prior years.

Gross profit dollars from the manufacturing division increased $557,000 or 28% even though gross profit as a percentage of manufacturing revenue decreased by two percentage points for the three-month period ended September 27, 2008 compared to the three-month period ended September 29, 2007. The decrease in the gross profit margin is primarily the result of lower sales of higher margin mausoleums and higher sales of lower margin monuments during the quarter.

SG&A costs for the three-month period ended September 27, 2008 for the manufacturing division decreased $75,000 or 7% compared to the three-month period ended September 29, 2007, primarily due to decreased commissions on mausoleum sales.

Consolidated Items

Corporate overhead, consisting of operating costs not directly related to an operating segment, decreased 33%, or $407,000, for the three-month period ended September 27, 2008 compared to the three-month period ended September 29, 2007.  These decreases are the result of the consolidation of our corporate offices and staff reductions following the sale of the retail division.

Other income, which includes rental income from non-operating properties, in the third quarter of 2008 was comparable to the prior period.

Net interest expense, including $154,000 allocated to discontinued operations in 2007, decreased $323,000, or 49%, for the three-month period ended September 27, 2008 compared to the three-month period ended September 29, 2007 as a result of debt repayments made in January 2008 from the proceeds of the sale of the retail division as well as decreased interest rates.

Income tax expense was $223,000 for the three-month period ended September 27, 2008, compared to $264,000 for the same three-month period in 2007. The tax expense reported in both periods was entirely due to our Canadian subsidiary and is less than 2007 due to decreased third quarter earnings at our Canadian subsidiary. During the third quarter of both years we continued to fully reserve against all our U.S. deferred tax assets.

We had no income from discontinued operations in the third quarter of 2008. For the third quarter of 2007 we had income from discontinued operations of $696,000 which is made up of the retail division's operating income of $850,000 less $154,000 of interest allocated to those discontinued operations.

Nine Months Ended September 27, 2008 Compared to Nine Months Ended September 29, 2007

On a consolidated basis for the nine-month period ended September 27, 2008, compared to the nine-month period ended September 29, 2007, revenue increased $1.6 million or 4%, gross profit decreased slightly, $12,000 or 1% and total SG&A expenses decreased $470,000 or 9%.  The Company reported income from continuing operations of $623,000 in the first nine months of 2008 compared to a loss from continuing operations of $1.1 million in the first nine months of 2007.

Revenue in our quarry division for the nine-month period ended September 27, 2008 was down $343,000 or 2% from the nine-month period ended September 29, 2007 primarily because of lower shipments from our Bethel White quarry during the first half of the year which were not fully offset by the higher Bethel shipments in the third quarter of this year compared to the same period last year. The Bethel White granite is a building stone typically used in the construction industry, which impacts the timing of orders. We expect sales of Bethel White will be strong in the fourth quarter as well.

Despite slightly lower sales overall in the quarry division for the nine months ended September 27, 2008, due to the improvements in the production process implemented earlier this year, gross profit increased $538,000 or 15% and gross profit as a percentage of revenue increased three percentage points to 22% for the nine-month period ended September 27, 2008 compared to 19% for the nine-month period ended September 29, 2007.

SG&A expenses in the quarry division decreased $487,000 or 22% due to staffing reductions which were partially offset by higher export costs due to the strength of the Euro and increased bad debt expense.

Revenue in our manufacturing division for the nine-month period ended September 27, 2008 was up $1.9 million or 10%, from the nine-month period ended September 29, 2007. This is due to sales to our formerly owned retail locations that are now recognized as revenue whereas in 2007 the sales were shown as part of the retail segment and increased sales of industrial products somewhat offset by decreased sales of mausoleums.

Gross profit dollars from the manufacturing division decreased $550,000 or 9% and gross profit as a percentage of manufacturing revenue decreased by five percentage points for the nine-month period ended September 27, 2008 compared to the nine-month period ended September 29, 2007. The decrease in gross profit is primarily the result of lower sales of higher margin mausoleums and higher sales of lower margin monuments during the 2008 period.

SG&A costs for the nine-month period ended September 27, 2008 for the manufacturing division increased slightly, $17,000 compared to the nine-month period ended September 29, 2007, primarily due to increased sales salaries.

Consolidated Items

Corporate overhead, consisting of operating costs not directly related to an operating segment, decreased 20%, or $752,000, for the nine-month period ended September 27, 2008 compared to the nine-month period ended September 29, 2007 due to the consolidation of the corporate offices and staff reductions resulting from the sale of our retail division.

Other income, which includes rental income from non-operating properties, was slightly higher this year than the first nine months of last year.

Interest expense has been allocated to discontinued operations in the amounts of $23,000 in the first nine months of 2008 and $466,000 in the first nine months of 2007. Net interest expense, including amounts allocated to discontinued operations, decreased $885,000, or 45%, for the nine-month period ended September 27, 2008 compared to the nine-month period ended September 29, 2007 reflecting debt repayments in January 2008 from the proceeds of the sale of the retail division, decreased interest rates and the positive cash flow in the second half of 2007 that was used to pay down debt.

Income tax expense was $280,000 for the nine-month period ended September 27, 2008, compared to $457,000 for the same nine-month period in 2007. The tax expense reported in both periods was entirely due to our Canadian subsidiary and is lower due to decreased earnings at our Canadian subsidiary. During the first 9 months of both years we continued to fully reserve against all our U.S. deferred tax assets.

We had a loss of $142,000 from discontinued operations in the first half of 2008 which is made up of $119,000 of operating losses and $23,000 of allocated interest. This compares to income from discontinued operations of $4,000 in the first nine months of 2007 which is made up of the retail division's income of $470,000 and $466,000 of allocated interest.

Liquidity and Capital Resources

Historically, we have met our short-term liquidity requirements primarily from cash generated by operating activities and periodic borrowings under the credit facilities described below. Our $50 million credit facility with our Lenders was renewed on October 24, 2007 for a term of five years.

We have historically contributed between $800,000 and $1.0 million per year to the defined benefit pension plan.  The Company is not required to make any contribution in 2008, however we did contribute $750,000 to the defined benefit plan in the third quarter for the 2007 plan year. The value of the securities in the Company's employee pension plan has been adversely impacted by market volatility and price declines over the past three months. The declines could have a substantial impact on the funded status of the plan resulting in increased future cash contributions and increased pension expense in 2009 and beyond. See note 7 of the Notes to Unaudited Consolidated Financial Statements.

Our primary need for capital will be to maintain and improve our quarry and manufacturing facilities.  We have spent approximately $3.2 million for capital expenditures in the first nine months of 2008. We believe any remaining capital expenditures in the fourth quarter of 2008 will be minimal.

In January 2008, we received $7.7 million in net proceeds from the sale of the retail division. We applied $4.5 million of these proceeds to the long-term debt and $3.2 million to the revolving credit facility.

Cash Flows

At September 27, 2008, we had cash and cash equivalents of $1.1 million and working capital of $22.2 million, compared to $5.3 million of cash and cash equivalents and working capital of $19.1 million at September 29, 2007.

Cash Flows from Operations.  Net cash provided by operating activities was $434,000 in the nine-month period ended September 27, 2008 compared to $1.8 million in the same nine-month period of 2007. The decrease in cash flow from operations is due primarily to the decrease in the amount of customer deposits as a result of the sale of the retail division.

Cash Flows from Investing Activities. Cash flows provided by investing activities were $4.5 million in the nine-month period ended September 27, 2008. Purchases of property, plant and equipment totaling $3.2 million plus $179,000 to purchase the remaining portion of a customer list from a former competitor were offset by proceeds from the sale of the retail division totaling $7.7 million. Cash used in investing activities in the same period in 2007 was $688,000. Capital spending was $1.1 million partially offset by the proceeds from the sale of property, plant and equipment. Cash used in investing activities comes from either borrowings under our credit facilities or from operations.

Cash Flows from Financing Activities.  Net cash used in financing activities in the nine-month period ended September 27, 2008 was $5.7 million which consisted of repayments on the long-term debt of $4.7 million, net repayments on the revolving line of credit of $992,000 and increased debt issuance costs of $24,000. This compares to $854,000 used in financing activities in the corresponding period of 2007, which consisted of net repayments on the long-term debt of $1.5 million partially offset by net borrowings on the revolving line of credit of $602,000.

Cash Flows from Discontinued Operations. The cash flows from discontinued operations in 2007 are included in the cash flow from continuing operations in the Consolidated Statements of Cash Flows. If discontinued operations were stated separately the net cash flow from discontinued operations was an increase of $21,000 made up of $2.9 million provided by operations, $78,000 provided by investing activities and $2.9 million used in financing activities. The absence of cash flows due to discontinued operations is not expected to significantly affect the Company's future liquidity or capital resources.

CIT Credit Facility

We have a credit facility with the CIT Group/Business Credit and Chittenden Trust Company (the "Lenders") that is scheduled to expire in October 2012 and is secured by substantially all assets of the Company located in the United States. The facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to $20.0 million based on eligible accounts receivable, inventory and certain fixed assets.  Amounts outstanding were $9,507,000 and $14,356,000 as of September 27, 2008 and $13,819,000 and $19,186,000 as of September 29, 2007 on the revolving credit facility and the term loan line of credit, respectively. Availability under the revolving credit facility was $10,493,000 as of September 27, 2008. The credit facility financing agreement places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, make capital expenditures, repurchase stock and make investments or guarantees, without pre-approval by the Lenders.  The financing agreement also contains certain covenants for a Minimum Fixed Charge Coverage Ratio (the "Ratio") and a limit on the Total Liabilities to Net Worth Ratio of the Company.

Minimum Fixed Charge Coverage Ratio. The credit facility requires the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA), to the sum of income taxes paid, capital expenditures, interest and scheduled debt repayments be at least 1.00 for the trailing twelve-month period at the end of each quarter through December 31, 2008 and 1.10 beginning with the first quarter of 2009. The Company was in compliance with the Ratio covenant at September 27, 2008.

Total Liabilities to Net Worth Ratio. The credit facility also requires that the ratio of our total liabilities to net worth (the "Leverage Ratio") not exceed 2. The Leverage Ratio excludes from the calculation the change in tangible net worth directly resulting from the Company's compliance with SFAS No. 158 of up to $6 million. In relevant part, SFAS No. 158 required us to place on our books certain unrecognized and unfunded retirement liabilities as of December 31, 2006.  We were in compliance with the Leverage Ratio at September 27, 2008.

Interest Rates. We have a multi-tiered interest rate structure on our outstanding debt with the Lenders. We can elect the interest rate structure under the credit facility based on the prime rate or LIBOR for both the revolving credit facility and the term loan. The incremental rate above or below prime and above LIBOR is based on our Funded Debt to Net Worth Ratio. Based on this ratio, our rates at September 27, 2008 were 25 basis points higher than the lowest incremental rates currently available to us.

The rates in effect as of September 27, 2008 were as follows:

	Amount	Formula	Effective Rate
Revolving Credit Facility	$4.5 million	Prime	5.00%
Revolving Credit Facility	5.0 million	LIBOR + 2.00%	4.80%
Term Loan	14.4 million	LIBOR +2.25%	5.05%

Canadian Credit Facility

The Company's Canadian subsidiary has a line of credit agreement with the Royal Bank of Canada that is renewable annually. Under the terms of this agreement, a maximum of $4.0 million CDN may be advanced based on eligible accounts receivable, eligible inventory and tangible fixed assets and is renewed in May each year.  The line of credit bears interest at the U.S. prime rate.  There was -0- and $20,000 CDN outstanding as of September 27, 2008 and December 31, 2007, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has financial instruments that are subject to interest rate risk, principally debt obligations under its credit facilities. Historically, the Company has not experienced material gains or losses due to interest rate changes. Based on the September 27, 2008 outstanding borrowings under the credit facility of $23.9 million, the impact of a 1% increase in the interest rates would be approximately $239,000 a year.

The Company is subject to foreign currency exchange rate risk primarily from the operations of its Canadian subsidiary. At September 27, 2008, the Canadian subsidiary had net assets of $10.6 million exposed to changes in the Canadian/U.S. dollar exchange rate.  The impact of the change in the exchange rate in the first nine months of 2008 was $416,000 due to a 3.8% decrease in the value of the Canadian dollar as compared to the U.S. dollar.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's CEO and CFO have concluded, as a result of the material weaknesses described below, that the Company's disclosure controls and procedures are not effective in identifying, on a timely basis, material information required to be disclosed in our reports filed or submitted under the Exchange Act. Notwithstanding the existence of the material weaknesses described below, management has concluded that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company's financial position, results of operations and cash flows for the periods and dates presented. In making this determination, management considered the material weakness in our internal control over financial reporting that existed as of September 27, 2008, as more fully described below.

Management Assessment on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Act. Management assessed the effectiveness of the Company's internal control over financial reporting as of September 27, 2008. Based on that assessment, the Company's management, including its CEO and CFO, concluded that the Company's internal controls over financial reporting were not effective because it has not yet been concluded that the material weaknesses in the Company's internal control over financial reporting reported as of December 31, 2007 in the Company's Annual Report on Form 10-K have been remediated.

As of December 31, 2007, management concluded that the Company's internal control over financial reporting is ineffective because of material weaknesses in the following areas:

- Financial reporting process
- Inadequate segregation of duties at Rock of Ages Canada
- Insufficient monitoring and accounting for an account affected by a significant estimate

A "material weakness" is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control Over Financial Reporting. There have been no significant changes in the Company's internal control over financial reporting identified during the quarter ended September 27, 2008.

Remediation of Material Weaknesses. The Company is in the process of implementing certain measures to remediate the material weaknesses described above as identified in the Company's 2007 Annual Report of Form 10-K. We either have taken or will take the following actions to improve internal control over financial reporting:

- With the sale of the retail division in 2008, we believe our remaining financial operations can be fully consolidated into our existing financial software program which will reduce the use of manual spreadsheets and,  the burden on current employees responsible for financial reporting. Management has implemented procedures throughout 2008 to address this finding and is in the process of evaluating the effectiveness of these steps to test that these findings have been fully remediated.

- We have implemented some and will continue to consider additional monitoring procedures by corporate level accounting and finance personnel in our Barre, Vermont office to mitigate the segregation of duties weakness identified at Rock of Ages Canada. Management has implemented procedures throughout 2008 to address this finding and is in the process of evaluating the effectiveness of these steps to test that these findings have been fully remediated.

- With the sale of our retail operations in January 2008 and the consolidation of our two Barre office locations in March 2008, we will continue to evaluate the structure of the existing accounting and finance group to determine whether additional personnel are needed or increased training on SEC reporting and US GAAP matters for employees responsible for financial reporting is required to ensure the completeness and accuracy of the Company's financial statements. This is an on-going process, the adequacy of which will continue to be evaluated throughout the remainder of the year.

We will report on our progress in implementing these remediation actions in our Form 10K for the year ended December 31, 2008 to be filed in March 2009.

Part II. Other Information

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

3.2

Amended and Restated By-Laws of the Registrant (as amended through November 16, 2007) (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K with the Securities and Exchange Commission on November 16, 2007).

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

10.2

Employment Agreement of Donald Labonte dated as of August 26, 2008 by and between Donald Labonte and Rock of Ages Corporation (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2008).

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

ROCK OF AGES CORPORATION

Dated: November 7, 2008	By: /s/ Laura A. Plude Laura A. Plude Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibits

3.1

Amended and Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997.

3.2

Amended and Restated By-Laws of the Registrant (as amended through November 16, 2007) (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K with the Securities and Exchange Commission on November 16, 2007.)

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

10.2

Employment Agreement of Donald Labonte dated as of August 26, 2008 by and between Donald Labonte and Rock of Ages Corporation (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2008).

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

