Form 10-K
ROCK OF AGES CORP
filed 2009-03-31
CIK 84581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file Number: 000-29464

ROCK OF AGES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	030153200 (I.R.S. Employer Identification No.)

560 GRANITEVILLE ROAD, GRANITEVILLE, VERMONT 05654 (Address of principal executive offices and zip code)

(802) 476-3121 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

CLASS A COMMON STOCK, PAR VALUE $0.01
 (Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer", a "non-accelerated filer" or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of June 30, 2008, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $16,398,062. As of March 20, 2009, there were outstanding 4,677,467 shares of Class A Common Stock and 2,738,596 shares of Class B Common Stock.

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

3

PART I

ITEM 1.	BUSINESS

GENERAL

Rock of Ages is a Delaware corporation founded in 1885 and is an integrated granite quarrier and manufacturer whose principal product is granite memorials used primarily in cemeteries. We own and operate nine active quarry properties and five manufacturing and sawing facilities in North America, principally in Vermont and the Province of Quebec. We sell memorials wholesale to approximately 115 independent authorized Rock of Ages retailers in the United States as well as approximately 116 independent retailers in Canada. We market and sell our memorials at various price points: Square Seal, Round Seal and Signature. Our memorials are offered in granites of various colors and are covered by a full perpetual or a limited perpetual warranty, depending on the particular granite and brand. We believe the Rock of Ages trademark is one of the oldest and best-known brand names in the granite memorialization industry, and we actively promote our brand name and place a seal bearing the brand name on each branded memorial. The Company also sells unbranded memorials.

Rock of Ages, Signature, Sealmark, American Black, Barre Gray, Bethel White, Salisbury Pink, Gardenia White, Laurentian Pink and Galactic Blue are trade names or trademarks of the Company. We rely on both registered and common-law trademarks in the United States and in other countries to protect the goodwill associated with these brands.

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

However, with the continuing prospect of low growth in the retail division, and the still significant management infrastructure costs associated with our retail operations, beginning in early 2007 our Board of Directors, assisted by our financial advisors, began to explore available strategic alternatives with respect to the retail division, including, but not limited to, the possible sale of our retail operations.  After engaging in an extended and robust process, the Board determined that it was in the best interests of the Company and its stockholders to exit the retail business, simplify and reduce the cost of the existing management infrastructure, and focus on our core quarrying and manufacturing business, including our wholesale memorial distribution system.

In December 2007, the Board authorized the sale of the retail division to PKDM Holdings, Inc. ("PKDM"), a company owned by Richard M. Urbach, the President and Chief Operating Officer of the retail division, and James Barnes, the financial manager of the retail division, for approximately $8 million.  The sale was completed on January 17, 2008.  In connection with the sale of the retail division, we entered into an Authorized Retailer, Supply and License Agreement whereby PKDM was appointed an authorized Rock of Ages® retailer in the existing retail territories formerly serviced by our retail stores.   PKDM also agreed to purchase $3.5 million of product under the supply agreement during each year of the five-year term, subject to reduction in the event of the sale or closure of the retail locations covered by the supply agreement.  Effective January 16, 2009, the supply agreement was amended to adjust the minimum purchase requirement due to the sale of some of the retail locations by PKDM. The minimum purchase for 2008 was reduced to $1.7 million and the minimum purchase for 2009 and the remaining years of the term was reduced to $1.2 million. In addition, the Company retained $2,125,000 of inventory located at various retail locations and PKDM is responsible for purchasing the inventory, at its current book value, as it is sold, plus any inventory remaining after the tenth anniversary of the transaction. The balance of consigned inventory with PKDM at December 31, 2008 was $2,075,000. Our retail operations were classified as discontinued operations as of December 31, 2007, and we recorded a write down in the carrying value of the retail division of approximately $5.9 million as of that date.

VIKA Ltd. ("VIKA"), a quarry company in which we have held a 1/3 equity interest since 2002, experienced continuing operational difficulties leading to reductions in both the production and sale of Galactic Blue granite blocks. At the end of the fourth quarter of 2007 the Company decided that it would no longer advance any additional funds to VIKA and concluded its advances to VIKA should be fully reserved and determined that its investment in VIKA of $386,000 had experienced an impairment in value that was other than temporary. Accordingly, a charge of $1,361,000 was recognized in the fourth quarter of 2007.

During 2008, we had operations in two business segments: Quarry and Manufacturing. Included within the business segments are operations that are conducted through unincorporated divisions of Rock of Ages and other operations

4

 that are conducted by separately incorporated subsidiaries. Financial information by business segment and geographic area is incorporated herein by reference to note 14 of the Notes to Consolidated Financial Statements included in this report. In addition, information regarding the revenues of each business segment is incorporated herein by reference to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Risks attendant to foreign operations are also incorporated herein by reference to "Risk Factors that May Affect Future Results" in Item 1A. Additional information regarding each business segment and Rock of Ages in general is set forth herein.

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

  Enhancing quarry and manufacturing productivity.  We seek to substantially reduce our costs of quarrying and manufacturing and enhance our productivity through investments in equipment and technology and maintaining a flexible workforce.

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

  Reducing unallocated corporate overhead and corporate infrastructure. We consolidated our corporate headquarters in the manufacturing plant's existing administrative offices and decreased staff in conjunction with this move and the sale of the retail division. We continue to seek ways to streamline our operations and cut overhead costs.

PRODUCTS
Our principal products may be classified into two general product lines: granite quarry products (with limited value added manufacturing performed) and manufactured granite products, primarily granite memorials. The principal raw material for both granite product lines is natural granite as it comes from the ground, with the primary difference between the product lines being the extent of the processing or manufacturing of the granite. For each of the last two years, 2008 and 2007, revenues derived from the sale of granite quarry products have accounted for 51% and 53%, respectively, of consolidated revenues; and revenues derived from the sale of manufactured granite products at wholesale have accounted for 49% and 47%, respectively, of consolidated revenues.

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

Granite differs from deposit to deposit by color, grade and/or quality. We quarry and sell blocks of (i) Barre Gray granite from our Barre, Vermont quarries and gray granite from our Stanstead, Quebec quarry, (ii) black granite from our American
5

Black quarry in Pennsylvania, (iii) pink granites from our Laurentian Pink quarry in Quebec and our Salisbury Pink quarry in North Carolina, and (iv) white granites from our Bethel White quarry in Vermont and our Gardenia White quarry in North Carolina. We also sell black granite with prominent blue feldspar from the Galactic Blue quarry in the Ukraine under an exclusive world-wide sales agreement.

We sell granite blocks for memorial, building and other uses. While each of our quarries sells granite for memorial use and for building use, the output of the Bethel White quarry, the Gardenia White quarry, the Salisbury Pink quarry and the Galactic Blue quarry are primarily sold and used for building granite use (such as building cladding, tiles, pavers, steps, countertops and other building products) outside North America. The output of the other quarries is primarily for memorial use in North America.

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

Manufactured Products

The principal manufactured product of Rock of Ages is granite memorials, which are sold to retailers of granite memorials and substantially all of which are placed in cemeteries in remembrance of the life of a person. Our memorials encompass a wide range of granites, including granite blocks purchased from others, as well as a wide array of sizes, styles and shapes ranging from small, inexpensive markers set flush to the ground, to very elaborate and expensive personal mausoleums available at various price ranges. The broad classifications of granite memorials used by the industry are generally markers, hickeys, slants, standard uprights, estate uprights, pre-assembled mausoleums and conventional mausoleums. We also sell public and civic memorials not placed in cemeteries, both on a wholesale basis and directly to the customer. From time to time, memorial retailers or others order granite products such as benches, steps and other products that may or may not be for cemetery use, but are classified as memorial sales.

Rock of Ages is widely recognized for the personalized granite memorials it produces and the very large memorials it can produce. We have made many large private and public memorials, including a full size granite replica of a Mercedes-Benz automobile and the massive Atlantic and Pacific arches of the World War II memorial in Washington DC.

Our granite memorials are sold to retailers by our memorial sales force that regularly speaks with customers by phone and makes personal visits to customers. Our mausoleums and special features group sells both to retailers and direct to the customer. We provide various point of sale materials to independent authorized Rock of Ages retailers, we advertise in trade publications and attend trade shows in the United States and Canada.

Rock of Ages also manufactures certain precision granite products which are made at our Barre, Vermont plant. These products include surface plates, machine bases, bases for coordinate measuring devices, press rolls and other products manufactured to exacting dimensions. These products are sold to the manufacturers of precision measuring devices or end users. A precision products sales force that phones or visits customers, sells these products. We also advertise our precision products in various trade publications, provide printed sales materials to prospective customers and attend industry conventions.

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

MANUFACTURING AND RAW MATERIALS
Rock of Ages quarries and manufactures granite in the United States and Canada at the locations indicated in Item 2 "Properties." We also outsource the manufacturing of certain memorial products pursuant to supply agreements with other manufacturers. There were no plants acquired in 2008. We moved our saw plant operations in Barre, Vermont by closing and putting up for sale our old saw plant and moving the equipment into a new addition to our manufacturing plant. The
6

cost for the new saw plant facility with equipment was $1.4 million and became operational in the fourth quarter of 2008. We believe our manufacturing and quarrying capacity, together with our manufacturing outsourcing arrangements, are generally sufficient to meet anticipated production requirements for the foreseeable future.

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

We had manufacturing backlogs of $7.1 million and $9.5 million as of December 31, 2008 and 2007, respectively. These backlogs occurred in the normal course of business. We do not have a material backlog in our quarrying operations. Of the backlog orders as of December 31, 2008, we expect 100% to be filled during the 2009 fiscal year.

We do not normally maintain a significant inventory of finished manufactured products in anticipation of future orders in our manufacturing operations. In connection with the sale of our retail operations to PKDM on January 17, 2008, we retained finished memorial inventory which is located at the various retail locations sold to PKDM and at December 31, 2008 has an aggregate book value of approximately $2.1 million. This inventory has been consigned to PKDM for sale to customers. Any finished inventory not sold by PKDM within 10 years of the closing date will be purchased by PKDM at book value. Approximately 75% of our manufactured product orders are delivered within two to twelve weeks of the order date, as is customary in the granite memorial industry. The delivery time depends on the size and complexity of the memorial. Our quarry operations have inventories of granite blocks.

RESEARCH AND DEVELOPMENT
We do not have a research and development department for any of our products. From time to time, we conduct market research, as well as research on new product designs and on equipment to improve the Company's technology. These activities are not separately accounted for as research, and we had no expenditures classified for financial reporting purposes as research in 2008 or 2007.

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
7

EMPLOYEES
We had approximately 268 employees as of December 31, 2008. We had approximately 557 employees as of December 31, 2007 and 334 employees on January 18, 2008 after the sale of our retail operations.

The collective bargaining agreements with the Granite Cutters Association and the United Steelworkers of America, respectively, which together represent approximately 107 employees in our Vermont manufacturing and quarrying operations, expire on April 24, 2009. We expect to commence negotiations with union representatives shortly. See Item 1A - Risk Factors That May Affect Future Results. We also have collective bargaining agreements with two unions representing approximately 55 employees in our Canadian operations. These agreements expire on October 31, 2009 and January 31, 2010.

We believe our relations with our employees are generally good, and recognize that our employees are among our most important assets.

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
Our independent registered public accounting firm must audit and report on our internal controls over financial reporting as of December 31, 2009 and subsequent fiscal year end dates, respectively, and such report must be included in our Annual Report on Form 10-K for the year ending December 31, 2009, and in subsequent Annual Reports on Form 10-K for subsequent years, respectively. In 2007 we disclosed material weaknesses in our internal control over financial reporting in Item 9A(T) - Controls and Procedures of the Annual Report on Form 10-K. In 2008 we remediated the weaknesses and accordingly reported no material weaknesses in our internal control over financial reporting as of December 31, 2008. However, we cannot assure you that we or our independent registered public accounting firm will continue to be able to report that our internal control over financial reporting are effective as of December 31, 2009 and subsequent fiscal year end dates, respectively. In this event, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the market value of our Class A Common Stock.
8

Moreover, even though we believe we have corrected the material weaknesses reported in 2007, our internal controls may not prevent all potential errors, because any system of controls and procedures, regardless of its design, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be achieved. There are inherent limitations to the effectiveness of any system of controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Our credit facility with CIT includes restrictions on our business operations that we must comply with, and financial tests that we must meet in order to continue to borrow under the facility to support our operations.

The terms of our credit facility with CIT restrict our ability to, among other things, consummate asset sales, participate in mergers, incur additional debt, pay dividends, repurchase stock or make investments or guarantees without the prior consent of CIT. The terms also contain covenants that require us to meet financial tests, including a minimum Fixed Charge Coverage Ratio and a maximum Total Liabilities to Net Worth Ratio, in order to continue to borrow under the facility and avoid a default that might lead to an early termination of the facility. The restrictions in our credit facility may prevent us from taking actions that we believe would be in the best interest of the Company and its shareholders and make it difficult to execute our business strategy successfully.  The terms of this credit facility, including these covenants, are generally described in Item 7 of this report under the caption "Liquidity and Capital Resources - Credit Facility."

As described under such caption, we were in violation of our credit facility because we sustained a net loss during 2008, and we failed to meet the Fixed Charge Coverage Ratio covenant for the four fiscal quarters ending December 31, 2008.  These violations were primarily as a result of two non-cash charges taken during the fourth quarter of 2008.  First, we took a $3,930,000 charge for the write-down of second grade block inventory at three of our export quarries, and second, we took a $1,348,000 charge for the write-down of our former headquarters building in Barre, Vermont, which was taken out of service when we consolidated our offices in Barre.  We received a waiver from our lenders allowing us to be in compliance with our credit facility and our lenders agreed to allow us, in calculating the Fixed Charge Coverage Ratio, to add back the non-cash write-downs taken with respect to the second grade inventory and the vacated building for the first three quarters of 2009.  After the third quarter of 2009, we expect to be in compliance with all existing covenants through the remaining term of the credit facility. However, we cannot provide assurances that we will be able to maintain compliance with the covenants in our credit facility,  Moreover, if we fail to maintain compliance  with such covenants we cannot provide assurances that we will continue to receive waivers of any non-compliance.  If we are unable to comply with the financial or other covenants of our credit facility, and we could not obtain waivers of such non-compliance, we will likely be unable to borrow additional amounts under the facility and amounts owed under the facility could be accelerated and become due and payable immediately, which would materially impact our liquidity and financial conditions and could require us to cease operations or seek protection under state or federal insolvency or bankruptcy laws.

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

The pension funding requirements may adversely affect our cash flow.
Compliance with pension funding requirements could adversely affect our cash flow. We have a qualified defined benefit pension plan which covers eligible employees as of March 31, 2009. On January 5, 2009, the Company's Board of Directors approved actions to proceed with amendments to its defined benefit pension plan by freezing membership and future benefits in the plan. This action is effective as of March 31, 2009. At December 31, 2008, this plan is underfunded, which means that promised pension benefits could potentially exceed the funds available. In August 2006, the Pension
9

Protection Act (the "Act") was signed into law in the U.S. Among other things, the Act is aimed at strengthening pension plans by requiring most pension plans to become fully funded over a seven-year period.  The new law allows employers to deduct the cost of making additional contributions to fund the pension, provides strict funding guidelines, and imposes a 10% excise tax on companies that fail to correct their funding deficiencies. The recent significant worldwide decline in equity prices and in the value of other financial investments has significantly increased our pension liabilities. Without an increase in the value of the plan assets we could be required to fund the plan with significant amounts of cash.  Additionally, if we are unable to meet the funding targets imposed by the Act, we may incur significant penalties.  See Item 7 of this report, Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

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

Declining general economic, business, or industry conditions may cause reduced revenues and profitability.
Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated a global recession. If the economic climate in the U.S. or abroad does not improve from its current condition or continues to deteriorate, our customers or potential customers could reduce or delay their purchases of our products, which would adversely impact both our quarrying and manufacturing business segments.

Our international operations may expose us to a number of risks related to conducting business in foreign countries.
We derived approximately 38% of total revenues in fiscal 2008 from sales to customers outside the United States, including approximately 17% from sales in Canada by our Canadian subsidiary. Foreign sales are subject to numerous risks, including currency conversion risks, limitations (including taxes) on the repatriation of earnings, slower and more difficult accounts receivable collection and greater complication and expense in complying with foreign laws. Our sales of granite blocks to foreign countries are primarily for building use and are subject to various cyclical factors in foreign countries, foreign exchange rate fluctuations, policies of foreign governments and numerous other factors over which we have no control.

In 2005, our sales of granite blocks into China declined significantly as a result of economic conditions in China. While we saw significant signs of recovery in our Chinese markets in 2007 and 2008 and we have taken and are continuing to take steps to develop sales to customers in other countries, we cannot assure you that sales of granite blocks to our Chinese and other Asian customers will recover and remain at historic levels.

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

In addition, the financial viability of VIKA is uncertain. Since our initial investment in VIKA in 2002, the Galactic Blue quarry has failed to produce commercially significant quantities of saleable stone. We are a minority investor in VIKA, and we do not directly or indirectly operate the quarry. Therefore, we are heavily dependent on the efforts of our Ukraine partners, which hold the majority interest in VIKA, to improve quarry production. If VIKA is unable to produce and profitably sell commercially significant quantities of saleable stone in the near future, the financial viability of VIKA would be threatened and we may be unable to recover our investment in VIKA. Management concluded, with the approval of the audit committee of our Board of Directors that our investment in VIKA was impaired as of December 31,
10

2007, and we recorded an impairment charge related to our VIKA assets of approximately $1,361,000. In 2008 there was very little change in the financial viability of VIKA. They continue to quarry very small amounts and we continue to sell all that is quarried.

Employee strikes and other labor-related disruptions may adversely affect our operations.

Our business is labor intensive, and our workforce includes, among other employees, highly skilled quarrying and manufacturing personnel such as stone cutters, sand blasters, sculptors and other skilled artisans. Approximately 60% of our workforce is unionized. Strikes or labor disputes with our unionized employees may adversely affect our ability to conduct our business.

Our collective bargaining agreements with the Granite Cutters Association and the United Steelworkers of America, which together represent approximately 107 employees in our Vermont manufacturing and quarrying operations, expire on April 24, 2009. We expect to commence negotiations with union representatives shortly. If we are unable to reach agreement with any of our unionized work groups in future negotiations regarding the terms of their collective bargaining agreements, or if additional segments of our workforce become unionized, we could be subject to work interruptions or stoppages in 2009 which could adversely affect our operations and our business.

If we lose key personnel, or are unable to attract and retain additional qualified personnel, our business could suffer.
Our operations and the implementation of our strategies to enhance overall Company profitability are management intensive. We are substantially dependent upon the abilities and continued efforts of our senior management. Our business is also dependent on our ability to continue to attract and retain a highly skilled quarry and manufacturing workforce, including stone cutters, sand blasters, sculptors and other skilled artisans. The loss of the services of our senior management or other highly skilled personnel could adversely affect our business and operating results.

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

There is an increasing trend toward cremation in the United States. The latest statistics from the Cremation Association of North America, or CANA, indicate cremation was used in approximately 33% of the deaths in the United States in 2006, compared to approximately 29% in 2003. To the extent increases in cremation rates result in decreases in memorialization rates, this decrease will result in a decline in our memorial sales, which will adversely affect our business and results of operations.

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

Kurt M. Swenson and his brother, Kevin C. Swenson, collectively have 66% of the total voting power of all outstanding shares of our common stock, and will therefore be in a position to control the outcome of most corporate actions requiring stockholder approval, including the election of directors and the approval of transactions involving a change in control of the Company.

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

Our Financing Requirements May Increase and We Could Have Limited Access to Capital Markets.

The United States and worldwide capital and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. In addition, declining capital ratios of many lending institutions and the very weak commercial paper market have adversely impacted various lending institutions including our long-term lender CIT, which may adversely impact our ability to borrow under our existing lines of credit. While we believe that our current resources and access to capital markets are adequate to support operations over the near term and foreseeable future, we cannot assure you that these circumstances will remain unchanged. Our need for capital is dependent on operating results and may be greater than expected. Our ability to maintain our current sources of debt financing depends on our ability to remain in compliance with covenants contained in our financing agreements, including, among other requirements, maintaining a minimum total net worth and minimum cash flow and debt coverage ratios. If changes in capital markets restrict the availability of funds or increase the cost of funds, we may be required to modify, delay or abandon some of our planned expenditures, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS - Not applicable.

ITEM 2.	PROPERTIES

Rock of Ages owns the following quarry and manufacturing properties:

PROPERTY	FUNCTION

VERMONT
Barre
Quarry Properties
E. L. Smith Quarry	Quarrying of dimensional Barre Gray granite blocks
Adam-Pirie Quarry	Quarrying of dimensional Barre Gray granite blocks

Manufacturing Properties
Rock of Ages Manufacturing Plant	Manufacturing of memorials and precision products
Press Roll and Saw Plant	Manufacturing of granite press rolls and slabbing of granite blocks
Bethel
Quarry Property
Bethel Quarry	Quarrying of dimensional Bethel White granite blocks

CANADA
Stanstead, Quebec
Quarry Property
Stanstead Quarry	Quarrying of dimensional Stanstead Gray granite blocks
Manufacturing Properties
Rock of Ages Manufacturing Plant	Manufacturing of memorials
Adru Manufacturing Plant	Manufacturing of memorials

Guenette, Quebec
Quarry Property
Laurentian Quarry	Quarrying of dimensional Laurentian Pink granite blocks

PENNSYLVANIA
St. Peters
Quarry Property
American Black Quarry	Quarrying of dimensional American Black granite blocks
Manufacturing Property
Saw Plant	Slabbing of granite blocks

NORTH CAROLINA
Salisbury
Quarry Property
Salisbury Pink Quarry	Quarrying of dimensional Salisbury Pink granite blocks
Rockwell
Quarry Properties
Gardenia White Quarry	Quarrying of dimensional Gardenia White granite blocks

In addition, until January 17, 2008 Rock of Ages owned or operated approximately 80 retail sales outlets and 4 associated sand blasting facilities in the states of Iowa, Illinois, Indiana, Minnesota, Connecticut, Massachusetts, Rhode Island, Nebraska, Pennsylvania, Ohio, South Dakota, Kentucky, Tennessee, Vermont, West Virginia and Wisconsin. In certain cases, we leased, under customary lease arrangements, the land or other real estate associated with these outlets and facilities. On January 17, 2008, we sold all of our retail operations to PKDM Holdings, Inc. and exited the retail business entirely.

The following table sets forth certain information relating to our principal quarry properties. Each of the quarries listed below: (i) is an open-pit quarry; (ii) contains granite suitable for extraction as dimension granite for memorial or other use; (iii) is serviced by electricity provided by local utility companies; and (iv) has adequate and modern extraction and other equipment. We presently have no exploration plans. We own each of the quarries listed below. In the Rockwell quarry, we own part of the land comprising the quarry and we also lease an additional 14 acres on which we conduct quarry operations with 7 years remaining on the lease. We also own the Laurentian Pink quarry in Guenette, Quebec, which produces dark pink memorial grade granite. As described in Item 1 of this report, we also own a 1/3 interest in VIKA, Ltd., which owns the Galactic Blue quarry in Zhytomyr, Ukraine. However, while we consult from time to time on the development of the quarry, we do not directly or indirectly operate the quarry. The Galactic Blue quarry is currently under development and currently produces granite in small commercial quantities. We do not expect the quarry to achieve significant commercial production quantities in 2009. We do not consider the Laurentian Pink or Galactic Blue properties to be currently significant or material to our business.

QUARRY	APPROXIMATE DATE OF COMMENCEMENT OF OPERATIONS	PRIOR OWNER (DATE ACQUIRED)	MEANS OF ACCESS	ORIGINAL COST OF EACH PROPERTY	ESTIMATED NET SALEABLE RECOVERABLE RESERVES (1) (CUBIC FEET)	ESTIMATED NET SALEABLE RECOVERABLE RESERVES YEARS (2)

E.L. Smith	1880	E.L. Smith Quarry Co. (1948)	Paved road	$7,562,676	2,459,534,000	4,916

Adam-Pirie	1880	J.K. Pirie Quarry (1955)	Paved road	$4,211,363	984,886,000	6,557

Bethel	1900	Woodbury Granite Company, Inc. (1957)	Dirt road	$ 174,024	76,529,000	271

Stanstead	1920	Brodies Limited and Stanstead Granite Company (1960)	Paved road	$ 505,453	32,563,000	155

American Black	1973	Pennsylvania Granite Inc. (1997)	Paved road	$2,900,000	14,615,000	137

Salisbury	1918	Pennsylvania Granite Inc. (1997)	Paved road	$3,886,592	19,344,000	100

Gardenia White*	1995	J. Greg Faith Thomas E. Ebans, Sr. David S. Hooker William L. Comolli (1998)	Dirt road	$4,633,000	2,602,000	16

Rockwell White*	1993	Rockwell Granite Company (2005)	Dirt road	$1,930,000	5,950,000	78

* The Gardenia White and Rockwell White quarries are side by side, produce the same type of granite and are being joined together. For operating purposes we report all granite extracted and sold from the properties as Gardenia White.

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

	2008
	HIGH	LOW

First Quarter...............................................................................................................................	$5.45	$3.98
Second Quarter.........................................................................................................................	4.33	3.27
Third Quarter..............................................................................................................................	3.36	1.85
Fourth Quarter............................................................................................................................	3.39	1.29

	2007
	HIGH	LOW

First Quarter...............................................................................................................................	$5.70	$4.05
Second Quarter.........................................................................................................................	5.23	4.50
Third Quarter..............................................................................................................................	8.00	4.95
Fourth Quarter............................................................................................................................	7.50	4.54

As of March 20, 2009, based upon information provided by our transfer agent, there were 203 record holders of Class A Common Stock and 26 record holders of Class B Common Stock, which numbers do not include stockholders who beneficially own shares held in street name by brokers.

Holders of the Common Stock are entitled to receive such dividends as may be legally declared by the Board of Directors and, in the event of dissolution and liquidation, to receive the net assets of Rock of Ages remaining after payment of all liabilities, in proportion to their respective holdings. No dividends were paid in 2008 or 2007. In October 2007, we renewed our credit facility with our lenders, which, in relevant part, prohibits the Company from paying dividends without their prior consent.

RECENT SALES OF UNREGISTERED SECURITIES
We made no sales of unregistered securities during fiscal 2008.

ISSUER PURCHASES OF EQUITY SECURITIES
Neither we nor our affiliates made any purchases of the Company's equity securities during fiscal 2008.

ITEM 6.	SELECTED FINANCIAL DATA
Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements, including the related Notes, contained elsewhere in this document.
16

General

Rock of Ages is an integrated quarrier and manufacturer of granite and products manufactured from granite. Until January 17, 2008, we were also engaged in the retail sale of memorials. On January 17, 2008, we sold all of our retail operations and exited the retail business entirely. The retail division was classified as discontinued operations as of December 31, 2007. Accordingly, during 2008, we had two business segments:  quarry and manufacturing. The quarry division sells granite blocks to the manufacturing division and to outside manufacturers, as well as to customers outside North America. The manufacturing division's principal product is granite memorials and mausoleums used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications. The retail division primarily sold granite memorials directly to consumers.

In 2008, revenue from our quarry division was flat at $29 million and divisional operating income decreased to $1.2 million compared to $3.3 million in 2007.  The decrease in divisional operating income is solely due to the $3.9 million inventory write-down taken in the fourth quarter of 2008 in our export quarries of Bethel, Salisbury and Gardenia. (See the discussion of the inventory write-down in this Item 7 at "Results of Operations - Year Ended December 31, 2008 Compared to Year Ended December 31, 2007 - Quarry Segment Analysis for a more complete discussion of the reasons for the inventory write-down). Excluding the effect of the inventory write-down, quarry divisional income would have been $5.1 million, a 52% increase from the prior year.

During 2008, demand for our granites in export markets continued to rebound from the sharp decline we suffered in 2005, however, domestic demand for our Barre Gray granite continues to decline slowly.  Following is a brief analysis of each of the individual quarries.

  We continue to see a slight decline in sales of Barre Gray granite which is mainly used for memorials. Due to cost cutting measures and production improvements, the gross margin percentage improved 4.1 percentage points, even though sales were down 4.4% from 2007 levels yielding higher gross margin dollars of $244,000 or a 7.2% increase over 2007. We believe that imported granites, which generally are less expensive, are being substituted in the lower end of the memorials market and the color choices among granites in the memorial market has reduced the share of gray granite as a percentage of the market.
  The Bethel quarry had a good year with a 7.7% increase in sales. Due to the inventory write-down the gross profit was $2.5 million or an 11% decrease from the prior year. Excluding the inventory write-down the quarry had an 18.9% or $539,000 increase in gross margin dollars. Bethel White is popular for building purposes and demand for this granite is still strong with our international customers.
  The Salisbury Pink quarry in North Carolina saw a 12.4% decline in net sales to $4.0 million and prior to the inventory write-down a $108,000 decline in gross profit to $529,000. After the inventory write-down this quarry had a gross loss of $1.9 million. We continue to implement a number of measures in the Salisbury Pink quarry to increase productivity and reduce costs per cubic foot. We expect to see more of the benefit of these actions in 2009. This granite is also mainly used for building purposes.
  Our Gardenia and Rockwell White quarries had another difficult year as they continued to struggle with production recovery issues and continued to have negative gross margins, although due to aggressive cost cutting measures and production improvements the cost per cubic foot decreased $1.67 or 5.7% in 2008 from the year before.
  The Pennsylvania Black quarry net revenue was up $386,000 or 14.5% from 2007 and ended with a positive gross profit for the year for the first time in a number of years. We implemented changes in management and production methods in 2007 and 2008 and we saw improvements in both recovery and costs per cubic foot.
  Net sales from our Canadian quarries decreased by 19.2% or $479,000 from 2007. The loss of a large customer during 2008 accounted for most of the decrease in sales. Gross profit was down $150,000 or 23.9% because with the lower level of sales, fixed costs impacted our cost per cubic foot to a greater extent and we incurred more costs as we moved to a better area in the quarry. We are in a good position to decrease costs in 2009.
  Revenue and gross margin were both up in the Galactic Blue quarry in the Ukraine. The Galactic Blue quarry is owned by VIKA Ltd in the Ukraine, in which we own a one third interest. In addition, we have exclusive distribution rights to the Galactic Blue granite. This granite continues to generate interest and orders; however, production is still poor as VIKA continues to develop and open the quarry.

VIKA experienced continuing operational difficulties in 2008. As of December 31, 2007 the Company had determined that its investment in VIKA of $386,000 had experienced an impairment in value that was other than temporary. Based on that assessment, the Company also concluded that its advances to VIKA should be fully reserved as of December 31, 2007. Accordingly, a charge of $1,361,000 was recognized in the fourth quarter of 2007 and is separately presented in the accompanying statement of operations for the year ended December 31, 2007.

We will continue to aggressively market our granite blocks in the U.S. and abroad and make productivity improvements to control costs and recovery rates. We believe that most of the productivity challenges we encountered in 2008 have been addressed as we move into 2009.

The manufacturing division's 2008 net revenue increased by $930,000 compared to 2007. However, in 2007, sales to our retail division were excluded from net revenue, whereas 2008 net revenue includes approximately $2.5 million in sales to the previously owned retail locations. If sales to our retail division were included in net revenue for 2007, then net revenue in 2008 would have decreased by $1.6 million. In 2008, Mausoleum sales decreased by $3 million; other monumental sales increased by $1 million and sales of industrial products increased by $400,000 in 2008 compared to 2007. Gross margins decreased in 2008 due to the decreased sales of the higher margin mausoleums. SG&A remained relatively flat. Demand for memorials remains steady but mausoleum sales were significantly affected by the continued downturn in the economy. Our backlog at December 31, 2008 is down $2.4 million from year-end 2007 and the decrease in the mausoleum backlog is $2.2 million of the decrease. We will continue to pursue a strategy of focusing on the mausoleum and large features market where our product is superior and margins are generally higher, as well as increasing our efforts to expand our wholesale distribution system to the cemetery, funeral home and traditional memorial retailers to grow our traditional monument business.

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

Our critical accounting policies are as follows:  revenue recognition, impairment of long-lived assets and long-term investments, valuation of deferred tax assets, accounting for pensions and other post-employment benefits and excess inventory.

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

At our Barre, Vermont quarries, we allow customers to purchase granite blocks and at their request we store the blocks for them. Many of our customers do not have adequate storage space at their facilities and want to ensure an adequate supply of blocks, especially when the Barre quarries are closed from mid-December through March because of weather. Our quarry division recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"). Blocks are sold when: the customer selects and identifies the block at the quarry site, requests the block be stored and they have significant business reasons to do so. At that time, the block is removed from our inventory, the customer's name is printed on the block, and title and risk of loss pass to the buyer. The customer is invoiced and normal payment terms apply, except in the case of December terms described below. Granite blocks owned by customers remain on our property for varying periods of time after title passes to the buyer. We retain a delivery obligation using our trucks. However, we consider the earnings process substantially complete because the cost of
18

delivery service is inconsequential (less than 3%) in relation to the price. Further, under industry terms of trade, title passes and the payment obligation is established when the block is identified at the quarry.

Each December, we offer special payment terms to our Barre quarries' customers. As noted above, from approximately mid-December to approximately March, our Barre quarries are closed due to weather. During this time, manufacturing plants remain open and many customers prefer to ensure they own blocks of a size and quality selected by them prior to the quarries' closure. All blocks purchased in December are invoiced on or about December 31 and, at that time, the blocks are removed from inventory, the customer's name is printed on the blocks, and title and risk of loss pass to the buyer. Payment terms are one-third of the invoice amount on January 15, one-third on February 15, and one-third on March 15. The program provides essentially the normal 30-day payment terms during the months when the Barre quarries are closed notwithstanding the customer purchases a three-month supply in December and makes payments over 90 days. Customers need not use these special December terms and may buy from inventory during the closure period on a first-come, first-served basis with the normal 30-day payment terms.

Manufacturing Division

We record revenue related to internally transferred granite only after the granite is manufactured into a finished product and sold to an outside customer. Manufacturing revenues related to outside customers are recorded when the finished product is shipped from our facilities or set in the cemetery, if we are responsible for the setting, which is when risk of ownership transfers, assuming the other criteria for revenue recognition (persuasive evidence of an arrangement exists and collectibility is reasonably assured) have been met. Revenues related to finished products transferred internally to our owned retail outlets were recorded as revenue by the retail division when ultimately sold to an outside customer.

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

Valuation of deferred tax assets

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not some portion or all of the current and deferred tax assets will not be realized. The ultimate realization of current and deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. This assessment is made each reporting period. At the end of the second quarter of 2005, based on the level of taxable income and projections for future taxable income, the Company believed it was no longer more likely than not that it would generate the required taxable income to fully realize the benefit of the net U.S. deferred tax assets.  Therefore, we adjusted our valuation allowance against the deferred tax assets by recording a tax expense of $9.2 million in the second quarter of 2005 to fully reserve for the entire net U.S. deferred tax asset.  At the end of each of the subsequent periods we reached a similar conclusion, therefore we have continued to fully reserve for the entire net U.S. deferred tax asset. We will continue to assess the valuation allowance on a regular basis and may reduce the valuation allowance when the Company has taxable income from its U.S. operations in the future.

Accounting for pensions and other post-employment benefits
We provide defined benefit pension and other post-employment benefit plans for certain employees. Accounting for these plans requires the use of actuarial assumptions including estimates on the expected long-term rate of return on assets, discount rates and, to a lesser extent, the rate of increase in health care costs (due to the small number of individuals receiving this benefit). The expected long-term rate of return has remained the same at 8% and reflects the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit
19

obligation. In 2008, we kept the discount rate used to determine our liability in the pension plans at 6.3%, the same discount rate used at December 31, 2007. In both years this rate was determined on a bond matching model which uses data on individual high-quality corporate bonds and the timing and amount of the future benefit payments in our plan to develop a weighted discount rate specific to our plan. On January 5, 2009, the Company's Board of Directors approved actions to proceed with amendments to its defined benefit pension plan by freezing membership and future benefits in the plan. This action is effective as of March 31, 2009. In order to make informed assumptions, we rely on outside actuarial experts as well as public market data and general economic information. Any changes in one or more of these assumptions may materially affect certain amounts reported on our balance sheet. In particular, a decrease in the expected long-term rate of return on plan assets or a decrease in discount rate could result in an increase in our pension liability and a charge to equity as well as increases in pension expenses over time.

Inventory

Inventories are valued at the lower of cost or market. Cost is determined using the specific annual average cost method for the quarry segment and the specific cost method for the manufacturing segment. Inventory is reviewed regularly for excess inventory based on an estimated forecast of product demand. Inventories that are in excess of future requirements are written down to their estimated value based upon projected demand. Demand for our products can be forecasted based on current orders, age of the inventory and discussions with customers. Although management makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand could have an impact on the level of excess material in our inventories and operating results could be affected accordingly.

Results of Operations
The following table sets forth certain historical statement of operations data as a percentage of net revenues with the exception of quarry and manufacturing gross profit and SG&A, which are shown as a percentage of their respective divisions' revenues.
	YEAR ENDED DECEMBER 31,
	2008		2007
STATEMENT OF OPERATIONS DATA:
Net revenues:
Quarry	51.3%		52.7%
Manufacturing	48.7%		47.3%
Total net revenues	100.0%		100.0%

Cost of goods sold:
Quarry	74.4%		78.1%
Quarry inventory write-down	13.7%		-
Manufacturing	72.5%		68.7%
Total cost of goods sold	80.5%		73.7%

Gross profit:
Quarry	11.9%		21.9%
Manufacturing	27.5%		31.3%
Total gross profit	19.5%		26.3%

Selling, general and administrative expenses:
Quarry	7.9%		10.5%
Manufacturing	27.5%		16.1%
Corporate overhead	6.5%		9.3%
Impairment of long lived asset	2.4%		-
Impairment of investment and advances	-		2.5%
Insurance recovery - quarry asset	-		(0.4%	)
Foreign exchange loss	0.0%		0.2%
Other income, net	(0.8%	)	(0.3%	)
Total SG&A expenses	20.0%		24.4%

Income (loss) from continuing operations	(0.5%	)	1.9%
Interest expense	(2.4%	)	(3.3%	)

Loss from continuing operations before income taxes	(2.9%	)	(1.4%	)
Provision for income taxes	0.7%		1.0%
Loss from continuing operations	(3.6%	)	(2.4%	)
Discontinued operations	(0.3%	)	(9.4%	)
Net loss	(3.9%	)	(11.8%	)

Year Ended December 31, 2008 Compared To Year Ended December 31, 2007

On a consolidated basis for all segments for the year ended December 31, 2008 compared to the year ended December 31, 2007, revenue increased slightly, gross profit decreased due to the inventory write-down and total selling, general and administrative ("SG&A") expenses decreased 19% for reasons discussed in detail in the segment analysis below.

Quarry Segment Analysis

Revenues in our quarry operations for the year ended December 31, 2008 decreased 2% from 2007. Shipments in 2008 were higher than 2007 in our Bethel, Pennsylvania and Galactic Blue quarries. All of the other quarries saw decreases from 4% to 20%. See the discussion in this Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations - "General" for a detailed discussion of each quarry.

Gross profit decreased $3.7 million solely due to the $3.9 million inventory write-down taken in the fourth quarter of 2008 in our export quarries of Bethel, Salisbury and Gardenia. With the rapid increase in freight costs and changing economic conditions, we have seen a change in what our export customers will accept for inventory. In the past, a second grade or "B" block would be accepted if the price was right and the customer felt it would be worthwhile to take the block and try to trim off the imperfections. Now that the shipping costs can be up to 50% of the price of the block, fewer customers are willing to purchase "B" blocks and therefore we are selling fewer of them. We reevaluated the "B" block inventory and removed any blocks that we believe export customers would not buy. This resulted in a non-cash charge of $3.9 million taken in the fourth quarter of 2008.

SG&A expenses in our quarry segment for 2008 decreased 26% or $795,000 from 2007 primarily due to a $300,000 decrease in administrative and sales salaries and benefits, a $170,000 decrease in administrative office expenses due to the move from our former corporate headquarters, gain on the sale of non-productive quarry assets of $200,000 and $125,000 in decreased travel and related expenses.

Manufacturing Segment Analysis

The manufacturing division's 2008 net revenue increased by $930,000 compared to 2007. However, in 2007, sales to our retail division were excluded from net revenue, whereas 2008 net revenue includes approximately $2.5 million in sales to the previously owned retail locations. If sales to our retail division were included in net revenue for 2007, then net revenue in 2008 would have decreased by $1.6 million. In 2008, mausoleum sales decreased by $3 million; other monumental sales increased by $1 million and sales of industrial products increased by $400,000 in 2008 compared to 2007.

Gross profit dollars from the manufacturing group decreased 9% or $749,000 and gross profit as a percentage of revenue decreased 4 percentage points for the year ended December 31, 2008 compared to 2007. The decrease in gross profit margin is due to the decreased sales of higher margin mausoleums.  Demand for memorials remains steady but mausoleum sales were significantly affected by the continued downturn in the economy.

SG&A expenses for the manufacturing group were up $169,000 or 4% from the prior year primarily as a result of increased sales salaries, benefits and related expenses and bad debt expense offset by a decrease in commissions due to the decrease in mausoleum sales.

Consolidated Items

Unallocated corporate overhead decreased 30%, or $1.5 million from the prior year. We consolidated our corporate headquarters in the manufacturing plant's existing administrative offices and decreased staff in conjunction with this move and the sale of the retail division.  The majority of this decrease can be attributed to decreased salary and benefit costs of $900,000; no Canadian withholding tax of $150,000 in 2008; decreased professional service fees of $200,000; decreased office supplies, postage, telephone, vehicles and related expenses due to decreased staff of $200,000 and decreased investor relations costs of $50,000.

Due to the consolidation of our corporate headquarters in the manufacturing plant's existing offices, the Company had a change in the use of its corporate headquarters building located at 772 Graniteville Road, which we concluded to be a triggering event under SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144").  We determined that the forecasted undiscounted cash flows related to the building and land was less than its carrying value. As a result, we recorded an impairment charge of  $1,348,000 to reduce the carrying value of the building and land to its estimated fair value.  The estimated fair value was based on a discounted cash flow analysis and included consultation with an outside professional real estate appraiser.  No assurance can be given that the underlying estimates and assumptions utilized in our determination of an asset's new carrying value will materialize as anticipated.  At December 31, 2008, management had not made the decision to sell this building and continued to classify it as part of property, plant and equipment.

In 2007 a charge of $1,361,000 was recognized in the fourth quarter due to our investment in VIKA experiencing an impairment in value that was other than temporary and fully reserving for advances to VIKA.

Late in 2005, an incident with a derrick in our Barre quarry resulted in significant damage to the derrick. We have received insurance recoveries totaling $312,000 that restored the derrick to usefulness. These payments have been recognized in the period they were received and $212,000 was received in 2007.

Foreign exchange gains in 2008 were $27,000 compared to a loss in 2007 of $120,000 resulting from the effect of the fluctuating value of the US dollar compared to the Canadian dollar on transactions that are originated in US dollars in our Canadian operations.

Total interest expense was approximately $1.4 million in 2008 as compared to $2.5 million in 2007. Total interest expense in 2007 is made up of $1.8 million in continuing operations and $674,000 in discontinued operations. Total interest expense decreased $1.1 million or 45% from 2007 primarily as a result of the decrease in debt as well as lower interest rates in 2008. Interest expense from continuing operations decreased 26% from $1.8 million to $1.4 million in 2008.

The income tax expense for 2008 was $395,000 compared with $536,000 for 2007. The tax expense in both years reflects taxes at our Canadian subsidiary. At the end of the second quarter of 2005, based on the level of taxable income and projections for future taxable income, the Company determined it was no longer more likely than not that it would generate the required taxable income to fully realize the benefit of the net U.S. deferred tax asset. This resulted in a charge to tax expense of $9.2 million in the second quarter of 2005. This action did not affect the cash taxes paid by the Company. In each subsequent quarter since then, we have reached a similar conclusion, therefore we have continued to fully reserve for the entire net U.S. deferred tax asset. We will continue to assess the valuation allowance on a regular basis and may reduce the valuation allowance when the Company has taxable income from U.S. operations in the future.

We had a loss from discontinued operations of $142,000 in 2008 compared to $5.2 million in 2007. The 2008 loss is made up of $119,000 of operating losses and $23,000 of allocated interest. The 2007 loss is made up of income from the discontinued retail operations of $1,358,000; an impairment charge to write down the retail division to its fair market value of $5.9 million and interest expense allocated to discontinued operations of $674,000.

Liquidity and Capital Resources

In light of the current economic situation, we have also evaluated our future liquidity needs, both from a short-term and long-term (>1year) basis. We believe that cash on hand plus cash generated from operations along with cash available under credit lines are expected to be sufficient in 2009 to service debt, finance capital expenditures, fund operations and fund the pension plan, if necessary. To provide for long-term liquidity, we believe we can generate substantial positive cash flow, as well as obtain additional capital, if necessary, from the use of subordinated debt or equity. In the event that our current capital resources are not sufficient to fund requirements, we believe our access to additional capital resources would be sufficient to meet our needs, although the financing terms available could be significantly different than our current terms.

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

Due to the recent significant worldwide decline in equity prices and the value of other financial investments, the fair value of the assets held by our defined benefit pension plan decreased by $5.4 million in 2008. As a result, the plan is significantly under-funded. We have historically contributed between $750,000 and $1.0 million per year to the plan. We contributed $750,000 in 2008 and expect to contribute $390,000 for 2009 contributions. Due to the large decrease in our funded status we may be required to contribute an additional amount of between $2.8 million and $4.3 million, depending on the value of the plan assets as of the end of 2009. In August 2006, the Pension Protection Act was signed into law. Among other things, the Act is aimed at strengthening pension plans by requiring most pension plans to become fully funded over a seven-year period. The Worker, Retiree, and Employer Recovery Act of 2008 (H.R. 7327) was signed into law in late December 2008. The Company is studying the impact of this legislation on the funding requirements of the Act.  We will continue the process of funding the unfunded liability which, we believe, we will be able to fund either from cash from operations or borrowing under our credit facilities. See Item 1A, Risk Factors and note 9 of the Notes to Consolidated Financial Statements.

Our primary need for capital will be to maintain and improve our quarrying and manufacturing facilities. We have approximately $2.1 million budgeted for capital expenditures in 2009.

Cash Flow

At December 31, 2008, we had cash and cash equivalents of approximately $888,000 and working capital of approximately $21 million, compared to approximately $2.0 million of cash and cash equivalents and working capital of approximately $23.6 million at December 31, 2007. The decrease in working capital is mainly due to the decrease in inventory of $4.8 million, of which $3.9 million was related to the non-cash impairment charge. This decrease was offset by a $1.7 million increase in accounts receivable due to very late in the year quarry sales. The decrease in current assets was offset by an $8.2 million decrease in current borrowings, which is made up of $7.6 million from the proceeds of the sale of the retail division plus an additional $600,000 from operations.

Cash from Operations. Net cash provided by operating activities was $2.3 million in 2008 compared to $3.6 million in 2007. The $2.2 million net loss in 2008 is adjusted by the non-cash impairment charges of $5.3 million and depreciation of $2.4 million and offset by a large increase in accounts receivable along with decreases in accounts payable, customer deposits and pension liabilities. The $6.6 million 2007 net loss is adjusted by the non-cash impairment charge on the write-down of the retail division of $5.9 million and the impairment charge on our VIKA related assets of $1.4 million and depreciation of $3.7 million. This was offset by a $1.2 million increase in inventory coupled with decreases in accounts payable and accruals of $900,000.

Cash from Investing Activities. Cash flows provided by investing activities were $4.9 million in 2008 compared to cash flows used in investing activities of $1.2 million in 2007. In 2008 our capital spending was $3.1 million compared to $1.3 million in 2007. In 2008, proceeds from the sale of the retail division totaled $7.7 million and proceeds from sales of property, plant and equipment totaled $473,000 compared to $114,000 in 2007.

Cash from Financing Activities. Financing activities used $8.0 million in 2008 compared to $4.4 million in 2007. In 2008 our line of credit was reduced by $3.1 million and $5.0 million was paid on our long-term debt.  This compares to a $2.7 million decrease under our line of credit and $1.6 million paid on our long-term debt in 2007. In 2007 we also had $100,000 in cash provided from employees exercising stock options which was offset by increased debt issuance costs of $161,000 associated with the renewal of our credit facility.

Cash Flow from Discontinued Operations. The cash flow from discontinued operations are included in the cash flow from continuing operations in the Consolidated Statements of Cash Flows. If stated separately, the net cash flow from discontinued operations was an increase of $77,000 made up of $2,932,000 provided by operations, $43,000 provided by investing activities and $2,898,000 used in financing activities in 2007. The absence of cash flows due to discontinued operations is not expected to significantly affect the Company's future liquidity or capital resources.

Credit Facility

We have a credit facility with the CIT Group/Business Credit and Chittenden Trust Company ("Lenders") that is scheduled to expire in October 2012 and is secured by substantially all assets of the Company located in the United States. The facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable, inventory and certain fixed assets. Amounts outstanding were $7,428,085 and $14,106,939 as of December 31, 2008 and $10,478,260 and $19,021,439 as of December 31, 2007, on the revolving credit facility and the term loan line of credit, respectively.  Unused availability under the revolving credit facility was $10,501,457 as of December 31, 2008.  The weighted average interest rate was 4.7% and 7.6% on the revolving credit facility in 2008 and 2007, respectively. The credit facility loan agreement places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, make capital expenditures, repurchase stock and make investments or guarantees, without pre-approval by the Lenders.  The credit facility agreement also contains certain covenants for a Minimum Fixed Charge Coverage Ratio and a limit on the Total Liabilities to Net Worth Ratio of the Company.

Minimum Fixed Charge Coverage Ratio. The facility requires the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA), to the sum of income taxes paid, capital expenditures, interest and scheduled debt repayments be at least 1.00 for any trailing twelve-month period at the end of a quarter through December 31, 2008 and 1.10 beginning with the first quarter of 2009. Primarily as a result of operating losses in 2006 and first quarter 2007, we were in violation of this covenant in the first quarter of 2007 and received a waiver of this covenant from the Lenders. Due to the non-cash impairment charges on the write-down of inventory and the corporate building we were in violation of the covenant at December 31, 2008. We received a waiver of this covenant from the Lenders and amended the agreement. As a result of the amendment the unused line fee went from .25% to .50% and the existing interest rate pricing grid was changed as follows:

	Revolving Credit Facility	Term Loan

Previous Rate Formula	Prime or Libor +2%	Prime + .25% or Libor +2.25%
Amended Rate Formula	Prime + 3% or Libor + 4%	Prime + 3.5% or Libor + 4.5%

Total Liabilities to Net Worth Ratio. Our credit facility also requires that the ratio of our total liabilities to net worth (the "Leverage Ratio") not exceed 2.0. The Leverage Ratio excludes from the calculation the change in tangible net worth directly resulting from the Company's compliance with SFAS No. 158 of up to $6.0 million. In relevant part, SFAS No. 158 required us to place on our books certain unrecognized and unfunded retirement liabilities as of December 31, 2006. As of December 31, 2008, we were in compliance with the Leverage Ratio covenant.

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

The rates in effect as of December 31, 2008 were as follows:
	Amount Outstanding	Formula	Effective Rate

Revolving Credit Facility	$7.4 million	Prime	3.25%
Term Loan A	14.1 million	Prime + .25 pts.	3.50%

Canadian Credit Facility

The Company's Canadian subsidiary has a line of credit agreement with the Royal Bank of Canada that is renewable annually. Under the terms of this agreement, a maximum of $4.0 million CDN may be advanced based on eligible accounts receivable, eligible inventory, and tangible fixed assets.  The line of credit bears interest at the U.S. prime rate. There was -0- and $20,000 CDN outstanding as of December 31, 2008 and 2007, respectively.

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

Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157", ("FSP 157-2") that amended SFAS 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope. We are currently evaluating the effect, if any, that the adoption of FSP 157-2 may have on our financial statements.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115", ("SFAS No. 159"). This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. This statement is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 had no effect on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations", ("SFAS No. 141(R)"). This Statement improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. SFAS No. 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent on acquisitions subsequent to that time.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB No. 133". ("SFAS No. 161"). This statement amends SFAS No. 133 by requiring enhanced disclosures about an entity's derivative instruments and hedging activities, but does not change SFAS No. 133's scope or accounting. SFAS No. 161 requires increased qualitative, quantitative and credit-risk disclosures about the entity's derivative instruments and hedging activities. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with earlier adoption permitted. We do not expect the adoption of this standard to have an effect on our financial position or results of operations.

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

In December 2008, the FASB issued FASB Staff Position ("FSP") FAS No. 132(R)-1, "Employer's Disclosures about Postretirement Benefit Plan Assets." This FSP amends SFAS No. 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefits - An Amendment of FASB Statements No. 87, 88, and 106" to require more detailed disclosures about plan assets of a defined benefit pension or other postretirement plan, including investment strategies; major categories of plan assets; concentrations of risk within plan assets; inputs and valuation techniques used to measure the fair value of plan assets; and the effect of fair-value measurements using significant unobservable inputs on changes in plan assets for the period. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009, with earlier application permitted. The adoption of this standard will only impact our financial statement disclosures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required for this item is included in this Annual Report on Form 10-K on Pages 44 through 77, inclusive, and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A(T).	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have determined, that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company's financial position, results of operations and cash flows for the periods and dates presented.

Management's Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on these criteria, management has concluded that, as of December 31, 2008, the Company's internal control over financial reporting is effective.

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

Material Weaknesses Reported in Prior Year
In previous filings the Company reported material weaknesses in internal control over financial reporting and detailed the plans for remediating those weaknesses as follows:

  With the sale of the retail division in 2008, our remaining financial operations can be fully consolidated into our existing financial software program which will reduce the use of manual spreadsheets and, as a result, the burden on current employees responsible for financial reporting.
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

All of the remediation measures described above were implemented during 2008 and we believe these measures have been successful in the remediation of the material weaknesses previously identified and have further strengthened and enhanced our internal control over financial reporting. Management has tested the effectiveness of the newly implemented controls and found them to be operating effectively.

Changes in Internal Control over Financial Reporting

The material weaknesses in our internal control over financial reporting that were previously reported have been entirely remediated during the quarter ended December 31, 2008. Other than these remediation changes there have been no other changes in the fourth quarter in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information concerning directors and executive officers of the Company is set forth below.

Unless otherwise indicated, none of the companies or organizations referred to below is a parent, subsidiary or affiliate of the Company.

NAMES OF DIRECTORS AND EXECUTIVE OFFICERS (1)	AGE	POSITIONS WITH THE COMPANY

James L. Fox	57	Director
Paul H. Hutchins	53	Vice President/Administration
Richard C. Kimball	68	Director and Vice Chairman
Donald Labonte	47	President and Chief Executive Officer
Laura Plude	51	Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
Pamela G. Sheiffer	62	Director
Kurt M. Swenson	64	Chairman of the Board of Directors
Charles M. Waite	76	Director
Frederick E. Webster Jr.	71	Director

(1) Each executive officer serves for a term of one year (and until his successor is chosen and qualified) at the discretion of the Board of Directors.

James L. Fox has been a director of the Company since October 1997. Since January 2007, he has been President and Chief Executive Officer, and from October 2005 to December 2006, he was Executive Vice President and Chief Operating Officer of FundQuest, Inc., a global provider of turnkey, open architecture wealth management programs and services for financial institutions and advisors. From September 2003 to October 2005, he was Executive Vice President and Chief Financial Officer of The BISYS Group, Inc. He was President of Fund Services Division of The BISYS Group, Inc. from April 2003 to September 2003. From August 2001 to April 2003, he was President and Chief Executive Officer of govOne Solutions, L.P., an electronic government payment service. From June 2000 to August 2001, he was Vice President-Corporate Development and Chief Financial Officer of Gomez, Inc., a research and consulting firm specializing in Internet quality measurement. Prior to joining Gomez, Mr. Fox had been Vice Chairman of PFPC Inc., a division of the PNC Financial Services Group, Inc. from December 1999 to June 2000. Before joining PFPC, Inc., Mr. Fox had an eleven year career with the Investor Services Group of First Data Corporation, a provider of processing and mutual fund and retirement services for mutual fund complexes, banks, insurance companies and advisory firms, including serving as President and Chief Executive Officer (1999) and Chief Operating Officer (1997-1999). Mr. Fox has also been a director of Pegasus Solutions, Inc. since June 2006. Mr. Fox's current term as a director of the Company will expire at the Company's 2010 Annual Meeting.

Richard C. Kimball has been a director of the Company since 1986, and Vice Chairman since 1993. From 1993 to January 2001, he was Chief Operating Officer - Memorials Division of the Company and from January 2001 to December 2004, he was Chief Strategic and Marketing Officer. Prior to joining the Company, Mr. Kimball served as a director, principal and President of The Bigelow Company, Inc., a strategic planning and investment banking firm from 1972 until 1993. Mr. Kimball retired as an employee of the Company on December 31, 2004 and served as a consultant to the Company during 2005 and 2006. He returned to The Bigelow Company, Inc. in 2006, where he has been a Senior Director. His current term as a director will expire at the Company's 2009 Annual Meeting.

Paul H. Hutchins has been Vice President/Administration since October 2004.  From September 1993 to October 2004, he was Manager of Administration.  Mr. Hutchins has held numerous other positions during his 27 year career at Rock of Ages, including Director of Information Services (June 1989 - September 1993), Production Manager (Rock of Ages Canada, Inc., October 1987 - June 1989), Purchasing and Transportation Manager (June 1984 - October 1987) and Staff Engineer (December 1981 - June 1984).

Donald Labonte has been President and Chief Executive Officer since July 2008 and was Chief Operating Officer from February 2008 to June 2008.  He was President and Chief Operating Officer/Quarry Division from December 2007 to February 2008, and President and Chief Operating Officer/Manufacturing Division from August 2002 to February 2008.  Mr. Labonte has been President of Rock of Ages Canada, Inc., a wholly owned subsidiary of the Company, since 1999. From January 2002 to July 2002, he was Vice President/Manufacturing of the Company. From 1998 to 1999, he was Vice President/General Manager of Rock of Ages Canada, Inc. From 1993 to 1998, Mr. Labonte was Director of Operations of Rock of Ages Canada, Inc. From 1980 to 1993, Mr. Labonte held various positions in the manufacturing plant at Rock of Ages Canada, Inc. At the Company's 2008 Annual Meeting Mr. Labonte was elected as a director. His current term will expire at the Company's 2011 Annual Meeting.

Laura Plude has been Vice President and CFO since August 2007.  She served briefly as Vice President/Finance from July 2007 to August 2007.  Ms. Plude was Director of Finance of the Company from August 2004 to July 2007. She was a staff accountant at the Company from August 1999 to August 2004. Prior to joining the Company, Ms. Plude was a self-employed CPA.

Pamela G. Sheiffer has been a director of the Company since June 2004. Since 1997, she has been President of P. Joyce Associates, Inc., a consulting firm specializing in retail and apparel sectors, plus providing services to the investment community. Prior to that, Ms. Sheiffer held various senior management positions in the retail and apparel industry including Senior Vice President of May Department Stores. She has been a director of New York & Company (NYSE: NWY), a specialty retailer of fashion oriented, moderately priced women's apparel, since August 2006, and a Trustee of the American Management Association since June 2007. She is currently Vice Chairman of Learning Lenders, New York City's largest educational nonprofit with over 12,000 volunteers in New York City schools. Ms. Sheiffer's current term as a director will expire at the Company's 2011 Annual Meeting.

Kurt M. Swenson has been Chairman of the Board of Directors of the Company since 1984. From 1984 to June 30, 2008 he also served as Chief Executive Officer and President of the Company. Prior to the Company's initial public offering in 1997, Mr. Swenson had been the Chief Executive Officer and a director of Swenson Granite Company, Inc. from 1974 to September of 1997. Mr. Swenson currently serves as non-executive Chairman of the Board of Swenson Granite Company, LLC, a Delaware limited liability company engaged in the granite curb and landscaping business. Swenson Granite Company, LLC may be deemed an affiliate of the Company. He is also a director of the National Building Granite Quarries Association, an industry association of United States-based dimension granite quarriers. Mr. Swenson's current term as a director will expire at the Company's 2009 Annual Meeting.

Charles M. Waite has been a director of the Company since 1985. Since 1989, Mr. Waite has been managing partner of Chowning Partners, a financial consulting firm that provides consulting services to New England companies. Mr. Waite's current term as a director will expire at the Company's 2010 Annual Meeting.

Frederick E. Webster Jr., Ph.D. has been a director of the Company since October 1997. He was a Professor of Management at the Amos Tuck School of Business Administration of Dartmouth College from 1965 until 2002, and is now the Charles Henry Jones Professor of Management Emeritus. He is also a management consultant and lecturer, and is the Jon Underwood Distinguished Research Fellow in Marketing at the Eller College of Management, University of Arizona. Mr. Webster's current term as a director will expire at the Company's 2011 Annual Meeting.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires directors, certain officers and beneficial owners of more than 10% of our Common Stock to file reports of initial beneficial ownership and changes in beneficial ownership of our Class A Common Stock with the Securities and Exchange Commission. Based solely upon a review of reports filed pursuant to Section 16(a) of the Exchange Act and written representations by directors and such officers, the Company believes that during 2008 such persons made all required filings, except that Mr. Fox filed a late Form 4 (Statement of Changes In Beneficial Ownership) reporting the acquisition of 3,965 shares of Class A Common Stock. The late report was the result of an inadvertent clerical error.

AUDIT COMMITTEE

Rock of Ages has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are James L. Fox (Chairman), Charles M. Waite and Richard C. Kimball. The Board of Directors has determined that James L. Fox, Chairman of the Audit Committee is an audit committee financial expert as defined by Item 407(d)(5) of Regulation S-K of the Exchange Act, and is independent under Rule 10A-3(b)(1) under the Exchange Act and as independence is defined for audit committee members in the listing standards of The Nasdaq Stock Market, Inc.

CODE OF ETHICS

On October 20, 2008, the Board of Directors adopted a revised code of business ethics for directors, officers (including Rock of Ages' principal executive officer and principal financial and accounting officer) and employees. The revised code of business ethics is available on Rock of Ages' website at www.rockofages.com. Stockholders can also request a free copy by making such request in writing to Rock of Ages Corporation, PO Box 482, Barre, Vermont 05641, attn: Vice President of Administration. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, or principal accounting officer or controller by disclosing such information on our website in accordance with Item 5.05 of Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE

The following table sets forth compensation information concerning the compensation of our Chief Executive Officer and our other two most highly compensated executive officers who served in such capacities during the year ended December 31, 2008 (the "Named Executive Officers").

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (1)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kurt M. Swenson, Chairman, Former CEO*	2008 2007	$334,876 (2) $446,500 (2)	- -	- -	- -	- -	$62,645 (3) $46,125 (3)	$1,750 (4) $1,301 (4)	$399,271 $493,926
Donald Labonte, President/CEO	2008 2007	$253,800 (5) $253,800 (5)	$40,000 (6) $10,300 (7)	- -	$7,947 -	- $29,700	- -	$33,537 (8) $33,538 (9)	$335,284 $327,338
Paul H. Hutchins, Vice President Administration	2008 2007	$125,004 $125,004	$10,000 (10) $ 5,000 (11)	- -	$467 -	- -	- -	$ 1,385(4) $1,525 (4)	$136,856 $131,529
Laura A. Plude, CFO Vice President Finance	2008 2007	$100,008 $ 88,140	$10,000 (10) $ 5,000 (11)	- -	$14,550 $5,581	- -	-	$1,750 (4) $1,547 (4)	$126,308 $100,268

* Mr. Swenson resigned as CEO on June 30, 2008 and retired on September 30, 2008.

(1)	Incentive payments under the 2008 Annual Incentive Plan were accrued in 2008 but paid in 2009.

(2)	For 2008 and 2007, includes $100,000 of salary earned but deferred in each year at the election of Mr. Swenson pursuant to the Rock of Ages Key Employees Deferred Salary Plan (the "DS Plan").

(3)	Interest credited on deferred salary pursuant to the DS Plan in excess of 120% of the applicable federal long term rate for 2008 and 2007, respectively.

(4)	For 2008 and 2007, respectively, amount represents Company match on 401(k) deferrals.

(5)

For 2007 and 2008, Mr. Labonte was paid an annual base salary of $253,800 ($270,000 CDN).  For the purposes of this table, to calculate his 2007 and 2008 annual base salary in U.S. dollars, we used a currency conversion rate of $.94 U.S. to $1.00 CDN, which represents the average of the exchange rates as of each month during fiscal 2007 and 2008, as published in the Wall Street Journal.

(6)

Discretionary bonus of $40,000 ($42,554 CDN) paid in 2009 for 2008 performance. To calculate the amounts paid in U.S. dollars, we used a currency conversion rate of $.94 U.S. to $1.00 CDN, which represents the average of the exchange rates as of the end of each month during fiscal 2008, as published in the Wall Street Journal.

(7)

Discretionary bonus of $10,300 ($10,958 CDN) paid in 2008 for 2007 performance. To calculate the amounts paid in U.S. dollars, we used a currency conversion rate of $.94 U.S. to $1.00 CDN, which represents the average of the exchange rates as of the end of each month during fiscal 2007, as published in the Wall Street Journal.

(8)

Includes $19,740 ($21,000 CDN) paid by the Company to Mr. Labonte's self-directed retirement account under the Retirement Plan for Salaried Employees of Rock of Ages Canada, Inc. and $837 ($890 CDN) paid for a life insurance policy on Mr. Labonte's life, payable to his heirs. Rock of Ages Canada paid $12,960 ($13,787 CDN) into the supplemental retirement plan for Mr. Labonte for 2008. For the purposes of this table, to calculate the amounts paid in 2008 for Mr. Labonte's retirement arrangements, we used a currency conversion rate of $.94 USD to $1.00 CDN, which represents the average of the exchange rates as of each month during fiscal 2008, as published in the Wall Street Journal. See "Narrative to Summary Compensation Table" and "PENSION AND POST-RETIREMENT BENEFITS - Canadian Retirement Plans" at page 35 of this report.

(9)

Includes $18,800 USD ($20,000 CDN) paid by the Company to Mr. Labonte's self-directed retirement account under the Retirement Plan for Salaried Employees of Rock of Ages Canada, Inc. and $838 ($891 CDN) paid for a life insurance policy on Mr. Labonte's life, payable to his heirs. Effective during fiscal 2007, Rock of Ages Canada, Inc. established a supplemental retirement plan for Mr. Labonte, which is intended to take the place of the unfunded supplemental deferral account referred to in Note 9 to the Consolidated Financial Statements.  Rock of Ages Canada has funded the supplemental retirement account with $106,693 USD ($113,503 CDN) which represents the amount of the unfunded liability of the supplemental deferral account. This amount was accrued over a number of years with deferred bonuses and salary increases. In addition, Rock of Ages Canada paid $13,900 USD ($14,787 CDN) into the supplemental retirement plan for Mr. Labonte for 2007. For the purposes of this table, to calculate the amounts paid in 2007 for Mr. Labonte's retirement arrangements, we used a currency conversion rate of $.94 USD to $1.00 CDN, which represents the average of the exchange rates as of each month during fiscal 2007, as published in the Wall Street Journal. See "Narrative to Summary Compensation Table" and "PENSION AND POST-RETIREMENT BENEFITS - Canadian Retirement Plans" at page 35 of this report.

(10)	Discretionary bonus paid in 2009 for 2008 performance.

(11)	Discretionary bonus paid in 2008 for 2007 performance.

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

Base Salary

The Compensation Committee annually reviews the Chief Executive Officer's ("CEO") salary and the CEO's recommendations with regard to the base salaries of our other executive officers. The Compensation Committee did not increase the rate of base salaries for executive officers in 2008 and again decided that it would not increase base salaries for executive officers in 2009.

Non-Equity Incentive Plans and Cash Bonuses

Our executive officers, including the Named Executive Officers, participated in the 2008 Annual Incentive Plan, which was adopted by the Compensation Committee and set forth corporate and divisional performance measures for each participating employee, as well as target award values.  Performance under the Incentive Plan is measured by the achievement of certain levels of earnings before interest and taxes ("EBIT"), net of incentive payments.  The following named executive officer's EBIT targets are set at the corporate level only. The target award values for 2008 for the named executive officers under the Incentive Plan as a percentage of base salary are set forth below:

	Target Award Values (% of Base Salary)
	Threshold	Target	Maximum

Kurt M. Swenson, Chairman (Former CEO)	10%	25%	50%

Donald M. Labonte, President and CEO	10%	25%	50%

Paul H. Hutchins, Vice President of Administration	10%	25%	50%

Laura A. Plude, CFO and Vice President of Finance	10%	25%	50%

The Compensation Committee may also pay discretionary bonuses to officers if, in the Compensation Committee's sole discretion, a participant has achieved corporate, divisional or personal goals worthy of reward.  The Compensation Committee awarded discretionary bonuses for 2008 performance to Mr. Labonte, ($40,000) the Company's Chief Executive Officer ("CEO"), Mr. Hutchins, ($10,000) the Company's Vice President of Administration and Ms. Plude ($10,000) the Company's Chief Financial Officer and Vice President of Finance.

Stock Options

Our 2005 Stock Plan was established to provide certain employees with an opportunity to share, along with our stockholders, in our long-term performance.  Historically, we have granted stock options which vest based upon continued employment, typically over a three to five year period. All options are granted with maximum terms that expire ten years after the date of grant (or upon earlier termination of the option holder's employment).  Typically, we have granted options to executive officers when they are first appointed.  In 2008, the Compensation Committee met and decided that various officers and other management personnel should be granted options. On August 7, 2008, 185,000 options were granted at a strike price of $2.63. The options vest over five years and lapse in ten years. The specifics of option holdings among our Named Executive Officers are shown at page 33 of this report under the caption "OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END."

Retirement Benefits

We maintain a defined benefit plan (the "DB Plan") for non-union employees who were vested in the DB Plan on March 31, 2009.   Due to the recent significant worldwide decline in equity prices and the value of other financial investments, the fair value of the assets held by the DB Plan decreased by $5.4 million in 2008.  As a result, the plan is significantly underfunded, and we decided to terminate participation in the DB Plan and the future accrual of benefits.  We are evaluating alternatives to the DB Plan, including an enhanced match for our 401K plan.  We have entered into salary continuation agreements (the "SC Agreements") with certain officers, including the Former CEO.  We also have a deferred salary plan (the "DS Plan") for certain management and highly compensated employees.  At the present time, there are no current employees participating in the DS Plan.  Our CEO, who is a Canadian citizen, is not eligible to participate in these plans. Accordingly, we provide retirement benefits to our CEO and our Canadian employees through separate retirement plans sponsored by Rock of Ages Canada, Inc, our Canadian subsidiary. The specifics of our retirement programs are shown at page 33 of this report under the caption "PENSION AND POST-RETIREMENT BENEFITS."

Employment Agreements

The CEO is the only Named Executive Officer that currently has an employment agreement with the Company.  This agreement generally provides for the payment of base salary, severance, and change in control payments. The Former CEO also had an employment agreement with the Company, which was terminated in connection with his retirement from the Company during 2008. The employment agreements with the Named Executive Officers are described in greater detail at page 36 of this report under the caption "EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS."

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth information concerning options to purchase Class A Common Stock held by the Named Executive Officers at December 31, 2008.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kurt M. Swenson	-	-	-	-	-	-	-	-	-
Donald M. Labonte	15,000	-	-	$5.98	2/8/2012	-	-	-	-
	-	85,000	-	$2.63	8/7/2018	-	-	-	-
Paul H. Hutchins	15,000	-	-	$5.98	2/8/2012	-	-	-	-
		5,000	-	$2.63	8/7/2018
Laura A. Plude	5,000	20,000	-	$5.93	8/14/2017

OPTION EXERCISES AND STOCK VESTED

During 2008 none of the Named Executive Officers exercised any stock options or became vested in any restricted stock.

PENSION AND POST-RETIREMENT BENEFITS

Defined Benefit Pension Plan

We maintain a qualified defined benefit pension plan (the "DB Plan") for non-union employees of Rock of Ages Corporation as of March 31, 2009.  The DB Plan is noncontributory and provides benefits based upon a formula calculated by reference to length of service and final average earnings.  As of December 31, 2008, the DB Plan provides an annual life annuity at age 65 equal to 1.8% per year of a participant's highest consecutive five year average compensation (excluding bonus) during the last ten years of employment" ("Final Average Compensation"), plus 0.4% per year of a participant's Final Average Compensation in excess of social security covered compensation times the years of service, up to a maximum of 30 years.  Participants who have attained the age of 55 and who have at least 10 years of service may elect to receive early retirement benefits under the DB Plan.  In the case of early retirement, the amount of the monthly pension benefit will be equal to the monthly accrued pension benefit, determined as of the early retirement date, reduced actuarially for each month that the early retirement date precedes the normal retirement date.  On January 5, 2009, the Company's Board of Directors approved actions to proceed with amendments to its defined benefit pension plan by freezing membership and future benefits in the plan. This action is effective as of March 31, 2009.

The following table shows the total estimated annual retirement benefits payable upon normal retirement under the DB Plan for the Named Executive Officers at the specified executive remuneration and years of continuous service.

Final Average Compensation	15 Years	20 Years	25 Years	30 Years	35 Years
$125,000	$37,852	$50,470	$63,087	$75,705	$75,705
$150,000	$46,102	$61,470	$76,837	$92,205	$92,205
$175,000	$54,352	$72,470	$90,587	$108,705	$108,705
$200,000	$62,602	$83,470	$104,337	$125,205	$125,205
$225,000	$70,852	$94,470	$118,087	$141,705	$141,705
$250,000	$79,102	$105,470	$131,837	$158,205	$158,205
$275,000	$87,352	$116,470	$145,587	$174,705	$174,705
$300,000	$95,602	$127,470	$159,337	$191,205	$191,205
$325,000	$103,852	$138,470	$173,087	$207,705	$207,705
$350,000	$112,102	$149,470	$186,837	$224,205	$224,205
$375,000	$120,352	$160,470	$200,587	$240,705	$240,705
$400,000	$128,602	$171,470	$214,337	$257,205	$257,205
$425,000	$136,852	$182,470	$228,087	$273,705	$273,705
$450,000	$145,102	$193,470	$241,837	$290,205	$290,205
$475,000	$153,352	$204,470	$255,587	$306,705	$306,705
$500,000	$161,602	$215,470	$269,337	$323,205	$323,205

The Former CEO, the Vice President of Administration and the CFO are the only named executive officers participating in the DB Plan. At the time of his retirement in 2008, the Former CEO had 34 years of service. The VP of Administration has 27 years of service and the CFO has 9 years of service.  The current CEO, a Canadian citizen, is not eligible to participate in the DB Plan.

Salary Continuation Agreements

In addition to the DB Plan, we have salary continuation agreements ("SC Agreements") which provide for supplemental pension benefits to certain current and former officers of the Company.  The Former CEO is the only Named Executive Officer who is covered by an SC Agreement. Benefits became payable under that agreement upon the Former CEO's retirement in 2008. The Former CEO's SC Agreement provides a 100% joint and survivor annuity at age 65 equal to 1.1% of his highest annual base compensation times full years of service.

The following table sets forth the supplemental pension benefits for the Former CEO under the SC Agreement.

Name	Highest Annual Base Compensation	Total Years of Service at Age 65	Annual Retirement Benefit at Age 65

K. Swenson	$481,000	26	131,172

Deferred Salary Plan

We established the Rock of Ages Key Employees Deferred Salary Plan (the "DS Plan") for certain management and highly compensated employees.  Participation in the DS Plan is limited to those employees designated by the Board of Directors in its sole discretion, and who satisfy the following criteria:  (1) the employee has attained the age of 55; (2) the employee is an executive officer; (3) the employee has completed a minimum of ten years of continuous service with the Company; and (4) the employee's annual base salary, fringe benefits and other non-cash compensation exceeds $200,000 (subject to adjustment each year to reflect the average percentage change in the base salaries of all officers of the Company).  The former CEO was the only executive officer that participated in the plan in 2008. Since his retirement, there are no executive officers that currently participate in the DS Plan.

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

Canadian Retirement Plans

Our Canadian subsidiary, Rock of Ages Canada, Inc. ("ROA Canada"), has a retirement plan for our Canadian employees, the Retirement Plan for Salaried Employees of Rock of Ages Canada, Inc. (the "Basic Canadian Retirement Plan") which is registered with the Province of Quebec and the Government of Canada. All salaried, non-union employees of ROA Canada are participants in the Basic Canadian Retirement Plan, including our CEO, Mr. Labonte. Pursuant to the Basic Canadian Retirement Plan, ROA Canada contributes 8% of a participant's monthly compensation each month to each participant's account. The investments in the account are self-directed by each participant with a range of investment options. ROA Canada may, in its discretion, make an additional contribution to a participant's account, up to a maximum aggregate amount of 13% of a participant's salary per year (including amounts previously contributed during the year). For 2008, Canadian law allowed a maximum contribution per individual to the Basic Canadian Retirement Plan of $21,000 CDN.

In 2008, we contributed $19,740 (the full $21,000 CDN allowable under Canadian law) and in 2007, we contributed $18,800 (the full $20,000 CDN allowable under Canadian law) to Mr. Labonte's self-directed retirement account under the Basic Canadian Retirement Account.  Effective in 2007 ROA Canada established a supplemental retirement plan for Mr. Labonte ("Canadian Supplemental Plan"). The Canadian Supplemental Plan is funded as a retirement compensation arrangement as defined in Article 248 of the Canadian Income Tax Act. In 2007 we made an initial contribution to the Canadian Supplemental Plan equal to $106,693 USD ($113,503 CDN), which was the amount accrued from prior years under the unfunded supplemental deferral account referred to above.  The only participant in the Canadian Supplemental Retirement Plan is Mr. Labonte. Each year, ROA Canada may make a contribution to the Canadian Supplemental Plan equal to 13% of Mr. Labonte's base salary, less any amounts paid to the Basic Canadian Retirement Plan for Mr. Labonte.  We made contributions to the Canadian Supplemental Plan equal to $12,960 ($13,787 CDN) and $13,900 USD ($14,787 CDN) in 2008 and 2007, respectively. We may make additional contributions to the Canadian Supplemental Retirement Plan at our discretion. Normal retirement age under the Canadian Supplemental Plan is 65 years however the participant may elect early retirement at age 55, or may elect to postpone normal retirement to not later than age 71. Upon early, normal or postponed retirement, Mr. Labonte is entitled to a lump sum equal to the value of the contributions made to the Canadian Supplemental Plan, plus accrued earnings of the Plan, or he may elect to be paid in installments over 5 years from the retirement date.

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

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

Labonte Employment Agreement

The Company has an employment agreement with the CEO, Mr. Labonte (the "Labonte Employment Agreement"), for retention of his services as President and Chief Executive Officer of the Company. The term of the Labonte Employment Agreement commenced on July 1, 2008, the date he began his duties as Chief Executive Officer, and continues until the fifth anniversary thereof unless extended or terminated. The Labonte Employment Agreement provides for continued payment of salary and benefits for an additional twelve months if Mr. Labonte's employment is terminated by the Company without Cause (as defined in the Labonte Employment Agreement). If Mr. Labonte's employment is terminated by the Company within twelve months after a Change in Control (as defined in the Labonte Employment Agreement) then the Company will pay Mr. Labonte a lump sum in cash within 15 days after the date of termination equal to one times the then current Annual Base Salary.

Swenson Employment Agreement

The Company had an employment agreement with the Former CEO, Mr. Swenson (the "Swenson Employment

Agreement"), for retention of his services as President and Chief Executive Officer of the Company. The term of the Swenson Employment Agreement commenced on October 24, 1997, the date of consummation of the Company's initial public offering and was terminated on April 24, 2008 in connection with Mr. Swenson's retirement agreement.  No severance or change in control arrangements were triggered by the termination of the Swenson Employment Agreement, and no such payments were made to Mr. Swenson in connection with the termination of the Swenson Employment Agreement.  Mr. Swenson resigned as CEO on June 30, 2008, retired from employment with the Company on September 30, 2008 and continues to serve as the Company's Chairman.

NON-EMPLOYEE DIRECTOR Compensation

For the 2008 fiscal year, directors who are not also officers of the Company were paid annual directors' retainers of $30,000.  Audit Committee members were paid an additional annual retainer fee of $2,000 and members of other committees are paid additional annual retainers of $1,000 for each committee.  The non-executive Chairman receives an annual retainer that is at least $20,000 higher than the highest paid non-employee director, or such other fee as determined by the Compensation Committee or the full board (excluding the Chairman) in its sole discretion. Directors are also eligible for grants under the 2005 Stock Plan.  We reimburse our non-employee directors for travel and lodging expenses that they incur in connection with their attendance of directors' meetings and meetings of shareholders of the Company.

Actual Fiscal 2008 Non-Employee Director Compensation

The following table shows the compensation paid to our non-employee directors for the 2008 fiscal year:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
James L. Fox	33,000	-	-	-	-	-	33,000
Richard C. Kimball	33,000	-	-	-	-	-	33,000
Pamela G. Sheiffer	32,000	-	-	-	-	-	32,000
Charles M. Waite	33,000	-	-	-	-	-	33,000
Frederick E. Webster, Jr.	32,000	-	-	-	-	-	32,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 16, 2009, certain information with respect to the beneficial ownership of our Common Stock by each (i) director, (ii) Named Executive Officer (iii) beneficial owner of more than 5% of either class of the outstanding Common Stock known to us, based on Securities and Exchange Commission filings and other available information and (iv) by all directors and executive officers of the Company as a group. This information is based upon information received from or on behalf of the individuals or entities named below, except as otherwise noted. The Class B Common Stock is convertible on a share-for-share basis into Class A Common Stock. The Class B Common Stock is entitled to ten votes per share and the Class A Common Stock is entitled to one vote per share. Beneficial ownership has been determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated in the footnotes below, we believe, based on the information furnished or otherwise available to us, the persons and entities named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws. Ownership percentages are based upon 4,812,342 shares of Class A Common Stock and 2,603,721 shares of Class B Common Stock outstanding as of March 20, 2009.

In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of such person, shares of Class A Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 16, 2009 were deemed to be outstanding. Such shares were not deemed to be outstanding, however, for the purpose of computing the percentage ownership of any other person.

	SHARES OF CLASS B COMMON STOCK BENEFICIALLY OWNED		SHARES OF CLASS A COMMON STOCK BENEFICIALLY OWNED
NAME AND ADDRESS OF BENEFICIAL OWNER (1)	NUMBER	PERCENT OF CLASS	NUMBER (2)	PERCENT OF CLASS (2)

North Star Investment Management Corp.(3) 20 North Wacker Drive, Suite 1416 Chicago, IL 60606	-	-	655,183	13.6%

Kuby Gottlieb Special Value Fund, LP(4) 20 North Wacker Drive, Suite1416 Chicago, IL 60606	-	-	423,986	8.8%

Dimensional Fund Advisors, Inc (5) 1299 Ocean Avenue Santa Monica, CA 90401	-	-	318,728	6.6%

Kurt M. Swenson (6) **	1,005,000	38.6%	1,135,000	19.5%
Kevin C. Swenson (7) Willougby Colby Rd. Warner, NH 03278	1,023,489	39.3%	1,023,489	17.5%
Robert Pope 46 Grand View Farm Road Barre, VT 05641-8335	144,875	5.3%	159,875	3.2%
Richard C. Kimball **	29,126	1.1%	102,126	2.1%
Charles M. Waite**	29,126	1.1%	45,000	*
James L. Fox**	-	-	5,000	*
Frederick E. Webster Jr.**	-	-	5,000	*
Donald Labonte (8)**	-	-	18,000	*
Pamela G. Sheiffer**	-	-	5,000	*
Paul H. Hutchins(9)**	-	-	27,200	*
Laura A. Plude (10)	-	-	8,000	*
All directors and executive officers as a group (9 persons)	1,063,252	38.8%	1,350,326	23.0%

** Named Executive Officer and/or Director * Less than 1%

(1)	The business address of each director and executive officer of the Company is c/o Rock of Ages Corporation, 560 Graniteville Road, Graniteville, Vermont 05654.

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

(3)	According to a Form 4 dated March 10, 2009, Northstar Investment Management Corp., in its capacity as an investment advisor or manager, may be deemed to be the beneficial owner of the listed shares.

(4)

According to a Schedule 13G dated January 8, 2009, Kuby Gottleib Special Value Fund, LP in its capacity as an investment advisor or manager, may be deemed to be the beneficial owner of the listed shares that are held of record by certain investment companies, trusts or other accounts it advises or manages.

(5)

 According to a Schedule 13G dated February 9, 2009, Dimensional Fund Advisors, Inc., in its capacity as an investment advisor or manager, may be deemed to be the beneficial owner of the listed shares that are held of record by certain investment companies, trusts or other accounts it advises or manages.

36

(6)

Kurt M. Swenson is the brother of Kevin C. Swenson. Includes 1,005,000 shares of Class B Common Stock and 130,000 shares of Class A Common Stock held by the Kurt M. Swenson Revocable Trust of 2000. Kurt M. Swenson, as the sole trustee of the Kurt M. Swenson Revocable Trust of 2000, beneficially owns such shares.

(7)	Kevin C. Swenson is the brother of Kurt M. Swenson.

(8)	Includes 15,000 shares of Class A Common Stock subject to currently exercisable stock options.

(9)	Includes 15,000 shares of Class A Common Stock subject to currently exercisable options.

(10)	Includes 5,000 shares of Class A Common Stock subject to currently exercisable options.

Equity Compensation Plan Information
The following table sets forth information regarding the Company's equity compensation plan as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	324,000	$4.06	323,333

Equity compensation plans not approved by security holders	None	None	None

Total	324,000	$4.06	323,333

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

Transactions with Related Persons, Promoters and Certain Control Persons

Transactions With Related Persons

In connection with and prior to its initial public offering in 1997, the Company effected a reorganization whereby, among other things, the Company's then parent corporation, Swenson Granite Company, Inc. ("Swenson Granite"), was merged with and into the Company, with the Company as the surviving corporation, and, immediately prior to such merger, Swenson Granite distributed its curb and landscaping business to its stockholders through a pro rata distribution of all of the member interests in a newly formed limited liability company named Swenson Granite Company LLC ("Swenson LLC"). Kurt M. Swenson, the Company's Chairman and Chief Executive Officer, and his brother Kevin C. Swenson, each own approximately 31% of Swenson Granite LLC. Certain other executive officers and directors of the Company collectively own approximately 9% of Swenson LLC. Kurt M. Swenson serves as a non-officer Chairman of the Board of Swenson LLC, but has no involvement with its day-to-day operations. Robert Pope, a holder of more than 5% of the Class B Common Stock, is Swenson LLC's President and Chief Executive Officer, and including shares owned by his wife and children, owns approximately 12% of Swenson LLC. Neither Kurt M. Swenson nor any other officer or director of the Company, receives salary, bonus, expenses or other compensation from Swenson LLC, except for any pro rata share of earnings attributable to their ownership interest in Swenson LLC.

Swenson LLC owns two granite quarries: one in Concord, New Hampshire and another in Woodbury, Vermont. Both have been owned by Swenson LLC (or its predecessor Swenson Granite) for more than 40 years. Because of the proximity of the Woodbury quarry to Barre, Vermont, the Company provides, and may continue to provide, certain maintenance services and parts to the Woodbury quarry and is reimbursed for the cost of such services. During 2008, the Company received approximately $12,000 for such maintenance services and parts. Both the Company and Swenson LLC have the right to terminate these services at any time. The Company also purchases Concord blocks and other products from Swenson LLC at market prices. The Company's purchases of granite provided by Swenson LLC in 2008 were approximately $45,000. Swenson LLC also purchases granite blocks and slabs from the Company. Such purchases amounted to approximately $19,000 in 2008. The Company believes these arrangements with Swenson LLC are not material and that they are on terms as favorable, or more favorable, to the Company than would be available from an unrelated party for comparable granite products. Both of Swenson LLC 's quarries produce gray granite primarily for curb and landscape use. Although Rock of Ages' gray granite from its Barre and Stanstead quarries is used primarily for memorial use, it may be in competition with Swenson LLC in some markets, including the supply of its gray granites for other than memorial use. Swenson LLC has supplied its Woodbury granite to manufacturers of government grave markers made for the Veterans' Administration for many years and Rock of Ages has not been in the business of selling or manufacturing its gray granites for use in Veterans markers.

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

In connection with the transaction, we entered into a five year supply agreement with PKDM and its operating subsidiary, North American Heritage Services, Inc. ("NAHS"), naming it as an authorized Rock of Ages retailer in the existing retail territories formerly serviced by its owned retail stores, and PKDM agreed to minimum annual memorial purchases from the Company of $3.5 million during each year of the five year term, excluding private mausoleums. PKDM's minimum purchase obligation under the Supply Agreement is subject to reduction if PKDM permanently closes or sells stores that were operated by them on the date of the original Supply Agreement. Pursuant to the Supply Agreement, the amount of such reduction is equal to the three year average annual purchases of closed or sold stores. Due to the closure or sale of a number of locations by PKDM during 2008, effective January 16, 2009 the parties agreed to revise the minimum purchase requirements to $1,780,000 for the year of the agreement ending on January 17, 2009 and to $1,210,000 for each of the remaining years of the initial term and any renewal term.

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

On April 24, 2008, we entered into a retirement agreement with Kurt M. Swenson (the "Swenson Retirement Agreement"), who was then our Chairman and CEO.  Pursuant to the Swenson Retirement Agreement, Mr. Swenson agreed to retire as CEO on June 30, 2008.  The Swenson Retirement Agreement provided that he would remain an employee of the Company until September 30, 2008, and during that time would assist in transition of a new CEO of the Company.  We agreed to pay Mr. Swenson at his current salary until September 30, 2008.  Upon his retirement, Mr. Swenson agreed to continue to serve as Chairman of the Board of Directors, and in light of his additional duties as Chairman, we agreed to pay Mr. Swenson an annual non-executive Chairman's fee that is at least $20,000 higher than the next highest paid member of the Board of Directors.

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

Director Independence

The Board of Directors has determined that each of our directors, other than Mr. Swenson, is independent under the listing standards of The Nasdaq Stock Market, Inc.  Mr. Swenson serves as our Chairman, and until June 30, 2008, served as our CEO.  Therefore, the Board of Directors determined that he is not independent under the listing standards of the Nasdaq Stock Market, Inc. In making its independence determinations, the Board of Directors reviewed transactions and relationships, if any, between the director or any member of his or her immediate family and us or one or more of our subsidiaries or affiliates based on information provided by the director, Company records and publicly available information.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid by Rock of Ages for the audit and other services provided by Grant Thornton LLP and its affiliates for fiscal 2008 and 2007. The Audit Committee considered all of these services rendered by Grant Thornton LLP and its affiliates to be compatible with the maintenance of Grant Thornton LLP's and its affiliates' independence.

The Audit Committee did not utilize the de minimis exception to the pre-approval requirements to approve any services provided by Grant Thornton LLP and its affiliates during fiscal 2008.
	2008	2007
Audit Fees (1)	$361,500	$539,352
Tax Fees (2)	81,830	71,353
All Other Fees	-	-
Total	$443,330	$610,705

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

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings, including out of pocket expenses.

(2)	For 2008, tax fees included $9,000 for tax consultations related to the filing of the IRS Form 338(h)(10) election which was an election to treat the stock sale of the retail division as an asset sale for tax purposes. For 2007 tax fees included solely tax compliance fees.

PART IV

ITEM 15.		EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of or are included in this Annual Report on Form 10-K and are incorporated herein by reference:

	1.	The financial statements listed in the Index to Consolidated Financial Statements and Financial Statement Schedule, filed as part of this Annual Report on Form 10-K.

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

40

10.3*

Employment Agreement of Kurt M. Swenson (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.4*

Employment Agreement of Douglas S. Goldsmith dated May 25, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on June 16, 2006)

10.5*

Employment Agreement of Michael B. Tule dated May 25, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on June 16, 2006)

10.6*

Amendment No. 1 to Employment Agreement of Kurt M. Swenson dated April 20, 2006 (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 and filed with the Securities and Exchange Commission on August 14, 2006)

10.7*

Amendment to Salary Continuation Agreement of Kurt M. Swenson dated April 20, 2006 (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 and filed with the Securities and Exchange Commission on August 14, 2006)

10.8*

Retirement Agreement of Kurt M. Swenson dated April 28, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2008)

Severance Agreement and General Release dated May 22, 2006 between Rudolph R. Wrabel and the Company (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on May 26, 2006)

10.10*

Severance Agreement and General Release dated May 22, 2006 between Caryn A. Crump and the Company (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on May 26, 2006)

10.11*

Form of Salary Continuation Agreement (incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.12

Form of Collective Bargaining Agreement dated as of April 29, 2006 by and between Rock of Ages Corporation and the Granite Cutter's Association (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 and filed with the Securities and Exchange Commission on August 14, 2006)

10.13

Form of Side Letter Agreement dated April 29, 2006 by and between the Granite Cutter's Association and Rock of Ages Corporation  (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 and filed with the Securities and Exchange Commission on August 14, 2006)

10.14

Form of Collective Bargaining Agreement dated as of April 29, 2006 by and between Rock of Ages Corporation and the Granite Cutter's Association  (incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 and filed with the Securities and Exchange Commission on April 2, 2007)

10.15

Form of Side Letter Agreement dated April 29, 2006 by and between the Granite Cutter's Association and Rock of Ages Corporation  (incorporated herein by reference to Exhibit 10.124to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 and filed with the Securities and Exchange Commission on April 2, 2007)

41

10.16

Credit Facility dated as of June 25, 1997 between Royal Bank of Canada and Rock of Ages Canada, Inc., Rock of Ages Quarries Inc. and Rock of Ages Canada Inc. (incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.17

Twelfth Amendment and Consent to Financing Agreement dated as of October 30, 2006, by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Pennsylvania Granite Corporation, Rock of Ages Memorials, Inc. and Sioux Falls Monument Company (incorporated herein by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on November 1, 2006)

10.18

Thirteenth Amendment and Consent to Financing Agreement dated as of March 29, 2007, by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Pennsylvania Granite Corporation, Rock of Ages Memorials, Inc. and Sioux Falls Monument Company  (incorporated herein by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 and filed with the Securities and Exchange Commission on April 2, 2007)

10.19

Supply Agreement dated as of January 11, 2002 by and between Rock of Ages Corporation and Adams Granite Co., Inc. (incorporated herein by reference to exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and filed with the Securities and Exchange Commission on April 1, 2002)

10.20

Amendment to Supply Agreement dated as of January 1, 2004 by and between Rock of Ages Corporation and Adams Granite Co., Inc. (Incorporated by reference to Exhibit 10.2 to the Company's annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed with the Commission on April 2, 2007)

10.21

Amendment No. 2 to Supply Agreement dated as of January 16, 2007 by and between Rock of Ages Corporation and Adams Granite Co., Inc. (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed with the Commission on April 2, 2007)

10.22

Purchase and Sale Agreement and related exhibits dated July 28, 2006 by and between Rock of Ages Corporation, Carolina Quarries, Inc. and New England Stone Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q For the quarterly period ended September 30, 2006 and filed with the Securities and Exchange Commission on November 13, 2006)

10.23

Amendment No. 1 to Purchase and Sale Agreement and related exhibits dated October 19, 2006 by and between Rock of Ages Corporation, Carolina Quarries, Inc. and New England Stone Industries, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q For the quarterly period ended September 30, 2006 and filed with the Securities and Exchange Commission on November 13, 2006)

10.24

Stock Purchase Agreement dated as of January 17, 2008 by and between PKDM Holdings, Inc. and Rock of Ages Corporation. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on January 23, 2008)

10.25

Termination Agreement and General Release dated January 17, 2008 by and between Richard M. Urbach and the Company (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and filed with the Commission on March 31, 2008)

10.26

Authorized Retailer Supply and License Agreement dated as of January 17, 2008 by and between the Company, PKDM Holdings, Inc., North American Heritage Services, Inc., Keith Monument Company, LLC, and Sioux Falls Monument Co., LLC (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and filed with the Commission on March 31, 2008) †

10.27

Amendment No. 1 to Supply Agreement dated as of January 16, 2009 (executed and delivered March 10, 2009) by and between Rock of Ages Corporation and PKDM Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on March 11, 2009)

42

10.28

Amended and Restated Financing Agreement  dated October 24, 2007 by and between The CIT Group/Business Credit, Inc. and Carolina Quarries, Inc., Pennsylvania Granite Corp., Keith Monument Company, LLC, Rock of Ages Memorials, Inc., Sioux Falls Monument Co., and the Company. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on October 25, 2007)

10.29

First Amendment to Amended and Restated Financing Agreement dated March 30, 2009 by and between The CIT Group/Business Credit, Inc. and Carolina Quarries, Inc., Pennsylvania Granite Corp., Keith Monument Company, LLC, Rock of Ages Memorials, Inc., Sioux Falls Monument Co., and the Company. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on March 31, 2009)

10.30

Letter from The CIT Group/Business Credit, Inc. to Carolina Quarries, Inc., Pennsylvania Granite Corp., Keith Monument Company, LLC, Rock of Ages Memorials, Inc., Sioux Falls Monument Co., and the Company consenting to sale of the Company's retail division (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and filed with the Commission on March 31, 2008)

10.31

Supplemental Retirement Plan for Donald Labonté dated as of January 1, 2007 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and filed with the Commission on March 31, 2008)

10.32

Employment Agreement of Donald M. Labonte dated as of July 1, 2008 (executed and delivered on August 26, 2008) (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on August 28, 2008)

11.	Statement re: computation of per share earnings (incorporated herein by reference to Note (1)(n) of the Company's consolidated financial statements (filed herewith))

21.	Subsidiaries of the Company

23.1	Consent of Grant Thornton LLP

31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*      This exhibit is a management contract or compensatory plan or arrangement.

†      Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

43

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2008 and 2007

(With Report of Independent Registered Public Accounting Firm Thereon)

44

ROCK OF AGES CORPORATION AND SUBSIDIARIES
 Table of Contents

45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Rock of Ages Corporation:

We have audited the accompanying consolidated balance sheets of Rock of Ages Corporation (a Delaware Corporation) and subsidiaries (collectively, the "Company") as of December 31, 2008 and 2007 and the related statements of operations, stockholders' equity and comprehensive loss, and cash flows for the years then ended. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rock of Ages Corporation and subsidiaries as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Boston, Massachusetts March 31, 2009

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$888,099	$1,960,512
Trade receivables, less allowance for doubtful accounts of $227,920 in 2008 and $131,825 in 2007	13,314,324	11,712,693
Inventories	16,839,448	21,679,833
Income taxes receivable	135,682	98,336
Other current assets	1,425,065	1,768,736
Assets held for sale	477,274	-
Current assets of discontinued operation	-	14,266,459
Total current assets	33,079,892	51,486,569

Property, plant and equipment:
Granite reserves and development costs	16,300,376	16,098,666
Land	3,963,610	4,283,516
Buildings and improvements	10,950,292	13,155,111
Machinery and equipment	27,304,228	26,818,110
Furniture and fixtures	965,006	1,128,021
Construction-in-process	292,029	441,988
	59,775,541	61,925,412
Less accumulated depreciation, depletion and amortization	29,777,079	30,139,159
Net property, plant and equipment	29,998,462	31,786,253

Other assets:
Cash surrender value of life insurance policies	132,184	186,454
Identified intangible assets, net	570,954	382,933
Goodwill	387,156	387,156
Debt issuance costs, net	143,381	155,823
Other long-term assets	130,833	259,512
Total other assets	1,364,508	1,371,878

Total assets	$64,442,862	$84,644,700

ROCK OF AGES CORPORATION AND SUBSIDIARIES
 Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under line of credit	$7,428,085	$10,498,386
Current maturities of long-term debt	39,839	5,191,044
Trade payables	1,334,125	1,793,503
Accrued expenses	2,225,986	2,303,048
Salary continuation and other post-employment liabilities	567,274	583,801
Customer deposits	453,595	746,608
Liabilities of discontinued operation	-	6,748,236
Total current liabilities	12,048,904	27,864,626

Long-term debt, net of current maturities	14,381,488	14,158,177
Salary continuation liabilities, net of current portion	5,381,913	5,530,678
Accrued pension cost	9,025,673	3,668,281
Accrued post-employment benefit cost	1,622,671	1,574,791
Other liabilities	1,523,338	1,322,474
Deferred tax liabilities	27,421	54,937
Total liabilities	44,011,408	54,173,964

Commitments and contingencies

Stockholders' equity:
Preferred stock - $0.01 par value; 2,500,000 shares authorized; none issued	-	-
Common stock - Class A, $0.01 par value; 30,000,000 shares authorized; 4,812,342 and 4,677,467 shares issued and outstanding as of December 31, 2008 and 2007, respectively	48,124	46,775
Common Stock - Class B, $0.01 par value; 15,000,000 shares authorized; 2,603,721 and 2,738,596 shares issued and outstanding as of December 31, 2008 and 2007	26,037	27,386
Additional paid-in capital	65,688,524	65,656,658
Accumulated deficit	(35,547,869)	(33,352,380)
Accumulated other comprehensive loss	(9,783,362)	(1,907,703)
Total stockholders' equity	20,431,454	30,470,736

Total liabilities and stockholders' equity	$64,442,862	$84,644,700

See accompanying notes to consolidated financial statements

ROCK OF AGES CORPORATION AND SUBSIDIARIES
 Consolidated Statements of Operations
Years ended December 31, 2008 and 2007

	2008	2007
Net revenues:
Quarry	$28,685,500	$29,292,419
Manufacturing	27,183,365	26,253,337
Total net revenues	55,868,865	55,545,756

Cost of goods sold:
Quarry	21,332,267	22,889,256
Quarry inventory write-down	3,929,686	-
Manufacturing	19,715,534	18,036,488
Total cost of goods sold	44,977,487	40,925,744

Gross profit:
Quarry	3,423,547	6,403,163
Manufacturing	7,467,831	8,216,849
Total gross profit	10,891,378	14,620,012

Selling, general and administrative expenses:
Quarry	2,266,873	3,061,465
Manufacturing	4,382,813	4,214,275
Corporate overhead	3,635,699	5,187,083
Impairment of long-lived assets	1,348,253	-
Impairment of investment in and advances to affiliate	-	1,361,329
Insurance recovery - quarry asset	-	(211,811)
Foreign exchange (loss) income	(27,071)	119,712
Other income, net	(424,555)	(159,017)
Total selling, general and administrative expenses	11,182,012	13,573,036

Income (loss) from operations	(290,634)	1,046,976

Interest expense, net	1,367,564	1,843,667

Loss from continuing operations before income taxes	(1,658,198)	(796,691)

Provision for income taxes	394,980	535,867

Loss from continuing operations	(2,053,178)	(1,332,558)

Discontinued operations, including impairment charge of $5,908,509 in 2007	(142,311)	(5,223,924)

Net loss	$(2,195,489)	$(6,556,482)

Net loss per share - basic and diluted:
Loss from continuing operations	$(0.28)	$(0.18)
Discontinued operations	(0.02)	(0.70)
Net loss per share	$(0.30)	$(0.88)

Weighted average number of common shares outstanding - basic and diluted	7,416,063	7,416,063

See accompanying notes to consolidated financial statements.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
 Consolidated Statements of Stockholders' Equity and Comprehensive Loss
Years ended December 31, 2008 and 2007

	CLASS A COMMON STOCK	CLASS B COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS' EQUITY

Balance at December 31, 2006	$46,608	$27,386	$65,550,908	$(26,795,898)	$(6,328,348)	$32,500,656

Comprehensive loss:
Net loss	-	-	-	(6,556,482)	-	(6,556,482)
Cumulative translation adjustment	-	-	-	-	1,854,349	1,854,349
Net unrealized loss on securities available for sale	-	-	-	-	(111,800)	(111,800)
Pension liability adjustment, net	-	-	-	-	2,678,096	2,678,096
Total comprehensive loss						(2,135,837)
Stock compensation expense	-	-	5,581	-	-	5,581
Exercise of stock options	167	-	100,169	-	-	100,336

Balance at December 31, 2007	$46,775	$27,386	$65,656,658	$(33,352,380)	$(1,907,703)	$30,470,736

Comprehensive loss:
Net loss	-	-	-	(2,195,489)	-	(2,195,489)
Cumulative translation adjustment	-	-	-	-	(2,020,538)	(2,020,538)
Net unrealized loss on securities available for sale	-	-	-	-	(94,600)	(94,600)
Pension liability adjustment, net	-	-	-	-	(5,760,521)	(5,760,521)
Total comprehensive loss						(10,071,148)
Stock compensation expense	-	-	31,866	-	-	31,866
Conversion of Common Stock	1,349	(1,349)	-	-	-	-

Balance at December 31, 2008	$48,124	$26,037	$65,688,524	$(35,547,869)	$(9,783,362)	$20,431,454

See accompanying notes to consolidated financial statements.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net loss	$(2,195,489)	$(6,556,482)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of discontinued operations	-	5,908,509
Impairment of investment in and advances to affiliate	-	1,361,329
Impairment of long-lived asset	1,348,253	-
Write-down of inventory	3,929,686	-
Other than temporary impairment on investment	93,640	-
Loss (gain) on sale of assets	(197,061)	269,055
Depreciation, depletion and amortization	2,399,793	3,729,739
Deferred taxes	(21,327)	(9,770)
Stock compensation expense	31,866	5,581
Decrease (increase) in cash surrender value of life insurance policies	54,271	(18,486)
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	(1,942,652)	842,295
Decrease (increase) in inventories	11,623	(1,158,637)
Decrease (increase) in other current assets	106,555	(203,068)
Decrease (increase) in other assets	(88,203)	223,700
Increase (decrease) in trade payables and accrued expenses	(657,309)	(879,428)
Increase (decrease) in customer deposits	(293,014)	(117,124)
Increase (decrease) in salary continuation, pension and post-employment liabilities	(497,180)	16,100
Increase (decrease) in other liabilities	200,865	170,062
Net cash provided by operating activities	2,284,317	3,583,375

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,088,531)	(1,279,061)
Purchase of intangible asset	(179,197)	-
Proceeds from sale of assets	473,032	114,385
Proceeds from sale of retail division	7,716,604	-
Net cash provided by (used in) investing activities	4,921,908	(1,164,676)

Cash flows from financing activities:
Net repayments under line of credit	(3,070,301)	(2,719,226)
Principal payments on long-term debt	(4,923,910)	(1,628,252)
Stock options exercised	-	100,335
Debt issuance costs	(24,101)	(161,195)
Net cash used in financing activities	(8,018,312)	(4,408,338)

Effect of exchange rate changes on cash and cash equivalents	(260,326)	605,056

Net decrease in cash and cash equivalents	(1,072,413)	(1,384,583)

Cash and cash equivalents, beginning of year	1,960,512	3,345,095

Cash and cash equivalents, end of year	$888,099	$1,960,512

See accompanying notes to consolidated financial statements.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
 Consolidated Statements of Cash Flows, continued

Years ended December 31, 2008 and 2007

	2008	2007
Supplemental cash flow information:
Cash paid during the year for:
Interest	$1,405,359	$2,664,493
Income taxes	550,772	540,756

Supplemental non-cash investing and financing activities:

The Company recorded an adjustment due to a decrease in the funded status of the pension plans of $5,760,520 in 2008. In 2007, the Company recorded an adjustment due to an increase in the funded status of the pension plans of $2,678,096.

See accompanying notes to consolidated financial statements.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

December 31, 2008 and 2007

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In this report, the terms "Company," "we," "us," or "our" mean Rock of Ages Corporation and all subsidiaries included in our consolidated financial statements. Rock of Ages was founded in 1885 and is an integrated granite quarrier and manufacturer whose principal product is granite memorials used primarily in cemeteries. We own and operate nine active quarry properties and five manufacturing and sawing facilities in North America, principally in Vermont and the Province of Quebec. Until the retail division was sold on January 17, 2008, we marketed and distributed our memorials on a retail basis through approximately eighty Company-owned retail sales outlets in sixteen states. We sell memorials wholesale to approximately 115 independent authorized Rock of Ages retailers in the United States as well as approximately 116 retailers in Canada.

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

The Company had approximately $873,000 and $1,945,000 of cash and cash equivalents in foreign banks at December 31, 2008 and 2007, respectively.

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

Depreciation expense amounted to $2,117,274 and $3,412,743 in 2008 and 2007, respectively.

Cost depletion and amortization of granite reserves and development costs are charged to operations based on cubic feet produced in relation to estimated reserves of the property. Cost depletion and amortization charged to operations amounted to $126,124 and $148,756 in 2008 and 2007, respectively.

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

ROCK OF AGES CORPORATION AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

December 31, 2008 and 2007

142, "Goodwill and other Intangible Assets" ("SFAS No. 142"). In accordance with SFAS No. 142 the Company tests goodwill for impairment annually and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Goodwill is tested for impairment using a two-step process. The first step is to determine if there is an impairment based on the estimated fair value of the reporting units compared to the carrying value and the second step, if necessary, is to determine the amount of the impairment.

During the fourth quarter of 2008, based on a combination of factors, including a sustained decline in the Company's market capitalization, the Company concluded that there were sufficient indicators to require the Company to perform an interim goodwill impairment analysis as of December 31, 2008. Accordingly, the Company performed a step 1 impairment assessment of its goodwill by reporting unit and determined that the estimated fair value exceeded its carrying value and therefore passing step 1. The estimated fair value of the reporting unit was determined using a discounted cash flow as the best evidence of fair value. There can be no assurance that goodwill will not become impaired in future periods.  The Company performs its annual impairment test in the first quarter.  All of the Company's goodwill is assigned to the Quarry Segment.

(f)	DEBT ISSUANCE COSTS

The Company amortizes debt issuance costs using the straight-line method over the term of the related borrowing. Amortization expense was $36,543 and $68,210 in 2008 and 2007, respectively, and is reported with interest expense in the accompanying consolidated statements of operations.

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

ROCK OF AGES CORPORATION AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

December 31, 2008 and 2007

In July 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109, Accounting for Income Taxes", ("FIN 48"). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 effective January 1, 2007. The implementation of this interpretation had no impact on our financial statements and we continue to have no unrecognized tax benefits or liabilities as a result of adopting FIN 48.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to use estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change are the estimated useful lives of property, plant and equipment, the deferred tax asset valuation allowance, actuarial assumptions affecting pension and other post-employment plan accounting, inventory valuation, the allowance for doubtful accounts receivable and long-lived asset impairments.

(l)	IMPAIRMENT OF LONG-LIVED ASSETS
The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to estimated, undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

December 31, 2008 and 2007

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

At our Barre, Vermont quarries, we allow customers to purchase granite blocks and at their request we store the blocks for them. Many of our customers do not have adequate storage space at their facilities and want to ensure an adequate supply of blocks, especially when the Barre quarries are closed from mid-December through mid-March because of weather. Our quarry division recognizes revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104").  Blocks are sold when the customer selects and identifies the block at the quarry site, requests the block be stored and they have significant business reasons to do so. At that time, the block is removed from inventory, the customer's name is printed on the block, and title and risk of ownership passes to the buyer. The customer is invoiced and normal payment terms apply, except in the case of December terms described below. Granite blocks owned by customers remain on our property for varying periods of time after title passes. We retain a delivery obligation using our trucks. However, we consider the earnings process substantially complete because the cost of delivery service is inconsequential (less than 3%) in relation to the selling price. Further, under industry terms of trade, title passes and the payment obligation is established when the block is identified at the quarry.

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

Manufacturing

We record revenue related to internally transferred granite only after the granite is manufactured into a finished product and sold to an outside customer. Manufacturing revenues related to outside customers are recorded when the finished product is shipped from our facilities or set in a cemetery, if we are responsible for the setting, which is when risk of ownership transfers to the customer, persuasive evidence of an arrangement exists and collectibility is reasonably assured. Prior to the sale of the retail division in January 2008, manufacturing revenues related to internally transferred finished products to our former retail stores were recorded when ultimately sold to an outside customer.

Retail
Until we sold the retail division on January 17, 2008, retail revenues were recorded when the finished monument was placed in a cemetery, which is when risk of ownership transfers to the customer, persuasive evidence of an arrangement exists and collectibility is reasonably assured.

Freight
The Company accounts for freight in accordance with Emerging Issues Task Force Consensus No. 00-10, "Accounting for Shipping and Handling Fees and Costs". Amounts charged to customers for shipping product are included in revenues and the related costs are classified in cost of sales.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

December 31, 2008 and 2007

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

	Foreign Currency Translation	Unfunded Pension Liability	Investment Available For Sale	Accumulated Other Comprehensive Loss
Balance at December 31, 2006	$1,671,396	$(8,145,944)	$146,200	$(6,328,348)
Other comprehensive income for the year	1,854,349	2,678,096	(111,800)	4,420,645
Balance at December 31, 2007	$3,525,745	$(5,467,848)	$34,400	$(1,907,703)
Other comprehensive loss for the year	(2,020,538)	(5,760,521)	(94,600)	(7,875,659)
Balance at December 31, 2008	$1,505,207	$(11,228,369)	$(60,200)	$(9,783,362)

Included in other comprehensive income/loss was a reclassification adjustment of $86,000 in 2008 and $0 in 2007 for the investment available for sale. Included in other comprehensive income/loss was a reclassification adjustment of $172,000 and $232,000 in 2008 and 2007, respectively for the unfunded pension liability.

(p)	INVESTMENTS

Through its wholly owned subsidiary, Max Mining, the Company has a 1/3-equity interest in VIKA, Ltd., a Ukrainian closed stock company that owns the rights to quarry stone known as "Galactic Blue" on certain property located in the Ukraine. As of December 31, 2007, the Company wrote-off its investment in VIKA.  See note 11 for additional discussion of this decision.

The Company owns common stock of a public company, representing an equity interest of less than 20%, where we do not exercise significant influence over the operating and financial policies of the investee. This investment is accounted for as available for sale in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and is carried at fair market value with unrecognized gain or loss recorded in accumulated other comprehensive loss. As of December 31, 2008 the Company determined that the stock had experienced an impairment in value that was other than temporary and as a result the Company recorded a loss of $94,000.

(q)	ADVERTISING EXPENSES

Advertising costs are expensed as incurred, and amounted to $173,000 and $272,000 in 2008 and 2007, respectively.

(r)	WARRANTY

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

December 31, 2008 and 2007

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

Receivables relate to amounts due from customers of each of our segments.  The Company generally requires collateral in the form of a deposit, the amount of which depends upon the length of the relationship with the customer, past payment history of the customer and other factors.  In the case of most foreign transactions, a letter of credit securing payment is required. To reduce credit risk, credit assessments are performed prior to accepting an initial order from most quarry and manufacturing customers. Trade accounts receivable are recorded at the invoiced amount and do not bear interest.

The estimated allowance for doubtful accounts receivable is based, in large part, upon judgments and estimates of inherent losses. The Company determines the allowance based on a specific evaluation of delinquent accounts and considers a number of factors, including the length of time trade accounts receivable are past due and previous loss experience. Accounts receivable determined to be losses are written off against the allowance; any recoveries of receivables previously written off are credited to the allowance when received.

(u)	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements", for its financial assets and liabilities. SFAS No. 157 establishes a new framework for measuring fair value and expands disclosure requirements. SFAS No. 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants.

SFAS No. 157's valuation techniques are based on observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs have created the following fair value hierarchy:

  Level 1-  Quoted prices for identical instruments in active markets.

  Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant value drivers are observable.

  Level 3 - Valuations derived from valuation techniques in which significant value drivers are unobservable.

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the short-term nature of these instruments. Investment securities are carried at fair value using level one inputs. Our long-term and short-term debt instruments bear interest at variable rates, which at December 31, 2008 we estimated to be below market. If this debt was at market rates we estimate the carrying value would be approximately $1.8 million more.

(v)	RECENT ACCOUNTING PRONOUNCEMENTS

ROCK OF AGES CORPORATION AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

December 31, 2008 and 2007

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141(R)"). This statement improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. SFAS No. 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent on acquisitions subsequent to that time.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB No. 133". ("SFAS No. 161"). This statement amends SFAS No. 133 by requiring enhanced disclosures about an entity's derivative instruments and hedging activities, but does not change SFAS No. 133's scope or accounting. SFAS No. 161 requires increased qualitative, quantitative and credit-risk disclosures about the entity's derivative instruments and hedging activities. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with earlier adoption permitted. We do not expect the adoption of this standard to have an effect on our financial position or results of operations.

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

In December 2008, the FASB issued FASB Staff Position ("FSP") FAS No. 132(R)-1, "Employer's Disclosures about Postretirement Benefit Plan Assets." This FSP amends SFAS No. 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefits - An Amendment of FASB Statements No. 87, 88, and 106" to require more detailed disclosures about plan assets of a defined benefit pension or other postretirement plan, including investment strategies; major categories of plan assets; concentrations of risk within plan assets; inputs and valuation techniques used to measure the fair value of plan assets; and the effect of fair-value measurements using significant unobservable inputs on changes in plan assets for the period. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009, with earlier application permitted. We do not expect the adoption of this standard to have an effect on our financial position or results of operations.

(2)	OPERATING MATTERS AND LIQUIDITY

In recent years the Company has experienced significant net losses principally due to expansion and subsequent sale of its former retail operations, the valuation allowance established against deferred tax assets, an inventory write-down and impairment charges for a certain investment and long-lived asset.  During the past four years, such losses totaled approximately $30 million contributing to an accumulated deficit at December 31, 2008 of $35.5 million. During this period, the Company had increased its borrowings over the first three years by $6.2 million but decreased borrowings by $8 million during 2008.

Beginning in the second half of 2005 through 2008, management has taken numerous actions to reduce expenses. Most significantly, the Company consummated the sale of its retail division in January 2008 at which time it received cash of approximately $7.7 million which was partially used to reduce debt.  See note 15 for additional discussion of this transaction.

With the disposition of its retail division and other cost cutting actions taken in its other operating segments, the Company achieved improved results in 2008. While its overall results improved in 2008, they were adversely affected by a non-cash impairment charge of the former main office building and an inventory write-down which totaled $5.3 million. In the past two years we have had positive cash flow from operations and have been able to reduce debt by $12.3 million while still investing $4.4 million in purchases of property, plant and equipment.

As a result of the actions taken in prior years, management believes that the Company will operate at a profit in 2009, will generate positive cash flows and will remain in compliance with all financial covenants of its debt agreement.

(3)	GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Goodwill and identified intangible assets consist of the following at December 31, 2008 and 2007:

	ESTIMATED USEFUL LIFE	2008	2007
Goodwill	Indefinite	$387,156	$387,156

Customer lists	5 -10 Years	$617,875	$310,000
Less accumulated amortization		(176,567)	(89,125)
Total customer lists		441,308	220,875

Covenants not to compete	5 Years	$342,123	$342,123
Less accumulated amortization		(212,477)	(180,065)
Total covenants not to compete		129,646	162,058

Total other identified intangible assets		$570,954	$382,933

ROCK OF AGES CORPORATION AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

December 31, 2008 and 2007

Amortization expense was $119,854 and $100,029 in 2008 and 2007, respectively.

Estimated future amortization expense related to identified intangible assets is as follows:

Year Ending December 31

2009	$126,270
2010	126,270
2011	126,270
2012	126,270
2013	31,000
Thereafter	35,000
(4)	INVENTORIES

Inventories consist of the following at December 31, 2008 and 2007:
.	2008	2007
Raw materials	$11,610,189	$15,689,151
Work-in-process	1,165,909	1,077,019
Finished goods and supplies	4,063,350	4,913,663
	$16,839,448	$21,679,833

The finished goods and supplies inventory includes $2,075,000 and $2,125,000 of retail display inventory as of December 31, 2008 and December 31, 2007, respectively that is located at various retail locations and is consigned to PKDM Holdings Inc., ("PKDM") the owners of the Company's former retail division. PKDM is responsible for purchasing this inventory at the Company's book value as it is sold plus any inventory remaining after the tenth anniversary of the transaction.

During the fourth quarter of 2008, the Company reevaluated the current quantities of second grade or "B" block inventory at its export quarries, Bethel, Salisbury and Gardenia.  Due to escalating freight costs, which now can account for up to 50% of the selling price of blocks, as well as the continued downturn in the global economy, fewer customers are willing to purchase "B" blocks.   Based on these circumstances the Company has estimated that approximately $3.9 million of this inventory to be excessive as of December 31, 2008 and, accordingly, recorded the write-down during the fourth quarter of 2008.

(5)	COMMITMENTS AND CONTINGENCIES

Leases

The Company has several non-cancelable operating leases for land, vehicles and office space. Rental expense for all operating leases, including leases in 2007 for former retail locations, was $204,142 and $1,117,739 in 2008 and 2007, respectively.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Year Ending December 31,
2009	$200,003
2010	195,773
2011	185,307
2012	178,796
2013	165,545
Thereafter	130,477
$1,055,901

ROCK OF AGES CORPORATION AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

December 31, 2008 and 2007

The Company also is the lessor of certain parcels of land and buildings. The leases expire at various times through 2028. Rental income was $148,228 and $173,137 in 2008 and 2007, respectively. Future minimum rentals to be received under non-cancelable leases are as follows:

Year Ending December 31
2009	$118,591
2010	112,282
2011	77,983
2012	64,142
2013	75,680
Thereafter	560,279
$1,008,957

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

The Supply Agreement with Adams was further amended on January 16, 2007 waiving the Company's failure to meet the minimum order required for 2006 and adding the $225,000 shortfall from 2006 to the minimum order obligation for 2007.  The minimum order obligation for 2008 remained the same as under the first amendment.

The third amendment to the Supply Agreement with Adams was entered into on June 11, 2008 waiving the Company's failure to meet the minimum order required for 2007. Under the new agreement each company agrees to extend the term of the supply agreement to include the period from January 11, 2009 to January 10, 2010.  The minimum order obligation under the extended term is $1,150,000 for 2008 and $1,200,000 for the final year. The Company exceeded its minimum order obligation for 2008.

Litigation

The Company is party to legal proceedings that arise from time to time in the ordinary course of its business. While the outcome of these proceedings cannot be predicted with certainty, management based on its discussions with legal counsel, does not expect these matters to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Other commitments

The Company has an employment agreement with one of its executive officers that includes a change in control provision.  It provides for the lump-sum payment of an amount equal to one year's salary and certain other benefits in the event of a change in control of the Company.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

December 31, 2008 and 2007

(6)	CREDIT FACILITY

In October 2007, the Company entered into a new credit facility (the "Facility") with its existing lenders, the CIT Group/Business Credit and Chittenden Trust Company ("Lenders") that is scheduled to expire in October 2012 and is secured by substantially all assets of the Company located in the United States. The Facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable, inventory and certain fixed assets less standby letters of credit. Amounts outstanding were $7,428,085 and $14,106,939 as of December 31, 2008 and $10,478,260 and $19,021,439 as of December 31, 2007, on the revolving credit facility and the term loan line of credit, respectively.  Availability under the revolving credit facility was $10,501,457 as of December 31, 2008.  The weighted average interest rate was 4.72% and 7.56% on the revolving credit facility in 2008 and 2007, respectively. The Facility places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, make capital expenditures, repurchase stock and make investments or guarantees, without pre-approval by the Lenders.

Prior to the completion of the sale of the retail division in January 2008, the Company sought and received all required approvals from the Lenders.  In connection with this transaction, the Lenders required that the Company repay $4.5 million of its term loan which was included with the current maturities of long-term debt in the accompanying balance sheet at December 31, 2007. The remainder of the proceeds were applied to the revolving credit facility.

Minimum Fixed Charge Coverage Ratio. The Facility requires the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA), to the sum of income taxes paid, capital expenditures, interest and scheduled debt repayments be at least 1.00 for any trailing twelve-month period at the end of each quarter through December 31, 2008 and 1.10 beginning with the first quarter of 2009. Primarily as a result of operating losses in 2006 and first quarter 2007, we were in violation of this covenant in the first quarter of 2007 and received a waiver of this covenant from the Lenders. Due to the non-cash impairment charges on the write-down of inventory and the corporate building we were in violation of the covenant at December 31, 2008. We received a waiver of this covenant from the Lenders and amended the agreement. As a result of the amendment the unused line fee went from .25% to .50% and the existing interest rate pricing grid was changed as follows:

	Revolving Credit Facility	Term Loan

Previous Rate Formula	Prime or Libor +2%	Prime + .25% or Libor +2.25%
Amended Rate Formula	Prime + 3% or Libor + 4%	Prime + 3.5% or Libor + 4.5%

Total Liabilities to Net Worth Ratio. Our Facility also requires that the ratio of our total liabilities to net worth (the "Leverage Ratio") not exceed 2.0. The Leverage Ratio excludes from the calculation the change in tangible net worth directly resulting from the Company's compliance with SFAS No. 158 of up to $6 million. In relevant part, SFAS No. 158 required us to place on our books certain unrecognized and unfunded retirement liabilities beginning December 31, 2006. As of December 31, 2008, we were in compliance with the Leverage Ratio covenant.

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

The rates in effect as of December 31, 2008 were as follows:

ROCK OF AGES CORPORATION AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

December 31, 2008 and 2007

	Amount Outstanding	Formula	Effective Rate

Revolving Credit Facility	$7.4 million	Prime	3.25%
Term Loan	14.1 million	Prime + 0.25 pts.	3.50%

The Company's Canadian subsidiary has a line of credit agreement with the Royal Bank of Canada that is renewable annually. Under the terms of this agreement, a maximum of $4.0 million CDN may be advanced based on eligible accounts receivable, eligible inventory, and tangible fixed assets.  The line of credit bears interest at the U.S. prime rate. There was $0 CDN and $20,000 CDN outstanding as of December 31, 2008 and 2007, respectively.

(7)	LONG-TERM DEBT

Long-term debt at December 31, 2008 and 2007 consists of the following:

	2008	2007
Term loan - interest at 3.50% at December 31, 2008 (see note 6), due October 2012, secured by substantially all assets of the Company	$14,106,939	$19,021,439
Note payable - Former employee, interest at 8%, payable in monthly payments of $2,593, unsecured, due January 2021	239,546	250,995
Note payable - Vehicles, interest at 0.0%, monthly payments ranging from $330 to $800	74,842	76,787
	14,421,327	19,349,221
Less current maturities	39,839	5,191,044

Long-term debt, excluding current maturities	$14,381,488	$14,158,177

Scheduled maturities of long-term debt as of December 31, 2008 are as follows:

Year Ending December 31

2009	$39,839
2010	40,868
2011	32,192
2012	14,125,004
Thereafter	183,424
$14,421,327

(8)	INCOME TAXES

Income (loss) from continuing operations before income taxes, classified by source, for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007

U.S.	$(3,026,508)	$(1,147,255)
Foreign	1,368,310	350,564

Loss from continuing operations before income taxes	$(1,658,198)	$(796,691)

ROCK OF AGES CORPORATION AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

December 31, 2008 and 2007

A summary of the significant components of the provision (benefit) for income taxes for the years ended December 31, 2008 and 2007 is as follows:
	2008	2007
Current:
Federal	$-	$-
State	-	-
Foreign	416,307	545,637
	416,307	545,637

Deferred:
Federal	-	-
State	-	-
Foreign	(21,327)	(9,770)
	(21,327)	(9,770)

Total provision for income taxes	$394,980	$535,867

There are no income taxes, current or deferred in discontinued operations or other comprehensive loss.

A reconciliation of differences between the statutory U.S. federal income tax rate on the loss from continuing operations before income taxes, discontinued operations and the Company's effective tax rate follows:

	2008	2007
U.S. statutory rate	(34.0%)	(34.0%)
Change in valuation allowance	588.8%	90.8%
Loss on sale of retail division	(560.1%)	-
Canadian repatriation	-	36.0
Impairment of foreign assets	-	56.3
Other, primarily tax depletion	29.1%	(81.8%)

Effective tax rate	23.8%	67.3%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below:

	2008	2007
Deferred tax assets:
Accrued pension, accrued postretirement benefit cost and deferred compensation	$5,008,000	$3,488,000
Allowance for doubtful accounts	63,000	152,000
Accrued expenses	93,000	59,000
Inventories	1,236,000	345,000
Deferred revenue	8,000	3,000
Names and reputations	280,000	2,478,000
Alternative minimum tax credits	2,932,000	2,932,000
Foreign tax credits	2,097,000	1,996,000
Charitable contribution limitation	67,000	87,000
State net operating loss carryforward	3,528,000	1,571,000
Federal net operating loss carryforward	12,784,000	3,835,000

ROCK OF AGES CORPORATION AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

December 31, 2008 and 2007

Fixed assets	-	110,000
Impairment charges	375,000	1,583,000
Accrued warranty	19,000	23,000
Cash surrender value	25,000	40,000
Total gross deferred tax assets	28,515,000	18,702,000
Less valuation allowance	(28,155,000)	(18,391,000)
Total net deferred tax asset	360,000	311,000

Deferred tax liabilities:
Quarry development	(268,000)	(280,000)
Other liabilities	(8,000)	(31,000)
Property and equipment	(111,421)	(54,937)
Total gross deferred tax liabilities	(387,421)	(365,937)

Net deferred tax liability	$(27,421)	$(54,937)

Deferred tax assets include significant alternative minimum tax credit carry-forwards, which have been fully reserved and may be carried forward indefinitely. Utilization of these alternative minimum tax credits is limited to future federal income tax in excess of the alternative minimum tax. Deferred tax assets also include federal and state net operating loss carry-forwards, which have been fully reserved due to uncertainties regarding sufficient future state taxable income to utilize carryovers.

During 2005, based on taxable income and projections for future taxable income, the Company believed it was not more likely than not that it would generate the required taxable income to fully realize the benefit of the net U.S. deferred tax assets.  As such, we adjusted our valuation allowance against the deferred tax assets to fully reserve for the entire net U.S. deferred tax asset which resulted in a charge to tax expense of $9,194,000 in 2005. Since 2005, we have continued to fully reserve for the entire net U.S. deferred tax asset. We continue to assess the valuation allowance on a regular basis and may reduce the valuation allowance if and/or when the Company has taxable income from its U.S. operations. U.S. gross deferred tax assets increased $9,813,000 during 2008. The valuation allowance increased $9,764,000 in order to maintain our fully reserved position. The net deferred tax liability of $27,421 is related to temporary differences on the depreciation of property and equipment utilized by Rock of Ages Canada.

As of December 31, 2008, the Company has U.S. federal net operating loss carry-forwards of approximately $64 million which will be available to offset future taxable income. If not used, these carry-forwards will expire in 2024 through 2028. The use of our federal net operating loss carry-forwards may be restricted if there is a change in control of the Company as defined by IRS Code Section 382.

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

The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", ("FIN 48") effective January 1, 2007. FIN 48 creates a single model to address accounting for uncertainty in income tax positions and requires application of a "more likely than not" threshold to the recognition and derecognition of income tax positions. It also provides guidance on classification, interest and penalties and interim period accounting. The Company recorded no unrecognized tax benefits or liabilities as a result of adopting FIN 48 and accordingly we recorded no accrued interest or penalties. The Company has determined that no reserve for FIN 48 is necessary at December 31, 2008. We do not have any accrued interest or penalties at December 31, 2008 but if they are incurred in the future, interest would be recognized as interest income or expense and penalties would be included in Selling, General and Administrative expenses.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

December 31, 2008 and 2007

We do not anticipate a material change in our tax positions within the next twelve months. The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2003 or Canadian tax authorities for years before 2003.

(9)	PENSION AND OTHER BENEFIT PLANS

The Company has a qualified defined benefit pension plan for eligible Vermont based non-union employees. The plan is noncontributory and provides benefits based upon a formula calculated by reference to length of service and final average earnings. On January 5, 2009, the Company's Board of Directors approved actions to proceed with amendments to its defined benefit pension plan by freezing membership and future benefits in the plan. This action is effective as of March 31, 2009.  Management is working on a replacement for the plan which will most likely take the form of an increased contribution to the existing 401(k) plan.

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

	NON-UNION PENSION BENEFITS		SALARY CONTINUATION BENEFITS		OTHER POST-EMPLOYMENT BENEFITS
	2008	2007	2008	2007	2008	2007
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$24,857,204	$25,787,563	$5,483,418	$5,801,758	$1,700,025	$2,179,955
Service cost	315,204	514,984	-	-	6,111	22,050
Interest cost	1,508,876	1,444,978	322,457	314,223	108,103	121,538
Actuarial (gain)/ loss	(233,920)	(1,589,573)	60,740	(189,175)	86,200	(468,239)
Benefits paid	(1,344,240)	(1,300,748)	(453,455)	(443,388)	(152,534)	(155,279)
Benefit obligation at end of year	$25,103,124	$24,857,204	$5,413,160	$5,483,418	$1,747,905	$1,700,025

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$21,188,923	$20,241,955	$-	$-	$-	$-
Actual return on plan assets	(4,491,644)	1,482,190	-	-	-	-
Employer contribution	754,000	800,922	453,455	443,388	142,017	183,929
Expenses	(29,588)	(35,396)	-	-	-	-
Benefits paid	(1,344,240)	(1,300,748)	(453,455)	(443,388)	(142,017)	(183,929)
Fair value of plan assets at end of year	$16,077,451	$21,188,923	$-	$-	$-	$-

Funded status	$(9,025,673)	$(3,668,281)	$(5,413,160)	$(5,483,418)	$(1,747,905)	$(1,700,025)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$9,931,652	$4,068,065	$1,394,071	$1,390,249	$289,388	$241,983
Prior service cost	126,848	267,371	-	-	326,696	335,519
Unrecognized transition obligation	-	-	-	-	24,737	29,685
Net amount recognized	$10,058,500	$4,335,436	$1,394,071	$1,390,249	$640,821	$607,187

ROCK OF AGES CORPORATION AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

December 31, 2008 and 2007

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
Discount rate	6.30%	6.30%	6.30%	6.30%	6.30%	6.30%
Expected return on plan assets	8.00%	8.00%	N/A	N/A	N/A	N/A
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%	N/A	N/A

In 2007 we increased the discount rate used to determine our liability in the pension plans from 5.6% to 6.3%. In 2008, we kept the discount rate at 6.3%, the same discount rate used at December 31, 2007. In both years the rate was based on a bond matching model which uses data on individual high-quality corporate bonds and the timing and amount of the future benefit payments in our plan to develop a weighted discount rate specific to our plan.

For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits was assumed to be 8.5% for 2009, 8% for 2010, 7.5% for 2011, 7% for 2012, 6% for 2013 and 5% for 2014 and thereafter. Assumed health care trends do not have a significant effect on the amounts reported for the health care plan. For example, a 1% increase in assumed trends would increase the benefit obligation $19,461 and the service and interest costs $1,253. A 1% decrease in assumed trends would decrease the benefit obligation $18,150 and the service and interest costs $1,158.

The following table sets forth the components of the net periodic benefit cost recognized in the statements of operations for the Company's defined benefit pension plan, salary continuation plan and other post-employment benefits for 2008 and 2007.

	NON-UNION		SALARY		OTHER POST-EMPLOYMENT
	PENSION BENEFITS		CONTINUATION BENEFITS		BENEFITS
	2008	2007	2008	2007	2008	2007

COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$315,204	$514,984	$-	$-	$6,111	$22,050
Interest cost	1,508,876	1,444,978	322,457	314,223	108,103	121,538
Expected return on plan assets	(1,681,796)	(1,601,894)	-	-	-	-
Amortization of prior service cost	140,523	140,523	-	1,506	26,749	26,749
Amortization of transition obligation	-	-	-	-	4,948	63,136
Recognized net actuarial loss	105,521	292,199	56,918	79,597	10,352	12,655
Net periodic benefit cost	$388,328	$790,790	$379,375	$395,326	$156,263	$246,128

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC BENEFIT COST FOR YEARS ENDED DECEMBER 31:

Discount rate	6.30%	5.60%	6.30%	5.60%	6.30%	5.60%
Expected return on plan assets	8.00%	8.00%	N/A	N/A	N/A	N/A
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%

Amounts expected to be recognized in net periodic benefit costs in 2009	Non-Union Pension	Salary Continuation	Other Post-Employment
Service cost	$-	$-	$4,964
Interest cost	1,420,753	335,917	105,268
Expected return on plan assets	(1,260,459)	-	-
Net amortization	437,439	111,773	47,727
Total pension expense	$597,733	$447,690	$157,959

Plan Assets

The fair value of plan assets for the defined benefit pension plan as of December 31, 2008 and 2007 was $16.1 and $21.2 million, respectively. The following table sets forth the actual asset allocation for the plan assets:

ROCK OF AGES CORPORATION AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

December 31, 2008 and 2007

	2008	2007	Target Range

Equities	48%	48%	34% - 64%
Fixed income	51%	51%	25% - 45%
Cash equivalent	1%	1%	0 - 5%

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

Contributions

The Company was not required to make a contribution to the defined benefit pension plan in 2008. However, we contributed $754,000 to this plan during 2008.  In August 2006, the Pension Protection Act was signed into law. Among other things, the Act is aimed at strengthening pension plans by requiring most pension plans to become fully funded over a seven-year period.  The Company was required to fully fund our pension plan by December 31, 2014. The Worker, Retiree, and Employer Recovery Act of 2008 (H.R. 7327) was signed into law in late December 2008. The Company is studying the impact of the legislation on the funding requirements of the Act.

Future Benefit Payments
Estimated future benefit payments are as follows:

Year Ending December 31,	NON-UNION PENSION BENEFITS	SALARY CONTINUATION BENEFITS	OTHER POST-EMPLOYMENT BENEFITS
2009	$1,345,434	$541,642	$153,981
2010	1,485,643	540,692	154,576
2011	1,506,844	539,609	154,151
2012	1,528,184	538,373	159,908
2013	1,538,478	528,752	159,176
2014-2018	8,354,117	2,092,773	662,315

ROCK OF AGES CORPORATION AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

December 31, 2008 and 2007

UNION PENSION BENEFITS

The Company's Vermont based union employees are participants in the Steelworkers Pension Trust, a multi-employer plan. The Company contributes amounts as required by the union contract. The amounts recognized in the accompanying consolidated statements of operations were $359,410 and $528,537 in 2008 and 2007, respectively.

OTHER SALARY CONTINUATION BENEFITS

In addition to the benefits available under its salary continuation plan disclosed above, the Company has an agreement with a certain employee, who is a former stockholder of an acquired company.  The present value of the future payments under this agreement was $307,293 and $373,080 as of December 31, 2008 and 2007, respectively.  Total annual payments of $84,000 begin in February 2008 and will continue through February 2012.

The Company also has a non-qualified, unfunded deferred compensation plan for the benefit of designated key employees whereby the employee may defer up to $100,000 of their annual compensation for future distribution. Interest at the rate of 12% per annum is credited on a monthly basis to each participants account. Payments commence upon retirement of the participant with various methods of distribution, including interest only or interest and principal over ten to twenty years. At December 31, 2008 there are three participants and the total liability is $1,523,338.

The Company's Canadian subsidiary has deferred compensation agreements with former employees. The present value of the future payments under these agreements was $103,500 and $132,747 as of December 31, 2008 and 2007. Total annual payments of $30,040 begin and end at various dates through 2022.

401(k) BENEFITS

The Company maintains a 401(k) plan for all eligible, U.S. employees. Union employees are eligible to join on the first day of the quarter following their first full year of service. Non-union employees are eligible to join after six months of service. The Company makes matching contributions equal to a percentage of the employee's deferrals. The Company's contributions to the 401(k) plan, including amounts in 2007 for employees of the former retail business, were $82,005 and $267,498 in 2008 and 2007, respectively.

The Company's Canadian subsidiary sponsors a retirement plan for all of its salaried, non-union employees and contributes 13% of each participant's compensation to this plan. The investments in the account are self-directed by each participant with a range of investment options. Rock of Ages Canada may, at its discretion, make an additional annual contribution to a participant's account, up to a maximum aggregate amount of $21,000 and $20,000 CDN per year in 2008 and 2007, respectively (including amounts previously contributed during the year). The Company's contributions to this plan were $158,659 and $162,185 CDN in 2008 and 2007, respectively.

CANADIAN SUPPLEMENTAL RETIREMENT PLAN

Effective in 2007 Rock of Ages Canada established a supplemental retirement plan for its President ("Canadian Supplemental Plan"). The Canadian Supplemental Plan is funded as a retirement compensation arrangement as defined in the Canadian Income Tax Act. In 2007 we made an initial contribution to the Canadian Supplemental Plan equal to $106,693, ($113,503 CDN) which was the amount accrued from prior years under an unfunded supplemental deferral account. This amount was accrued over a number of years from deferred bonuses and salary increases. Each year, Rock of Ages Canada may make a contribution to the Canadian Supplemental Plan equal to 13% of the President's base salary, less any amounts paid to the Basic Canadian Retirement Plan on his behalf.  We made contributions to the Canadian Supplemental Plan equal to $12,960 ($13,787 CDN) and $13,900 ($14,787 CDN) in 2008 and 2007, respectively.  We may make additional contributions to the Canadian Supplemental Retirement Plan at our discretion.

(10)	STOCK-BASED EMPLOYEE COMPENSATION

In June 2005, the stockholders approved the Rock of Ages Corporation 2005 Stock Plan (the "2005 Plan"). The 2005 Plan permits awards of stock options (including both incentive stock options and nonqualified stock options) and restricted stock. A maximum of 550,000 shares of Class A common stock may be issued under the 2005 Plan. The 2005 Plan is administered by the Compensation Committee of the Board of Directors, which has the authority to determine the recipients of awards under the 2005 Plan and, subject to the 2005 Plan, the terms and conditions of such awards.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

December 31, 2008 and 2007

The 2005 Plan replaces the Rock of Ages Corporation 1994 Stock Plan (the "1994 Plan") which expired in November 2004. Although grants made under the 1994 Plan prior to its expiration remain outstanding, no further grants may be made under the 1994 Plan.

Under the terms of the 1994 Plan, 1,500,000 options were reserved for issuance to key employees and directors to purchase equivalent shares of common stock. The options granted in 2002, 2007 and 2008 have a 10 year term and vest at 20% per year after the first year.

The following tables set forth stock option activity for the years ended December 31, 2008 and 2007 and information on outstanding and exercisable options at December 31, 2008:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE

Outstanding, December 31, 2006	271,000	$6.08

Granted	25,000	5.93
Exercised	(16,667)	6.02
Surrendered	(83,333)	6.18

Outstanding, December 31, 2007	196,000	$6.11

Granted	185,000	2.63
Exercised	-	-
Surrendered	(57,000)	6.45

Outstanding, December 31, 2008	324,000	$4.06

Exercisable, December 31, 2008	119,000	$5.98

Weighted average remaining contractual life	7.2 years

EXERCISE PRICE	NUMBER OF OPTIONS OUTSTANDING	WEIGHTED AVERAGE EXERCISE PRICE	REMAINING CONTRACTURAL LIFE	NUMBER OF OPTIONS EXERCISABLE NUMBER	WEIGHTED AVERAGE EXERCISE PRICE

$5.98	114,000	$5.98	3.1 Years	114,000	$5.98
$5.93	25,000	$5.93	8.6 Years	5,000	$5.93
$2.63	185,000	$2.63	9.6 Years	-
	324,000			119,000

The fair value of each options grant is estimated on the date of the grant. The per share weighted average fair value of stock options granted during 2008 was $1.22 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 3.5%, dividend yield of 0.00%; expected volatility of 40.60%; expected life of 6.5 years and contractual term of ten (10) years. The per share weighted average fair value of stock options granted during 2007 was $2.91 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 4.6%, dividend yield of 0.00%; expected volatility of 41.08%; expected life of 6.5 years and contractual term of ten (10) years. The fair value of stock options awards granted subsequent to January 1, 2006 are amortized on a straight line basis over the requisite service periods of the award, which are generally the vesting period. Because changes in the subjective input

ROCK OF AGES CORPORATION AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

December 31, 2008 and 2007

assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single value of its options and may not be representative of the future stock price of the Company.

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

As of December 31, 2008 the total unrecognized compensation cost related to the stock options granted during 2008 and 2007 was $208,000 and $53,000, respectively which is expected to be amortized over the next 4.5 years and 3.5 years respectively.

During 2008 and 2007 the average market value was less than the current strike price of all vested options, therefore for vested options during 2008 and 2007 there was no intrinsic value. No options were exercised during 2008.  For options exercised during 2007 the intrinsic value of those options was $4,200.

(11)	RELATED PARTY TRANSACTIONS

The Company is related through common ownership with several companies. Kurt M. Swenson, the Company's Chairman, and his brother Kevin C. Swenson, each own approximately 31% of Swenson Granite LLC ("Swenson LLC"). Certain other officers and directors of the Company collectively own approximately 9% of Swenson LLC. Kurt M. Swenson serves as a non-officer Chairman of the Board of Swenson LLC, but has no involvement with its day-to-day operations. Robert Pope, a holder of more than 5% of the Class B Common Stock of the Company, is the President and Chief Executive Officer of Swenson LLC, and including shares owned by his wife and children, owns 12% of Swenson LLC. Neither Kurt M. Swenson nor any other officer or director of the Company, receives salary, bonus, expenses or other compensation from Swenson LLC, except for any pro rata share of earnings attributable to their ownership interest in Swenson LLC. Swenson LLC owns two granite quarries, one in Concord, New Hampshire and another in Woodbury, Vermont. Both have been owned by Swenson LLC (or its predecessor Swenson Granite) for more than 40 years. Because of the proximity of the Woodbury quarry to Barre, Vermont, the Company provides certain maintenance services and parts to the Woodbury quarry and is reimbursed for the cost of such services. The Company also purchases blocks from the Swenson's Concord quarry and other products from Swenson LLC at market prices. Swenson LLC also purchases granite blocks and slabs from the Company.

The transactions with related parties, included in the consolidated statements of operations, are as follows for the years ended December 31, 2008 and 2007:
	2008	2007
Sales of inventory, equipment and services to Swenson LLC	$92,114	$22,796

Purchases from Swenson LLC	$44,525	$4,415
Purchases from VIKA, Ltd.	406,527	251,475
Total purchases from related parties	$451,052	$255,890

ROCK OF AGES CORPORATION AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

December 31, 2008 and 2007

Amounts due from/(to) related parties as of December 31, 2008 and 2007 are as follows:

	2008	2007
Due from Swenson LLC	$13,182	$6,558

(12)		UNAUDITED QUARTERLY SUMMARY INFORMATION

The following is a summary of unaudited quarterly summary information for the years ended December 31, 2008 and 2007 (in thousands, except per share data):

	NET REVENUES	GROSS PROFIT	NET INCOME (LOSS)	NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED
2008 Quarters:
First (3)	$8,390	$(133)	$(3,305)	$(0.45)
Second	14,326	3,773	727	0.10
Third	16,593	5,934	3,059	0.41
Fourth (1) (2)	16,560	1,317	(2,676)	(0.34)
Total	$55,869	$10,891	$(2,195)	$(0.28)

2007 Quarters:
First	$7,947	$(378)	$(6,552)	$(0.89)
Second	16,450	5,292	3,942	0.53
Third	13,357	4,672	1,541	0.21
Fourth (3)(4)	17,792	5,034	(5,487)	(0.73)
Total	$55,546	$14,620	$(6,556)	$(0.88)

NOTE: The Company has historically experienced certain seasonal patterns, primarily due to weather conditions affecting operations in Vermont and Canada and the setting of memorials in cemeteries located in northern regions.

(1)

The Company consolidated its headquarters into the manufacturing plant's existing offices and therefore had a change in the use of its corporate headquarters building. Based on our analysis the Company determined that the carrying value of the building exceeded the net present value which indicated the building was impaired. We recognized an impairment charge on the asset of $1,348,000 to reduce the asset to the fair market value during the fourth quarter of the year ended December 31, 2008. See note 16.

(2)

The Company wrote down second grade or "B" block inventory in our Bethel, Salisbury and Gardenia quarries during the fourth quarter of 2008.  This impairment charge totaled $3,930,000 and is discussed further in note 16.

(3)

The retail division was classified as a discontinued operation in December 2007 and, accordingly, the revenue and gross profits reported in the tables above for 2007 have been adjusted to reflect such classification. Based on the terms of this division's January 2008 sale, an impairment charge of $5,908,000 was recognized in the fourth quarter of 2007. The loss from discontinued operations during the first quarter of 2008 totaled $142,000. See note 15.

(4)

VIKA, a quarry company in which we have a 1/3 equity interest since 2002, experienced continuing operational difficulties in 2007 leading to reductions in both the production and sale of Galactic Blue granite blocks. Based on our analysis the Company determined that its investment in VIKA of $386,000 had experienced an impairment in value that was other than temporary and concluded that its advances to VIKA should be fully reserved as of December 31, 2007. Accordingly, a charge of $1,361,000 was recorded in the fourth quarter of the year ended December 31, 2007.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

December 31, 2008 and 2007

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

The Company is organized based on the products and services it offers. Until the time of the sale of the retail division in January 2008, Rock of Ages had three business segments:  quarry, manufacturing and retail. As of December 31, 2007 the retail division was classified as a discontinued operation and, accordingly, the Company currently operates in two segments: quarry and manufacturing.

The quarry segment extracts granite from the ground and sells it to the manufacturing segment and to outside manufacturers, as well as to distributors in Europe and China.  There were two quarry customers that represented approximately 46.1% and 32.8% of accounts receivable at December 31, 2008 and 2007, respectively.  These receivables were backed by irrevocable letters of credit. These same two customers were also our largest customers and represented approximately 13.4% and 9.3% of total revenue in 2008 and 2007, respectively.

The manufacturing segment's principal product is granite memorials and mausoleums used primarily in cemeteries and, to a lesser extent, specialized granite products for industrial applications.

The other segment includes unallocated corporate overhead.

Inter-segment revenues are accounted for as if the sales were to third parties.

The following tables present segment data as of or for the years ended December 31, 2008 and 2007 (in thousands):

	QUARRY	MANUFACTURING	OTHER	TOTAL
2008
Total net revenues	$31,685	$30,104	$-	$61,789
Inter-segment net revenues	(2,999)	(2,921)	-	(5,920)
Net revenues	28,686	27,183	-	55,869

Total gross profit	4,346	6,545	-	10,891
Inter-segment gross profit	(923)	923	-	-

Gross profit	3,423	7,468	-	10,891

Selling, general and administrative expenses	2,267	4,383	3,636	10,286
Impairments	-	-	1,348	1,348
Foreign exchange loss	-	-	(27)	(27)
Other income, net	-	-	(425)	(425)

Income (loss) from operations	$1,156	$3,085	$(4,532)	$(291)

ROCK OF AGES CORPORATION AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

December 31, 2008 and 2007

	QUARRY	MANUFACTURING	OTHER	TOTAL

2007
Total net revenues	$31,784	$33,717	$-	$65,501
Inter-segment net revenues	(2,491)	(7,464)	-	(9,955)
Net revenues	29,293	26,253	-	55,546

Total gross profit	7,056	7,673	-	14,729
Inter-segment gross profit	(653)	544	-	(109)

Gross profit	6,403	8,217	-	14,620

Selling, general and administrative expenses	3,061	4,214	5,187	12,462
Insurance recovery	(211)	-	-	(211)
Impairment of long-term assets	1,361	-	-	1,361
Foreign exchange income	-	-	120	120
Other Income, net	-	-	(159)	(159)

Income (loss) from operations	$2,192	$4,003	$(5,148)	$1,047

Total Assets by Segment

	QUARRY	MANUFACTURING	DISCONTINUED OPERATIONS	OTHER	TOTAL

2008	$39,657	$20,488	$-	$4,298	$64,443

2007	$43,496	$19,399	$14,266	$7,484	$84,645

Capital Expenditures, Amortization, Depletion and Depreciation by Segment
2008	QUARRY	MANUFACTURING	DISCONTINUED OPERATIONS	OTHER	TOTAL

Capital expenditures	$1,062	$2,025	$-	$2	$3,089
Depreciation, depletion and amortization	1,261	918	-	221	2,400

2007
Capital expenditures	$919	$220	$115	$25	$1,279
Depreciation, depletion and amortization	1,416	978	1,025	311	3,730

Net revenues by geographic area, attributed to countries based on where the product is shipped, for the years ended December 31, 2008 and 2007 are as follows:
	2008	2007
Net revenues:
China	$10,160	$10,748
Italy	1,137	974
Other foreign countries (excluding Canada)	323	183
Total Foreign Revenue (excluding Canada)	11,620	11,905
United States and Canada	44,249	43,641
Total net revenues	$55,869	$55,546

ROCK OF AGES CORPORATION AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

December 31, 2008 and 2007

Property, plant and equipment by geographic area as of December 31, 2008 and 2007 are as follows:

	2008	2007
Property, plant and equipment:
United States	$27,144	$28,560
Canada	2,854	3,226
Total property, plant and equipment	$29,998	$31,786

(15)	DISCONTINUED OPERATIONS

During 2006, the Company began to consider strategic alternatives with respect to its retail division and on December 7, 2007 the Board of Directors instructed management to enter into negotiations with PKDM, a company owned by Richard M. Urbach, the President and Chief Operating Officer of the retail division, and James Barnes, the financial manager of the retail division, to sell this division. Negotiations were completed and the sale of the retail division closed on January 17, 2008. The Company evaluated its plan to sell its retail division and in accordance with SFAS No. 144, classified the division's assets and liabilities as "held for sale" as of December 31, 2007.

Under SFAS No. 144, the results of operations for this division have been classified as discontinued operations in all periods presented.  The income (loss) from operations for the retail division was approximately ($142,000) and $684,000 for the years ended December 31, 2008 and 2007, respectively, including allocated interest expense of $23,000 and $674,000 in 2008 and 2007, respectively.

Operating results of retail division for the years ended December 31, 2008 and 2007 were as follows (in thousands):
	2008	2007

Retail Division
Net sales	$-	$29,635
Cost of goods sold	-	13,113
Gross profit	-	16,522
Selling, general and administrative expenses	(119)	15,164
Income (loss) from operations	(119)	1,358
Impairment charge	-	(5,908)
Interest allocated	(23)	(674)
Net loss	$(142)	$(5,224)

The assets and liabilities of the retail division were as follows at December 31, 2007 (in thousands):

Assets:
Cash	$1,007
Accounts receivable, net	1,570
Inventory	5,009
Other current assets	270
Property, plant and equipment (net)	12,288
Other long-term assets	30
Asset impairment	(5,908)
Total assets	$14,266

Liabilities:
Accounts payable	201
Accrued expenses	545
Customer deposits	6,002
Total liabilities	$6,748

ROCK OF AGES CORPORATION AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

December 31, 2008 and 2007

(16)	IMPAIRMENT CHARGES

VIKA Ltd. ("VIKA"), a quarry company in which we have held a 1/3 equity interest since 2002, experienced continuing operational difficulties leading to reductions in both the production and sale of Galactic Blue granite blocks. At the end of the fourth quarter of 2007 the Company decided that it would no longer advance any additional funds to VIKA. In connection with our assessment of our investment in VIKA, the Company also analyzed VIKA's current financial condition and prospects for the foreseeable future. In addition, senior management made a site visit to the Ukraine in late February 2008. Based on our analysis of financial data provided by VIKA, the decision to no longer fund VIKA's cash needs, limited access to third party funding by VIKA and the results of the recent site visit, including discussions with local management, the Company determined that its investment in VIKA of $386,000 had experienced an impairment in value that was other than temporary. Based on that assessment, the Company also concluded that its advances to VIKA should be fully reserved as of December 31, 2007. Accordingly, a charge of $1,361,000 was recognized in the fourth quarter of 2007 and is separately presented in the accompanying statement of operations for the year ended December 31, 2007. During 2008, the Company recognized a partial recovery on its advances to VIKA of $121,000 which is included in quarry income.

Due to the consolidation of our corporate headquarters with the manufacturing plant's existing offices in 2008, the Company had a change in the use of its corporate headquarters building located at 772 Graniteville Road, which we concluded to be a triggering event under SFAS No. 144.  We determined that the forecasted undiscounted cash flows related to the building and land was less than its carrying value. As a result, we recorded an impairment charge of  $1,348,000 to reduce the carrying value of the building and land to its estimated fair value.  The estimated fair value was determined using a discounted cash flow analysis and included consultation with an outside professional real estate appraiser.  No assurance can be given that the underlying estimates and assumptions utilized in our determination of an asset's new carrying value will materialize as anticipated.  At December 31, 2008 management had no specific intention to sell this building and continued to classify it as part of property, plant and equipment.

(17)	ASSETS HELD FOR SALE

In December 2008, the Company decided to sell various unproductive assets totaling $477,000. Accordingly, these assets have been classified as current assets held for sale. The estimated sales prices for the assets are expected to exceed the carrying values therefore no impairments were recognized.

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts and Reserves

Years ended December 31, 2008 and 2007

(In Thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	DECREASE DUE TO DISPOSITIONS	CHARGED TO COSTS AND EXPENSES	DEDUCTIONS (1)	BALANCE AT END OF PERIOD
Allowances for doubtful accounts
2008	$132	$-	$152	$56	$228

2007	162	$-	$(13)	$17	$132

(1) Deductions consist of accounts receivable written off as uncollectible.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCK OF AGES CORPORATION

By: /s/ Donald M. Labonte Donald M. Labonte Chief Executive Officer

Date: March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 31, 2009.

SIGNATURE	TITLE

/s/Donald M. Labonte	Chief Executive Officer (Principal Executive Officer)
Donald M. Labonte

/s/ Laura Plude	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Laura A. Plude

/s/Kurt M. Swenson	Chairman of the Board of Directors
Kurt M. Swenson

/s/Richard C. Kimball	Director
Richard C. Kimball

/s/James L. Fox	Director
James L. Fox

/s/ Pamela G. Sheiffer	Director
Pamela G. Sheiffer

/s/Charles M. Waite	Director
Charles M. Waite

/s/Frederick E. Webster Jr.	Director
Frederick E. Webster Jr.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

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

10.3*

Employment Agreement of Kurt M. Swenson (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.4*

Employment Agreement of Douglas S. Goldsmith dated May 25, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on June 16, 2006)

10.5*

Employment Agreement of Michael B. Tule dated May 25, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on June 16, 2006)

10.6*

Amendment No. 1 to Employment Agreement of Kurt M. Swenson dated April 20, 2006 (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 and filed with the Securities and Exchange Commission on August 14, 2006)

10.7*

Amendment to Salary Continuation Agreement of Kurt M. Swenson dated April 20, 2006 (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 and filed with the Securities and Exchange Commission on August 14, 2006)

10.8*

Retirement Agreement of Kurt M. Swenson dated April 28, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2008)

10.9*

Severance Agreement and General Release dated May 22, 2006 between Rudolph R. Wrabel and the Company (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on May 26, 2006)

10.10*

Severance Agreement and General Release dated May 22, 2006 between Caryn A. Crump and the Company (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on May 26, 2006)

10.11*

Form of Salary Continuation Agreement (incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.12

Form of Collective Bargaining Agreement dated as of April 29, 2006 by and between Rock of Ages Corporation and the Granite Cutter's Association (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 and filed with the Securities and Exchange Commission on August 14, 2006)

10.13

Form of Side Letter Agreement dated April 29, 2006 by and between the Granite Cutter's Association and Rock of Ages Corporation  (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 and filed with the Securities and Exchange Commission on August 14, 2006)

10.14

Form of Collective Bargaining Agreement dated as of April 29, 2006 by and between Rock of Ages Corporation and the Granite Cutter's Association  (incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 and filed with the Securities and Exchange Commission on April 2, 2007)

10.15

Form of Side Letter Agreement dated April 29, 2006 by and between the Granite Cutter's Association and Rock of Ages Corporation  (incorporated herein by reference to Exhibit 10.124to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 and filed with the Securities and Exchange Commission on April 2, 2007)

10.16

Credit Facility dated as of June 25, 1997 between Royal Bank of Canada and Rock of Ages Canada, Inc., Rock of Ages Quarries Inc. and Rock of Ages Canada Inc. (incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997)

10.17

Twelfth Amendment and Consent to Financing Agreement dated as of October 30, 2006, by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Pennsylvania Granite Corporation, Rock of Ages Memorials, Inc. and Sioux Falls Monument Company (incorporated herein by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on November 1, 2006)

10.18

Thirteenth Amendment and Consent to Financing Agreement dated as of March 29, 2007, by and between The CIT Group/Business Credit and Rock of Ages Corporation, Rock of Ages Kentucky Cemeteries, LLC, Carolina Quarries, Inc., Pennsylvania Granite Corporation, Rock of Ages Memorials, Inc. and Sioux Falls Monument Company  (incorporated herein by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 and filed with the Securities and Exchange Commission on April 2, 2007)

10.19

Supply Agreement dated as of January 11, 2002 by and between Rock of Ages Corporation and Adams Granite Co., Inc. (incorporated herein by reference to exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and filed with the Securities and Exchange Commission on April 1, 2002)

10.20

Amendment to Supply Agreement dated as of January 1, 2004 by and between Rock of Ages Corporation and Adams Granite Co., Inc. (Incorporated by reference to Exhibit 10.2 to the Company's annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed with the Commission on April 2, 2007)

10.21

Amendment No. 2 to Supply Agreement dated as of January 16, 2007 by and between Rock of Ages Corporation and Adams Granite Co., Inc. (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed with the Commission on April 2, 2007)

10.22

Purchase and Sale Agreement and related exhibits dated July 28, 2006 by and between Rock of Ages Corporation, Carolina Quarries, Inc. and New England Stone Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q For the quarterly period ended September 30, 2006 and filed with the Securities and Exchange Commission on November 13, 2006)

10.23

Amendment No. 1 to Purchase and Sale Agreement and related exhibits dated October 19, 2006 by and between Rock of Ages Corporation, Carolina Quarries, Inc. and New England Stone Industries, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q For the quarterly period ended September 30, 2006 and filed with the Securities and Exchange Commission on November 13, 2006)

10.24

Stock Purchase Agreement dated as of January 17, 2008 by and between PKDM Holdings, Inc. and Rock of Ages Corporation. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on January 23, 2008)

10.25

Termination Agreement and General Release dated January 17, 2008 by and between Richard M. Urbach and the Company (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and filed with the Commission on March 31, 2008)

10.26

Authorized Retailer Supply and License Agreement dated as of January 17, 2008 by and between the Company, PKDM Holdings, Inc., North American Heritage Services, Inc., Keith Monument Company, LLC, and Sioux Falls Monument Co., LLC (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and filed with the Commission on March 31, 2008) †

10.27

Amendment No. 1 to Supply Agreement dated as of January 16, 2009 (executed and delivered March 10, 2009) by and between Rock of Ages Corporation and PKDM Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on March 11, 2009)

10.28

Amended and Restated Financing Agreement  dated October 24, 2007 by and between The CIT Group/Business Credit, Inc. and Carolina Quarries, Inc., Pennsylvania Granite Corp., Keith Monument Company, LLC, Rock of Ages Memorials, Inc., Sioux Falls Monument Co., and the Company. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on October 25, 2007)

10.29

First Amendment to Amended and Restated Financing Agreement dated March 30, 2009 by and between The CIT Group/Business Credit, Inc. and Carolina Quarries, Inc., Pennsylvania Granite Corp., Keith Monument Company, LLC, Rock of Ages Memorials, Inc., Sioux Falls Monument Co., and the Company. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on March 31, 2009)

10.30

Letter from The CIT Group/Business Credit, Inc. to Carolina Quarries, Inc., Pennsylvania Granite Corp., Keith Monument Company, LLC, Rock of Ages Memorials, Inc., Sioux Falls Monument Co., and the Company consenting to sale of the Company's retail division (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and filed with the Commission on March 31, 2008)

10.31

Supplemental Retirement Plan for Donald Labonté dated as of January 1, 2007 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and filed with the Commission on March 31, 2008)

10.32

Employment Agreement of Donald M. Labonte dated as of July 1, 2008 (executed and delivered on August 26, 2008) (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on August 28, 2008)

11.	Statement re: computation of per share earnings (incorporated herein by reference to Note (1)(n) of the Company's consolidated financial statements (filed herewith))

21.	Subsidiaries of the Company

23.1	Consent of Grant Thornton LLP

31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*      This exhibit is a management contract or compensatory plan or arrangement.

†    Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.