Form 10-Q
period 2009-05-19
ROCK OF AGES CORP
filed 2009-05-19
CIK 84581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 0-29464

ROCK OF AGES CORPORATION
(Exact name of Registrant as Specified in its Charter)

Delaware	03-0153200
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification Number)

560 Graniteville Road, Graniteville, Vermont,   05654
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

As of May 15, 2009, 4,812,342 shares of Class A Common Stock and 2,603,721 shares of Class B Common Stock of the registrant were outstanding.

ROCK OF AGES CORPORATION

INDEX

Form 10-Q for the Quarterly Period
Ended April 4, 2009

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Rock of Ages Corporation ("Rock of Ages" or the "Company") and events to differ materially from those contained in such statements. All statements other than statements of historical fact could be deemed forward-looking statements, and may include projections of revenue, gross profit, expenses, earnings or losses from operations or other financial items; any statements of the plans, strategies and objectives of the Company or its management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions may include material weaknesses in our internal controls over financial reporting which may affect our ability to accurately report financial results; the challenge of successfully implementing our strategic plan intended to enhance our overall profitability; our ability to maintain compliance with our covenants in our credit facility; our ability to form and maintain strategic alliances with cemeteries, funeral homes and memorial retailers; uncertainties involving quarry yields and demand for Rock of Ages' dimension stone; and other risks and uncertainties described herein, including, but not limited to the items discussed in "Risk Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 31, 2009 (the "2008 Annual Report") and in Part II, Item 1A of this report, and that are otherwise described from time to time in Rock of Ages' reports filed with the Securities and Exchange Commission  after the date of filing of this report.

We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements

ROCK OF AGES CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in thousands, except par value amounts)

(Unaudited)

	April 4,	December 31,
ASSETS	2009	2008
Current assets:
Cash and cash equivalents	$589	$888
Trade receivables, net	8,018	13,314
Inventories	16,339	16,840
Other current assets	2,037	1,561
Assets held for sale	831	477
Total current assets	27,814	33,080
Property, plant and equipment, net	29,353	29,998
Cash surrender value of life insurance	132	132
Identified intangible assets, net	537	571
Goodwill	387	387
Long-term investments	49	25
Other long term assets	226	249
Total assets	$58,498	$64,442
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under line of credit	$4,961	$7,428
Current maturities of long-term debt	871	517
Trade payables	1,043	1,334
Accrued expenses	1,174	2,226
Salary continuation and other post-employment benefits	689	567
Customer deposits	908	454
Total current liabilities	9,646	12,526
Long-term debt, excluding current installments	13,424	13,904
Salary continuation liability, net of current portion	5,205	5,382
Accrued pension cost	5,422	9,026
Deferred salary liability	1,544	1,523
Accrued other post-employment benefits, net of current portion	1,607	1,623
Deferred tax liabilities	27	27
Total liabilities	36,875	44,011

Stockholders' equity:
Preferred stock - $.01 par value; 2,500,000 shares authorized; No shares issued or outstanding
Common stock - Class A, $.01 par value; 30,000,000 shares authorized; 4,812,342 shares issued and outstanding as of April 4, 2009 and December 31, 2008	48	48
Common stock - Class B, $.01 par value; 15,000,000 shares authorized; 2,603,721 shares issued and outstanding as of April 4, 2009 and December 31, 2008	26	26
Additional paid-in capital	65,704	65,688
Accumulated deficit	(38,321)	(35,548)
Accumulated other comprehensive loss	(5,834)	(9,783)
Total stockholders' equity	21,623	20,431
Total liabilities and stockholders' equity	$58,498	$64,442

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(Unaudited)

	Three Months Ended
	April 4, 2009	March 29, 2008
Net Revenues:
Quarry	$3,124	$4,669
Manufacturing	2,814	3,721

Total net revenues	5,938	8,390

Cost of Goods Sold:
Quarry	3,349	5,159
Manufacturing	2,710	3,365

Total cost of goods sold	6,059	8,524

Gross Profit (Loss):
Quarry	(225)	(490)
Manufacturing	104	356

Total gross profit (loss)	(121)	(134)

Selling, General and Administrative Expenses:
Quarry	547	609
Manufacturing	968	1,006
Corporate overhead	1,041	1,287
Effect of pension curtailment	95	-

Total selling, general and administrative expenses	2,651	2,902

Loss from continuing operations before interest expense and income taxes	(2,772)	(3,036)

Other income, net	(88)	(64)
Interest expense	206	357

Loss from continuing operations before income taxes	(2,890)	(3,329)

Income tax benefit	(116)	(166)
Loss from continuing operations	(2,774)	(3,163)
Loss from discontinued operations	-	(142)

Net loss	$(2,774)	$(3,305)

Net loss per share - basic and diluted:
Loss from continuing operations	$(0.37)	$(0.43)
Loss from discontinued operations	-	(0.02)

Net loss per share	$(0.37)	$(0.45)
Weighted average number of common shares outstanding - basic and diluted	7,416	7,416

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
( in thousands)
(Unaudited)

	Three Months Ended
	April 4,	March 29,
	2009	2008

Cash flows from operating activities:
Net loss	$(2,774)	$(3,305)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Gain)/loss on sale of assets	(13)	8
Depreciation, depletion and amortization	598	625
Stock compensation expense	15	4
Changes in operating assets and liabilities:
Trade receivables, net	5,287	1,000
Inventories	458	299
Other assets	(463)	(153)
Trade payables, accrued expenses and income taxes	(1,343)	(1,146)
Customer deposits	455	233
Salary continuation and pension	347	1
Other liabilities	21	59

Net cash provided by (used in) operating activities	2,588	(2,375)

Cash flows from investing activities:
Purchases of property, plant and equipment	(399)	(422)
Proceeds from sale of assets, net	118	-
Proceeds from sale of retail division	-	7,717
Purchase of intangible asset	-	(179)

Net cash provided by (used in) investing activities	(281)	7,116

Cash flows from financing activities:
Net repayments under line of credit	(2,467)	(862)
Debt issuance costs	-	(24)
Principal payments on long-term debt	(126)	(4,644)

Net cash used in financing activities	(2,593)	(5,530)

Effect of exchange rate changes on cash	(13)	(51)

Net decrease in cash and cash equivalents	(299)	(840)

Cash and cash equivalents, beginning of period	888	1,961

Cash and cash equivalents, end of period	$589	$1,121

Supplemental cash flow information:
Cash paid during the period for:
Interest	$227	$400
Income taxes	121	149

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America ("US GAAP") for complete financial statements are not included herein. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year. The Company has historically experienced certain seasonal patterns. Generally, our net sales have been highest in the second or third quarter and lowest in the first quarter of each year due primarily to weather conditions affecting operations in Vermont and Canada and the setting of memorials in cemeteries located in northern regions. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 31, 2009 (SEC File No. 000-29464) (the "2008 Annual Report").

In this report, the terms "Company," "we," "us," or "our" mean Rock of Ages Corporation and all subsidiaries included in our consolidated financial statements.

The Company's fiscal year ends on December 31 and its fiscal quarters are the 13-week periods ending on the Saturday nearest March 31, June 30 and September 30. As a result, the first and fourth quarter may be more or less than 13 weeks, by 1 to 6 days, which can affect comparability between periods. The first quarter of 2009 has 94 days versus 89 in 2008.

(2)	Stock-Based Compensation

The following tables set forth stock option activity for the periods ended April 4, 2009 and March 29, 2008 and information on outstanding and exercisable options at such dates:

	Three Months Ended
	April 4, 2009		March 29, 2008
	Number Of Options	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price

Outstanding at beginning of period	324,000	$4.06	196,000	$6.11

Granted	20,000	2.63	-	-
Exercised	-	-	-	-
Canceled	-	-	(25,000)	(5.98)
Outstanding at end of period	344,000	$3.98	171,000	$6.13
Exercisable at end of period	119,000	$5.98	146,000	$6.16
Weighted average remaining contractual life	7.1 years		4.4 years

At April 4, 2009, the closing price of the Company's stock was less than the weighted average exercise price of the outstanding options, therefore, there was no aggregate intrinsic value of outstanding options.

(3)	Inventories

Inventories consist of the following (in thousands):	April 4,	December 31,
	2009	2008
Raw materials	$10,297	$11,610
Work-in-process	1,536	1,166
Finished goods and supplies	4,506	4,064
	$16,339	$16,840

The finished goods and supplies inventory includes $2,062,000 of retail display inventory that is located at various retail locations and is consigned to PKDM Holdings Inc., the owner of the Company's former retail division. PKDM will be responsible for purchasing the inventory retained by the Company at its current book value, as it is sold, plus any inventory remaining after the tenth anniversary of the transaction, which was completed in January 2008.

(4)	Earnings (Loss) Per Share

Options to purchase 344,000 and 171,000 shares of Class A common stock were outstanding at April 4, 2009 and March 29, 2008, respectively, but were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

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

The quarry segment extracts granite from the ground and sells it to either the Company's manufacturing segment or to outside manufacturers, as well as to distributors in Europe and China. There were two quarry customers that represented approximately 38.9% of accounts receivable at April 4, 2009 and 46.1% of accounts receivable at December 31, 2008.  These receivables were backed by irrevocable letters of credit.

The manufacturing segment's principal products are granite memorials and mausoleums used primarily in cemeteries and, to a lesser extent, specialized granite products for industrial applications.

Inter-segment revenues are accounted for as if the sales were to third parties.

The following tables present unaudited segment information for the three month periods ended April 4, 2009 and March 29, 2008 (in thousands):

2009	Quarry	Manufacturing	Unallocated Corporate Overhead	Total
Total net revenues	$3,416	$2,814	$-	$6,,230
Inter-segment net revenues	(292)	-	-	(292)

Net revenues	3,124	2,814	-	5,938

Total gross (loss) profit	(225)	104	-	(121)
Inter-segment gross profit	-	-	-	-

Gross (loss) profit	(225)	104	-	(121)

Selling, general and administrative expenses	547	968	1,041	2,556
Effect of pension curtailment	-	-	95	95

Loss from continuing operations before interest and taxes	$(772)	$(864)	$(1,136)	$(2,772)

2008	Quarry	Manufacturing	Unallocated Corporate Overhead	Total
Total net revenues	$5,262	$3,721	$-	$8,983
Inter-segment net revenues	(593)	-	-	(593)

Net revenues	4,669	3,721	-	8,390

Total gross (loss) profit	(487)	353	-	(134)
Inter-segment gross profit	(3)	3	-	-

Gross (loss) profit	(490)	356	-	(134)

Selling, general and administrative expenses	609	1,006	1,287	2,902

Loss from continuing operations before interest and taxes	$(1,099)	$(650)	$(1,287)	$(3,036)

Net revenues by geographic area, based on shipping destination, for the three months ended April 4, 2009 and March 29, 2008 are as follows (in thousands):

	Three Months Ended
	April 4, 2009	March 29, 2008
Net revenues:
China	$845	$1,813
Italy	5	213
Other foreign countries (excluding Canada)	75	90
	925	2,116
United States and Canada	5,013	6,274
Total net revenues	$5,938	$8,390

Net property, plant and equipment by geographic area are as follows (in thousands):

		April 4, 2009	December 31, 2008
United States		$26,620	$27,144
Canada		2,733	2,854
		$29,353	$29,998

(6)	Comprehensive Income (Loss)

Accumulated other comprehensive loss consists of the following components (in thousands)

	Foreign Currency Translation	Unfunded Pension Liability	Investment Available for Sale	Accumulated Other Comprehensive Loss
Balance at December 31, 2008	$1,505	$(11,228)	$(60)	$(9,783)
Changes in 2009	(97)	4,020	26	3,949
Balance at April 4, 2009	$1,408	$(7,208)	$(34)	$(5,834)

Included in other comprehensive income/loss was a reclassification adjustment of $227,000 and $85,000 in 2009 and 2008, respectively for the unfunded pension liability.

Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended
	April 4, 2009	March 29, 2008

Net loss	$(2,774)	$(3,305)
Other comprehensive income (loss):
Foreign currency translation adjustment	(97)	(284)
Unrealized gain (loss) on investment in available for sale securities	26	(73)
Pension related adjustment:
Curtailment	1,503	-
Pension liability adjustment, net of reclassification adjustment	2,517	85

Comprehensive income (loss)	$1,175	$(3,577)

(7)	Components of Net Periodic Benefit Cost

Components of net periodic benefit cost for the three months ended April 4, 2009 and March 29, 2008 are as follows (in thousands):

	NON-UNION PENSION BENEFITS		SALARY CONTINUATION BENEFITS		OTHER POST-EMPLOYMENT BENEFITS

	April 4, 2009	March 29, 2008	April 4, 2009	March 29, 2008	April 4, 2009	March 29, 2008

Service cost	$65	$79	$-	$-	$1	$2
Interest cost	387	377	84	81	26	27
Expected return on plan assets	(318)	(420)	-	-	-	-
Amortization of prior service costs	32	35	28	14	12	10
Amortization of net actuarial loss	155	26	-	-	-	-
Effect of curtailment	95	-	-	-	-	-
Net periodic benefit cost	$416	$97	$112	$95	$39	$39

Effective March 31, 2009, the Company's defined benefit pension plan was amended by freezing membership and future benefits in the plan.  In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" we recognized additional pension expense of $95,000 as the effect of the pension curtailment in the first quarter. Additionally, the defined benefit pension plan has been preliminarily revalued as of the date of the curtailment. The estimated effect of the curtailment and re-measurement resulted in a decrease of the projected benefit obligation of $3.8 million and a decrease in the accumulated other comprehensive loss of $4.0 million. A discount rate of 7.36% was used in the March 31, 2009 preliminary revaluation.

The Company expects to contribute $750,000 to the defined benefit pension plan during 2009. No contribution was made during the quarter ended April 4, 2009.

(8)	Recent Accounting Pronouncements

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB No. 133". ("SFAS No. 161"). This statement amends SFAS No. 133 by requiring enhanced disclosures about an entity's derivative instruments and hedging activities, but does not change SFAS No. 133's scope or accounting. SFAS No. 161 requires increased qualitative, quantitative and credit-risk disclosures about the entity's derivative instruments and hedging activities. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with earlier adoption permitted. The adoption of this standard did not have an effect on our financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets ("FSP FAS 142-3"), which amends the factors to be considered in renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  FSP FAS 142-3 is effective for interim periods and fiscal years beginning after December 15, 2008.  We adopted FSP FAS 142-3 effective January 1, 2009. The adoption of this standard did not have an effect on our financial position or results of operations.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities."  Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The adoption of these standards did not have a material effect on our financial position or results of operations..

In December 2008, the FASB issued FASB Staff Position ("FSP") FAS No. 132(R)-1, "Employer's Disclosures about Postretirement Benefit Plan Assets." This FSP amends SFAS No. 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefits - An Amendment of FASB Statements No. 87, 88, and 106" to require more detailed disclosures about plan assets of a defined benefit pension or other postretirement plan, including investment strategies; major categories of plan assets; concentrations of risk within plan assets; inputs and valuation techniques used to measure the fair value of plan assets; and the effect of fair-value measurements using significant unobservable inputs on changes in plan assets for the period. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009, with earlier application permitted. We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly".  SFAS No. 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, ("SFAS 157"), when the volume and level of activity for the asset or liability have significantly decreased. SFAS 157 is effective for non-financial assets and liabilities for year ends beginning on or after November 15, 2008. The adoption of this standard did not have a material effect on our financial position or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments", to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all financial statements.  This FSP is effective for interim reporting periods ending after June 15, 2009. We are currently evaluating the effect, if any, that the adoption of FAS 107-1 and APB 28-1 may have on our financial statements.

(9)	Credit Facility

In October 2007, the company entered into a new credit facility with its existing lenders, the CIT Group/Business Credit and Chittenden Trust Company (the "Lenders") that will expire in October 2012 and is secured by substantially all assets of the Company located in the United States.  The credit facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable, inventory and certain fixed assets. Amounts outstanding were $4,961,000 and $13,991,000 as of April 4, 2009 and $9,637,000 and $14,356,000 as of March 29, 2008 on the revolving credit facility and the term loan line of credit, respectively. Availability under the revolving credit facility was $8,650,000 as of April 4, 2009. The credit facility financing agreement places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, make capital expenditures, repurchase stock and make investments or guarantees, without pre-approval by the Lenders. Due to the non-cash impairment charges on the write-down of inventory and the corporate building we were in violation of the fixed charge coverage ratio covenant described below at December 31, 2008. We received a waiver of this covenant from the Lenders and amended the agreement as of March 30, 2009.

Repayment Terms. As the aggregate unpaid principal balance of the outstanding term loan is less than $17,500,000, quarterly principal payments are no longer required. The principal balance is payable in full on the expiration date of the facility in October 2012.  The Company does have the right to make voluntary pre-payments on the term loan. The revolving credit facility is paid down daily with all proceeds received by the Company.

The Company is required to repay its term loan to the extent it sells certain assets collateralizing the loan. Accordingly, the Company has classified a portion of the term loan as a current liability based on the estimated proceeds of fixed assets classified as held for sale. The current maturities of long-term debt at December 31, 2008 have been adjusted from the amount previously presented to correct for the misclassification of the term loan related to assets held for sale at that date.

Minimum Fixed Charge Coverage Ratio. The facility requires the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA), to the sum of income taxes paid, capital expenditures, interest and scheduled debt repayments be at least 1.10 for the trailing twelve-month period at the end of each quarter. The Company was in compliance with this covenant at April 4, 2009.

Total Liabilities to Net Worth Ratio. The credit facility also requires that the ratio of our total liabilities to net worth (the "Leverage Ratio") not exceed 2.25 for the first two quarters of 2009 and 2.00 for the remainder of the term of the loan. The Leverage Ratio excludes from the calculation the change in tangible net worth directly resulting from the Company's compliance with SFAS No. 158 of $6.0 million. In relevant part, SFAS No. 158 required us to place on our books certain unrecognized and unfunded retirement liabilities beginning December 31, 2006.  As of April 4, 2009, we were in compliance with the Leverage Ratio covenant.

(10)	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2005 or Canadian tax authorities for years before 2003.

Income tax benefits in the first quarters of 2009 and 2008 result solely from losses at our Canadian subsidiary. Tax benefits are calculated based on the estimated annual effective Canadian tax rate of 31% for 2009 and 2008.

In 2005, the Company adjusted its valuation allowance to fully reserve for the entire net U.S. deferred tax asset. At each subsequent period, including at the end of the first quarter of 2009, we reached a similar conclusion, therefore we have continued to fully reserve for the entire net U.S. deferred tax asset. We will continue to assess the valuation allowance on a regular basis and may reduce the valuation allowance if and/or when the Company has taxable income from its U.S. operations.

As of April 4, 2009 and December 31, 2008, the Company had no liability under the provisions of FIN 48.

(11)	Discontinued Operations

In January 2008, the Company completed the sale of the retail division for $8,000,000 in cash less closing costs of $283,000.

Operating results from the retail division for the portion of the quarter ended March 29, 2008 during which it was owned by the Company, were as follows (in thousands):

Net sales	$ $	421
Gross loss		(116)
Pretax loss		(119)
Interest allocated		23
Net loss		$(142)

(12)	Intangible Assets and Goodwill

In the first quarter of 2008 the Company completed the acquisition of the customer list of a former competitor for $375,000 CDN. This was accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" and, accordingly, was capitalized and is being amortized on a straight-line basis over the estimated useful life of five years. Amortization expense of $18,750 CDN and $12,500 CDN was recorded in the first quarter of 2009 and 2008, respectively.  Amortization expense is estimated to equal $75,000 CDN per year for the next four years.

We assess impairment of goodwill in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 require a two-step test be performed. First, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded.  In the first quarter of 2009, we performed our annual assessment for the quarry reporting unit. We calculated the fair value of the quarry reporting unit based on the estimated expected discounted future cash flows. Based on this analysis we concluded that there was no indication of impairment as of April 4, 2009, although there can be no assurance that goodwill will not become impaired in future periods.

(13)	Fair Value Measurements

Effective January 1, 2009, the Company adopted SFAS 157 for its non-financial assets and non-financial liabilities.  Effective January 1, 2008, the Company adopted SFAS 157 for its financial assets and liabilities. SFAS 157 establishes a new framework for measuring fair value and expands disclosure requirements. SFAS 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants.  The adoption of SFAS 157 did not have a material impact on our fair value measurements.

SFAS 157's valuation techniques are based on observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs have created the following fair value hierarchy:

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

Investment securities are carried at fair value using level one inputs. The Company owns 1,000,000 shares of Family Memorials, Inc. a company that is publicly traded on the Toronto Stock Exchange. At April 3, 2009, the stock traded at $.06 per share which falls within the Level 1 fair value hierarchy in its entirety.

(14)	Subsequent Events

On April 17, 2009, Rock of Ages Canada, ("ROA Canada"), a wholly owned subsidiary of the Company signed an Asset Purchase Agreement and completed the purchase of the real and personal property comprising the Polycor Stanstead Quarry, located in Stanstead, Quebec, Canada from Carrieres Polycor, Inc. ("Polycor").  The purchase price for the quarry, building and inventory was $1.3 million CDN. This purchase was funded by ROA Canada's line of credit with the Royal Bank of Canada. In connection with the purchase, Polycor entered into an agreement that limits Polycor from owning or operating a quarry similar to the Stanstead Gray quarry within fifty kilometers of Stanstead, Quebec.  This agreement also prohibits Polycor from soliciting ROA Canada's customers for sales of gray granite. In connection with the purchase, ROA Canada entered into a 30 year supply agreement with Polycor, whereby ROA Canada must supply Polycor with standard blocks not to exceed 300 cubic meters (or 10,594 cubic feet) a month at ROA Canada's best price offered to other quarry customers less a 10% discount on first grade granite if paid within thirty days.  ROA Canada also assumed the remaining three years of supply agreements with two unrelated granite manufacturers.

On April 25, 2009, the Company concluded negotiations on new collective bargaining agreements with the two unions representing the production workforce in its quarries and manufacturing plants located in Barre, Vermont. Accordingly, effective April 25, 2009 the Company entered into three separate collective bargaining agreements: A two year agreement with the United Steelworkers covering part of the production workforce in its manufacturing plant in Barre, Vermont; a two year agreement with the Granite Cutters Association covering the remainder of the production workforce in the Company's manufacturing plant in Barre, Vermont; and a three year agreement with the United Steelworkers covering its production workforce in its Vermont quarries. The three year quarry agreement commences on April 25, 2009 and expires on April 27, 2012, and the manufacturing agreements commence on April 25, 2009 and expire on April 29, 2011. Pursuant to the agreements, wages for quarry workers remain the same in year one and increase $0.50 per hour in years two and three, and wages for manufacturing plant workers remain the same in year one and increase $0.50 per hour in year two.  The workers agreed to a modest increase in their share of health insurance premiums beginning in 2010 and the quarry worker's partner in productivity bonus plan will now be capped at the nine year average of $4,500 per person.

(15)	Assets Held For Sale

As of April 4, 2009 the Company held various assets for sale, which were no longer being used in production, totaling $831,000 compared with $477,000 at December 31, 2008.  These assets have been classified as current assets held for sale.  The estimated sales prices for the assets are expected to exceed the carrying values therefore no impairments were recognized.  Accordingly, $831,000 has been reclassified from the term loan to current maturities of long term debt since the company is required to apply the proceeds from the sale of these assets, when they are sold, against the term loan.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Rock of Ages is an integrated quarrier and manufacturer of granite and products manufactured from granite. During the first quarter of 2009, we had two business segments:  quarry and manufacturing. The quarry division sells granite blocks to the manufacturing division and to outside manufacturers, as well as to customers outside North America. The manufacturing division's principal products are granite memorials and mausoleums used primarily in cemeteries. It also manufactures specialized granite products for industrial applications.

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

In the first quarter of 2009 revenues in our quarry division decreased 33% from the same period last year. We feel the decrease was in part, a timing issue as the quarry shipments in the first and fourth quarters of 2008 were unusually strong. However, even with the decrease in revenue, the gross loss decreased 54% from the same period last year.  SG&A expenses decreased 10% due to staffing reductions and other cost cutting measures. The quarry operating loss was 30% lower than the same period last year.

Revenue in our manufacturing division was $907,000 lower in the first quarter of 2009 from the same period last year. The reduction in manufacturing shipments is due to a lower beginning backlog to start the year. As a result the gross profit for the first quarter of 2009 was $250,000 lower than the same period last year. SG&A expenses were comparable with last year. The manufacturing operating loss was $214,000 higher than last year's first quarter.

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

	Three Months Ended
	April 4, 2009		March 29, 2008

Net Revenues:
Quarry	52.6%		55.6%
Manufacturing	47.4%		44.4%

Total net revenues	100.0%		100.0%

Gross Profit (Loss):
Quarry	(7.2%	)	(10.5%	)
Manufacturing	3.7%		9.6%

Total gross profit (loss)	(2.0%	)	(1.6%	)

Selling, general and administrative expenses:
Quarry	17.5%		13.0%
Manufacturing	34.4%		27.0%
Corporate overhead	17.5%		15.3%
Effect of pension curtailment	1.6%		-

Total SG&A expenses	44.6%		34.6%

Loss from continuing operations before interest and income taxes	(46.6%	)	(36.2%	)

Other income, net	(1.5%	)	(0.8%	)
Interest expense	3.5%		4.3%

Loss from continuing operations before income taxes	(48.6%	)	(39.7%	)

Income tax benefit	(1.9%	)	(2.0%	)

Loss from continuing operations	(46.7%	)	(37.7%	)

Discontinued operations	-		(1.7%	)

Net loss	(46.7%	)	(39.4%	)

Three Months Ended April 4, 2009 Compared to Three Months Ended March 29, 2008

On a consolidated basis for the three-month period ended April 4, 2009, compared to the three-month period ended March 29, 2008, revenue decreased 29%, gross loss decreased 10% and total SG&A expenses decreased 9%.  The Company reported a net loss of $2.8 million in the first quarter of 2009 compared with a loss of $3.3 million for the first quarter of 2008.

Quarry Segment Analysis

Revenue in our quarry division for the three-month period ended April 4, 2009 of $3.1 million was down 33% from the three-month period ended March 29, 2008, of $4.7 million. We feel the decrease was in part, a timing issue as the quarry shipments in the first quarter of 2008 were unusually strong. The shipments in the first quarter of 2009 are on par with where we expected them to be. SG&A expenses decreased 10% due to staffing reductions and other cost cutting measures. The quarry operating loss was 30% lower than the same period last year.

The productivity improvements such as the diamond wire sawing technology which were implemented in 2008 are showing positive results as even with the decrease in revenue, the gross loss decreased 54% or $265,000 from the same period last year.

SG&A expenses decreased 10% or $62,000 due to staffing reductions, decreased travel costs and lower bad debt expense.

Manufacturing Segment Analysis

Revenue in our manufacturing division for the three-month period ended April 4, 2009 decreased 24% or $907,000 from the three-month period ended March 29, 2008, primarily due to the lower backlog to begin the year. Due to the decreased backlog, we increased the winter layoff period for the manufacturing production personnel to improve efficiency.

Gross profit dollars from the manufacturing division decreased 71% or $252,000 and gross profit as a percentage of manufacturing revenue decreased by 6 percentage points for the three-month period ended April 4, 2009 compared to the three-month period ended March 29, 2008. These decreases were primarily the result of the overall reduced shipments due to the lower beginning backlog.

SG&A costs for the three-month period ended April 4, 2009 for the manufacturing division decreased $38,000 or 4% compared to the three-month period ended March 29, 2008. This decrease is due primarily to the decrease in the average Canadian exchange rate.

Consolidated Items

Corporate overhead, consisting of operating costs not directly related to an operating segment, decreased 19%, or $246,000, for the three-month period ended April 4, 2009 compared to the three-month period ended March 29, 2008 due to the reduction in personnel and related costs throughout 2008. Because audit and related fees are disproportionately incurred in the first quarter, we expect lower quarterly unallocated corporate overhead expenses for the balance of 2009.

Other income, which includes rental income from non-operating properties, was up 38%, or $24,000, in the first quarter of 2009.

Effective March 31, 2009 the Company's defined benefit pension plan was amended by freezing membership and future benefits in the plan. Accordingly, we recognized an additional pension expense of $95,000 as the effect of the pension curtailment in the first quarter. If the pension plan had not been frozen, the pension expense for the year would have been $1.3 million. Because the plan was frozen, the 2009 pension expense will be $760,000, which includes the $95,000 expense for the effect of the curtailment.

No interest expense has been allocated to discontinued operations in 2009 and $23,000 was allocated in the first quarter of 2008. Net interest expense, including amounts allocated to discontinued operations, decreased $175,000, or 46%, for the three-month period ended April 4, 2009 compared to the three-month period ended March 29, 2008 reflecting debt repayments in January 2008 from the proceeds of the sale of the retail division and further reductions in debt throughout the year. On March 30, 2009, we reached a definitive agreement with our lenders on the conditions of the grant of a waiver from compliance with certain covenants contained in our Amended and Restated Financing Agreement. In consideration of the consents and waivers the unused line fee went from .25% to .50% and the existing interest rate pricing grid was changed and interest rates increased approximately 3%. We expect this will increase our interest expense around $400,000 for the year but due to the decreased level of debt interest expense will most likely not exceed the amount reported in 2008.

Income tax benefit was $116,000 for the three-month period ended April 4, 2009, compared to $166,000 for the same three-month period in 2008. The tax benefit reported in both periods was entirely due to our Canadian subsidiary and is less in 2009 than 2008 due to a larger first quarter loss in our Canadian subsidiary in 2008 and the effect of the decrease in the exchange rate. During the first quarter of both years we continued to fully reserve against all our U.S. deferred tax assets.

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

We have historically contributed between $800,000 and $1.0 million per year to the defined benefit pension plan.  The Company is not required to make any contribution in 2009, however we expect to contribute $750,000 to the defined benefit plan this year, which, we believe, we will be able to fund either from cash from operations or borrowing under our credit facilities.  See note 9 of the Notes to Unaudited Consolidated Financial Statements.

Our primary need for capital will be to maintain and improve our quarry and manufacturing facilities.  We have approximately $2.1 million planned for capital expenditures in 2009. We believe we will be able to fund these capital expenditures either from cash from operations or borrowings under our credit facilities.

On April 17, 2009, ROA Canada signed an Asset Purchase Agreement and completed the purchase of the real and personal property comprising the Polycor Stanstead Quarry, located in Stanstead, Quebec, Canada from Carrieres Polycor, Inc. ("Polycor"). The purchase price for the quarry, building and inventory was $1.3 million CDN. This purchase was funded by ROA Canada's line of credit with the Royal Bank of Canada.

In January 2008, we received $7.7 million in net proceeds from the sale of the retail division. We applied $4.5 million of these proceeds to the long-term debt and $3.2 million to the revolving credit facility.

Cash Flows

At April 4, 2009, we had cash and cash equivalents of $589,000 and working capital of $18 million, compared to $1.1 million of cash and cash equivalents and working capital of $20.5 million at March 29, 2008.

Cash Flows from Operations. Net cash provided by operating activities was $2.6 million in the three-month period ended April 4, 2009 compared to net cash used of $2.4 million in the same three-month period of 2008. The increase in cash flow from operations is due primarily to a lower net loss in 2009 and the increase in the amount of collections on accounts receivable in the first quarter of 2009.

Cash Flows from Investing Activities. Cash flows used in investing activities were $281,000 in the first quarter of 2009 compared to $7.1 million provided by investing activities in the three-month period ended March 29, 2008. In 2009, we purchased property, plant and equipment (PP&E) totaling $399,000 less $118,000 received on sales of assets. In the first quarter of 2008 we purchased $422,000 of PP&E and paid the remainder of $179,000 for a customer list in Canada which was offset by proceeds from the sale of the retail division totaling $7.7 million. Cash used in investing activities comes from either borrowings under our credit facilities or from operations.

Cash Flows from Financing Activities. Net cash used in financing activities in the three-month period ended April 4, 2009 was $2.6 million which consisted of repayments on the long-term debt of $126,000 and net repayments on the revolving line of credit of $2.5 million. This compares to $5.5 million used in financing activities in the three-month period ended March 29, 2008 which consisted of repayments on the long-term debt of $4.6 million, net repayments on the revolving line of credit of $862,000 and increased debt issuance costs of $24,000.

CIT Credit Facility

We have a credit facility with the CIT Group/Business Credit and Chittenden Trust Company (the "Lenders") that is scheduled to expire in October 2012 and is secured by substantially all assets of the Company located in the United States. The facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable, inventory and certain fixed assets.  Amounts outstanding were $4,961,000 and $13,991,000 as of April 4, 2009 and $9,637,000 and $14,356,000 as of March 29, 2008 on the revolving credit facility and the term loan line of credit, respectively. The credit facility financing agreement places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, make capital expenditures, repurchase stock and make investments or guarantees, without pre-approval by the Lenders.  The financing agreement also contains certain covenants for a Minimum Fixed Charge Coverage Ratio (the "Ratio") and a limit on the Total Liabilities to Net Worth Ratio of the Company. Due to the non-cash impairment charges on the write-down of inventory and the corporate building, we were in violation of the fixed charge coverage ratio covenant at December 31, 2008. We received a waiver of this covenant from the Lenders and amended the agreement as of March 30, 2009.

Minimum Fixed Charge Coverage Ratio. The credit facility requires the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA), to the sum of income taxes paid, capital expenditures, interest and scheduled debt repayments be at least 1.10 for the trailing twelve-month period at the end of each quarter. The Company was in compliance with the Ratio covenant at April 4, 2009.

Total Liabilities to Net Worth Ratio. The credit facility also requires that the ratio of our total liabilities to net worth (the "Leverage Ratio") not exceed 2.25 for the first two quarters of 2009 and 2.00 for the remainder of the term of the loan. The Leverage Ratio excludes from the calculation the change in tangible net worth directly resulting from the Company's compliance with SFAS No. 158 of $6.0 million. In relevant part, SFAS No. 158 required us to place on our books certain unrecognized and unfunded retirement liabilities beginning December 31, 2006.  As of April 4, 2009, we were in compliance with the Leverage Ratio covenant.

Interest Rates. We can elect the interest rate under the credit facility based on the prime rate or LIBOR for both the revolving credit facility and the term loan. The revolving credit facility's rate is based on Prime plus 3% or LIBOR plus 4% with a 2% floor for LIBOR. The term loan's rate is based on Prime plus 3.5% or LIBOR plus 4.5% with a 2% floor for LIBOR.

The rates in effect as of April 4, 2009 were as follows:

	Amount	Formula	Effective Rate
Revolving Credit Facility	$5.0 million	Prime + 3.00%	6.25%
Term Loan	14.0 million	Prime + 3.50%	6.75%

Canadian Credit Facility

The Company's Canadian subsidiary has a line of credit agreement with the Royal Bank of Canada that is renewable annually. Under the terms of this agreement, a maximum of $4.0 million CDN may be advanced based on eligible accounts receivable, eligible inventory, and tangible fixed assets.  The line of credit bears interest at the U.S. prime rate.  There was -0- outstanding as of April 4, 2009 and March 29, 2008.

Off-Balance Sheet Arrangements

With the exception of our operating leases, we do not have any off-balance sheet arrangements, and we do not have, nor do we engage in, transactions with any special purpose entities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has financial instruments that are subject to interest rate risk, principally debt obligations under its credit facilities. Historically, the Company has not experienced material gains or losses due to interest rate changes. Based on the April 4, 2009 outstanding borrowings under the credit facility of $19.0 million, the impact of a 1% increase in the interest rates would be approximately $190,000 a year.

The Company is subject to foreign currency exchange rate risk primarily from the operations of its Canadian subsidiary. At April 4, 2009, the Canadian subsidiary had net assets of $9.5 million exposed to changes in the Canadian/U.S. dollar exchange rate.  The impact of the change in the exchange rate in the first three months of 2009 was $71,000 due to a slight decrease in the value of the Canadian dollar as compared to the U.S. dollar.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's CEO and CFO have concluded, that the Company's disclosure controls and procedures are effective in identifying, on a timely basis, material information required to be disclosed in our reports filed or submitted under the Exchange Act. Management has concluded that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company's financial position, results of operations and cash flows for the periods and dates presented.

Changes in Internal Control Over Financial Reporting. There have been no significant changes in the Company's internal control over financial reporting identified during the quarter ended April 4, 2009.

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

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company's 2008 Annual Report.

Item 6.	Exhibits

Number	Exhibits

3.1

Amended and Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997.

3.2	Amended and Restated By-Laws of the Registrant (as amended through November 16, 2007) incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated November 16, 2007.

4

Specimen Certificate representing the Class A Common Stock incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997and declared effective on October 20, 1997.

10.1

Amendment No. 1 to Supply Agreement dated as of January 16, 2009 (executed and delivered March 10, 2009) by and between Rock of Ages Corporation and PKDM Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the commission on March 11, 2009).

10.2

First Amendment to Amended and Restated Financing Agreement dated March 30, 2009 by and between the CIT Group/Business Credit, Inc. and Carolina Quarries, Inc., Pennsylvania Granite Corp., Keith Monument Company, LLC, Rock of Ages Memorials, Inc., Sioux Falls Monument Co. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on March 31, 2009).

10.3

Asset Purchase Agreement dated April 17, 2009 by and between Rock of Ages Canada, a wholly owned subsidiary of Rock of Ages Corporation and Carrieres Polycor, Inc. for the purchase of real and personal property comprising the Polycor Stanstead Quarry, located in Stanstead, Quebec. This exhibit is the original French version of the agreement.

10.4

Asset Purchase Agreement dated April 17, 2009 by and between Rock of Ages Canada, a wholly owned subsidiary of Rock of Ages Corporation and Carrieres Polycor, Inc. for the purchase of real and personal property comprising the Polycor Stanstead Quarry, located in Stanstead, Quebec. This exhibit is an English translation of the original French agreement.

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

ROCK OF AGES CORPORATION

Dated: May 19, 2009	By: /s/ Laura A Plude Laura A. Plude Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibits

3.1

Amended and Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997.

3.2	Amended and Restated By-Laws of the Registrant (as amended through November 16, 2007) incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated November 16, 2007.

4

Specimen Certificate representing the Class A Common Stock incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997and declared effective on October 20, 1997.

10.1

Amendment No. 1 to Supply Agreement dated as of January 16, 2009 (executed and delivered March 10, 2009) by and between Rock of Ages Corporation and PKDM Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the commission on March 11, 2009).

10.2

First Amendment to Amended and Restated Financing Agreement dated March 30, 2009 by and between the CIT Group/Business Credit, Inc. and Carolina Quarries, Inc., Pennsylvania Granite Corp., Keith Monument Company, LLC, Rock of Ages Memorials, Inc., Sioux Falls Monument Co. and the Company (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on March 31, 2009).

10.3

Asset Purchase Agreement dated April 17, 2009 by and between Rock of Ages Canada, a wholly owned subsidiary of Rock of Ages Corporation and Carrieres Polycor, Inc. for the purchase of real and personal property comprising the Polycor Stanstead Quarry, located in Stanstead, Quebec. This exhibit is the original French version of the agreement.

10.4

Asset Purchase Agreement dated April 17, 2009 by and between Rock of Ages Canada, a wholly owned subsidiary of Rock of Ages Corporation and Carrieres Polycor, Inc. for the purchase of real and personal property comprising the Polycor Stanstead Quarry, located in Stanstead, Quebec. This exhibit is an English translation of the original French agreement.

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

