Form 10-Q/A
period 2009-05-28
ROCK OF AGES CORP
filed 2009-05-28
CIK 84581

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

ROCK OF AGES CORPORATION

INDEX

Form 10-Q for the Quarterly Period
Ended April 4, 2009

EXPLANATORY NOTE ON AMENDMENT

This Amendment No. 1 to the Form 10-Q for the quarter ended April 4, 2009 is being filed for the purpose of including the required certifications that were listed as an exhibit but inadvertently omitted in the original filing on May 19, 2009.

Except for the item described above, none of the information contained in our original filing on Form 10-Q has been updated, modified or revised. The remainder of our original Form 10-Q is included herein for the convenience of the reader.

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

