Form 10-Q
period 2009-08-11
ROCK OF AGES CORP
filed 2009-08-14
CIK 84581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2009

OR

(Mark One)

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

As of August 14, 2009, 4,812,342 shares of Class A Common Stock and 2,603,721 shares of Class B Common Stock of the registrant were outstanding.

ROCK OF AGES CORPORATION

INDEX

Form 10-Q for the Quarterly Period
Ended July 4, 2009

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

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements

ROCK OF AGES CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in thousands, except par value amounts)

(Unaudited)

	July 4,	December 31,
ASSETS	2009	2008
Current assets:
Cash and cash equivalents	$315	$888
Trade receivables, net	8,789	13,314
Inventories, net	15,273	16,840
Other current assets	1,379	1,561
Assets held for sale	831	477
Total current assets	26,587	33,080
Property, plant and equipment, net	30,732	29,998
Cash surrender value of life insurance	132	132
Identified intangible assets, net	519	571
Goodwill	387	387
Long-term investments	121	25
Other long term assets	504	249
Total assets	$58,982	$64,442
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under line of credit	$2,715	$7,428
Current maturities of long-term debt	872	517
Trade payables	1,428	1,334
Accrued expenses	1,648	2,226
Salary continuation and other post-employment benefits	689	567
Customer deposits	781	454
Total current liabilities	8,133	12,526
Long-term debt, excluding current installments	13,415	13,904
Salary continuation liability, net of current portion	5,163	5,382
Accrued pension cost	5,438	9,026
Deferred salary liability	1,504	1,523
Accrued other post-employment benefits, net of current portion	1,616	1,623
Deferred tax liabilities	29	27
Total liabilities	35,298	44,011

Stockholders' equity:
Preferred stock - $.01 par value; 2,500,000 shares authorized; No shares issued or outstanding
Common stock - Class A, $.01 par value; 30,000,000 shares authorized; 4,812,342 shares issued and outstanding as of July 4, 2009 and December 31, 2008	48	48
Common stock - Class B, $.01 par value; 15,000,000 shares authorized; 2,603,721 shares issued and outstanding as of July 4, 2009 and December 31, 2008	26	26
Additional paid-in capital	65,719	65,688
Accumulated deficit	(36,889)	(35,548)
Accumulated other comprehensive loss	(5,220)	(9,783)
Total stockholders' equity	23,684	20,431
Total liabilities and stockholders' equity	$58,982	$64,442

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Net revenues:
Quarry	$6,912	$5,560	$10,036	$10,229
Manufacturing	7,512	8,766	10,326	12,487

Total net revenues	14,424	14,326	20,362	22,716
Cost of goods sold:
Quarry	5,166	4,406	8,515	9,565
Manufacturing	5,081	6,147	7,792	9,512

Total cost of goods sold	10,247	10,553	16,307	19,077
Gross profit:
Quarry	1,746	1,154	1,521	664
Manufacturing	2,431	2,619	2,534	2,975

Total gross profit	4,177	3,773	4,055	3,639
Operating expenses:
Selling, general and administrative expenses:
Quarry	583	615	1,130	1,224
Manufacturing	1,058	1,027	2,026	2,033
Corporate overhead	692	889	1,733	2,176
Effect of pension curtailment	-	-	95	-

Total operating expenses	2,333	2,531	4,984	5,433

Income (loss) from continuing operations before interest expense and income taxes	1,844	1,242	(929)	(1,794)

Other income, net	(55)	(59)	(144)	(123)
Interest expense	331	351	537	708

Income (loss) from continuing operations before income taxes	1,568	950	(1,322)	(2,379)

Income tax expense	135	223	19	57
Income (loss) from continuing operations	1,433	727	(1,341)	(2,436)
Income (loss) from discontinued operations	-	-	-	(142)

Net income (loss)	$1,433	$727	$(1,341)	$(2,578)

Net income (loss) per share - basic and diluted:
Net income (loss) from continuing operations	$0.19	$0.10	$(0.18)	$(0.33)
Net income (loss) from discontinued operations	-	-	-	(0.02)

Net income (loss) per share	$0.19	$0.10	$(0.18)	$(0.35)
Weighted average number of common shares outstanding - basic and diluted	7,416	7,416	7,416	7,416

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
( in thousands)
(Unaudited)

	Six Months Ended
	July 4,	June 28,
	2009	2008

Cash flows from operating activities:
Net loss	$(1,341)	$(2,578)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain)/loss on sale of assets	(9)	8
Depreciation, depletion and amortization	1,214	1,388
Stock compensation expense	31	7
Change in cash surrender value of life insurance policies	-	59
Changes in operating assets and liabilities:
Trade receivables, net	4,609	1,804
Inventories	2,013	221
Other assets	(90)	(130)
Trade payables, accrued expenses and income taxes	(502)	(1,113)
Customer deposits	328	368
Salary continuation and pension	325	94
Other liabilities	(20)	119

Net cash provided by operating activities	6,558	247

Cash flows from investing activities:
Purchases of other property, plant and equipment	(1,174)	(2,515)
Proceeds from sale of assets	123	7,717
Purchase of land and granite reserves	(1,273)	-
Purchase of intangible asset	-	(179)

Net cash provided by (used in) investing activities	(2,324)	5,023

Cash flows from financing activities:
Net repayments under lines of credit	(4,713)	(1,625)
Debt issuance costs	-	(24)
Principal payments on long-term debt	(135)	(4,653)

Net cash used in financing activities	(4,848)	(6,302)

Effect of exchange rate changes on cash	41	(97)

Net decrease in cash and cash equivalents	(573)	(1,129)

Cash and cash equivalents, beginning of period	888	1,961

Cash and cash equivalents, end of period	$315	$832

Supplemental cash flow information:
Cash paid during the period for:
Interest	$569	$757
Income taxes	165	261

 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

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

The Company's fiscal year ends on December 31 and its fiscal quarters are the 13-week periods ending on the Saturday nearest March 31, June 30 and September 30. As a result, the first and fourth quarter may be more or less than 13 weeks, by 1 to 6 days, which can affect comparability between periods. The second quarters of 2009 and 2008 each have 91 days.

(2)	Stock-Based Compensation

The following tables set forth stock option activity for the periods ended July 4, 2009 and June 28, 2008 and information on outstanding and exercisable options at such dates:

	Six Months Ended
	July 4, 2009		June 28, 2008
	Number Of Options	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price

Outstanding at beginning of period	324,000	$4.06	196,000	$6.11

Granted	20,000	2.63	-	-
Exercised	-	-	-	-
Canceled	-	-	(45,000)	(5.98)
Outstanding at end of period	344,000	$3.98	151,000	$6.15
Exercisable at end of period	119,000	$5.98	126,000	$6.19
Weighted average remaining contractual life	6.9 years		4.2 years

At July 4, 2009, the closing price of the Company's stock was less than the weighted average exercise price of the outstanding options, therefore, there was no aggregate intrinsic value of outstanding options.

(3)	Inventories

Inventories consist of the following (in thousands):	July 4,	December 31,
	2009	2008
Raw materials	$9,739	$11,610
Work-in-process	1,319	1,166
Finished goods and supplies	4,215	4,064
	$15,273	$16,840

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

Options to purchase 344,000 and 151,000 shares of Class A common stock were outstanding at July 4, 2009 and June 28, 2008, respectively, but were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

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

The quarry segment extracts granite from the ground and sells it to either the Company's manufacturing segment or to outside manufacturers, as well as to distributors in Europe and China. There were two quarry customers that represented approximately 30.1% and 46.1% of accounts receivable at July 4, 2009 and December 31, 2008, respectively.  These receivables were backed by irrevocable letters of credit.

The manufacturing segment's principal products are granite memorials and mausoleums used primarily in cemeteries and, to a lesser extent, specialized granite products for industrial applications.

Inter-segment revenues are accounted for as if the sales were to third parties.

The following tables present unaudited segment information for the three and six month periods ended July 4, 2009 and June 28, 2008 (in thousands):

Three month period:

2009	Quarry	Manufacturing	Unallocated Corporate Overhead	Total
Total net revenues	$7,273	$7,512	$-	$14,785
Inter-segment net revenues	(361)	-	-	(361)

Net revenues	6,912	7,512	-	14,424

Total gross profit	1,817	2,360	-	4,177
Inter-segment gross profit	(71)	71	-	-

Gross profit	1,746	2,431	-	4,177

Selling, general and administrative expenses	583	1,058	692	2,333

Income (loss) from continuing operations before interest and income taxes	$1,163	$1,373	$(692)	$1,844

2008	Quarry	Manufacturing	Unallocated Corporate Overhead	Total
Total net revenues	$6,260	$8,766	$-	$15,026
Inter-segment net revenues	(700)	-	-	(700)

Net revenues	5,560	8,766	-	14,326

Total gross profit	1,359	2,414	-	3,773
Inter-segment gross profit	(205)	205	-	-

Gross profit	1,154	2,619	-	3,773

Selling, general and administrative expenses	615	1,027	889	2,531

Income (loss) from continuing operations before interest and income taxes	$539	$1,592	$(889)	$1,242

Six-month period:

2009	Quarry	Manufacturing	Unallocated Corporate Overhead	Total
Total net revenues	$10,688	$10,326	$-	$21,014
Inter-segment net revenues	(652)	-	-	(652)

Net revenues	10,036	10,326	-	20,362

Total gross profit	1,592	2,463	-	4,055
Inter-segment gross profit	(71)	71	-	-

Gross profit	1,521	2,534	-	4,055

Selling, general and administrative expenses	1,130	2,026	1,733	4,889
Effect of pension curtailment	-	-	95	95

Income (loss) from continuing operations before interest and income taxes	$391	$508	$(1,828)	$(929)

2008	Quarry	Manufacturing	Unallocated Corporate Overhead	Total
Total net revenues	$11,522	$12,487	$-	$24,009
Inter-segment net revenues	(1,293)	-	-	(1,293)

Net revenues	10,229	12,487	-	22,716

Total gross profit	872	2,767	-	3,639
Inter-segment gross profit	(208)	208	-	-

Gross profit	664	2,975	-	3,639

Selling, general and administrative expenses	1,224	2,033	2,176	5,433

Income (loss) from continuing operations before interest and income taxes	$(560)	$942	$(2,176)	$(1,794)

Net revenues by geographic area, based on shipping destination, for the three and six months ended July 4, 2009 and June 28, 2008 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net revenues:
China	$2,591	$1,170	$3,436	$2,983
Italy	30	119	35	332
Other foreign countries	26	116	101	206
	2,647	1,405	3,572	3,521
United States and Canada	11,777	12,921	16,790	19,195
Total net revenues	$14,424	$14,326	$20,362	$22,716

Net property, plant and equipment by geographic area are as follows (in thousands):
	July 4, 2009	December 31, 2008
United States	$26,875	$27,144
Canada	3,857	2,854
	$30,732	$29,998

See Note 11 for additional information concerning the purchase of land and granite reserves by our Canadian subsidiary in April 2009.

(6)	Comprehensive Income (Loss)

Accumulated other comprehensive loss consists of the following components (in thousands):

	Foreign Currency Translation	Unfunded Pension Liability	Investment Available for Sale	Accumulated Other Comprehensive Loss
Balance at December 31, 2008	$1,505	$(11,228)	$(60)	$(9,783)
Changes in 2009	448	4,020	95	4,563
Balance at July 4, 2009	$1,953	$(7,208)	$35	$(5,220)

Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Net income (loss)	$1,433	$727	$(1,341)	$(2,578)
Other comprehensive income (loss):
Foreign currency translation adjustment	545	109	448	(175)
Unrealized gain (loss) on investment in available for sale securities	69	65	95	(8)
Pension related adjustment:
Curtailment	-	-	1,503	-
Pension liability adjustment, net of reclassification adjustment	-	-	2,517	170

Comprehensive income (loss)	$2,047	$901	$3,222	$(2,591)

(7)	Components of Net Periodic Benefit Cost

Components of net periodic benefit cost for the three months ended July 4, 2009 and June 28, 2008 are as follows (in thousands):

	NON-UNION PENSION BENEFITS		SALARY CONTINUATION BENEFITS		OTHER POST- EMPLOYMENT BENEFITS

	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Service cost	$-	$79	$-	$-	$1	$2
Interest cost	371	377	84	81	26	27
Expected return on plan assets	(302)	(420)	-	-	-	-
Amortization of prior service costs	-	35	28	14	12	10
Amortization of net actuarial loss	45	26	-	-	-	-
Effect of curtailment	-	-	-	-	-	-
Net periodic benefit cost	$114	$97	$112	$95	$39	$39

Components of net periodic benefit cost for the six months ended July 4, 2009 and June 28, 2008 are as follows (in thousands):

	NON-UNION PENSION BENEFITS		SALARY CONTINUATION BENEFITS		OTHER POST- EMPLOYMENT BENEFITS

	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Service cost	$65	$158	$-	$-	$2	$4
Interest cost	758	754	168	162	52	54
Expected return on plan assets	(620)	(840)	-	-	-	-
Amortization of prior service costs	32	70	56	28	24	20
Amortization of net actuarial loss	200	52	-	-	-	-
Effect of curtailment	95	-	-	-	-	-
Net periodic benefit cost	$530	$194	$224	$190	$78	$78

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

The Company expects to contribute $750,000 to the defined benefit pension plan during 2009. No contribution was made during the quarter ended July 4, 2009.

(8)	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141(R)"). This statement improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. SFAS No. 141(R) will have an impact on accounting for business combinations, but the effect is dependent on acquisitions subsequent to that time.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB No. 133" ("SFAS No. 161"). This statement amends SFAS No. 133 by requiring enhanced disclosures about an entity's derivative instruments and hedging activities, but does not change SFAS No. 133's scope or accounting. SFAS No. 161 requires increased qualitative, quantitative and credit-risk disclosures about the entity's derivative instruments and hedging activities. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with earlier adoption permitted. The adoption of this standard did not have an effect on our financial position or results of operations.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments" to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all financial statements.  This FSP is effective for interim reporting periods ending after June 15, 2009.  The adoption of this standard did not have a material effect on our financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events". SFAS No. 165 establishes standards under which an entity shall recognize and disclose events that occur after a balance sheet date, but before the related financial statements are issued or are available to be issued. SFAS No. 165 is effective for fiscal years and interim periods ending after June 15, 2009. The company evaluated its July 4, 2009 financial statements for subsequent events through August 14, 2009, the date the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

(9)	Credit Facility

In October 2007, the Company entered into a new credit facility with its existing lenders, the CIT Group/Business Credit and Chittenden Trust Company (the "Lenders") that is scheduled to expire in October 2012 and is secured by substantially all assets of the Company located in the United States.  The credit facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable, inventory and certain fixed assets. Amounts outstanding were $2,715,000 and $13,991,000 as of July 4, 2009 and $8,873,000 and $14,356,000 as of June 28, 2008 on the revolving credit facility and the term loan line of credit, respectively. Availability under the revolving credit facility was $9,724,000 as of July 4, 2009. The credit facility financing agreement places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, make capital expenditures, repurchase stock and make investments or guarantees, without pre-approval by the Lenders. Due to the non-cash impairment charges on the write-down of inventory and the corporate building we were in violation of the fixed charge coverage ratio covenant described below at December 31, 2008. We received a waiver of this covenant from the Lenders and amended the agreement as of March 30, 2009.

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

Minimum Fixed Charge Coverage Ratio. The facility requires the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA), to the sum of income taxes paid, capital expenditures, interest and scheduled debt repayments be at least 1.10 for the trailing twelve-month period at the end of each quarter. The Company was in compliance with this covenant at July 4, 2009.

Total Liabilities to Net Worth Ratio. The credit facility also requires that the ratio of our total liabilities to net worth (the "Leverage Ratio") not exceed 2.25 for the first two quarters of 2009 and 2.00 for the remainder of the term of the loan. The Leverage Ratio excludes from the calculation the change in tangible net worth directly resulting from the Company's compliance with SFAS No. 158 of $6.0 million. In relevant part, SFAS No. 158 required us to place on our books certain unrecognized and unfunded retirement liabilities beginning December 31, 2006.  As of July 4, 2009, we were in compliance with the Leverage Ratio covenant.

(10)	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2005 or Canadian tax authorities for years before 2003.

Income tax expense in the first two quarters of 2009 and 2008 result solely from income at our Canadian subsidiary. Tax expense is calculated based on the estimated annual effective Canadian tax rate of 31% for 2009 and 2008.

In 2005, the Company adjusted its valuation allowance to fully reserve for the entire net U.S. deferred tax asset. At each subsequent period, including at the end of the second quarter of 2009, we reached a similar conclusion, therefore we have continued to fully reserve for the entire net U.S. deferred tax asset. We will continue to assess the valuation allowance on a regular basis and may reduce the valuation allowance when the Company has taxable income from its U.S. operations.

As of July 4, 2009 and December 31, 2008, the Company had no liability under the provisions of FIN 48.

(11)	Discontinued Operations

In January 2008, the Company completed the sale of the retail division for $8,000,000 in cash less closing costs of $283,000.

Operating results from the retail division for the portion of the quarter ended March 29, 2008 during which it was owned by the Company, were as follows (in thousands):

Net sales	$421
Gross loss	(116)
Pretax loss	(119)
Interest allocated	23
Net loss	$(142)

(12)	Intangible Assets and Goodwill

In the first quarter of 2008 the Company completed the acquisition of the customer list of a former competitor for $375,000 CDN. This was accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" and, accordingly, was capitalized and is being amortized on a straight-line basis over the estimated useful life of five years. Amortization expense of $18,750 CDN was recorded in the second quarter of 2009 and 2008.  Amortization expense is estimated to equal $75,000 CDN per year through 2012.

We assess impairment of goodwill in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible
13

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

  Level 1 - Quoted prices for identical instruments in active markets.

  Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant value drivers are observable.

  Level 3 - Valuations derived from valuation techniques in which significant value drivers are unobservable.

Investment securities are carried at fair value using level one inputs. The Company owns 1,000,000 shares of Family Memorials, Inc. a company that is publicly traded on the Toronto Stock Exchange. At July 3, 2009, the stock traded at $.14 per share which falls within the Level 1 fair value hierarchy in its entirety. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the short-term nature of these instruments. The long and short-term debt instruments bear interest at variable rates, which at July 4, 2009 we estimate approximate fair value because they are at market rates.

Certain assets are measured at fair value on a nonrecurring basis. They are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures goodwill, intangible assets and long-lived assets held for sale at fair value on a nonrecurring basis. At July 4, 2009 and December 31, 2008, these assets did not require fair value disclosures under the provisions of SFAS No. 157.

(14)	Asset Purchase

On April 17, 2009, Rock of Ages Canada, ("ROA Canada"), a wholly owned subsidiary of the Company, completed the purchase of the real and personal property comprising the Polycor Stanstead Quarry, located in Stanstead, Quebec, Canada from Carrieres Polycor, Inc. ("Polycor").  The purchase price for the quarry, building and inventory was $1.3 million CDN. This purchase was funded by ROA Canada's line of credit with the Royal Bank of Canada. In connection with the purchase, Polycor entered into an agreement that limits Polycor from owning or operating a quarry similar to the Stanstead Gray quarry within fifty kilometers of Stanstead, Quebec.  This agreement also prohibits Polycor from soliciting ROA Canada's customers for sales of gray granite. In connection with the purchase, ROA Canada also entered into a 30 year supply agreement with Polycor, whereby ROA Canada must supply Polycor with standard blocks not to exceed 300 cubic meters (or 10,594 cubic feet) a month at ROA Canada's best price offered to other quarry customers less a 10% discount on first grade granite if paid within thirty days.  ROA Canada also assumed the remaining three years of supply agreements with two unrelated granite manufacturers. The acquisition did not meet the definition of a business and therefore was accounted for as an asset purchase.

(15)	Assets Held For Sale

As of July 4, 2009 the Company held various assets for sale, which were no longer being used in production, totaling $831,000 compared with $477,000 at December 31, 2008.  These assets have been classified as current assets held for sale and are being actively marketed.  The estimated sales prices for the assets are expected to exceed the carrying values therefore no impairments were recognized in 2009.

(16)	Investment in VIKA

On June 30, 2009, the Company agreed to sell its one-third ownership interest in VIKA to the remaining VIKA shareholder for $170,583 payable in four equal installments of $42,646 due from July to October 2009. In conjunction with this sale the Company entered into an exclusive distribution agreement with VIKA pursuant to which the Company has the exclusive worldwide right to sell and distribute all quarried products of VIKA including slabs and other finished products. The investment in VIKA was fully written-off in 2007. Due to the uncertainty of collections, the Company will recognize a gain on the sale of its ownership interest in VIKA as cash is received.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

Rock of Ages is an integrated quarrier and manufacturer of granite and products manufactured from granite. During the first half of 2009, we had two business segments:  quarry and manufacturing. The quarry division sells granite blocks to the manufacturing division and to outside manufacturers, as well as to customers outside North America. The manufacturing division's principal products are granite memorials and mausoleums used primarily in cemeteries. It also manufactures specialized granite products for industrial applications.

Historically, the Company's operations have experienced certain seasonal patterns. Generally, our net sales have been highest in the second or third quarter and lowest in the first quarter of each year due primarily to weather. Cemeteries in northern areas generally do not accept granite memorials during winter months when the ground is frozen because they cannot be properly set under those conditions. In addition, we either close or reduce the operations of our Vermont and Canadian quarries during these months because of increased operating costs attributable to adverse weather conditions. As a result, we have historically incurred a significant net loss during the first three months of each calendar year and normally have a year-to-date net loss at the end of the first half of the year as well.

In the first half of 2009 revenue decreased 10% to $20.4 million from $22.7 million for the same period last year, but gross profit increased 11% to $4.1 million from $3.6 million. SG&A expenses decreased 3% and unallocated corporate overhead decreased 20% to $1.7 million from $2.2 million. The net loss for the first six months of 2009 was $1.3 million or $0.18 per share compared to a loss from continuing operations of $2.4 million or $0.33 per share for the same period in 2008. The net loss for the first six months of 2008 was $2.6 million or $0.35 per share, which included a loss from discontinued operations of $142,000 or $.02 per share.

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

Our critical accounting policies are as follows:  revenue recognition, impairment of long-lived assets, valuation of deferred tax assets, accounting for pensions and other post-employment benefits and valuation of inventory. There have been no material changes in the Company's critical accounting policies or changes in the methodology applied by management for critical accounting policies from what was previously disclosed in our most recent Form 10-K.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total net revenues with the exception of quarry and manufacturing gross profit and SG&A expenses, which are shown as a percentage of their respective segment's net revenues.

	Three Months Ended				Six Months Ended
	July 4, 2009		June 28, 2008		July 4, 2009		June 28,2008
Net Revenues:
Quarry	47.9%		38.8%		49.3%		45.0%
Manufacturing	52.1%		61.2%		50.7%		55.0%

Total net revenues	100.0%		100.0%		100.0%		100.0%

Gross Profit:
Quarry	25.2%		20.8%		7.5%		6.5%
Manufacturing	32.4%		29.9%		12.4%		23.8%

Total gross profit	29.0%		26.3%		19.9%		16.0%

Selling, general and administrative expenses:
Quarry	8.4%		11.1%		11.3%		12.0%
Manufacturing	14.1%		11.7%		19.6%		16.3%
Corporate overhead	4.8%		6.2%		8.5%		9.6%
Effect of pension curtailment	-		-		0.5%		-

Total SG&A expenses	16.2%		17.6%		24.5%		23.9%

Income (loss) from continuing operations before interest and income taxes	12.8%		8.7%		(4.6%	)	(7.9%)

Other income, net	(0.3%	)	(0.4%	)	(0.7%	)	(0.5%)
Interest expense	2.3%		2.5%		2.6%		3.1%

Income (loss) from continuing operations before income taxes	10.8%		6.6%		(6.5%	)	(10.5%)

Income tax expense	0.9%		1.5%		0.1%		0.2%

Income (loss) from continuing operations	9.9%		5.1%		(6.6%	)	(10.7%)

Discontinued operations	-		-		-		(0.6%)

Net income (loss)	9.9%		5.1%		(6.6%	)	(11.3%)

Three Months Ended July 4, 2009 Compared to Three Months Ended June 28, 2008

On a consolidated basis for the three-month period ended July 4, 2009, compared to the three-month period ended June 28, 2008, revenue increased slightly, less than 1%, gross profit increased 11% and total SG&A expenses, including corporate overhead, decreased 8%.  The Company reported a net profit of $1.4 million in the second quarter of 2009 compared with a profit of $727,000 for the second quarter of 2008.

Quarry Segment Analysis

Revenue in our quarry division for the three-month period ended July 4, 2009 of $6.9 million was up 24% from the three-month period ended June 28, 2008, of $5.6 million. Strong demand for our Bethel White and Salisbury Pink granites, both primarily export granites, contributed to the increase. The other quarries were either comparable or down slightly from the prior period.

Productivity improvements such as the diamond wire sawing technology and the extension of electric power lines into the Bethel quarry are showing positive results as the gross profit increased 51% or $592,000 from the same period last year.

SG&A expenses decreased 5% or $32,000 due to staffing reductions, lower bad debt expense, decreased office expenses and lower export costs due to the decrease in the euro compared to the same time last year. These decreases were somewhat offset by increased convention expenses and professional services related to an appeal of our local property taxes.

Due to all of the factors listed above, the quarry division operating income more than doubled to $1.2 million from $500,000.

Manufacturing Segment Analysis

Revenue in our manufacturing division for the three-month period ended July 4, 2009 decreased 14% or $1.3 million from the three-month period ended June 28, 2008. Most of the decrease in the manufacturing segment revenue reflected weakness in the precision products division, whose customers have been hard hit by the recession, a small decrease in mausoleum sales and the decrease in the value of the Canadian dollar relative to the U.S. dollar compared to last year at this time.

Gross profit dollars from the manufacturing division decreased only 7% or $189,000 while gross profit as a percentage of manufacturing revenue increased by 2.4 percentage points for the three-month period ended July 4, 2009 compared to the three-month period ended June 28, 2008. The increase in the gross profit percentage is primarily the result of decreased labor and supplies costs.

SG&A costs for the three-month period ended July 4, 2009 for the manufacturing division increased $30,000 or 3% compared to the three-month period ended June 28, 2008. This increase is due primarily to an increase in bad debt expense.

Consolidated Items

Corporate overhead, consisting of operating costs not directly related to an operating segment, decreased 22%, or $222,000, for the three-month period ended July 4, 2009 compared to the three-month period ended June 28, 2008 due to the reduction in personnel and related costs.

Other income, which includes rental income from non-operating properties, was comparable to the same period last year.

Net interest expense decreased $20,000, or 6%, for the three-month period ended July 4, 2009 compared to the three-month period ended June 28, 2008 reflecting a reduced level of debt which was offset largely by an increased interest rate which took effect in April 2009 when our lenders granted a waiver for non-compliance with certain covenants contained in our Amended and Restated Financing Agreement. In consideration of the consents and waivers the unused line fee went from .25% to .50% and the existing interest rate pricing grid was changed and interest rates increased approximately 3%.

Income tax expense was $135,000 for the three-month period ended July 4, 2009, compared to $223,000 for the same three-month period in 2008. The tax expense reported in both periods was entirely due to our Canadian subsidiary and is less in 2009 than 2008 due to lower net income in our Canadian subsidiary in 2009 and the effect of the decrease in the exchange rate. During the second quarter of both years we continued to fully reserve against all our U.S. deferred tax assets.

Six Months Ended July 4, 2009 Compared to Six Months Ended June 28, 2008

On a consolidated basis for the six-month period ended July 4, 2009, compared to the six-month period ended June 28, 2008, revenue decreased 10%, gross profit increased 11% and total SG&A expenses, including corporate overhead, decreased 10%.  The Company reported a net loss of $1.3 million in the first six months of 2009 compared with a loss of $2.6 million for the first half of 2008.

Quarry Segment Analysis

Revenue in our quarry division for the six-month period ended July 4, 2009 of $10.0 million was down $193,000 or 2% from the six-month period ended June 28, 2008, of $10.2 million. Bethel White sales of $2.5 million in 2009 were more than double the amount of last year of $1.1 million, and all other quarries were either comparable or down from the prior year. Demand for Barre Gray, which is mainly used in monuments, was down 7% from the prior year and, due to management issues there was very little production in the quarry in the Ukraine, therefore there were no sales of Galactic Blue in the first six months of 2009 compared to $500,000 in the same period of 2008. The management issues have been addressed and we expect modest production of Galactic Blue going forward. While the Company sold its ownership interest in the Ukrainian quarry in June 2009, we continue to have exclusive rights to sell all production.

Productivity improvements such as the diamond wire sawing technology and the extension of electric power lines to the Bethel quarry are showing positive results as the gross profit increased 129% or $857,000 from the same period last year.

SG&A expenses decreased 8% or $94,000 due to staffing reductions, lower bad debt expense, decreased office expenses and lower export costs due to the decrease in the euro compared to the same time last year. These decreases were somewhat offset by increased professional services related to an appeal of our local property taxes.

Quarry division operating income increased $951,000 from a loss of $560,000 at June 28, 2008 to a profit of $391,000 at July 4, 2009.

Manufacturing Segment Analysis

Revenue in our manufacturing division for the six-month period ended July 4, 2009 decreased 17%, or $2.2 million, from the six-month period ended June 28, 2008. Most of the decrease in the manufacturing segment revenue reflected weakness in the precision products division, whose customers have been hard hit by the recession, lower sales to PKDM, the owners of our former retail division, a small decrease in mausoleum sales and the decrease in the value of the Canadian dollar relative to the U.S. dollar compared to last year at this time.

Gross profit dollars from the manufacturing division decreased 15% or $441,000 while gross profit as a percentage of manufacturing revenue increased by .7 percentage points for the six-month period ended July 4, 2009 compared to the six-month period ended June 28, 2008. The increase in the gross profit percentage is primarily the result of decreased labor and supplies costs offset by the effect of overall reduced shipments.

SG&A costs for the six-month period ended July 4, 2009 for the manufacturing division decreased slightly compared to the six-month period ended June 28, 2008. This decrease is due primarily to the decrease in the value of the Canadian dollar relative to the U.S. dollar offset largely by an increase in bad debt expense.

Consolidated Items

Corporate overhead, consisting of operating costs not directly related to an operating segment, decreased 20%, or $443,000, for the six-month period ended July 4, 2009 compared to the six-month period ended June 28, 2008 due to the reduction in personnel and related costs throughout 2008.

Effective March 31, 2009, the Company's defined benefit pension plan was amended by freezing membership and future benefits in the plan. Accordingly, we recognized an additional pension expense of $95,000 as the effect of the pension curtailment in the first half of 2009. If the pension plan had not been frozen, the pension expense for the year would have been $1.3 million. Because the plan was frozen, the 2009 pension expense will be $760,000, which includes the $95,000 expense for the effect of the curtailment.

Other income, which includes rental income from non-operating properties, at $144,000 for the six-month period ended July 4, 2009, was 17% higher than the same period last year.

No interest expense has been allocated to discontinued operations in 2009 and $23,000 was allocated in the first half of 2008. Net interest expense, including amounts allocated to discontinued operations, decreased $194,000, or 27%, for the six-month period ended July 4, 2009 compared to the six-month period ended June 28, 2008 reflecting a reduced level of debt partially offset by an increased interest rate due to the lenders granting a waiver for non-compliance with certain covenants contained in our Amended and Restated Financing Agreement. In consideration of the consents and waivers the unused line fee went from .25% to .50% and the existing interest rate pricing grid was changed and interest rates increased approximately 3%.

Income tax expense was $19,000 for the six-month period ended July 4, 2009, compared to $57,000 for the same six-month period in 2008. The tax expense reported in both periods was entirely due to our Canadian subsidiary and is less in 2009 than 2008 due to lower net income in our Canadian subsidiary in 2009 and the effect of the decrease in the exchange rate. During the second quarter of both years we continued to fully reserve against all our U.S. deferred tax assets.

Liquidity and Capital Resources
Historically, we have met our short-term liquidity requirements primarily from cash generated by operating activities and periodic borrowings under the commercial credit facilities, lead by CIT Business Group, which is scheduled to expire in October 2012. We rely on CIT Business Group, a subsidiary of CIT Group, Inc. ("CIT") to fund our working capital needs. Beginning in the second quarter of 2009, a number of concerns have been raised, including those by CIT, around CIT's liquidity and whether it could continue to operate without additional funding or government assistance. On July 20, 2009, CIT Group announced a restructuring plan and that it had secured $3 billion in short-term funding from private sources, although if CIT's financial condition continues to worsen or its operations are adversely affected for any reason, it may not be able to continue to honor its commitment to the Company under the credit facility.

During 2009, the Company has consistently had positive cash flow that has been used to reduce its borrowings on the line of credit. Management believes that it has adequate funds available for current operations and continues to monitor the situation closely, including discussions with the co-lender of the facility and their commitment under the facility.

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

Our primary need for capital will be to maintain and improve our quarry and manufacturing facilities.  We have approximately $2.1 million planned for capital expenditures in 2009 (excluding the purchase of land and granite reserves). We believe we will be able to fund these capital expenditures either from cash from operations or borrowings under our credit facilities.

On April 17, 2009, ROA Canada signed an Asset Purchase Agreement and completed the purchase of the real and personal property comprising the Polycor Stanstead Quarry, located in Stanstead, Quebec, Canada from Carrieres Polycor, Inc. ("Polycor"). The purchase price for the quarry, building and inventory was $1.3 million CDN. This purchase was funded by ROA Canada's line of credit with the Royal Bank of Canada and has been completely repaid at July 4, 2009.

Cash Flows

At July 4, 2009, we had cash and cash equivalents of $315,000 and working capital of $18.5 million, compared to $888,000 of cash and cash equivalents and working capital of $20.5 million at June 28, 2008.

Cash Flows from Operations. Net cash provided by operating activities was $6.6 million in the six-month period ended July 4, 2009 compared to $247,000 in the same six-month period of 2008. The increase in cash flow from operations is due primarily to a lower net loss in 2009, the increase in the amount of collections on accounts receivable and the decrease in inventory in the first half of 2009.

Cash Flows from Investing Activities. Cash flows used in investing activities were $2.3 million in the first six months of 2009 compared to $5.0 million provided by investing activities in the six-month period ended June 28, 2008. In 2009, we purchased property, plant and equipment (PP&E) totaling $1.2 million and land and granite reserves in Canada for $1.3 million. In the first half of 2008 we purchased $2.5 million of PP&E and paid the remainder of $179,000 for a customer list in Canada which was offset by proceeds from the sale of the retail division totaling $7.7 million. Cash used in investing activities comes from either borrowings under our credit facilities or from operations.

Cash Flows from Financing Activities. Net cash used in financing activities in the six-month period ended July 4, 2009 was $4.8 million which consisted of repayments on the long-term debt of $135,000 and net repayments on the revolving line of credit of $4.7 million. This compares to $6.3 million used in financing activities in the six-month period ended June 28, 2008 which consisted of repayments on the long-term debt of $4.7 million and net repayments on the revolving line of credit of $1.6 million.

CIT Credit Facility

We have a credit facility with the CIT Group/Business Credit and Chittenden Trust Company (the "Lenders") that is scheduled to expire in October 2012 and is secured by substantially all assets of the Company located in the United States. The facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable, inventory and certain fixed assets. Amounts outstanding were $2,715,000 and $13,991,000 as of July 4, 2009 and $8,873,000 and $14,356,000 as of June 28, 2008 on the revolving credit facility and the term loan line of credit, respectively. The credit facility financing agreement places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, make capital expenditures, repurchase stock and make investments or guarantees, without pre-approval by the Lenders.  The financing agreement also contains certain covenants for a Minimum Fixed Charge Coverage Ratio (the "Ratio") and a limit on the Total Liabilities to Net Worth Ratio of the Company. Due to the non-cash impairment charges on the write-down of inventory and the corporate building, we were in violation of the fixed charge coverage ratio covenant at December 31, 2008. We received a waiver of this covenant from the Lenders and amended the agreement as of March 30, 2009.

Minimum Fixed Charge Coverage Ratio. The credit facility requires the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA), to the sum of income taxes paid, capital expenditures, interest and scheduled debt repayments be at least 1.10 for the trailing twelve-month period at the end of each quarter. The Company was in compliance with the Ratio covenant at July 4, 2009.

Total Liabilities to Net Worth Ratio. The credit facility also requires that the ratio of our total liabilities to net worth (the "Leverage Ratio") not exceed 2.25 for the first two quarters of 2009 and 2.00 for the remainder of the term of the loan. The Leverage Ratio excludes from the calculation the change in tangible net worth directly resulting from the Company's compliance with SFAS No. 158 of $6.0 million. In relevant part, SFAS No. 158 required us to place on our books certain unrecognized and unfunded retirement liabilities beginning December 31, 2006.  As of July 4, 2009, we were in compliance with the Leverage Ratio covenant.

Interest Rates. We can elect the interest rate under the credit facility based on the prime rate or LIBOR for both the revolving credit facility and the term loan. The revolving credit facility's rate is based on Prime plus 3% or LIBOR plus 4% with a 2% floor for LIBOR. The term loan's rate is based on Prime plus 3.5% or LIBOR plus 4.5% with a 2% floor for LIBOR.

The rates in effect as of July 4, 2009 were as follows:

	Amount	Formula	Effective Rate
Revolving Credit Facility	$2.7 million	Prime + 3.00%	6.25%
Term Loan	14.0 million	Prime + 3.50%	6.75%

Canadian Credit Facility

The Company's Canadian subsidiary has a line of credit agreement with the Royal Bank of Canada that is renewable annually. Under the terms of this agreement, a maximum of $4.0 million CDN may be advanced based on eligible accounts receivable, eligible inventory, and tangible fixed assets.  The line of credit bears interest at the U.S. prime rate.  There were no borrowings outstanding as of July 4, 2009 and June 28, 2008.

Off-Balance Sheet Arrangements

With the exception of our operating leases and obligations under supply agreements, we do not have any off-balance sheet arrangements, and we do not have, nor do we engage in, transactions with any special purpose entities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has financial instruments that are subject to interest rate risk, principally debt obligations under its credit facilities. Historically, the Company has not experienced material gains or losses due to interest rate changes. Based on the July 4, 2009 outstanding borrowings under the credit facility of $16.7 million, the impact of a 1% increase in the interest rates would be approximately $167,000 a year.

The Company is subject to foreign currency exchange rate risk primarily from the operations of its Canadian subsidiary. At July 4, 2009, the Canadian subsidiary had net assets of $9.8 million exposed to changes in the Canadian/U.S. dollar exchange rate.  The impact of the change in the exchange rate in the first six months of 2009 was $448,000 due to an increase in the value of the Canadian dollar as compared to the U.S. dollar at December 31, 2008.

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

Changes in Internal Control Over Financial Reporting. There have been no significant changes in the Company's internal control over financial reporting identified during the quarter ended July 4, 2009.

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

There has been one material change to the risk factors previously disclosed in Part I, Item 1A of the Company's 2008 Annual Report.

We rely on the CIT Group to fund our working capital needs.

The Company relies on its credit facility for working capital needs. The lead agent/administrator on the credit facility is CIT Business Group, a subsidiary of CIT Group, Inc. ("CIT").  Beginning in the second quarter of 2009, a number of concerns have been raised, including those by CIT, around CIT's liquidity and whether it could continue to operate without additional funding or government assistance.  On July 20, 2009, CIT announced it had secured $3 billion in short-term funding from private sources, although if CIT's financial condition continues to worsen or its operations are adversely affected for any reason it may not be able to continue to honor its commitment to the Company under the credit facility. If CIT can no longer honor its commitment before the Company can secure other funding sources we cannot provide assurance that we will be able to secure other sources of financing to meet all of our cash needs which would  have a material and adverse impact on the Company's business.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on June 25, 2009 (the "Annual Meeting"), to elect two Class III directors, to ratify the selection of Grant Thornton LLP as the Company's registered public accounting firm for the 2009 fiscal year and to consider and vote upon a proposal to reincorporate the Company from Delaware to Vermont (the "Reincorporation Proposal").

Kurt M. Swenson and Richard C. Kimball were elected to serve as Class III directors for a three-year term expiring at the annual meeting of stockholders in 2012 and until their successors are duly elected and qualified. Pamela G. Sheiffer, Frederick E. Webster Jr. and Donald M. Labonte continue to serve as Class II directors for a term expiring at the annual meeting of stockholders in 2011 and until their successors are duly elected and qualified.  James L. Fox and Charles M. Waite continue to serve as Class I directors for a term expiring at the annual meeting of stockholders in 2010 and until their successors are duly elected and qualified.

The following table sets forth the number of votes cast for, against or withheld, as well as the number of abstentions, as to the election of each of Kurt M. Swenson and Richard C. Kimball and the ratification of the selection of Grant Thornton LLP as the Company's registered public accounting firm of the 2009 fiscal year. The proxies declined to vote on the Reincorporation Proposal due to certain omissions of materials from the proxy statement. This proposal is expected to be resubmitted to the shareholders for approval in the fourth quarter of 2009.

	Votes For	Votes Withheld/ Votes Against	Abstentions
Election of
Kurt M. Swenson	27,709,406	298,525	-
Richard C. Kimball	27,137,466	870,465	-
Grant Thornton LLP	27,878,379	124,410	5,139

Item 6.	Exhibits

Number	Exhibits

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

10.2

Asset Purchase Agreement dated April 17, 2009 by and between Rock of Ages Canada, a wholly owned subsidiary of Rock of Ages Corporation and Carrieres Polycor, Inc. for the purchase of real and personal property comprising the Polycor Stanstead Quarry, located in Stanstead, Quebec (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the commission on May 19, 2009). This exhibit is the original French version of the agreement.

10.3

Asset Purchase Agreement dated April 17, 2009 by and between Rock of Ages Canada, a wholly owned subsidiary of Rock of Ages Corporation and Carrieres Polycor, Inc. for the purchase of real and personal property comprising the Polycor Stanstead Quarry, located in Stanstead, Quebec (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the commission on May 19, 2009). This exhibit is an English translation of the original French agreement.

10.4

Form of Collective Bargaining Agreement dated April 25, 2009 by and between Rock of Ages Corporation - Quarry Division and the United Steelworkers of America, AFL-CIO-CLC on behalf of Amalgamated Local #4.

10.5

Form of Collective Bargaining Agreement dated April 25, 2009 by and between Rock of Ages Corporation - Manufacturing Division and the United Steelworkers of America, AFL-CIO-CLC on behalf of Amalgamated Local #4.

10.6	Form of Collective Bargaining Agreement dated April 25, 2009 by and between Rock of Ages Corporation - Manufacturing Division and the Granite Cutter's Association.

31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ROCK OF AGES CORPORATION

Dated: August 14, 2009	By: /s/ Laura A Plude Laura A. Plude Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibits

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

10.2

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

10.4

Form of Collective Bargaining Agreement dated April 25, 2009 by and between Rock of Ages Corporation - Quarry Division and the United Steelworkers of America, AFL-CIO-CLC on behalf of Amalgamated Local #4.

10.5

Form of Collective Bargaining Agreement dated April 25, 2009 by and between Rock of Ages Corporation - Manufacturing Division and the United Steelworkers of America, AFL-CIO-CLC on behalf of Amalgamated Local #4.

10.6	Form of Collective Bargaining Agreement dated April 25, 2009 by and between Rock of Ages Corporation - Manufacturing Division and the Granite Cutter's Association.

31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

