Form 10-Q
period 2009-11-13
ROCK OF AGES CORP
filed 2009-11-13
CIK 84581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐ No ☒

As of November 13, 2009, 4,812,342 shares of Class A Common Stock and 2,603,721 shares of Class B Common Stock of the registrant were outstanding.

ROCK OF AGES CORPORATION

INDEX

Form 10-Q for the Quarterly Period
Ended October 3, 2009

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

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements

ROCK OF AGES CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in thousands, except par value amounts)

	October 3,	December 31,
ASSETS	2009	2008
	(Unaudited)
Current assets:
Cash and cash equivalents	$842	$888
Trade receivables, net	9,215	13,314
Inventories, net	15,597	16,840
Other current assets	1,417	1,561
Assets held for sale	759	477
Total current assets	27,830	33,080
Property, plant and equipment, net	30,701	29,998
Identified intangible assets, net	503	571
Goodwill	387	387
Long-term investments	129	25
Other non-current assets	613	381
Total assets	$60,163	$64,442
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under line of credit	$2,565	$7,428
Current maturities of long-term debt	800	517
Trade payables	1,214	1,334
Accrued expenses	1,721	2,226
Salary continuation and other post-employment benefits	690	567
Customer deposits	801	454
Total current liabilities	7,791	12,526
Long-term debt, excluding current installments	13,372	13,904
Salary continuation liability, net of current portion	5,151	5,382
Accrued pension cost	4,705	9,026
Deferred salary liability	1,504	1,523
Accrued other post-employment benefits, net of current portion	1,623	1,623
Deferred tax liabilities	31	27
Total liabilities	34,177	44,011

Stockholders' equity:
Preferred stock - $.01 par value; 2,500,000 shares authorized; no shares issued
Common stock - Class A, $.01 par value; 30,000,000 shares authorized; 4,812,342 shares issued and outstanding as of October 3, 2009 and December 31, 2008	48	48
Common stock - Class B, $.01 par value; 15,000,000 shares authorized; 2,603,721 shares issued and outstanding as of October 3, 2009 and December 31, 2008	26	26
Additional paid-in capital	65,735	65,688
Accumulated deficit	(35,355)	(35,548)
Accumulated other comprehensive loss	(4,468)	(9,783)
Total stockholders' equity	25,986	20,431
Total liabilities and stockholders' equity	$60,163	$64,442

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Net revenues:
Quarry	$5,914	$8,537	$15,949	$18,766
Manufacturing	6,967	8,056	17,293	20,543

Total net revenues	12,881	16,593	33,242	39,309
Cost of goods sold:
Quarry	4,003	5,126	12,516	14,690
Manufacturing	4,945	5,533	12,737	15,045

Total cost of goods sold	8,948	10,659	25,253	29,735
Gross profit:
Quarry	1,911	3,411	3,433	4,076
Manufacturing	2,022	2,523	4,556	5,498

Total gross profit	3,933	5,934	7,989	9,574
Operating expenses:
Selling, general and administrative expenses:
Quarry	503	523	1,633	1,747
Manufacturing	938	1,026	2,964	3,059
Corporate overhead	660	822	2,393	2,998
Effect of pension curtailment	-	-	95	-

Total operating expenses	2,101	2,371	7,085	7,804

Income from continuing operations before other income, interest expense and income taxes	1,832	3,563	904	1,770

Other income, net	(76)	(56)	(219)	(179)
Interest expense	334	337	871	1,046

Income from continuing operations before income taxes	1,574	3,282	252	903

Income tax expense	40	223	59	280
Income from continuing operations	1,534	3,059	193	623
Loss from discontinued operations	-	-	-	(142)

Net income	$1,534	$3,059	$193	$481

Net income per share - basic and diluted:
Income from continuing operations	$0.21	$0.41	$0.03	$0.08
Loss from discontinued operations	-	-	-	(0.02)

Net income per share	$0.21	$0.41	$0.03	$0.06
Weighted average number of common shares outstanding - basic and diluted	7,416	7,416	7,416	7,416

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
( in thousands)
(Unaudited)

	Nine Months Ended
	October 3,	September 27,
	2009	2008

Cash flows from operating activities:
Net income	$193	$481
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	(49)	(29)
Depreciation, depletion and amortization	1,840	1,899
Stock compensation expense	46	17
Change in cash surrender value of life insurance policies	-	59
Changes in operating assets and liabilities:
Trade receivables, net	4,321	(145)
Inventories	2,004	(1,276)
Other assets	(113)	(117)
Trade payables, accrued expenses and income taxes	(678)	158
Customer deposits	348	(207)
Salary continuation and pension liabilities	(420)	(586)
Other liabilities	(20)	180

Net cash provided by operating activities	7,472	434

Cash flows from investing activities:
Purchases of other property, plant and equipment	(1,406)	(3,238)
Proceeds from sale of assets	243	173
Proceeds from sale of retail division	-	7,717
Purchase of land and granite reserves	(1,428)	-
Purchase of intangible asset	-	(179)

Net cash (used in) provided by investing activities	(2,591)	4,473

Cash flows from financing activities:
Net repayments under lines of credit	(4,863)	(992)
Debt issuance costs	-	(24)
Principal payments on long-term debt	(251)	(4,664)

Net cash used in financing activities	(5,114)	(5,680)

Effect of exchange rate changes on cash	187	(120)

Net decrease in cash and cash equivalents	(46)	(893)

Cash and cash equivalents, beginning of period	888	1,961

Cash and cash equivalents, end of period	$842	$1,068

Supplemental cash flow information:
Cash paid during the period for:
Interest	$906	$1,098
Income taxes	274	410

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

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

The Company's fiscal year ends on December 31 and its fiscal quarters are the 13-week periods ending on the Saturday nearest March 31, June 30 and September 30. As a result, the first and fourth quarter may be more or less than 13 weeks, by 1 to 6 days, which can affect comparability between periods. The third quarters of 2009 and 2008 each have 91 days.

(2)	Stock-Based Compensation

The following tables set forth stock option activity for the periods ended October 3, 2009 and September 27, 2008 and information on outstanding and exercisable options at such dates:

	Nine Months Ended
	October 3, 2009		September 27, 2008
	Number Of Options	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price

Outstanding at beginning of period	324,000	$4.06	196,000	$6.11

Granted	20,000	2.63	185,000	2.63
Exercised	-	-	-	-
Canceled	(20,000)	3.05	(57,000)	(6.45)
Outstanding at end of period	324,000	$4.04	324,000	$4.06
Exercisable at end of period	155,000	$5.25	119,000	$5.98
Weighted average remaining contractual life	6.6 years		7.5 years

At October 3, 2009, the closing price of the Company's stock was less than the weighted average exercise price of the outstanding options, therefore, there was no aggregate intrinsic value of outstanding or exercisable options.

(3)	Inventories

Inventories consist of the following (in thousands):	October 3,	December 31,
	2009	2008
Raw materials	$10,145	$11,610
Work-in-process	1,402	1,166
Finished goods and supplies	4,050	4,064
	$15,597	$16,840

The finished goods and supplies inventory includes $1,977,000 of retail display inventory that is located at various retail locations and is consigned to PKDM Holdings Inc., the owner of the Company's former retail division. PKDM is responsible for purchasing the inventory retained by the Company at its current book value, as it is sold, plus any inventory remaining after the tenth anniversary of the transaction, which was completed in January 2008.

(4)	Earnings (Loss) Per Share

Options to purchase 324,000 shares of Class A common stock were outstanding at October 3, 2009 and September 27, 2008, but were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

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

The quarry segment extracts granite from the ground and sells it to either the Company's manufacturing segment or to outside manufacturers, as well as to distributors in Europe and China. There was one customer that represented approximately 25% of accounts receivable at October 3, 2009 and two customers representing approximately 46% of accounts receivable at December 31, 2008.  These receivables were backed by irrevocable letters of credit.

The manufacturing segment's principal products are granite memorials and mausoleums used primarily in cemeteries and, to a lesser extent, specialized granite products for industrial applications.

Inter-segment revenues are accounted for as if the sales were to third parties.

The following tables present unaudited segment information for the three and nine month periods ended October 3, 2009 and September 27, 2008 (in thousands):

Three month period:

2009	Quarry	Manufacturing	Unallocated Corporate Overhead	Total
Total net revenues	$6,486	$6,967	$-	$13,453
Inter-segment net revenues	(572)	-	-	(572)

Net revenues	5,914	6,967	-	12,881

Total gross profit	2,074	1,859	-	3,933
Inter-segment gross profit	(163)	163	-	-

Gross profit	1,911	2,022	-	3,933

Selling, general and administrative expenses	503	938	660	2,101

Income (loss) from continuing operations before interest and income taxes	$1,408	$1,084	$(660)	$1,832
2008	Quarry	Manufacturing	Unallocated Corporate Overhead	Total
Total net revenues	$9,331	$8,056	$-	$17,387
Inter-segment net revenues	(794)	-	-	(794)

Net revenues	8,537	8,056	-	16,593

Total gross profit	3,788	2,146	-	5,934
Inter-segment gross profit	(377)	377	-	-

Gross profit	3,411	2,523	-	5,934

Selling, general and administrative expenses	523	1,026	822	2,371

Income (loss) from continuing operations before interest and income taxes	$2,888	$1,497	$(822)	$3,563

Nine-month period:

2009	Quarry	Manufacturing	Unallocated Corporate Overhead	Total
Total net revenues	$17,175	$17,293	$-	$34,468
Inter-segment net revenues	(1,226)	-	-	(1,226)

Net revenues	15,949	17,293	-	33,242

Total gross profit	3,667	4,322	-	7,989
Inter-segment gross profit	(234)	234	-	-

Gross profit	3,433	4,556	-	7,989

Selling, general and administrative expenses	1,633	2,964	2,393	6,990
Effect of pension curtailment	-	-	95	95

Income (loss) from continuing operations before interest and income taxes	$1,800	$1,592	$(2,488)	$904

2008	Quarry	Manufacturing	Unallocated Corporate Overhead	Total
Total net revenues	$20,854	$20,543	$-	$41,397
Inter-segment net revenues	(2,088)	-	-	(2,088)

Net revenues	18,766	20,543	-	39,309

Total gross profit	4,661	4,913	-	9,574
Inter-segment gross profit	(585)	585	-	-

Gross profit	4,076	5,498	-	9,574

Selling, general and administrative expenses	1,747	3,059	2,998	7,804

Income (loss) from continuing operations before interest and income taxes	$2,329	$2,439	$(2,998)	$1,770

Net revenues by geographic area, based on shipping destination, for the three and nine months ended October 3, 2009 and September 27, 2008 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Net revenues:
China	$1,741	$2,678	$5,177	$5,661
Italy	68	449	103	781
Other foreign countries	90	7	191	213
	1,899	3,134	5,471	6,655
United States and Canada	10,982	13,459	27,771	32,654
Total net revenues	$12,881	$16,593	$33,242	$39,309

Net property, plant and equipment by geographic area are as follows (in thousands):
	October 3, 2009	December 31, 2008
United States	$26,433	$27,144
Canada	4,268	2,854
	$30,701	$29,998

See Note 14 for additional information concerning the purchase of land and granite reserves by our Canadian subsidiary in April 2009.

(6) Comprehensive Income (Loss)

Accumulated other comprehensive loss consists of the following components (in thousands):

	Foreign Currency Translation	Unfunded Pension Liability	Investment Available for Sale	Accumulated Other Comprehensive Loss
Balance at December 31, 2008	$1,505	$(11,228)	$(60)	$(9,783)
Changes in 2009	1,200	4,020	95	5,315
Balance at October 3, 2009	$2,705	$(7,208)	$35	$(4,468)

Comprehensive income (loss) is as follows (in thousands):
	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008

Net income	$1,534	$3,059	$193	$481
Other comprehensive income (loss):
Foreign currency translation adjustment	752	(241)	1,200	(417)
Unrealized gain(loss) on investment in available
for sale securities	-	(121)	95	(129)
Pension related adjustment:
Curtailment	-	-	1,503
Pension liability adjustment, net of reclassification adjustment	-	-	2,517

Comprehensive income (loss)	$2,286	$2,697	$5,508	$(65)

(7)	Components of Net Periodic Benefit Cost

Components of net periodic benefit cost for the three months ended October 3, 2009 and September 27, 2008 are as follows (in thousands):

	NON-UNION PENSION BENEFITS		SALARY CONTINUATION BENEFITS		OTHER POST- EMPLOYMENT BENEFITS

	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Service cost	$-	$79	$-	$-	$1	$2
Interest cost	371	377	84	81	26	27
Expected return on plan assets	(302)	(420)	-	-	-	-
Amortization of prior service costs	-	35	28	14	12	10
Amortization of net actuarial loss	45	26	-	-	-	-
Net periodic benefit cost	$114	$97	$112	$95	$39	$39

Components of net periodic benefit cost for the nine months ended October 3, 2009 and September 27, 2008 are as follows (in thousands):

	NON-UNION PENSION BENEFITS		SALARY CONTINUATION BENEFITS		OTHER POST- EMPLOYMENT BENEFITS

	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Service cost	$65	$237	$-	$-	$3	$6
Interest cost	1,129	1,131	252	243	78	81
Expected return on plan assets	(922)	(1,260)	-	-	-	-
Amortization of prior service costs	32	105	84	42	36	30
Amortization of net actuarial loss	245	78	-	-	-	-
Effect of curtailment	95	-	-	-	-	-
Net periodic benefit cost	$644	$291	$336	$285	$117	$117

Effective March 31, 2009, the Company's defined benefit pension plan was amended by freezing membership and future benefits in the plan.  In accordance with the provisions of the FASB Accounting Standards Codification (ASC) topic on Compensation - Retirement Benefits, we recognized additional pension expense of $95,000 as the effect of the pension curtailment in the first quarter. Additionally, the defined benefit pension plan has been preliminarily revalued as of the date of the curtailment. The estimated effect of the curtailment and re-measurement resulted in a decrease of the projected benefit obligation of $3.8 million and a decrease in the accumulated other comprehensive loss of $4.0 million. A discount rate of 7.36% was used in the March 31, 2009 preliminary revaluation.

The Company contributed $750,000 to the defined benefit pension plan during September 2009 for the 2008 plan year.

(8)	Recent Accounting Pronouncements

In December 2007, the FASB issued the Business Combinations topic of the ASC.  The Business Combinations topic improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Business Combinations topic is effective for fiscal years beginning after December 15, 2008 and will have an impact on accounting for business combinations, but the effect is dependent on acquisitions subsequent to that time.

In March 2008, the FASB issued new guidance regarding disclosures in the Derivatives and Hedging topic of the ASC (Derivative Disclosure Guidance).  The Derivative Disclosure Guidance requires enhanced disclosures about an entity's derivative instruments and hedging activities, but does not change the Derivatives and Hedging topics scope or accounting. The disclosure guidance requires increased qualitative, quantitative and credit-risk disclosures about the entity's derivative instruments and hedging activities. The Derivative Disclosure Guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with earlier adoption permitted. The adoption of this standard did not have an effect on our financial position or results of operations.

In April 2008, the FASB issued guidance regarding the Intangible - Goodwill and Other topic of the ASC related to the determination of the useful life of intangible assets.  The guidance amends the factors to be considered in renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  It is effective for interim periods and fiscal years beginning after December 15, 2008.  We adopted the new guidance effective January 1, 2009.  The adoption of this guidance did not have an effect on our financial position or results of operations.

In June 2008, the FASB issued new guidance on the Earnings Per Share topic of the ASC related to determining whether instruments granted in share-based payment transactions are participating securities.  Under the guidance unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The adoption of this guidance did not have a material effect on our financial position or results of operations.

In December 2008, the FASB issued an amendment to the Compensation topic regarding employer's disclosures about postretirement benefit plan assets. This guidance requires more detailed disclosures about plan assets of a defined benefit pension or other postretirement plan, including investment strategies; major categories of plan assets; concentrations of risk within plan assets; inputs and valuation techniques used to measure the fair value of plan assets; and the effect of fair-value measurements using significant unobservable inputs on changes in plan assets for the period. It is effective for fiscal years ending after December 15, 2009, with earlier application permitted. We do not expect the adoption of this amended guidance to have a material effect on our financial position or results of operations.

In April 2009, the FASB issued guidance (Fair Value Determination Guidance) in the Fair Value Measurements and Disclosures topic of the ASC regarding determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  It provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The new guidance is effective for non-financial assets and liabilities for year ends beginning on or after November 15, 2008. The adoption of this guidance did not have a material effect on our financial position or results of operations.

In April 2009, the FASB amended the Fair Value of Financial Instruments subsection of the ASC related to interim disclosures about fair value of financial instruments.  The fair value disclosure amendment requires disclosures about fair value of financial instruments in interim as well as in annual financial statements.  The amendment is effective for interim reporting periods ending after June 15, 2009.  The adoption of this amendment did not have a material effect on our financial position or results of operations.

In May 2009, the FASB issued the Subsequent Events topic which establishes standards under which an entity shall recognize and disclose events that occur after a balance sheet date, but before the related financial statements are issued or are available to be issued. The guidance is effective for fiscal years and interim periods ending after June 15, 2009. The Company evaluated its October 3, 2009 financial statements for subsequent events through November 13, 2009, the date the financial statements were available to be issued. See note 17 for a discussion of subsequent events.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 which clarified how to measure the fair value of liabilities in circumstances when a quoted price in an active market for the identical liability is not available. ASU 2009-05 is effective for the first reporting period beginning after the issuance of this standard. The Company does not expect the adoption of this standard to have an effect on our financial position or results of operations.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12 on amended guidance concerning fair value measurements of investments in certain entities that calculate net asset value per share (or its equivalent). If fair value is not readily determinable, the amended guidance permits, as a practical expedient, a reporting entity to measure the fair value of an investment using the net asset value per share (or its equivalent) provided by the investee without further adjustment. The amendments are effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of this standard to have an effect on our financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010. Early adoption is permitted. The Company does not expect the adoption of this standard to have an effect on our financial position or results of operations.

(9)	Credit Facility

In October 2007, the Company entered into a new credit facility with its existing lenders, the CIT Group/Business Credit and Chittenden Trust Company (the "Lenders") that is scheduled to expire in October 2012 and is secured by substantially all assets of the Company located in the United States.  The credit facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable, inventory and certain fixed assets. Amounts outstanding were $2,565,000 and $13,886,000 as of October 3, 2009 and $9,507,000 and $14,356,000 as of September 27, 2008 on the revolving credit facility and the term loan line of credit, respectively. Availability under the revolving credit facility was $10,573,000 as of October 3, 2009. The credit facility financing agreement places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, make capital expenditures, repurchase stock and make investments or guarantees, without pre-approval by the Lenders. Due to the non-cash impairment charges on the write-down of inventory and the corporate building we were in violation of the fixed charge coverage ratio covenant described below at December 31, 2008. We received a waiver of this covenant from the Lenders and amended the agreement as of March 30, 2009.

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

Minimum Fixed Charge Coverage Ratio. The facility requires the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA), to the sum of income taxes paid, capital expenditures, interest and scheduled debt repayments be at least 1.10 for the trailing twelve-month period at the end of each quarter. The Company was in compliance with this covenant at October 3, 2009.

Total Liabilities to Net Worth Ratio. The credit facility also requires that the ratio of our total liabilities to net worth (the "Leverage Ratio") not exceed 2.25 for the first two quarters of 2009 and 2.00 for the remainder of the term of the loan. The Leverage Ratio excludes from the calculation the change in tangible net worth directly resulting from the Company's compliance with the FASB guidance on Compensation - Retirement Benefits of $6.0 million. In relevant part, this Topic also required us to place on our books certain unrecognized and unfunded retirement liabilities beginning December 31, 2006.  As of October 3, 2009, we were in compliance with the Leverage Ratio covenant.

(10)	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2005 or Canadian tax authorities for years before 2003.

Income tax expense in the first three quarters of 2009 and 2008 resulted solely from income at our Canadian subsidiary. Tax expense is calculated based on the estimated annual effective Canadian tax rate of 31% for 2009 and 2008.  The Company made the election on its 2008 U.S. Federal tax return to monetize certain deferred tax assets, based on available capital expenditures and will receive a refund of $173,000. This refund was accrued in the third quarter of 2009, when the election was made and is recorded as an offset to the Canadian tax expense. The Company expects to make the same election for 2009 and, based on current capital expenditures, has accrued a refund of $40,000 through October 3, 2009.

In 2005, the Company adjusted its valuation allowance to fully reserve for the entire net U.S. deferred tax asset. At each subsequent period, including at the end of the third quarter of 2009, we reached a similar conclusion, therefore we have continued to fully reserve for the entire net U.S. deferred tax asset. We will continue to assess the valuation allowance on a regular basis and may reduce the valuation allowance when the Company has taxable income from its U.S. operations.

As of October 3, 2009 and December 31, 2008, the Company had no liability for uncertain tax positions under the Income Taxes topic of the ASC.

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

In the first quarter of 2008 the Company completed the acquisition of the customer list of a former competitor for $375,000 CDN. This was accounted for in accordance with the Intangibles - Goodwill and Other topic of the FASB Accounting Standards Codification and, accordingly, was capitalized and is being amortized on a straight-line basis over the estimated useful life of five years. Amortization expense of $18,750 CDN was recorded in the third quarter of 2009 and 2008.  Amortization expense is estimated to equal $75,000 CDN per year through 2012.

We assess impairment of goodwill in accordance with the provisions of the Intangibles - Goodwill and Other topic of the FASB Accounting Standards Codification. The provisions of the topic require a two-step test be performed. First, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded.  In the first quarter of 2009, we performed our annual assessment for the quarry reporting unit. We calculated the fair value of the quarry reporting unit based on the estimated expected discounted future cash flows. Based on this analysis we concluded that there was no indication of impairment as of April 4, 2009, although there can be no assurance that goodwill will not become impaired in future periods.

(13)	Fair Value Measurements

Effective January 1, 2008, the Company adopted the Fair Value Measurement and Disclosures topic, for its financial assets and liabilities. The Fair Value Measurement and Disclosures topic establishes a new framework for measuring fair value and expands disclosure requirements. The topic also defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants.  The adoption of this topic did not have a material impact on our fair value measurements.

The topic's valuation techniques are based on observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs have created the following fair value hierarchy:

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

Investment securities are carried at fair value using level one inputs. The Company owns 1,000,000 shares of Family Memorials, Inc. a company that is publicly traded on the Toronto Stock Exchange. At October 2, 2009, the stock traded at $.14 per share which falls within the Level 1 fair value hierarchy in its entirety.

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the short-term nature of these instruments. The long and short-term debt instruments bear interest at variable rates, which at October 3, 2009 we estimate approximate fair value because they are at market rates.

(14)	Asset Purchase

On April 17, 2009, Rock of Ages Canada, ("ROA Canada"), a wholly owned subsidiary of the Company, completed the purchase of the real and personal property comprising the Polycor Stanstead Quarry, located in Stanstead, Quebec, Canada from Carrieres Polycor, Inc. ("Polycor").  The purchase price for the quarry, building and inventory was $1.3 million CDN. This purchase was funded by ROA Canada's line of credit with the Royal Bank of Canada. This loan was paid off in the second quarter of 2009.

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

As of October 3, 2009 the Company held various assets for sale, which were no longer being used in production, totaling $759,000 compared with $477,000 at December 31, 2008.  These assets have been classified as current assets held for sale and are being actively marketed.  The estimated sales prices for the assets are expected to exceed the carrying values therefore no impairments were recognized in 2009.

(16)	Investment in VIKA

On June 30, 2009, the Company agreed to sell its one-third ownership interest in VIKA to the remaining VIKA shareholder for $170,583 payable in four equal installments of $42,646 due from July to October 2009. In conjunction with this sale the Company entered into an exclusive distribution agreement with VIKA pursuant to which the Company has the exclusive worldwide right to sell and distribute all quarried products of VIKA including slabs and other finished products. The investment in VIKA was fully written-off in 2007. Due to the uncertainty of collections, the Company is recognizing a gain on the sale of its ownership interest in VIKA as cash is received. As of October 3, 2009 we had received one installment. We expect to receive the remainder of the amount due in the fourth quarter of 2009.

(17)	Subsequent Events

The Company relies on its credit facility for working capital needs. The lead agent/administrator on the credit facility is the CIT Business Group, a subsidiary of CIT Group, Inc. ("CIT"). On November 1, 2009, CIT Group filed for Chapter 11 bankruptcy protection in a pre-packaged plan of reorganization. CIT has indicated that it is hopeful it will exit bankruptcy by the end of the year.  The bankruptcy has had no impact on our ability to access availability on our line of credit to date. See Part II - Item 1A - Risk Factors for further discussion.

At a special shareholder's meeting held on October 15, 2009, the stockholders approved the proposal to reincorporate the Company from the State of Delaware to the State of Vermont by merging the Company into its wholly-owned subsidiary, Rock of Ages Corporation (Vermont).

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Rock of Ages is an integrated quarrier and manufacturer of granite and products manufactured from granite. During the first three quarters of 2009, we had two business segments:  quarry and manufacturing. The quarry division sells granite blocks to the manufacturing division and to outside manufacturers, as well as to customers outside North America. The manufacturing division's principal products are granite memorials and mausoleums used primarily in cemeteries. It also manufactures specialized granite products for industrial applications.

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

In the first three quarters of 2009 revenue decreased 15% to $33.2 million from $39.3 million for the same period last year and gross profit decreased 17% to $8.0 million from $9.6 million. SG&A expenses decreased 4% and unallocated corporate overhead decreased 20% to $2.4 million from $3.0 million. Net income for the first nine months of 2009 was $193,000 or $0.03 per share compared to net income from continuing operations of $623,000 or $0.08 per share for the same period in 2008. Net income for the first nine months of 2008 was $481,000 or $0.06 per share, which included a loss from discontinued operations of $142,000 or $.02 per share.

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

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Net Revenues:
Quarry	45.9%	51.4%	48.0%	47.7%
Manufacturing	54.1%	48.6%	52.0%	52.3%

Total net revenues	100.0%	100.0%	100.0%	100.0%

Gross Profit:
Quarry	32.3%	40.0%	21.5%	21.7%
Manufacturing	29.0%	31.3%	26.3%	26.7%

Total gross profit	30.5%	35.8%	24.0%	24.4%

Selling, general and administrative expenses:
Quarry	8.5%	6.1%	10.2%	9.3%
Manufacturing	13.4%	12.7%	17.1%	14.9%
Corporate overhead	5.1%	5.0%	7.2%	7.6%
Effect of pension curtailment	-	-	0.3%	-

Total SG&A expenses	16.3%	14.3%	21.3%	19.9%

Income from continuing operations before interest and income taxes	14.2%	21.5%	2.7%	4.5%

Other income, net	(0.6%)	(0.3%)	(0.7%)	(0.5%)
Interest expense	2.6%	2.0%	2.6%	2.7%

Income from continuing operations before income taxes	12.2%	19.8%	0.8%	2.3%

Income tax expense	0.3%	1.4%	0.2%	0.7%

Income from continuing operations	11.9%	18.4%	0.6%	1.6%

Discontinued operations	-	-	-	(0.4%)

Net income	11.9%	18.4%	0.6%	1.2%

Three Months Ended October 3, 2009 Compared to Three Months Ended September 27, 2008

On a consolidated basis for the three-month period ended October 3, 2009, compared to the three-month period ended September 27, 2008, revenue decreased 22%, gross profit decreased 34% and total SG&A expenses, including corporate overhead, decreased 11%.  The Company reported a net profit of $1.5 million in the third quarter of 2009 compared with a profit of $3.1 million for the third quarter of 2008.

Quarry Segment Analysis

Revenue in our quarry division for the three-month period ended October 3, 2009 of $5.9 million was down 31% from the three-month period ended September 27, 2008, of $8.5 million. The volume of our export sales are the reason for the decline. Export sales are heavily dependent on building projects which are affected by economic conditions. We believe as economic conditions improve, construction activity and our export sales will also improve.

Productivity improvements such as the diamond wire sawing technology and the extension of electric power lines into the Bethel quarry are showing positive results which were offset by poor recovery rates in Barre and Bethel resulting in an eight percent decrease in the gross profit margin to 32% for the third quarter of 2009 compared to 40% for the third quarter of 2008. Recovery rate issues are a fact of life when working with a natural product like granite. We occasionally encounter a section with low quality stone and our recovery rate decreases. We are seeing improvements in both of those quarries since the end of the third quarter.

SG&A expenses decreased 4% or $20,000 due to staffing reductions, lower bad debt expense and decreased office expenses. These decreases were somewhat offset by increased convention expenses and professional services related to an appeal of our local property taxes.

Due to all of the factors discussed above, the quarry division operating income decreased 51% to $1.4 million from $2.9 million.

Manufacturing Segment Analysis

Revenue in our manufacturing division for the three-month period ended October 3, 2009 decreased 14% or $1.1 million from the three-month period ended September 27, 2008. Most of the decrease in the manufacturing segment revenue was due to a decrease in mausoleum sales and weakness in the precision products division.

Gross profit dollars from the manufacturing division decreased 20% or $500,000 while gross profit as a percentage of manufacturing revenue decreased by 2 percentage points for the three-month period ended October 3, 2009 compared to the three-month period ended September 27, 2008. The decrease in the gross profit percentage is largely due to reduced revenues and certain price decreases in order to be competitive on some large civic features.

SG&A costs for the three-month period ended October 3, 2009 for the manufacturing division decreased $88,000 or 9% compared to the three-month period ended September 27, 2008. This decrease is due to lower salaries and commission costs and the decrease in value of the Canadian dollar relative to the U.S. dollar offset somewhat by an increase in bad debt expense.

Due to all of the factors discussed above, the manufacturing division operating income decreased 28% to $1.1 million from $1.5 million.

Consolidated Items

Corporate overhead, consisting of operating costs not directly related to an operating segment, decreased 20%, or $162,000, for the three-month period ended October 3, 2009 compared to the three-month period ended September 27, 2008 due to the reduction in personnel and related costs.

Other income, which includes rental income from non-operating properties, was $76,000 compared to $56,000 for the same period last year.

Net interest expense is comparable for both periods which reflects a reduced level of debt offset by an increased interest rate which took effect in April 2009 when our lenders granted a waiver for non-compliance with certain covenants contained in our Amended and Restated Financing Agreement. In consideration of the consents and waivers the unused line fee went from .25% to .50% and the existing interest rate pricing grid was changed and interest rates increased approximately 3%.

Income tax expense was $40,000 for the three-month period ended October 3, 2009, compared to $223,000 for the same three-month period in 2008. The tax expense reported in both periods relates to our Canadian subsidiary and in 2009 is partially offset by a U.S. tax refund.  The Company made the election on its 2008 U.S. Federal tax return to monetize certain deferred tax assets, based on available capital expenditures and will receive a refund of $173,000. This refund was accrued in the third quarter of 2009, when the election was made. The Company anticipates making the same election for 2009 and based on current capital expenditures has accrued a refund of $40,000 through October 3, 2009. During the third quarter of both years we continued to fully reserve all our U.S. deferred tax assets.

Nine Months Ended October 3, 2009 Compared to Nine Months Ended September 27, 2008

On a consolidated basis for the nine-month period ended October 3, 2009, compared to the nine-month period ended September 27, 2008, revenue decreased 15%, gross profit decreased 17% (though the gross margin was comparable) and total SG&A expenses, including corporate overhead, decreased 10%.  The Company reported net income of $193,000 for the first nine months of 2009 compared with $481,000 for the first nine months of 2008.

Quarry Segment Analysis

Revenue in our quarry division for the nine-month period ended October 3, 2009 of $15.9 million was down $2.8 million or 15% from the nine-month period ended September 27, 2008, of $18.8 million. The decrease was partly due to lower domestic and foreign demand for some of our granites (Barre and Salisbury) as well as lower than expected recovery rates in certain of our quarries where our output was unable to meet demand (Bethel, American Black and Gardenia White).

Productivity improvements such as the diamond wire sawing technology and the extension of electric power lines to the Bethel quarry are showing positive results but these positive results were offset by a decrease in recovery rates of some of our quarries. As a result, while there has been a decrease of $643,000 in gross profit dollars from the same period last year, the gross margin at 22% is comparable to the prior year.

SG&A expenses decreased 7% or $114,000 due to staffing reductions, lower bad debt expense and decreased office expenses. These decreases were somewhat offset by increased professional services related to an appeal of our local property taxes.

Due to all of the factors discussed above, quarry division operating income decreased to $1.8 million for the nine months ended October 3, 2009 from $2.3 million for the nine months ended September 27, 2008.

Manufacturing Segment Analysis

Revenue in our manufacturing division for the nine-month period ended October 3, 2009 decreased 16%, or $3.3 million, from the nine-month period ended September 27, 2008. Most of the decrease in the manufacturing segment revenue reflected: (1) a 38% reduction in revenue in the precision products division, whose customers have been hard hit by the recession, (2) lower sales to PKDM, the owners of our former retail division, (3) a 21% decrease in mausoleum sales and (4) the decrease in the value of the Canadian dollar relative to the U.S. dollar compared to last year.

Gross profit dollars from the manufacturing division decreased 17% or $942,000 while gross profit as a percentage of manufacturing revenue decreased by .5 percentage points for the nine-month period ended October 3, 2009 compared to the nine-month period ended September 27, 2008. The decrease in the gross profit percentage is largely due to reduced revenues and the need to decrease our profit margins to be competitive on some large civic features.

SG&A costs for the nine-month period ended October 3, 2009 for the manufacturing division decreased 3% or $95,000 compared to the nine-month period ended September 27, 2008. This decrease is due primarily to the decrease in the value of the Canadian dollar relative to the U.S. dollar offset somewhat by an increase in bad debt expense.

Consolidated Items

Corporate overhead, consisting of operating costs not directly related to an operating segment, decreased 20%, or $605,000, for the nine-month period ended October 3, 2009 compared to the nine-month period ended September 27, 2008 due to the reduction in personnel and related costs and decreased professional fees including legal fees, investor relation fees and outside consultant fees for the implementation of Section 404(a) of the Sarbanes-Oxley Act.

Effective March 31, 2009, the Company's defined benefit pension plan was amended by freezing membership and future benefits in the plan. Accordingly, we recognized an additional pension expense of $95,000 as the effect of the pension curtailment in the first nine months of 2009. If the pension plan had not been frozen, the pension expense for the year would have been $1.3 million. Because the plan was frozen, the 2009 pension expense will be $760,000, which includes the $95,000 expense for the effect of the curtailment.

Other income, which includes rental income from non-operating properties, at $219,000 for the nine-month period ended October 3, 2009, was $40,000 higher than the same period last year.

No interest expense has been allocated to discontinued operations in 2009 and $23,000 was allocated in the first nine months of 2008. Net interest expense, including amounts allocated to discontinued operations, decreased $198,000, or 19%, for the nine-month period ended October 3, 2009 compared to the nine-month period ended September 27, 2008 reflecting a reduced level of debt partially offset by an increased interest rate due to the lenders granting a waiver for non-compliance with certain covenants contained in our Amended and Restated Financing Agreement. In consideration of the consents and waivers the unused line fee went from .25% to .50% and the existing interest rate pricing grid was changed and interest rates increased approximately 3% in April 2009.

Income tax expense was $59,000 for the nine-month period ended October 3, 2009, compared to $280,000 for the same nine-month period in 2008. The tax expense reported in both periods relates to our Canadian subsidiary and in 2009 is partially offset by a U.S. tax refund.  The Company made the election on its 2008 U.S. Federal tax return to monetize certain deferred tax assets, based on available capital expenditures and will receive a refund of $173,000. This refund was accrued in the third quarter of 2009, when the election was made. The Company anticipates making the same election for 2009 and based on current capital expenditures has accrued a refund of $40,000 through October 3, 2009. During the third quarter of both years we continued to fully reserve all our U.S. deferred tax assets.

Liquidity and Capital Resources

Historically, we have met our short-term liquidity requirements primarily from cash generated by operating activities and periodic borrowings under the commercial credit facilities, lead by CIT Business Group, which is scheduled to expire in October 2012. We rely on CIT Business Group, a subsidiary of CIT Group, Inc. ("CIT") to fund our working capital needs. On November 1, 2009, CIT Group filed for Chapter 11 bankruptcy protection in a pre-packaged plan of reorganization. CIT has indicated that it is hopeful it will exit bankruptcy by the end of the year.  Since the bankruptcy CIT has continued to fund all requests for advances on the revolving line of credit to date; however, there is no guarantee it will continue to fund our requests and it may not be able to continue to honor its commitment to the Company under the credit facility.

During 2009, the Company has consistently had positive cash flow that has been used to reduce its borrowings on the line of credit. Management believes that it has adequate funds available for current operations and continues to monitor the situation closely, including discussions with the co-lender of the facility on their commitment under the facility as well as exploring options with other lenders.

We have historically contributed between $800,000 and $1.0 million per year to the defined benefit pension plan.  The Company is not required to make any contribution in 2009 however we did contribute $750,000 to the defined benefit plan in the third quarter for the 2008 plan year.

Our primary need for capital will be to maintain and improve our quarry and manufacturing facilities.  We have approximately $2.1 million planned for capital expenditures in 2009 (excluding the purchase of the Stanstead Quarry from Polycor described below) of which $1.4 million has been expended as of October 3, 2009. We believe we will be able to fund these capital expenditures either from cash from operations or borrowings under our credit facilities.

On April 17, 2009, ROA Canada signed an Asset Purchase Agreement and completed the purchase of the real and personal property comprising the Polycor Stanstead Quarry, located in Stanstead, Quebec, Canada from Carrieres Polycor, Inc. ("Polycor"). The purchase price for the quarry, building and inventory was $1.3 million CDN. This purchase was funded by ROA Canada's line of credit with the Royal Bank of Canada and was completely repaid in the second quarter of 2009.

Cash Flows

At October 3, 2009, we had cash and cash equivalents of $842,000 and working capital of $20 million, compared to $1.1 million of cash and cash equivalents and working capital of $22.2 million at September 27, 2008.

Cash Flows from Operations. Net cash provided by operating activities was $7.5 million in the nine-month period ended October 3, 2009 compared to $434,000 in the same nine-month period of 2008. The increase in cash flow from operations is due largely to the increase in the amount of collections on accounts receivable and the decrease in inventory in the first nine months of 2009.

Cash Flows from Investing Activities. Cash flows used in investing activities were $2.6 million in the first nine months of 2009 compared to $4.5 million provided by investing activities in the nine-month period ended September 27, 2008. In 2009, we purchased property, plant and equipment (PP&E) totaling $1.4 million and land and granite reserves from Polycor in Canada for $1.4 million. In the first nine months of 2008 we purchased $3.2 million of PP&E and paid the remainder of $179,000 for a customer list in Canada which was offset by proceeds from the sale of the retail division totaling $7.7 million. Cash used in investing activities comes from either borrowings under our credit facilities or from operations.

Cash Flows from Financing Activities. Net cash used in financing activities in the nine-month period ended October 3, 2009 was $5.1 million which consisted of repayments on the long-term debt of $251,000 and net repayments on the revolving line of credit of $4.9 million. This compares to $5.7 million used in financing activities in the nine-month period ended September 27, 2008 which consisted of repayments on the long-term debt of $4.7 million and net repayments on the revolving line of credit of $1 million.

CIT Credit Facility

We have a credit facility with the CIT Group/Business Credit and Chittenden Trust Company (the "Lenders") that is scheduled to expire in October 2012 and is secured by substantially all assets of the Company located in the United States. The facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable, inventory and certain fixed assets. Amounts outstanding were $2,565,000 and $13,886,000 as of October 3, 2009 and $9,507,000 and $14,356,000 as of September 27, 2008 on the revolving credit facility and the term loan line of credit, respectively. The credit facility financing agreement places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, make capital expenditures, repurchase stock and make investments or guarantees, without pre-approval by the Lenders.  The financing agreement also contains certain covenants for a Minimum Fixed Charge Coverage Ratio (the "Ratio") and a limit on the Total Liabilities to Net Worth Ratio of the Company. Due to the non-cash impairment charges on the write-down of inventory and the corporate building, we were in violation of the fixed charge coverage ratio covenant at December 31, 2008. We received a waiver of this covenant from the Lenders and amended the agreement as of March 30, 2009.

Minimum Fixed Charge Coverage Ratio. The credit facility requires the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA), to the sum of income taxes paid, capital expenditures, interest and scheduled debt repayments be at least 1.10 for the trailing twelve-month period at the end of each quarter. The Company was in compliance with the Ratio covenant at October 3, 2009.

Total Liabilities to Net Worth Ratio. The credit facility also requires that the ratio of our total liabilities to net worth (the "Leverage Ratio") not exceed 2.25 for the first two quarters of 2009 and 2.00 for the remainder of the term of the loan. The Leverage Ratio excludes from the calculation the change in tangible net worth directly resulting from the Company's compliance with the FASB guidance on Compensation - Retirement Benefits of $6.0 million. In relevant part, this Topic also required us to place on our books certain unrecognized and unfunded retirement liabilities beginning December 31, 2006.  As of October 3, 2009, we were in compliance with the Leverage Ratio covenant.

Interest Rates. We can elect the interest rate under the credit facility based on the prime rate or LIBOR for both the revolving credit facility and the term loan. The revolving credit facility's rate is based on Prime plus 3% or LIBOR plus 4% with a 2% floor for LIBOR. The term loan's rate is based on Prime plus 3.5% or LIBOR plus 4.5% with a 2% floor for LIBOR.

The rates in effect as of October 3, 2009 were as follows:

	Amount	Formula	Effective Rate
Revolving Credit Facility	$2.6 million	Prime + 3.00%	6.25%
Term Loan	13.9 million	Prime + 3.50%	6.75%

Canadian Credit Facility

The Company's Canadian subsidiary has a line of credit agreement with the Royal Bank of Canada that is renewable annually. Under the terms of this agreement, a maximum of $4.0 million CDN may be advanced based on eligible accounts receivable, eligible inventory, and tangible fixed assets.  The line of credit bears interest at the U.S. prime rate.  There were no borrowings outstanding as of October 3 2009 and September 27, 2008.

Off-Balance Sheet Arrangements

With the exception of our operating leases and obligations under supply agreements, we do not have any off-balance sheet arrangements, and we do not have, nor do we engage in, transactions with any special purpose entities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has financial instruments that are subject to interest rate risk, principally debt obligations under its credit facilities. Historically, the Company has not experienced material gains or losses due to interest rate changes. Based on the October 3, 2009 outstanding borrowings under the credit facility of $16.5 million, the impact of a 1% increase in the interest rates would be approximately $165,000 a year.

The Company is subject to foreign currency exchange rate risk primarily from the operations of its Canadian subsidiary. At October 3, 2009, the Canadian subsidiary had net assets of $11.1 million exposed to changes in the Canadian/U.S. dollar exchange rate.  The impact of the change in the exchange rate in the first nine months of 2009 was $1.2 million due to an increase in the value of the Canadian dollar as compared to the U.S. dollar at December 31, 2008.

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

Changes in Internal Control Over Financial Reporting. There have been no significant changes in the Company's internal control over financial reporting identified during the quarter ended October 3, 2009.

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

The Company relies on its credit facility for working capital needs. The lead agent/administrator on the credit facility is the CIT Business Group, a subsidiary of CIT Group, Inc. ("CIT"). On November 1, 2009, CIT Group filed for Chapter 11 bankruptcy protection in a pre-packaged plan of reorganization. While CIT has continued to fund all requests for advances on the revolving line of credit to date, there is no guarantee it will continue to fund our requests and it may not be able to continue to honor its commitment to the Company under the credit facility. Moreover, there is no guarantee that the plan of reorganization will be approved by CIT's creditors, and that CIT will emerge from bankruptcy in the near future. If CIT can no longer honor its commitment before the Company can secure other funding sources we cannot provide assurance that we will be able to secure other sources of financing to meet all of our cash needs, which would have a material and adverse impact on the Company's business.

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

ROCK OF AGES CORPORATION

Dated: November 13, 2009	By: /s/ Laura A Plude Laura A. Plude Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibits

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

