Form 10-K
ROCK OF AGES CORP
filed 2010-03-31
CIK 84581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file Number: 000-29464

ROCK OF AGES CORPORATION
(Exact name of registrant as specified in its charter)

Vermont (State or other jurisdiction of incorporation or organization)	030153200 (I.R.S. Employer Identification No.)
560 Graniteville Road, Graniteville, Vermont 05654 (Address of principal executive offices and zip code)
(802) 476-3121 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

CLASS A COMMON STOCK, NO PAR VALUE
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

As of June 30, 2009, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $9,902,954. As of March 20, 2010, there were outstanding 4,677,467 shares of Class A Common Stock and 2,738,596 shares of Class B Common Stock.

1

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

The risks, uncertainties and assumptions may include, but are not limited to, the following:

  our ability to certify adequate internal controls over our financial reporting;

  our reliance on our line of credit with the CIT Group to fund our business operations and/or strategy;

  our ability to maintain compliance with our covenants in our credit facility;

  our ability to form and maintain strategic alliances with cemeteries, funeral homes and memorial retailers;

  uncertainties involving production recovery, quarry yields and demand for Rock of Ages' dimension stone;

  the impact of the weak economic conditions and the future impact of such conditions on the granite and granite memorial industries, and demand for our products;

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

GENERAL

Rock of Ages is a Vermont corporation founded in 1885 and is an integrated granite quarrier and manufacturer whose principal product is granite memorials used primarily in cemeteries. We own and operate nine active quarry properties and five manufacturing and sawing facilities in North America, principally in Vermont and the Province of Quebec. We sell memorials wholesale to approximately 115 independent authorized Rock of Ages retailers in the United States as well as approximately 116 independent retailers in Canada. We sell higher end memorials with prices in excess of $25,000 to cemeteries, funeral homes, other retailers or to the consumer. We market and sell our memorials at various price points: Square Seal, Round Seal and Signature. Our memorials are offered in granites of various colors and are covered by a full perpetual or a limited perpetual warranty, depending on the particular granite and brand. We believe the Rock of Ages trademark is one of the oldest and best-known brand names in the granite memorialization industry, and we actively promote our brand name and place a seal bearing the brand name on each branded memorial. The Company also sells unbranded memorials.

On December 8, 2009, the Company completed the change in its state of incorporation from Delaware to Vermont (the "Reincorporation"). Pursuant to an Agreement and Plan of Merger adopted by the Board of Directors and approved by the stockholders on October 19, 2009, Rock of Ages Corporation, a Delaware corporation, was merged with and into its wholly-owned subsidiary, Rock of Ages Corporation (Vermont), with Rock of Ages Corporation (Vermont) as the surviving corporation. The name of the surviving corporation was changed to "Rock of Ages Corporation." The Board of Directors determined to reincorporate the Company in Vermont primarily because of its desire to reduce corporate expenses. As a Delaware corporation the Company was required to pay approximately $160,000 in annual franchise fees to the State of Delaware. As a Vermont corporation the Company pays a flat filing fee of $35 annually. As a result of the reincorporation the Company is now governed by the Vermont Business Corporation Act, Title 11 of the Vermont Statutes Annotated (the "VBCA").

Rock of Ages, Signature, Sealmark, American Black, Barre Gray, Bethel White, Salisbury Pink, Gardenia White, Laurentian Pink and Galactic Blue are trade names or trademarks of the Company. We rely on both registered and common-law trademarks in the United States and in other countries to protect the goodwill associated with these brands.

Until January 17, 2008, we were also engaged in the retail sale of memorials. We embarked upon our retail strategy in connection with our initial public offering in 1997 and from 1997 to 2005 we acquired 28 retail monument companies with approximately 80 locations in 16 states. However, in 2007 our Board of Directors determined that it was in the best interests of the Company and its stockholders to exit the retail business, to simplify and reduce the cost of the existing management infrastructure, and to focus on our core quarrying and manufacturing business, including our wholesale memorial distribution system.

In December 2007, the Board authorized the sale of the retail division to PKDM Holdings, Inc. ("PKDM"), a company owned by Richard M. Urbach, the President and Chief Operating Officer of the retail division, and James Barnes, the financial manager of the retail division, for approximately $8 million.  The sale was completed on January 17, 2008. In connection with the sale, we entered into a five year supply agreement with PKDM and its operating subsidiary, North American Heritage Services, Inc. ("NAHS"), naming it as an authorized Rock of Ages retailer in the existing retail territories formerly serviced by its owned retail stores, and PKDM agreed to minimum annual memorial purchases from the Company of $3.5 million during each year of the five year term, excluding private mausoleums. PKDM's minimum purchase obligation under the Supply Agreement is subject to reduction if PKDM permanently closes or sells stores that were operated by them on the date of the original Supply Agreement. Pursuant to the Supply Agreement, the amount of such reduction is equal to the three year average annual purchases of closed or sold stores. Due to the closure or sale of a number of locations by PKDM during 2008, effective January 16, 2009 the parties agreed to revise the minimum purchase requirements to $1,780,000 for the year of the agreement ending on January 17, 2009 and to $1,210,000 for each of the remaining years of the initial term and any renewal term. At the time of the sale in January of 2008, the Company retained $2,125,000 of inventory located at various retail locations and PKDM is responsible for purchasing the inventory, at its current book value, as it is sold, with a payment in full for any inventory remaining due on the tenth anniversary of the transaction. The balance of consigned inventory with PKDM at December 31, 2009 was $1,900,000.

VIKA, Ltd. ("VIKA"), a quarry company located in the Ukraine, in which we had held a 1/3 equity interest since 2002, experienced continuing operational difficulties leading to reductions in both the production and sale of Galactic Blue granite blocks.  As a result, our investment in VIKA was fully written-off in 2007. On June 30, 2009, the Company agreed to sell its one-third ownership interest in VIKA to the remaining VIKA shareholder for $170,583 payable in four equal installments of $42,646 due from July to October 2009. These payments were received in 2009 as agreed. In conjunction with this sale the Company entered into an exclusive distribution agreement with VIKA pursuant to which the Company has the exclusive worldwide right to sell and distribute all quarried products of VIKA including slabs and other finished products through 2012.

On April 17, 2009, Rock of Ages Canada, ("ROA Canada"), a wholly owned subsidiary of the Company signed an Asset Purchase Agreement and completed the purchase of the real and personal property comprising the Polycor Stanstead Quarry, located in Stanstead, Quebec, Canada from Carrieres Polycor, Inc., ("Polycor").  The purchase price for the quarry, building and inventory was $1.3 million. In connection with the purchase, Polycor entered into an agreement that limits Polycor from owning or operating a quarry similar to the Stanstead Gray quarry within fifty kilometers of Stanstead, Quebec. This agreement also prohibits Polycor from soliciting ROA Canada's customers for sales of gray granite. In connection with the purchase, ROA Canada entered into a supply agreement with Polycor, for 30 years whereby ROA Canada must supply Polycor with standard sized blocks of up to 300 cubic meters (or 10,594 cubic feet) a month.  ROA Canada also assumed the remaining three years of supply agreements with two unrelated granite manufacturers. The Company was in compliance with its obligations under these agreements in 2009.

During 2009, we had operations in two business segments: Quarry and Manufacturing. Included within the business segments are operations that are conducted through unincorporated divisions of Rock of Ages and other operations that are conducted by separately incorporated subsidiaries. Financial information by business segment and geographic area is incorporated herein by reference to note 14 of the Notes to Consolidated Financial Statements included in this report. In addition, information regarding the revenues of each business segment is incorporated herein by reference to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Risks attendant to foreign operations are also incorporated herein by reference to "Risk Factors that May Affect Future Results" in Item 1A. Additional information regarding each business segment and Rock of Ages in general is set forth herein.

STRATEGY
We seek to enhance the overall profitability of the Company's businesses through a strategy which includes the following principal elements:

  Direct sales of mausoleums and estate and civic memorials to cemeteries and consumers. We expect to continue to expand sales of private mausoleums, and estate and civic memorials directly to the customer through our mausoleum and special features sales force based at our Barre, Vermont manufacturing plant.
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
  Enhancing quarry and manufacturing productivity.  We seek to substantially reduce our costs of quarrying and manufacturing and enhance our productivity through investments in the most efficient equipment and technology and maintaining a flexible workforce.
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
  Personalization. We intend to continue to expand and enhance our memorial product lines in color, design and style to meet each customer's personal requirements. Our objective is to provide a full range of memorials available at various price points.
  Reducing unallocated corporate overhead and corporate infrastructure. We continue to seek ways to streamline our operations and cut overhead costs.

PRODUCTS

Our principal products may be classified into two general product lines: granite quarry products (with limited value added manufacturing performed) and manufactured granite products, primarily granite memorials. The principal raw material for both granite product lines is natural granite as it comes from the ground, with the primary difference between the product lines being the extent of the processing or manufacturing of the granite. For each of the last two years, 2009 and 2008, revenues derived from the sale of granite quarry products have accounted for 47% and 51%, respectively, of consolidated revenues; and revenues derived from the sale of manufactured granite products at wholesale have accounted for 53% and 49%, respectively, of consolidated revenues.

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

Manufactured Products
The principal manufactured product of Rock of Ages is granite memorials, which are sold to retailers of granite memorials and substantially all of which are placed in cemeteries in remembrance of the life of a person. Our memorials encompass a wide range of granites, including granite blocks purchased from others, as well as a wide array of sizes, styles and shapes ranging from small, inexpensive markers set flush to the ground, to very elaborate and expensive personal mausoleums available at various price ranges. The broad classifications of granite memorials used by the industry are generally markers, hickeys, slants, standard uprights, estate uprights, pre-assembled mausoleums, conventional mausoleums and columbaria. We also sell public and civic memorials not placed in cemeteries, both on a wholesale basis and directly to the customer. From time to time, memorial retailers or others order granite products such as benches, steps and other products that may or may not be for cemetery use, but are classified by us as memorial sales.

Rock of Ages is widely recognized for the personalized granite memorials it produces and the very large memorials it can produce. We have made many large private and public memorials, including a full size granite replica of a Mercedes-Benz automobile and the massive Atlantic and Pacific arches of the World War II memorial in Washington DC.

Our granite memorials are sold to retailers by our memorial sales force that regularly speak with customers by phone and make personal visits. Our mausoleums and special features group sells both to retailers and direct to the customer. We provide various point of sale materials to independent authorized Rock of Ages retailers, we advertise in trade publications and attend trade shows in the United States and Canada.

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

MANUFACTURING AND RAW MATERIALS

Rock of Ages quarries and manufactures granite in the United States and Canada at the locations indicated in Item 2 "Properties." We also outsource the manufacturing of certain memorial products pursuant to supply agreements with other manufacturers. In connection with the sale of the Lawson manufacturing plant in Barre, Vermont in 2001, the Company entered into a Supply Agreement with Adams Granite Co. ("Adams"). The Company agreed to purchase a minimum of $3,000,000 of monuments from Adams each year for a term of seven years with various stipulations as to variations from the "minimum order" and pricing agreements. The Supply Agreement with Adams was amended over the years reducing the minimum order obligation to $1,200,000 for the final year ending January 10, 2010. The Company exceeded its minimum order obligation for the final year ending January 10, 2010 and no longer has an obligation to purchase monuments from Adams. There were no plants acquired in 2009. We believe our manufacturing and quarrying capacity, together with our manufacturing outsourcing arrangements, are generally sufficient to meet anticipated production requirements for the foreseeable future.

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

We had manufacturing backlogs of $7.4 million and $7.1 million as of December 31, 2009 and 2008, respectively. These backlogs occurred in the normal course of business. Of the manufacturing backlog orders as of December 31, 2009, we expect 100% to be filled during the 2010 fiscal year. We have not historically had a material backlog of quarry block or slab orders.

We do not normally maintain a significant inventory of finished manufactured products in anticipation of future orders in our manufacturing operations. In connection with the sale of our retail operations to PKDM on January 17, 2008, we retained finished memorial inventory which is located at the various retail locations sold to PKDM and at December 31, 2009 has an aggregate book value of approximately $1.9 million.  This inventory has been consigned to PKDM for sale to customers.  Any finished inventory not sold by PKDM within 10 years of the closing date will be purchased by PKDM at book value at that time. Approximately 75% of our manufactured product orders are delivered within two to twelve weeks of the order date, as is customary in the granite memorial industry. The delivery time depends on the size and complexity of the memorial. Our quarry operations have inventories of granite blocks.

RESEARCH AND DEVELOPMENT

We do not have a research and development department for any of our products.  From time to time, we conduct market research, as well as research on new product designs and on equipment to improve the Company's technology. These activities are not separately accounted for as research, and we had no expenditures classified for financial reporting purposes as research in 2009 or 2008.

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

Our quarrying and manufacturing competitors include both domestic and international companies, some of which may have greater financial, technical, manufacturing, marketing and other resources than we have. Foreign competitors may have access to lower cost labor and extensive commercial deposits of memorial and building grade granite, and may be subject to less restrictive regulatory requirements. For example, companies in South Africa, India and China manufacture and export finished granite memorials into North America, which compete with our products.

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

EMPLOYEES
We had approximately 257 employees as of December 31, 2009. We had approximately 268 employees as of December 31, 2008.

The collective bargaining agreements with the Granite Cutters Association and the United Steelworkers of America which together represent approximately 100 employees in our Vermont manufacturing and quarrying operations were renewed in 2009. The contracts with the Granite Cutters Association and the United Steelworkers of America for our Vermont manufacturing plant employees will expire on April 29, 2011 and the contract with the United Steelworkers of America for our Vermont quarry employees will expire on April 27, 2012. We also renewed in 2009 the agreement with the United Steelworkers union representing substantially all the production workforce in our granite quarry and manufacturing plants located in Stanstead, Quebec.  The agreement will cover approximately fifty workers, and is for a term of approximately four years, commencing November 1, 2009 and expiring on October 31, 2013. We also have a collective bargaining agreement with one union representing approximately 5 employees in our Laurentian Quarry. This agreement expired on January 31, 2010.  Since this quarry does not operate in the winter due to weather conditions, we will be negotiating with this union late in the first quarter of 2010 when the quarry reopens. We expect no problems with these negotiations and should have a signed agreement by the second quarter of 2010. See Item 1A - Risk Factors That May Affect Future Results.

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

Our independent registered public accounting firm must audit and report on our internal controls over financial reporting as of December 31, 2010 and subsequent fiscal year end dates, respectively, and such report must be included in our Annual Report on Form 10-K for the year ending December 31, 2010, and in subsequent Annual Reports on Form 10-K for subsequent years, respectively.  In 2007 we disclosed material weaknesses in our internal control over financial reporting in Item 9A(T) - Controls and Procedures of the Annual Report on Form 10-K. In 2008 we remediated the weaknesses and accordingly reported no material weaknesses in our internal control over financial reporting as of December 31, 2008 and December 31, 2009. However, we cannot assure you that we or our independent registered public accounting firm will be able to report that our internal control over financial reporting are effective as of December 31, 2010 and subsequent fiscal year end dates. In this event, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the market value of our Class A Common Stock.

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

We rely on the CIT Group to fund our working capital needs.

We rely on our credit facility for working capital needs. The lead agent/administrator on the credit facility is the CIT Business Group, a subsidiary of CIT Group, Inc. ("CIT"). On November 1, 2009, CIT filed for Chapter 11 bankruptcy protection in a pre-packaged plan of reorganization. During the months leading up to the bankruptcy filing, CIT continued to fund all requests for advances on the revolving line of credit. On December 10, 2009, CIT emerged from bankruptcy and was able to restructure its debt obligations. However, CIT's financial condition remains precarious and there is no guarantee it will continue to fund our requests or continue to honor its commitments under the credit facility. If CIT can no longer honor its commitments, we would be forced to secure other sources of financing to meet all of our cash needs, which would have a material and adverse impact on the Company's business.

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

We received a waiver from our lenders allowing us to be in compliance with our credit facility and our lenders agreed to allow us, in calculating the Fixed Charge Coverage Ratio, to add back the non-cash write-downs taken with respect to the second grade inventory and the vacated building for the first three quarters of 2009. At December 31, 2009, we were in compliance with all existing covenants and expect to remain in compliance through the remaining term of the credit facility. However, we cannot provide assurances that we will be able to maintain compliance with the covenants in our credit facility, Moreover, if we fail to maintain compliance with such covenants we cannot provide assurances that we will continue to receive waivers of any non-compliance. If we are unable to comply with the financial or other covenants of our credit facility, and we could not obtain waivers of such non-compliance, we will likely be unable to borrow additional amounts under the facility and amounts owed under the facility could be accelerated and become due and payable immediately, which would materially impact our liquidity and financial conditions and could require us to cease operations or seek protection under state or federal insolvency or bankruptcy laws.

Our business is subject to a number of operating risks that are difficult to predict and manage.

Our quarry and manufacturing operations are subject to numerous risks and hazards inherent in those industries, including among others, unanticipated surface or underground conditions, varying saleable granite recovery rates due to natural cracks and other imperfections in granite deposits, equipment failures, accidents and worker injuries, labor issues, weather conditions and events, unanticipated transportation costs and price fluctuations. These risks and hazards are generally not predictable. As a result, actual costs and expenditures, production quantities and delivery dates, as well as revenues, may differ materially from those anticipated, which could adversely affect our operating results. During 2009, we experienced production recovery problems in our Bethel White, Gardenia White and American Black quarries, which negatively affected results of operations in 2009. These production recovery issues may persist in 2010, and we cannot assure you that our substantial continuing efforts to improve production recovery will improve our quarry segment results for 2010.

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

Compliance with pension funding requirements could adversely affect our cash flow.  We have a qualified defined benefit pension plan which covers eligible employees as of March 31, 2009. On January 5, 2009, the Company's Board of Directors approved actions to proceed with amendments to its defined benefit pension plan by freezing membership and future benefits in the plan. This action was effective as of March 31, 2009. At December 31, 2009, this plan is underfunded by $4.8 million,  which means that promised pension benefits could potentially exceed the funds available. In August 2006, the Pension Protection Act (the "Act") was signed into law in the U.S. Among other things, the Act is aimed at strengthening pension plans by requiring most pension plans to become fully funded over a seven-year period. The Worker, Retiree and Employer Recovery Act of 2008 has provided modest relief from the market events in 2008 by decreasing short term contribution requirements. However, without an increase in the value of the plan assets we could be required to fund the plan with significant amounts of cash.  Additionally, if we are unable to meet the funding targets imposed by the Act, we may incur significant penalties.  See Item 7 of this report, Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

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
10

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

We derived approximately 40% of total revenues in fiscal 2009 from sales to customers outside the United States, including approximately 23% from sales in Canada by our Canadian subsidiary and 16% from sales in China. Foreign sales are subject to numerous risks, including currency conversion risks, limitations (including taxes) on the repatriation of earnings, slower and more difficult accounts receivable collection and greater complication and expense in complying with foreign laws. Our sales of granite blocks to foreign countries are primarily for building use and are subject to various cyclical factors in foreign countries, foreign exchange rate fluctuations, policies of foreign governments and numerous other factors over which we have no control. While we continue to develop sales to customers in other countries, we cannot assure you that sales of granite blocks to our Chinese and other foreign customers will remain at historic levels.

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

There is an increasing trend toward cremation in the United States. The latest statistics from the Cremation Association of North America, or CANA, indicate cremation was used in approximately 37% of the deaths in the United States in 2009, compared to approximately 29% in 2003. To the extent increases in cremation rates result in decreases in memorialization rates, this decrease will result in a decline in our memorial sales, which will adversely affect our business and results of operations.

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

Provisions of our corporate organizational documents could delay or prevent a change in control of the Company, even if it would be beneficial to our stockholders.

Certain provisions contained in our Articles of Incorporation and By-laws:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES

Rock of Ages owns the following quarry and manufacturing properties:

PROPERTY	FUNCTION

VERMONT
Barre
Quarry Properties
E. L. Smith Quarry	Quarrying of dimensional Barre Gray granite blocks
Adam-Pirie Quarry	Quarrying of dimensional Barre Gray granite blocks
Manufacturing Properties
Rock of Ages Manufacturing Plant	Manufacturing of memorials and precision products
Press Roll and Saw Plant	Manufacturing of granite press rolls and slabbing of granite blocks
Bethel
Quarry Property
Bethel Quarry	Quarrying of dimensional Bethel White granite blocks

CANADA
Stanstead, Quebec
Quarry Property
Stanstead Quarry	Quarrying of dimensional Stanstead Gray granite blocks
Stanstead Quarry # 2	Quarrying of dimensional Stanstead Gray granite blocks
Manufacturing Properties
Rock of Ages Manufacturing Plant	Manufacturing of memorials
Adru Manufacturing Plant	Manufacturing of memorials

Guenette, Quebec
Quarry Property
Laurentian Quarry	Quarrying of dimensional Laurentian Pink granite blocks

PENNSYLVANIA
St. Peters
Quarry Property
American Black Quarry	Quarrying of dimensional American Black granite blocks
Manufacturing Property
Saw Plant	Slabbing of granite blocks

NORTH CAROLINA
Salisbury
Quarry Property
Salisbury Pink Quarry	Quarrying of dimensional Salisbury Pink granite blocks
Rockwell
Quarry Properties
Gardenia White Quarry	Quarrying of dimensional Gardenia White granite blocks
13

In addition, until January 17, 2008 Rock of Ages owned or operated approximately 80 retail sales outlets and 4 associated sand blasting facilities in the states of Iowa, Illinois, Indiana, Minnesota, Connecticut, Massachusetts, Rhode Island, Nebraska, Pennsylvania, Ohio, South Dakota, Kentucky, Tennessee, Vermont, West Virginia and Wisconsin. On January 17, 2008, we sold all of our retail operations to PKDM Holdings, Inc. and exited the retail business entirely

The following table sets forth certain information relating to our principal quarry properties. Each of the quarries listed below: (i) is an open-pit quarry; (ii) contains granite suitable for extraction as dimension granite for memorial or other use; (iii) is serviced by electricity provided by local utility companies; and (iv) has adequate and modern extraction and other equipment. We presently have no exploration plans. We own each of the quarries listed below. In the Rockwell quarry, we own part of the land comprising the quarry and we also lease an additional 14 acres on which we conduct quarry operations with 6 years remaining on the lease. We also own the Laurentian Pink quarry in Guenette, Quebec, which produces dark pink memorial grade granite. We also have the worldwide distribution rights to the Galactic Blue quarry in Zhytomyr, Ukraine. The Galactic Blue quarry is under development and currently produces granite in small commercial quantities. We do not expect the quarry to achieve significant commercial production quantities in 2010. We do not consider the Laurentian Pink or Galactic Blue properties to be currently significant or material to our business.

QUARRY	APPROXIMATE DATE OF COMMENCEMENT OF OPERATIONS	PRIOR OWNER (DATE ACQUIRED)	MEANS OF ACCESS	ORIGINAL COST OF EACH PROPERTY	ESTIMATED NET SALEABLE RECOVERABLE RESERVES (1) (CUBIC FEET)	ESTIMATED NET SALEABLE RECOVERABLE RESERVES YEARS (2)

E.L. Smith	1880	E.L. Smith Quarry Co. (1948)	Paved road	$7,562,676	2,459,534,000	4,916

Adam-Pirie	1880	J.K. Pirie Quarry (1955)	Paved road	$4,211,363	984,886,000	6,557

Bethel	1900	Woodbury Granite Company, Inc. (1957)	Dirt road	$ 174,024	76,529,000	271

Stanstead	1920	Brodies Limited and Stanstead Granite Company (1960)	Paved road	$ 505,453	32,563,000	155

Stanstead # 2	1967	Carrieres Polycor, Inc., (2009)	Dirt Road	$1,000,000	7,110,000	100

American Black	1973	Pennsylvania Granite Inc. (1997)	Paved road	$2,900,000	14,615,000	137

Salisbury	1918	Pennsylvania Granite Inc. (1997)	Paved road	$3,886,592	19,344,000	100

Gardenia White*	1995	J. Greg Faith, Thomas E. Ebans, Sr. David S. Hooker, William L. Comolli (1998)	Dirt road	$4,633,000	2,602,000	16

Rockwell White*	1993	Rockwell Granite Company (2005)	Dirt road	$1,930,000	5,950,000	78

* The Gardenia White and Rockwell White quarries are side by side, produce the same type of granite and are being joined together. For operating purposes we report all granite extracted and sold from the properties as Gardenia White.

(1)

Net saleable recoverable reserves are based on internal Company estimates, except for the reserves for the E.L. Smith, Adam-Pirie and Bethel quarries, which are based on independent assessments by CA Rich Consultants, Inc in 1993; and for the Gardenia White quarry, which are based on an independent assessment by Geomapping Associates in 1997. The Rockwell White reserves are based on information contained in a report dated September 1993 by a geologist employed by The Marlin Group. It is impossible to know the exact percentage of recoverable reserves and a certain amount of material will not be saleable as a result of natural cracks, seams, color variations, or other natural defects in the quarry that are not discoverable through random core drilling samples. Reductions in recovery rates of saleable stone can dramatically increase the cost of the saleable stone making the quarry not commercially viable. Accordingly, these quantities are purely estimates based on observable surface area size times commercially feasible depths for quarrying granite, adjusted for historic recovery rates. Thus, the actual quantities and years of net saleable reserves could vary materially from the estimates set forth in the table.

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

We carry insurance with coverage we believe to be customary in our industry. Although there can be no assurance that such insurance will be sufficient to protect us against all contingencies, we believe our insurance protection is reasonable in view of the nature and scope of our operations.

The U.S. Mine Safety and Health Administration (MSHA) issued citations in 2009 to one of our subsidiaries, Pennsylvania Granite, asserting various violations and assessed fines totaling approximately $280,000.  The Company disagrees with the validity of these violations and how they are characterized. We are appealing these citations.  Based on experience of our legal counsel in settling similar assessments and available historical MSHA settlement data we estimate our final exposure will be no greater than $125,000.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the Stockholders of Rock of Ages Corporation (the "Special Meeting") was held on Thursday, October 15, 2009 at 10:30 a.m., local time, for the purpose of considering and voting upon the proposal to reincorporate the Company from the State of Delaware to the State of Vermont (the "Reincorporation Proposal"). The Reincorporation Proposal was approved by the stockholders at the Special Meeting, and the Reincorporation was effective as of December 8, 2009.

A full description of the Reincorporation Proposal is contained in our proxy statement for the Special Meeting dated September 17, 2009 and filed with the Commission on September 17, 2009.

Our Class A Common Stock is entitled to one vote per share and our Class B Common Stock is entitled to ten votes per share. At the Special Meeting an aggregate of 2,625,511 shares of Class A Common Stock and an aggregate of Class B Common Stock, totaling 26,012,631 votes, were represented at said meeting. With respect to the Special Meeting and the Reincorporation Proposal, the results were tabulated by the Judge of Elections as follows:

TOTAL:          26,012,631

FOR:               25,875,193

AGAINST:          114,079

ABSTAIN:            23,359

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	2009
	HIGH	LOW

First Quarter...............................................................................................................................	$2.48	$1.49
Second Quarter.........................................................................................................................	2.48	1.68
Third Quarter..............................................................................................................................	3.88	1.85
Fourth Quarter............................................................................................................................	3.66	2.65

	2008
	HIGH	LOW

First Quarter...............................................................................................................................	$5.45	$3.98
Second Quarter.........................................................................................................................	4.33	3.27
Third Quarter..............................................................................................................................	3.36	1.85
Fourth Quarter............................................................................................................................	3.39	1.29

As of February 24, 2010, based upon information provided by our transfer agent, there were 202 record holders of Class A Common Stock and 26 record holders of Class B Common Stock, which numbers do not include stockholders who beneficially own shares held in street name by brokers.

Holders of the Common Stock are entitled to receive such dividends as may be legally declared by the Board of Directors and, in the event of dissolution and liquidation, to receive the net assets of Rock of Ages remaining after payment of all liabilities, in proportion to their respective holdings. No dividends were paid in 2009 or 2008. In October 2007, we renewed our credit facility with our lenders, which, in relevant part, prohibits the Company from paying dividends without their prior consent.

RECENT SALES OF UNREGISTERED SECURITIES

We made no sales of unregistered securities during fiscal 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

Neither we nor our affiliates made any purchases of the Company's equity securities during fiscal 2009.

ITEM 6.	SELECTED FINANCIAL DATA
Not required for smaller reporting companies.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements, including the related Notes, contained elsewhere in this document.

General

Rock of Ages is an integrated quarrier and manufacturer of granite and products manufactured from granite. Until January 17, 2008, we were also engaged in the retail sale of memorials. On January 17, 2008, we sold all of our retail operations and exited the retail business entirely. Accordingly, during 2009, we had two business segments:  quarry and manufacturing. The quarry division sells granite blocks to the manufacturing division and to outside manufacturers, as well as to customers outside North America. The manufacturing division's principal product is granite memorials and mausoleums used primarily in cemeteries, although it also manufactures some specialized granite products for industrial applications. The retail division primarily sold granite memorials directly to consumers.

In 2009, revenue from our quarry division was $22 million, down 24% from $29 million in 2008, however divisional operating income increased to $2.8 million compared to $1.2 million in 2008.  The increase in divisional operating income is solely due to the effect of the $3.9 million inventory write-down taken in the fourth quarter of 2008 in our export quarries of Bethel, Salisbury and Gardenia. Excluding the effect of the inventory write-down, quarry divisional income in 2008 would have been $5.1 million, and 2009 would have had a 45% decrease in divisional income from the prior year.

During 2009, demand for our granites in export markets continued to be strong but domestic demand for our Barre Gray granite continued to decline slowly. Unfortunately, we experienced production problems related to the quality of the granite deposits we are currently working in our Bethel and Gardenia quarries, which had a negative impact on the Quarry Division's 2009 results on both net revenue and gross profit. The shortage of saleable blocks in these quarries also negatively impacted sales of our Salisbury Pink granite. We are continuing to work through the granite deposits and are engaged in additional quarry development work in each of those quarries to increase the amount of saleable blocks from each quarry. The following is a brief analysis of each of the individual quarries.

  The Barre Gray quarry saw a decline in sales of 14% or $1.3 million. This granite is mainly used for memorials and this percentage decrease is commensurate with the decrease in manufacturing sales. We believe much of the decrease in sales is due to the poor economy. However we also believe that imported granites, which generally are less expensive, are likely being substituted in the lower end of the memorials market and the color choices among granites in the memorial markets has reduced the share of gray granite as a percentage of the market.
  The Bethel quarry had a very difficult year. We experienced production problems in the third quarter of the year, which persisted through the end of the 4th quarter of 2009. Due to the lack of enough saleable blocks, sales suffered greatly. Net sales in this quarry decreased 46% from 2008 levels. However, due to many cost-cutting measures, the gross profit margin was comparable with 2008 levels (excluding the 2008 inventory write-down). We continue to work at developing new areas of the quarry to ensure that future production will satisfy customer demand. Bethel White is very popular for building purposes and demand for this granite is still strong with our international customers.
  The Salisbury Pink quarry in North Carolina experienced an 18% decline in net sales but maintained the same gross profit margin percentage (excluding the 2008 inventory write-down). We believe the demand for this stone is linked closely to the availability not only of this stone but all of our export blocks, especially Bethel and Gardenia White since our customer's inspectors generally visit all of our quarries in one visit. Accordingly, we believe the lack of available stone in those quarries contributed to the decrease in sales in Salisbury. This granite is also mainly used for building purposes and demand remains strong with our international customers.
  Our Gardenia and Rockwell White quarries had a difficult year. During the normal production process in 2009 we spent a considerable amount of time and money to convert this quarry from a deep-hole quarry to a drive-in quarry. In the long term this step will lead to increased quantities of saleable granite blocks produced annually and reduced costs of extraction, but in the short-term it resulted in reduced production and higher costs. We didn't have enough saleable stone to meet demand in 2009 and sales were down 25%, but we believe the quarry is in good position to increase production in 2010 and the demand for this stone remains very strong.
  The American Black quarry net revenue was down 26% from 2008 because of poor recovery rates. This is a difficult quarry to operate as it has the lowest recovery rate of all our quarries. However, we can sell all the saleable blocks we produce since the stone is very popular with our customers. This is a full drive-in quarry and we continue to work on the production and recovery issues.
  Net sales from our Canadian quarries increased by 5% over 2008 as a result of the purchase of the Polycor Quarry in April 2009.

  On June 30, 2009, the Company agreed to sell its one-third ownership interest in VIKA to the remaining VIKA shareholder for $170,583 payable in four equal installments of $42,646 due from July to October 2009. All payments were collected by the end of the year.  In conjunction with this sale, the Company entered into an exclusive distribution agreement with VIKA pursuant to which the Company has the exclusive worldwide right to sell and distribute all quarried products of VIKA including slabs and other finished products for a period of five years. Production is still poor as VIKA continues to develop the quarry.

We will continue to aggressively market our granite blocks in the U.S. and abroad and make productivity improvements to control costs and recovery rates.

The manufacturing division's 2009 net revenue decreased 12% to $23.9 million compared to $27.2 million in 2008 as a result of sales decreases in memorials, mausoleums and precision products. Gross margin decreased by 1% and SG&A decreased $450,000. The entire division was significantly affected by the continued downturn in the economy. However, our backlog at December 31, 2009 is up $300,000 from year-end 2008. We will continue to pursue a strategy of focusing on the mausoleum and large features market where our product is superior and margins are generally higher, as well as increasing our efforts to expand our wholesale distribution system to the cemetery, funeral home and traditional memorial retailers to grow our traditional monument business.

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

Revenue Recognition

Quarry Division

The granite we quarry is sold to outside customers and used by our manufacturing group. Our quarry division recognizes revenue from sales of granite blocks to outside customers when persuasive evidence of an arrangement exists, delivery has occurred or the services have been provided and accepted by the customer, fees are determinable and collectibility is reasonably assured.  We generally provide a 5% discount for domestic customers if payment is made within 30 days of purchase, except in the case of December terms described below. Sales to foreign customers are typically secured by a letter of credit.

At our Barre, Vermont quarries, we allow customers to purchase granite blocks and at their request we store the blocks for them. Many of our customers do not have adequate storage space at their facilities and want to ensure an adequate supply of blocks, especially when the Barre quarries are closed from mid-December through March because of weather. Our quarry division recognizes revenue in accordance with current accounting literature regarding revenue recognition. Blocks are sold when: the customer selects and identifies the block at the quarry site, requests the block be stored and they have significant business reasons to do so. At that time, the block is removed from our inventory, the customer's name is printed on the block, and title and risk of loss pass to the buyer. The customer is invoiced and normal payment terms apply, except in the case of December terms described below. Granite blocks owned by customers remain on our property for varying periods of time after title passes to the buyer. We retain a delivery obligation using our trucks. However, we consider the earnings process substantially complete because the cost of delivery service is inconsequential (less than 3%) in relation to the price. Further, under industry terms of trade, title passes and the payment obligation is established when the block is identified at the quarry.

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

Recoverability of the un-depreciated cost of property and equipment is measured by comparison of the carrying amount to estimated future undiscounted net cash flows the assets are expected to generate. Those cash flows include an estimated terminal value based on a hypothetical sale at the end of the assets' depreciation period. Estimating these cash flows and terminal values requires management to make judgments about the growth in demand for our products, sustainability of gross margins, and our ability to achieve economies of scale. If assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.

Valuation of deferred tax assets

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not some portion or all of the current and deferred tax assets will not be realized. The ultimate realization of current and deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. This assessment is made each reporting period. At the end of the second quarter of 2005, we adjusted our valuation allowance against the deferred tax assets to fully reserve for the entire net U.S. deferred tax asset.  At the end of each of the subsequent periods we reached a similar conclusion, therefore we have continued to fully reserve for the entire net U.S. deferred tax asset. We will continue to assess the valuation allowance on a regular basis and may reduce the valuation allowance when the Company has sufficient taxable income from its U.S. operations in the future.

Accounting for pensions and other post-employment benefits

We provide defined benefit pension and other post-employment benefit plans for certain employees. Accounting for these plans requires the use of actuarial assumptions including estimates on the expected long-term rate of return on assets, discount rates and, to a lesser extent, the rates of increase in compensation and health care costs (due to the small number of individuals receiving this benefit). The expected long-term rate of return has remained the same at 8% and reflects the average long-term rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. In 2009, we changed the discount rate used to determine our liability in the pension plans to 5.9% from 6.3%, the rate used at December 31, 2008. In both years this rate was determined based on a bond matching model which uses data on individual high-quality corporate bonds and the timing and amount of the future benefit payments in our plan to develop a weighted discount rate specific to our plan. On January 5, 2009, the Company's Board of Directors approved actions to proceed with amendments to its defined benefit pension plan by freezing membership and future benefits in the plan. This action was effective as of March 31, 2009. In order to make informed assumptions, we rely on outside actuarial experts as well as public market data and general economic information. Any changes in one or more of these assumptions may materially affect certain amounts reported on our balance sheet. In particular, a decrease in the expected long-term rate of return on plan assets or a decrease in discount rate could result in an increase in our pension liability and a charge to equity as well as increases in pension expenses over time.

Inventory

Inventories are valued at the lower of cost or market. Cost is determined using the specific annual average cost method for the quarry segment and the specific cost method for the manufacturing segment. Inventory is reviewed regularly for excess inventory based on a forecast of product demand. Inventories that are in excess of expected future demand are written down to their estimated value based upon projected demand. Demand for our products can be forecasted based on historical experience, current orders, age of the inventory and discussions with customers. Although management makes every effort to ensure the reasonableness of its forecasts of future product demand, any significant unanticipated changes in demand could have an impact on the level of excess material in our inventories and operating results could be affected accordingly.

Results of Operations

The following table sets forth certain historical statement of operations data as a percentage of net revenues with the exception of quarry and manufacturing cost of goods sold, gross profit and selling, general and administrative expenses, which are shown as a percentage of their respective divisions' net revenues.

	YEAR ENDED DECEMBER 31,
STATEMENT OF OPERATIONS DATA:	2009		2008
Net revenues:
Quarry	47.6%		51.3%
Manufacturing	52.4%		48.7%
Total net revenues	100.0%		100.0%

Cost of goods sold:
Quarry	76.9%		74.4%
Quarry inventory write-down	-		13.7%
Manufacturing	73.7%		72.5%
Total cost of goods sold	75.2%		80.5%

Gross profit:
Quarry	23.1%		11.9%
Manufacturing	26.3%		27.5%
Total gross profit	24.8%		19.5%

Selling, general and administrative expenses:
Quarry	10.3%		7.9%
Manufacturing	16.5%		16.1%
Corporate overhead	6.7%		6.5%
Impairment of long lived asset	-		2.4%
Effect of pension curtailment	0.2%		-
Foreign exchange loss	0.3%		-
Other income, net	(0.9%	)	(0.8%	)
Total SG&A expenses	19.9%		20.0%

Income (loss) from continuing operations	4.9%		(0.5%	)
Interest expense	2.5%		2.4%

Income (loss) from continuing operations before income taxes	2.4%		(2.9%	)
Provision for income taxes	0.6%		0.7%
Income (loss) from continuing operations	1.8%		(3.6%	)
Discontinued operations	-		(0.3%	)
Net income (loss)	1.8%		(3.9%	)

Year Ended December 31, 2009 Compared To Year Ended December 31, 2008

On a consolidated basis for all segments for the year ended December 31, 2009 compared to the year ended December 31, 2008, revenue decreased 19%, gross profit decreased 24% (excluding the 2008 inventory write-down of $3.9 million) and total selling, general and administrative ("SG&A") expenses decreased 19% for reasons discussed in detail in the segment analysis below.

Quarry Segment Analysis

Revenues in our quarry operations for the year ended December 31, 2009 decreased 24% to $21.7 million, compared to $28.7 million in 2008. See the discussion in this Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations - "General" for a detailed discussion of each quarry.

Gross profit decreased 32% or $2.3 million (excluding the 2008 inventory write-down of $3.9 million). The decreased sales also drove our gross margin down 2.5 percentage points to 23.1%.

SG&A expenses in our quarry segment for 2009 of $2.2 million were down slightly, by $24,000, from 2008.

Manufacturing Segment Analysis

The manufacturing division's 2009 net revenue decreased by 12% to $23.9 million compared to $27.2 million in 2008. Mausoleum and memorial sales decreased by about $2 million and sales of industrial products decreased by $1.3 million in 2009 compared to 2008. These decreases are a direct result of the poor economy and to a lesser extent the decrease in the average foreign exchange rate from 2008 to 2009. At December 31, 2009 the manufacturing backlog is $300,000 greater than at December 31, 2008 and customer deposits on mausoleums or large civic monuments are $320,000 higher than the prior year.

Gross profit dollars from the manufacturing group decreased 16% or $1.2 million and gross profit as a percentage of revenue decreased 1.2 percentage points for the year ended December 31, 2009 compared to 2008. The decrease in gross profit margin is primarily due to the decreased sales of higher margin mausoleums and industrial products.

SG&A expenses for the manufacturing group were down $450,000 or 10% from the prior year primarily as a result of decreased bad debt expense, commissions and incentive accruals and partially due to the decrease in the foreign exchange rate.

Consolidated Items

Unallocated corporate overhead decreased 16%, or $594,000 from the prior year. The majority of this decrease can be attributed to decreased salary and benefit costs, professional service fees and office expenses due to decreased staff.

Due to the consolidation of our corporate headquarters in the manufacturing plant's existing offices in 2008, the Company had a change in the use of its corporate headquarters building located at 772 Graniteville Road, which we concluded to be an event that triggered an impairment analysis. We determined that the forecasted undiscounted cash flows related to the building and land was less than its carrying value. As a result, in 2008 we recorded an impairment charge of $1,348,000 to reduce the carrying value of the building and land to its estimated fair value. The estimated fair value was based on a discounted cash flow analysis and included consultation with an outside professional real estate appraiser.  No assurance can be given that the underlying estimates and assumptions utilized in our determination of an asset's new carrying value will materialize as anticipated.  As of  April 4, 2009, management had made the decision to sell this building and it has been classified as an asset held for sale since then.

Foreign exchange losses in 2009 were $131,000 compared to a gain in 2008 of $27,000 resulting from the effect of the fluctuating value of the US dollar compared to the Canadian dollar on transactions that are originated in US dollars in our Canadian operations.

Total interest expense was approximately $1.2 million in 2009 as compared to $1.4 million in 2008. Total interest expense decreased only $200,000 even though we've decreased debt $7.5 million during the year as a result of the increase in our borrowing rates instituted by our lenders as of March 31, 2009.

The income tax expense for 2009 was $280,000 compared with $395,000 for 2008. The tax expense in 2009 is made up of taxes at our Canadian subsidiary plus the accrual of the 5% Canadian withholding tax on a $4 million expected dividend plus the U.S. federal and state taxes on that dividend. Under the rules of the Housing Assistance Tax Act of 2008, the Company has elected to forgo bonus depreciation and claim accelerated AMT credit carryforward from tax years beginning before 2006. The Company elected for 2008 and 2009 to benefit from the monetization of AMT credits and included in the 2009 US provision is $302,000 of tax benefit. The tax expense in 2008 reflects taxes at our Canadian subsidiary.

We had a loss from the discontinued retail operations of $142,000 in 2008. The 2008 loss is made up of $119,000 of operating losses and $23,000 of allocated interest.

Liquidity and Capital Resources

In light of the current economic situation, we evaluated our future liquidity needs, both from a short-term and long-term (i.e. more than one year) basis. We believe cash on hand plus cash generated from operations along with cash available under credit lines will be sufficient in 2010 to service debt, finance capital expenditures, fund operations and fund the pension plan. To provide for long-term liquidity, we believe we can generate substantial positive cash flow, as well as obtain additional capital, if necessary, from the use of subordinated debt or equity. In the event that our current capital resources are not sufficient to fund requirements, we believe our access to additional capital resources would be sufficient to meet our needs, although the financing terms available could be significantly different than our current terms.

Historically, we have met our short-term liquidity requirements primarily from cash generated by operating activities and periodic borrowings under the commercial credit facilities described below. Our credit facility with our Lenders was renewed on October 27, 2007 for a term of five years.

In January 2008, we received $7.6 million in net proceeds from the sale of the retail division. We applied $4.5 million of these proceeds to the long-term debt and $3.1 million to the revolving credit facility. During 2009 we generated $10.5 million in cash from operations and applied $7.2 million to the revolving credit facility and $261,000 to long-term debt.

Due to the significant worldwide decline that began in 2008 in equity prices and the value of other financial investments, the fair value of the assets held by our defined benefit pension plan decreased by $5.4 million in 2008. While the asset values have recovered by approximately $3 million in 2009, the plan is still under-funded by $4.8 million as of December 31, 2009. We have historically contributed between $750,000 and $1.0 million per year to the plan. We contributed $1.0 million for 2009 and expect to contribute approximately the same amount in 2010. We will continue the process of funding the unfunded liability which, we believe, we will be able to fund either from cash from operations or borrowing under our credit facilities. See Item 1A, Risk Factors and note 8 of the Notes to Consolidated Financial Statements.

Our primary need for capital will be to maintain and improve our quarrying and manufacturing facilities. We have approximately $2 million budgeted for capital expenditures in 2010.

Cash Flow

At December 31, 2009, we had cash and cash equivalents of approximately $1.7 million and working capital of approximately $21 million, compared to approximately $888,000 million of cash and cash equivalents and working capital of approximately $21 million at December 31, 2008.

Cash from Operations. Net cash provided by operating activities was $10.5 million in 2009 compared to $2.3 million in 2008. The $10.5 million is made up mainly of net income of $802,000, depreciation of $2.5 million, a decrease in accounts receivable of $6.2 million and a decrease in inventory of $2.4 million offset by a decrease in payables and pension liabilities of $1.5 million. The $2.2 million net loss in 2008 is adjusted by the non-cash impairment charges of $5.3 million and depreciation of $2.4 million and offset by a large increase in accounts receivable along with decreases in accounts payable, customer deposits and pension liabilities.

Cash from Investing Activities. Cash flows used in investing activities were $2.5 million in 2009 compared to cash flows provided by investing activities of $4.9 million in 2008. In 2009 our capital spending was $1.7 million for property, plant and equipment (PP&E) and $1.1 million for a quarry in Stanstead, Quebec compared to $3.1 million for PP&E in 2008. In 2009 proceeds from sales of PP&E totaled $462,000 compared to $473,000 in 2008. In 2008, proceeds from the sale of the retail division totaled $7.7 million.

Cash from Financing Activities. Financing activities used $7.5 million in 2009 compared to $8.0 million in 2008. In 2009 our line of credit was reduced by $7.2 million and $261,000 was paid on our long-term debt. In 2008 our line of credit was reduced by $3.1 million and $5.0 million was paid on our long-term debt.

Credit Facility

We have a credit facility with the CIT Group/Business Credit and Chittenden Trust Company ("Lenders") that is scheduled to expire in October 2012 and is secured by substantially all assets of the Company located in the United States. The facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable, inventory and certain fixed assets. Amounts outstanding were $214,446 and $13,885,960 as of December 31, 2009 and $7,428,085 and $14,106,939 as of December 31, 2008, on the revolving credit facility and the term loan line of credit, respectively.  Unused availability under the revolving credit facility was $10,745,414 as of December 31, 2009.  The term loan line of credit is available to pay for the acquisition of quarries or manufacturers and items incidental to the acquisitions subject to various restrictions.  The weighted average interest rate was 5.3% and 4.7% on the revolving credit facility in 2009 and 2008, respectively. The credit facility loan agreement places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, make capital expenditures, repurchase stock and make investments or guarantees, without pre-approval by the Lenders.  The credit facility agreement also contains certain covenants for a Minimum Fixed Charge Coverage Ratio and a limit on the Total Liabilities to Net Worth Ratio of the Company.

Minimum Fixed Charge Coverage Ratio. The facility requires the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA), to the sum of income taxes paid, capital expenditures, interest and scheduled debt repayments be at least 1.10 for any trailing twelve-month period at the end of a quarter. As of December 31, 2009 we were in compliance with the Minimum Fixed Charge Coverage Ratio. Due to the non-cash impairment charges on the write-down of inventory and the corporate building in 2008 we were in violation of the covenant at December 31, 2008. We received a waiver of this covenant from the Lenders and amended the agreement effective March 31, 2009. As a result of the amendment the unused line fee went from .25% to .50% and the existing interest rate pricing grid was changed as follows:

	Revolving Credit Facility	Term Loan

Previous Rate Formula	Prime or Libor +2%	Prime + .25% or Libor +2.25%
Amended Rate Formula	Prime + 3% or Libor + 4%	Prime + 3.5% or Libor + 4.5%

Total Liabilities to Net Worth Ratio. Our credit facility also requires that the ratio of our total liabilities to net worth (the "Leverage Ratio") not exceed 2.0. The Leverage Ratio excludes from the calculation the change in tangible net worth directly resulting from the Company's compliance with accounting rules regarding unfunded retirement liabilities, up to $6.0 million. In relevant part, this rule required us to place on our books certain unrecognized and unfunded retirement liabilities as of December 31, 2006. As of December 31, 2009, we were in compliance with the Leverage Ratio covenant.

Interest Rates. We can elect the interest rate structure under the credit facility based on the prime rate or LIBOR for both the revolving credit facility and the term loan with a LIBOR floor of 2.0%.

The rates in effect as of December 31, 2009 were as follows:
	Amount Outstanding	Formula	Effective Rate

Revolving Credit Facility	$214,000	Prime + 3.0%	6.25%
Term Loan A	13.9 million	Prime + 3.5%	6.75%

Canadian Credit Facility

The Company's Canadian subsidiary has a line of credit agreement with the Royal Bank of Canada that is renewable annually in December. Under the terms of this agreement, a maximum of $2.5 million CDN may be advanced based on eligible accounts receivable, eligible inventory, and tangible fixed assets.  The line of credit bears interest at the Canadian prime rate plus 0.5%.

The Canadian subsidiary also has a non-revolving term loan which cannot exceed $4,000,000 CDN bearing interest at the Canadian prime rate plus 0.95%. Amortization of the loan is based on 72 months but the interest rate is negotiated yearly. There was nothing outstanding on either loan at December 31, 2009 or December 31, 2008. However, in the first quarter of 2010, Rock of Ages Canada borrowed $4 million on their term loan and paid a dividend of $4 million to Rock of Ages Corporation. The Company did this to take advantage of the historically high exchange rates, the difference in interest rates under its credit facilities with the Royal Bank of Canada and the CIT Group, and to take advantage of current income tax deductions in Canada.

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

Recent Accounting Pronouncements

In December 2008, the FASB issued an amendment to the Compensation topic regarding employer's disclosures about postretirement benefit plan assets. This guidance requires more detailed disclosures about plan assets of a defined benefit pension or other postretirement plan, including investment strategies; major categories of plan assets; concentrations of risk within plan assets; inputs and valuation techniques used to measure the fair value of plan assets; and the effect of fair-value measurements using significant unobservable inputs on changes in plan assets for the period. It is effective for fiscal years ending after December 15, 2009, with earlier application permitted. The adoption of this amended guidance did not have a material effect on our financial position or results of operations but did result in expanded financial statement disclosures (see note 8).

In May 2009, the FASB issued the Subsequent Events topic which establishes standards under which an entity shall recognize and disclose events that occur after a balance sheet date, but before the related financial statements are issued or are available to be issued. The guidance is effective for fiscal years and interim periods ending after June 15, 2009. The Company has evaluated and disclosed subsequent events through the date of this filing. See note 18 for a discussion of subsequent events.

In January 2010, the FASB issued accounting guidance to enhance fair value measurement disclosures by requiring the reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reason for the transfers. Furthermore, activity in Level 3 fair value measurements should separately provide information about purchases, sales, issues and settlements rather than providing that information as one net number. These new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the enhanced Level 3 disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company does not expect that application of this guidance will have a material impact on our financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required for this item is included in this Annual Report on Form 10-K on Pages 43 through 72, inclusive, and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have determined, that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company's financial position, results of operations and cash flows for the periods and dates presented.

Management's Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on these criteria, management has concluded that, as of December 31, 2009, the Company's internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting
24

There have been no changes in our internal controls over financial reporting that has occurred during our fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

As previously disclosed in its current report on Form 8-K filed with the Commission on February 22, 2010, at its regular meeting held on February 18, 2010, our Board of Directors set the date for the Company's Annual Meeting of Shareholders for Thursday, August 12, 2010 at 10:30 a.m., EDT. The meeting will be held at our Visitors Center located at 560 Graniteville Road, Graniteville, Vermont. The Board set the record date for the Annual Meeting of Stockholders for June 4, 2010. We decided to move the annual meeting about 60 days from the middle of June to August 12 so as to be able to publicly discuss our results through June 30, 2010 with our shareholders at the meeting.

Because the Annual Meeting will be delayed by more than 30 calendar days from the date of last year's Annual Meeting, the following revised dates apply to shareholder proposals:

Under the rules and regulations of the Securities and Exchange Commission, proposals of shareholders intended to be presented in the Company's proxy statement and forms of proxy for the Company's 2010 Annual Meeting of Shareholders must be received by the Company at its principal executive offices no later than March 1, 2010, and must otherwise satisfy the conditions established by the Securities and Exchange Commission to be considered for inclusion in the Company's proxy statement and proxy cards for that meeting.

Under our By-Laws, proposals of shareholders intended to be submitted for a formal vote (other than proposals to be included in the Company's proxy statement and forms of proxy) at the Company's 2010 Annual Meeting of Shareholders may be made only by a shareholder of record who has given notice of the proposal to the Secretary of the Company which is received at the Company's principal executive offices not later than May 14, 2010. The notice must contain certain information as specified in our By-Laws. Any such proposal received after May 14, 2010 will not be considered "timely" under the federal proxy rules for purposes of determining whether the proxies designated by the Company for such meeting may use discretionary authority to vote on such proposal.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information concerning our directors and executive officers is set forth below. Our executive officers serve for a term of one year (and until his or her successor is duly elected and qualified) at the discretion of the Board of Directors.

Our Articles of Incorporation provide that our Board of Directors shall be comprised of not less than three and not more than fifteen members. Our Board of Directors is currently comprised of seven directors.

Our Articles further provide that at the next annual shareholders' meeting, which has been set for August 12, 2010 (the "2010 Annual Meeting"), the initial Board of Directors will be divided into three classes (Classes I, II and III), each class consisting, as nearly as possible, of one-third of the total number of directors constituting the entire Board of Directors. At the 2010 Annual Meeting, the Class I directors will stand for election for a term that expires at the next annual shareholders meeting after such election; the Class II directors will stand for election for a term that expires at the second annual shareholders meeting after such election; and the Class III directors will stand for election for a term that expires at the third annual shareholders' meeting after such election. At each succeeding annual shareholders' meeting, successors to the class of directors whose term expires at that annual meeting will stand for election for three-year terms.

Unless otherwise indicated, none of the companies or organizations referred to below is a parent, subsidiary or affiliate of the Company.

NAMES OF DIRECTORS AND EXECUTIVE OFFICERS	AGE	POSITIONS WITH THE COMPANY
James L. Fox	58	Director
Paul H. Hutchins	54	Vice President/Administration
Richard C. Kimball	69	Director and Vice Chairman
Donald M. Labonte	48	Director, President and Chief Executive Officer
Laura A. Plude	52	Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
Pamela G. Sheiffer	63	Director
Kurt M. Swenson	65	Chairman of the Board of Directors
Charles M. Waite	77	Director
Frederick E. Webster Jr.	72	Director

James L. Fox has been a director of the Company since October 1997. Since January 2007, he has been President and Chief Executive Officer, and from October 2005 to December 2006, he was Executive Vice President and Chief Operating Officer of FundQuest, Inc., a global provider of turnkey, open architecture wealth management programs and services for financial institutions and advisors. From September 2003 to October 2005, he was Executive Vice President and Chief Financial Officer of The BISYS Group, Inc. He was President of Fund Services Division of The BISYS Group, Inc. from April 2003 to September 2003. From August 2001 to April 2003, he was President and Chief Executive Officer of govOne Solutions, L.P., an electronic government payment service. From June 2000 to August 2001, he was Vice President-Corporate Development and Chief Financial Officer of Gomez, Inc., a research and consulting firm specializing in Internet quality measurement. Prior to joining Gomez, Mr. Fox had been Vice Chairman of PFPC Inc., a division of the PNC Financial Services Group, Inc. from December 1999 to June 2000. Before joining PFPC, Inc., Mr. Fox had an eleven year career with the Investor Services Group of First Data Corporation, a provider of processing and mutual fund and retirement services for mutual fund complexes, banks, insurance companies and advisory firms, including serving as President and Chief Executive Officer (1999) and Chief Operating Officer (1997-1999). Mr. Fox has also been a director of Pegasus Solutions, Inc., a global provider of third-party marketing and reservation services to the travel industry, since June 2006. Mr. Fox's current term as a director of the Company expires at the Company's 2010 Annual Meeting.

Mr. Fox brings extensive executive management experience in both public and private companies, including knowledge and experience in managing financial and accounting matters and working with independent outside accounting firms in his capacity as Chief Financial Officer and Chief Executive Officer in a number of large companies.

Richard C. Kimball has been a director of the Company since 1986, and Vice Chairman since 1993. From 1993 to January 2001, he was Chief Operating Officer - Memorials Division of the Company and from January 2001 to December 2004, he was Chief Strategic and Marketing Officer. Prior to joining the Company, Mr. Kimball served as a director, principal and President of The Bigelow Company, Inc., a strategic planning and investment banking firm from 1972 until 1993. Mr. Kimball retired as an employee of the Company on December 31, 2004 and served as a consultant to the Company during 2005 and 2006. He returned to The Bigelow Company, Inc. in 2006, where he presently serves as a Senior Advisor. Mr. Kimball's current term as a director expires at the Company's 2010 Annual Meeting.

Mr. Kimball has extensive experience in investment banking and strategic consulting for many different businesses and provides the Board with valuable expertise and insight in evaluating the Company's strategic business development.  He is also a former executive officer of the Company and as such provides institutional and industry knowledge.

Paul H. Hutchins has been Vice President/Administration of the Company since October 2004.  From September 1993 to October 2004, he was Manager of Administration.  Mr. Hutchins has held numerous other positions during his 27 year career at Rock of Ages, including Director of Information Services (June 1989 - September 1993), Production Manager (Rock of Ages Canada, Inc., October 1987 - June 1989), Purchasing and Transportation Manager (June 1984 - October 1987) and Staff Engineer (December 1981 - June 1984).

Donald Labonte has been a director of the Company since 2008. He has been President and Chief Executive Officer since July 2008 and was Chief Operating Officer from February 2008 to June 2008.  He was President and Chief Operating Officer/Quarry Division from December 2007 to February 2008, and President and Chief Operating Officer/Manufacturing Division from August 2002 to February 2008.  Mr. Labonte has been President of Rock of Ages Canada, Inc., a wholly owned subsidiary of the Company, since 1999. From January 2002 to July 2002, he was Vice President of the Manufacturing Division of the Company. From 1998 to 1999, he was Vice President/General Manager of Rock of Ages Canada, Inc. From 1993 to 1998, Mr. Labonte was Director of Operations of Rock of Ages Canada, Inc. From 1980 to 1993, Mr. Labonte held various positions in the manufacturing plant at Rock of Ages Canada, Inc. Mr. Labonte's current term expires at the Company's 2010 Annual Meeting.

Mr. Labonte is one of the most experienced, knowledgeable and effective executives in the granite industry, and he provides unique and necessary perspective on the Company's current operations and strategic focus, as well as extensive industry knowledge.

Laura Plude has been Vice President and CFO of the Company since August 2007.  She served briefly as Vice President/Finance from July 2007 to August 2007.  Ms. Plude was Director of Finance of the Company from August 2004 to July 2007. She was a staff accountant at the Company from August 1999 to August 2004. Prior to joining the Company, Ms. Plude was a self-employed CPA.

Pamela G. Sheiffer has been a director of the Company since June 2004. Since 1997, she has been President of P. Joyce Associates, Inc., a consulting firm specializing in retail and apparel sectors, and providing services to the investment community. Prior to that, Ms. Sheiffer held various senior management positions in the retail and apparel industry including Senior Vice President of May Department Stores. She has been a director of New York & Company (NYSE: NWY), a specialty retailer of fashion oriented, moderately priced women's apparel, since August 2006, and a Trustee of the American Management Association since June 2007.

She is currently Vice Chairman of Learning Lenders, New York City's largest educational nonprofit with over 12,000 volunteers in New York City schools. Ms. Sheiffer's current term as a director expires at the Company's 2010 Annual Meeting.

Ms. Sheiffer has extensive executive management experience with companies engaged in the design and retail sales of products (included branded products) marketed primarily to women.  Since the large majority of granite memorials sold in North America are purchased by women, Ms. Sheiffer brings a unique and helpful perspective to the sales and marketing programs for our branded memorials.

Kurt M. Swenson has been Chairman of the Board of Directors of the Company since 1984. From 1984 to June 30, 2008 he was President and Chief Executive Officer of the Company. Prior to the Company's initial public offering in 1997, Mr. Swenson had been the Chief Executive Officer and a director of Swenson Granite Company, Inc. from 1974 to September of 1997. Mr. Swenson currently serves as non-executive Chairman of the Board of Swenson Granite Company, LLC, a Delaware limited liability company engaged in the granite curb and landscaping business. Swenson Granite Company, LLC may be deemed an affiliate of the Company. He is also a director of the National Building Granite Quarries Association, an industry association of United States-based dimension granite quarriers. Mr. Swenson's current term as a director expires at the Company's 2010 Annual Meeting.

Mr. Swenson has over 36 years of experience in the granite industry.  He provides extensive industry knowledge and contacts, and as a former executive officer, also provides institutional continuity and Company knowledge to the Board.

Charles M. Waite has been a director of the Company since 1985. Since 1989, Mr. Waite has been managing partner of Chowning Partners, a financial consulting firm that provides consulting services to New England companies. Mr. Waite's current term as a director expires at the Company's 2010 Annual Meeting.

Mr. Waite brings a strong sense of executive management and leadership to the Board.  He is a graduate of the Harvard Business School, and has extensive experience, as an executive running business operations as well as a consultant to numerous companies with both domestic and overseas operations.

Frederick E. Webster Jr., Ph.D. has been a director of the Company since October 1997. He was Professor of Management at the Amos Tuck School of Business Administration of Dartmouth College from 1965 until 2002, and is now the Charles Henry Jones Professor of Management Emeritus. He is also a management consultant and lecturer, and is the Jon Underwood Distinguished Research Fellow in Marketing at the Eller College of Management, University of Arizona. Mr. Webster's current term as a director expires at the Company's 2010 Annual Meeting.

Mr. Webster is nationally recognized as an expert in marketing. In addition to his academic accomplishment, he has served as a consultant to a wide number of companies.  Mr. Webster brings to the Board expertise in marketing branded products, managing channel conflicts, marketing through exclusive territories, pricing policy and implementing customer-driven initiatives.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires directors, certain officers and beneficial owners of more than 10% of our Common Stock to file reports of initial beneficial ownership and changes in beneficial ownership of our Class A Common Stock with the Securities and Exchange Commission. Based solely upon a review of reports filed pursuant to Section 16(a) of the Exchange Act and written representations by directors and such officers, the Company believes that during 2009 such persons made all required filings, except that Mr. Hutchins and Mrs. Plude filed on a timely basis a Form 5 (Annual Statement of Changes In Beneficial Ownership) reporting the grant on February 19, 2009 of 5,000 and 10,000 options, respectively, to purchase shares of Class A Common Stock. The grants should have been reported on Form 4, but such reports were not timely filed due to inadvertent clerical error.

AUDIT COMMITTEE

Rock of Ages has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are James L. Fox (Chairman), Richard C. Kimball and Frederick E. Webster Jr. The Board of Directors has determined that James L. Fox, Chairman of the Audit Committee is an audit committee financial expert as defined by Item 407(d)(5) of Regulation S-K of the Exchange Act, and is independent under Rule 10A-3(b)(1) under the Exchange Act and as independence is defined for audit committee members in the listing standards of The Nasdaq Stock Market, Inc.

BOARD LEADERSHIP STRUCTURE AND ROLE IN RISK OVERSIGHT

With the streamlining of our management structure after the sale of our retail division in 2007, and the retirement of Kurt M. Swenson, our former Chief Executive Officer ("CEO") in June 2008, our Board of Directors determined it would be in the best interests of the Company and its shareholders to separate the roles of Chairman and CEO. Accordingly, Mr. Swenson, who served as Chairman of the Board and CEO from 1984 until June 2008, now serves as the non-executive Chairman of the Board.

As Chairman, he organizes the Board's activities to enable it to effectively provide guidance to, and oversight and accountability of, our management. As directors continue to have more oversight responsibilities than ever before, we believe it is beneficial to have a non-executive Chairman whose sole job is to lead the Board, serve as a resource to the CEO, and advise the CEO as to the Board's needs, interests and opinions. The CEO's responsibility is to run the day to day operations of the Company. We believe having a non-executive Chairman is beneficial to the CEO and allows him to focus his entire energy on his numerous responsibilities running both our quarry and manufacturing operations. The Board of Directors continually evaluates our leadership structure and could in the future decide to combine the Chairman and CEO positions if it determines that doing so would serve the best interests of the Company.

Our Audit Committee is primarily responsible for overseeing our risk management processes on behalf of the full Board. The Audit Committee receives and reviews periodic reports from management, auditors, legal counsel and others, as considered appropriate regarding the Company's assessment of risks. In addition, the Audit Committee reports regularly to the full Board, which also considers our risk profile. The Audit Committee and the full Board focus on the most significant risks facing the Company and the Company's general risk management strategy. While the Board oversees the Company's risk management, management is responsible for day to day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing the Company.

CODE OF ETHICS

On October 20, 2008, the Board of Directors adopted a revised code of business ethics for directors, officers (including Rock of Ages' principal executive officer and principal financial and accounting officer) and employees. The revised code of business ethics is available on Rock of Ages' website at www.rockofages.com. Shareholders can also request a free copy by making such request in writing to Rock of Ages Corporation, PO Box 482, Barre, Vermont 05641, attn: Vice President of Administration. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, or principal accounting officer or controller by disclosing such information on our website in accordance with Item 5.05 of Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth compensation information concerning the compensation of our Chief Executive Officer and our other two most highly compensated executive officers who served in such capacities during the year ended December 31, 2009 (the "Named Executive Officers").

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (1)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Donald M. Labonte, President/CEO	2009 2008	$238,950 (2) $253,800 (2)	- $40,000 (3)	- -	- $7,947	$19,238 -	- -	$31,575 (4) $33,537 (5)	$289,763 $335,284
Paul H. Hutchins, Vice President Administration	2009 2008	$125,004 $125,004	- $10,000 (7)	- -	$3,350 $467	$9,375 -	- -	$5,608(6) $1,385(6)	$143,337 $136,856
Laura A. Plude, CFO Vice President Finance	2009 2008	$100,841 $100,008	- $10,000 (7)	- -	$6,700 $14,550	$7,563 -	- -	$4,678(6) $1,750 (6)	$119,782 $126,308

(1)	Incentive payments earned under the 2009 Annual Incentive Plan were accrued in 2009 but paid in 2010.

(2)

For 2009 and 2008, Mr. Labonte was paid an annual base salary of $270,000 CDN.  For the purposes of this table, to calculate his 2009 and 2008 annual base salary in U.S. dollars, we used a currency conversion rate of $.885 and $.94 U.S. to $1.00 CDN, respectively which represents the average of the exchange rates as of each month during fiscal 2009 and 2008, as published in the Wall Street Journal.

(3)

Discretionary bonus of $40,000 ($42,554 CDN) paid in 2009 for 2008 performance. To calculate the amounts paid in U.S. dollars, we used a currency conversion rate of $.94 U.S. to $1.00 CDN, which represents the average of the exchange rates as of the end of each month during fiscal 2008, as published in the Wall Street Journal.

28

(4)

Includes $19,470 ($22,000 CDN) paid by the Company to Mr. Labonte's self-directed retirement account under the Retirement Plan for Salaried Employees of Rock of Ages Canada, Inc. and $788 ($890 CDN) paid for a life insurance policy on Mr. Labonte's life, payable to his heirs. Rock of Ages Canada paid $11,317 ($12,787 CDN) into the supplemental retirement plan for Mr. Labonte for 2009. For the purposes of this table, to calculate the amounts paid in 2009 for Mr. Labonte's retirement arrangements, we used a currency conversion rate of $.885 USD to $1.00 CDN, which represents the average of the exchange rates as of each month during fiscal 2009, as published in the Wall Street Journal. See "Narrative to Summary Compensation Table" and "PENSION AND POST-RETIREMENT BENEFITS - Canadian Retirement Plans" at page 35 of this report.

(5)

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

(6)	For 2009 and 2008, respectively, amount represents Company match on 401(k) deferrals.

(7)	Discretionary bonus paid in 2009 for 2008 performance.

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

Base Salary

The Compensation Committee annually reviews the Chief Executive Officer's ("CEO") salary and the CEO's recommendations with regard to the base salaries of our other executive officers. The Compensation Committee did not increase the rate of base salaries for executive officers in 2009 and again decided that it would not increase base salaries for executive officers in 2010 except for the Chief Financial Officer who received a $10,000 increase.

Non-Equity Incentive Plans and Cash Bonuses

Our executive officers, including the Named Executive Officers, participated in the 2009 Annual Incentive Plan, which was adopted by the Compensation Committee and set forth corporate and divisional performance measures for each participating employee, as well as target award values.  Performance under the Incentive Plan is measured by the achievement of certain levels of earnings before interest and taxes ("EBIT"), net of incentive payments, cash flow from operations and return on assets.  The following named executive officer's incentive targets are set at the corporate level only. The target award values for 2009 for the named executive officers under the Incentive Plan as a percentage of base salary are set forth below:

	Target Award Values (% of Base Salary)
	Threshold	Target	Maximum
Donald M. Labonte, President and CEO	10%	15%	25%

Paul H. Hutchins, Vice President of Administration	10%	15%	25%

Laura A. Plude, CFO and Vice President of Finance	10%	15%	25%

The Compensation Committee may also pay discretionary bonuses to officers if, in the Compensation Committee's sole discretion, a participant has achieved corporate, divisional or personal goals worthy of reward.

The Compensation Committee did not award discretionary bonuses for 2009 performance to the Named Executive Officers.

Stock Options

Our 2005 Stock Plan was established to provide certain employees with an opportunity to share, along with our stockholders, in our long-term performance.  Historically, we have granted stock options which vest based upon continued employment, typically over a three to five year period. All options are granted with maximum terms that expire ten years after the date of grant (or upon earlier termination of the option holder's employment).  Typically, we have granted options to executive officers when they are first appointed.  In 2009, the Compensation Committee determined it would be appropriate to grant options to certain individuals, including the Named Executive Officers. See the information concerning option holdings among our Named Executive Officers at page 30 of this report under the caption "OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END."

Retirement Benefits

We maintain a defined benefit plan (the "DB Plan") for non-union employees who were vested in the DB Plan on March 31, 2009.   Due to the recent significant worldwide decline in equity prices and the value of other financial investments, the fair value of the assets held by the DB Plan decreased by $5.4 million in 2008.  As a result, the plan was significantly under-funded, and we decided to terminate participation in the DB Plan and the future accrual of benefits.  As an alternative to the DB Plan, we increased the Company match for our 401K plan to 4%.  We have entered into salary continuation agreements (the "SC Agreements") with certain individuals who are not Named Executive Officers.  We also have a deferred salary plan (the "DS Plan") for certain management and highly compensated employees.  At the present time, there are no current employees participating in the DS Plan.  Our CEO, who is a Canadian citizen, is not eligible to participate in these plans.  Accordingly, we provide retirement benefits to our CEO and our Canadian employees through separate retirement plans sponsored by Rock of Ages Canada, Inc, our Canadian subsidiary.  For further information on our retirement programs please see the information at page 30 of this report under the caption "PENSION AND POST-RETIREMENT BENEFITS."

Employment Agreements

The CEO is the only Named Executive Officer that currently has an employment agreement with the Company.  This agreement generally provides for the payment of base salary, severance, and change in control payments and is described in greater detail at page 32 of this report under the caption "EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS."

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
The following table sets forth information concerning options to purchase Class A Common Stock held by the Named Executive Officers at December 31, 2009.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Donald M. Labonte	15,000	-	-	$5.98	2/8/2012	-	-	-	-
	17,000	68,000	-	$2.63	8/7/2018	-	-	-	-
Paul H. Hutchins	15,000	-	-	$5.98	2/8/2012	-	-	-	-
	1,000	4,000	-	$2.63	8/7/2018	-	-	-	-
		5,000	-	$2.63	2/19/2019	-	-	-	-
Laura A. Plude	10,000	15,000	-	$5.93	8/14/2017	-	-	-	-
		10,000	-	$2.63	2/19/2019	-	-	-	-

Each of the options shown above vest over five years in equal 20% increments, and expire ten years after the date of grant.

OPTION EXERCISES AND STOCK VESTED

During 2009 none of the Named Executive Officers exercised any stock options or became vested in any restricted stock.

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

As of March 31, 2009 the DB Plan was amended by freezing membership and future benefits in the plan. The total annual retirement benefits payable upon normal retirement under the DB Plan for the Named Executive Officers will not change in the future except to be reduced for early retirements.

The Vice President of Administration and the CFO are the only named executive officers participating in the DB Plan. The VP of Administration has 27 years of service and the CFO has 9 years of service and their annual retirement benefits will be $66,500 and $14,600, respectively.  The current CEO, a Canadian citizen, is not eligible to participate in the DB Plan.

Salary Continuation Agreements

In addition to the DB Plan, we have salary continuation agreements ("SC Agreements") which provide for supplemental pension benefits to certain former officers of the Company.  No Named Executive Officers are covered by an SC Agreement.

Deferred Salary Plan

We established the Rock of Ages Key Employees Deferred Salary Plan (the "DS Plan") for certain management and highly compensated employees.  Participation in the DS Plan is limited to those employees designated by the Board of Directors in its sole discretion, and who satisfy the following criteria:  (1) the employee has attained the age of 55; (2) the employee is an executive officer; (3) the employee has completed a minimum of ten years of continuous service with the Company; and (4) the employee's annual base salary, fringe benefits and other non-cash compensation exceeds $200,000 (subject to adjustment each year to reflect the average percentage change in the base salaries of all officers of the Company).  No executive officers currently participate in the DS Plan.

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

Canadian Retirement Plans

Our Canadian subsidiary, Rock of Ages Canada, Inc. ("ROA Canada"), has a retirement plan for our Canadian employees, the Retirement Plan for Salaried Employees of Rock of Ages Canada, Inc. (the "Basic Canadian Retirement Plan") which is registered with the Province of Quebec and the Government of Canada. All salaried, non-union employees of ROA Canada are participants in the Basic Canadian Retirement Plan, including our President and CEO, Mr. Labonte. Pursuant to the Basic Canadian Retirement Plan, ROA Canada contributes 8% of a participant's monthly compensation each month to each participant's account. The investments in the account are self-directed by each participant with a range of investment options. ROA Canada may, in its discretion, make an additional contribution to a participant's account, up to a maximum aggregate amount of 13% of a participant's salary per year (including amounts previously contributed during the year). For 2009, Canadian law allowed a maximum contribution per individual to the Basic Canadian Retirement Plan of $22,000 CDN.

In 2009, we contributed $19,470 (the full $22,000 CDN allowable under Canadian law) and in 2008, we contributed $19,740 (the full $21,000 CDN allowable under Canadian law) to Mr. Labonte's self-directed retirement account under the Basic Canadian Retirement Account.  Effective in 2007 ROA Canada established a supplemental retirement plan for Mr. Labonte ("Canadian Supplemental Plan"). The Canadian Supplemental Plan is funded as a retirement compensation arrangement as defined in Article 248 of the Canadian Income Tax Act. The only participant in the Canadian Supplemental Retirement Plan is Mr. Labonte. Each year, ROA Canada may make a contribution to the Canadian Supplemental Plan equal to 13% of Mr. Labonte's base salary, less any amounts paid to the Basic Canadian Retirement Plan for Mr. Labonte.  We made contributions to the Canadian Supplemental Plan equal to $11,317 ($12,787 CDN) and $12,960 USD ($13,787 CDN) in 2009 and 2008, respectively. We may make additional contributions to the Canadian Supplemental Retirement Plan at our discretion. Normal retirement age under the Canadian Supplemental Plan is 65 years however the participant may elect early retirement at age 55, or may elect to postpone normal retirement to not later than age 71. Upon early, normal or postponed retirement, Mr. Labonte is entitled to a lump sum equal to the value of the contributions made to the Canadian Supplemental Plan, plus accrued earnings of the Plan, or he may elect to be paid in installments over 5 years from the retirement date.

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

NON-EMPLOYEE DIRECTOR Compensation

For the 2009 fiscal year, directors who are not also employees of the Company were paid annual directors' retainers of $30,000.  Audit Committee members were paid an additional annual retainer fee of $2,000 and members of other committees are paid additional annual retainers of $1,000 for each committee.  The non-executive Chairman receives an annual retainer that is at least $20,000 higher than the highest paid non-employee director, or such other fee as determined by the Compensation Committee or the full board (excluding the Chairman) in its sole discretion. Directors are also eligible for grants under the 2005 Stock Plan.  We reimburse our non-employee directors for travel and lodging expenses that they incur in connection with their attendance of directors' meetings and meetings of shareholders of the Company.

Actual Fiscal 2009 Non-Employee Director Compensation

The following table shows the compensation paid to our non-employee directors for the 2009 fiscal year:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
James L. Fox	32,500	-	-	-	-	-	32,500
Richard C. Kimball	32,500	-	-	-	-	-	32,500
Pamela G. Sheiffer	32,000	-	-	-	-	-	32,000
Kurt M. Swenson	50,000	-	-	-	-	-	50,000
Charles M. Waite	32,500	-	-	-	-	-	32,500
Frederick E. Webster, Jr.	32,000	-	-	-	-	-	32,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 20, 2010, certain information with respect to the beneficial ownership of our Common Stock by each (i) director, (ii) Named Executive Officer (iii) beneficial owner of more than 5% of either class of the outstanding Common Stock known to us, based on Securities and Exchange Commission filings and other available information and (iv) by all directors and executive officers of the Company as a group. This information is based upon information received from or on behalf of the individuals or entities named below, except as otherwise noted. The Class B Common Stock is convertible on a share-for-share basis into Class A Common Stock. The Class B Common Stock is entitled to ten votes per share and the Class A Common Stock is entitled to one vote per share. Beneficial ownership has been determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated in the footnotes below, we believe, based on the information furnished or otherwise available to us, the persons and entities named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws. Ownership percentages are based upon 4,812,342 shares of Class A Common Stock and 2,603,721 shares of Class B Common Stock outstanding as of March 22, 2010.

In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of such person, shares of Class A Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 20, 2009 were deemed to be outstanding. Such shares were not deemed to be outstanding, however, for the purpose of computing the percentage ownership of any other person.

	SHARES OF CLASS B COMMON STOCK BENEFICIALLY OWNED		SHARES OF CLASS A COMMON STOCK BENEFICIALLY OWNED
NAME AND ADDRESS OF BENEFICIAL OWNER (1)	NUMBER	PERCENT OF CLASS	NUMBER (2)	PERCENT OF CLASS (2)

North Star Investment Management Corp.(3) 20 North Wacker Drive, Suite 1416 Chicago, IL 60606	-	-	718,473	14.9%

Kuby Gottlieb Special Value Fund, LP(4) 20 North Wacker Drive, Suite1416 Chicago, IL 60606	-	-	423,986	8.8%

Dimensional Fund Advisors, Inc (5) 1299 Ocean Avenue Santa Monica, CA 90401	-	-	312,531	6.5%

Kurt M. Swenson (6) **	1,005,000	38.6%	1,135,000	19.5%
Kevin C. Swenson (7) Willougby Colby Rd. Warner, NH 03278	1,023,489	39.3%	1,023,489	17.5%
Robert Pope 46 Grand View Farm Road Barre, VT 05641-8335	144,875	5.3%	159,875	3.2%
Richard C. Kimball **	29,126	1.1%	72,126	1.5%
Charles M. Waite**	29,126	1.1%	45,000	*
James L. Fox**	-	-	5,000	*
Frederick E. Webster Jr.**	-	-	5,000	*
Donald Labonte (8)**	-	-	35,000	*
Pamela G. Sheiffer**	-	-	5,000	*
Paul H. Hutchins(9)**	-	-	29,200	*
Laura A. Plude (10) **	-	-	15,000	*
All directors and executive officers as a group (9 persons)	1,063,252	38.8%	1,346,326	22.9%

**  Named Executive Officer and/or Director
*    Less than 1%

(1)	The business address of each director and executive officer of the Company is c/o Rock of Ages Corporation, 560 Graniteville Road, Graniteville, Vermont 05654.

(2)

For each beneficial owner (and directors and executive officers as a group), (i) the number of shares of Class A Common Stock listed includes (or is comprised solely of) the number of Class A shares owned outright or under outstanding vested options and a number of shares equal to the number of shares of Class B Common Stock, if any, listed as beneficially owned by such beneficial owner(s) and (ii) the percentage of Class A Common Stock listed assumes the conversion on March 22, 2010 of all shares of Class B Common Stock, if any, listed as beneficially owned by such beneficial owner(s) into Class A Common Stock and also that no other shares of Class B Common Stock beneficially owned by others are so converted.

(3)	According to a Form 4 dated March 17, 2010, Northstar Investment Management Corp., in its capacity as an investment advisor or manager, may be deemed to be the beneficial owner of the listed shares.

33

(4)

According to a Schedule 13G dated January 8, 2009, Kuby Gottleib Special Value Fund, LP in its capacity as an investment advisor or manager, may be deemed to be the beneficial owner of the listed shares that are held of record by certain investment companies, trusts or other accounts it advises or manages.

(5)

 According to a Schedule 13G dated February 10, 2010, Dimensional Fund Advisors, Inc., in its capacity as an investment advisor or manager, may be deemed to be the beneficial owner of the listed shares that are held of record by certain investment companies, trusts or other accounts it advises or manages.

(6)

Kurt M. Swenson is the brother of Kevin C. Swenson. Includes 1,005,000 shares of Class B Common Stock and 130,000 shares of Class A Common Stock held by the Kurt M. Swenson Revocable Trust of 2000. Kurt M. Swenson, as the sole trustee of the Kurt M. Swenson Revocable Trust of 2000, beneficially owns such shares.

(7)	Kevin C. Swenson is the brother of Kurt M. Swenson.

(8)	Includes 32,000 shares of Class A Common Stock subject to currently exercisable stock options.

(9)	Includes 17,000 shares of Class A Common Stock subject to currently exercisable options.

(10)	Includes 12,000 shares of Class A Common Stock subject to currently exercisable options.
Equity Compensation Plan Information
The following table sets forth information regarding the Company's equity compensation plan as of December 31, 2009.
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	314,000	$4.08	330,833

Equity compensation plans not approved by security holders	None	None	None

Total	314,000	$4.08	330,833

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

Transactions with Related Persons, Promoters and Certain Control Persons

Transactions With Related Persons

In connection with and prior to its initial public offering in 1997, the Company effected a reorganization whereby, among other things, the Company's then parent corporation, Swenson Granite Company, Inc. ("Swenson Granite"), was merged with and into the Company, with the Company as the surviving corporation, and, immediately prior to such merger, Swenson Granite distributed its curb and landscaping business to its stockholders through a pro rata distribution of all of the member interests in a newly formed limited liability company named Swenson Granite Company LLC ("Swenson LLC"). Kurt M. Swenson, the Company's Chairman, and his brother Kevin C. Swenson, each own approximately 31% of Swenson Granite LLC. Certain other directors of the Company collectively own approximately 9% of Swenson LLC. Kurt M. Swenson serves as a non-officer Chairman of the Board of Swenson LLC, but has no involvement with its day-to-day operations. Robert Pope, a holder of more than 5% of the Class B Common Stock, is Swenson LLC's President and Chief Executive Officer, and including shares owned by his wife and children, owns approximately 12% of Swenson LLC. Neither Kurt M. Swenson nor any other officer or director of the Company, receives salary, bonus, expenses or other compensation from Swenson LLC, except for any pro rata share of earnings attributable to their ownership interest in Swenson LLC.

Swenson LLC owns two granite quarries: one in Concord, New Hampshire and another in Woodbury, Vermont. Both have been owned by Swenson LLC (or its predecessor Swenson Granite) for more than 40 years. Because of the proximity of the Woodbury quarry to Barre, Vermont, the Company provides, and may continue to provide, certain maintenance services and parts to the Woodbury quarry and is reimbursed for the cost of such services. During 2009, the Company received approximately $6,100 for such maintenance services and parts. Both the Company and Swenson LLC have the right to terminate these services at any time. The Company also purchases Concord blocks and other products from Swenson LLC at market prices. The Company's purchases of granite and other products provided by Swenson LLC in 2009 were approximately $73,000. Swenson LLC also purchases granite blocks and slabs and miscellaneous services from the Company. Such purchases amounted to approximately $53,000 in 2009. The Company believes these arrangements with Swenson LLC are not material and that they are on terms as favorable, or more favorable, to the Company than would be available from an unrelated party for comparable granite products. Both of Swenson LLC 's quarries produce gray granite primarily for curb and landscape use. Although Rock of Ages' gray granite from its Barre and Stanstead quarries is used primarily for memorial use, it may be in competition with Swenson LLC in some markets, including the supply of its gray granites for other than memorial use. Swenson LLC has supplied its Woodbury granite to manufacturers of government grave markers made for the Veterans' Administration for many years and Rock of Ages has not been in the business of selling or manufacturing its gray granites for use in Veterans markers.

The determination to sell the retail operations in 2008 was reached after our Board engaged in a lengthy process of fully exploring strategic alternatives with the assistance of Covington Associates, LLC, a Boston-based investment banking firm selected by a special committee of non-employee directors and retained by the Company in 2006.  The sale to PKDM was recommended to the Board by this special committee following the solicitation of bids from interested parties, and Covington Associates delivered a favorable opinion to the Board with respect to the fairness to the Company, from a financial point of view, of the consideration to be received by the Company in the transaction.

In connection with the sale of our retail division to PKDM Holdings, Inc. in 2008, a corporation owned by Richard M. Urbach, the former President and Chief Operating Officer of the retail division, and James Barnes, the financial manager of the retail division, we entered into a five year supply agreement with PKDM and its operating subsidiary, North American Heritage Services, Inc. ("NAHS"), naming it as an authorized Rock of Ages retailer in the existing retail territories formerly serviced by its owned retail stores, and PKDM agreed to minimum annual memorial purchases from the Company of $3.5 million during each year of the five year term, excluding private mausoleums. PKDM's minimum purchase obligation under the Supply Agreement is subject to reduction if PKDM permanently closes or sells stores that were operated by them on the date of the original Supply Agreement. Pursuant to the Supply Agreement, the amount of such reduction is equal to the three year average annual purchases of closed or sold stores. Due to the closure or sale of a number of locations by PKDM during 2008, effective January 16, 2009 the parties agreed to revise the minimum purchase requirements to $1,780,000 for the year of the agreement ending on January 17, 2009 and to $1,210,000 for each of the remaining years of the initial term and any renewal term.

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

Director Independence

The Board of Directors has determined that each of our directors, other than Mr. Swenson and Mr. Labonte, is independent under the listing standards of The Nasdaq Stock Market, Inc.  Mr. Swenson serves as our Chairman, and until June 30, 2008, served as our CEO and Mr. Labonte currently serves as our CEO. Therefore, the Board of Directors determined that they are not independent under the listing standards of the Nasdaq Stock Market, Inc. In making its independence determinations, the Board of Directors reviewed transactions and relationships, if any, between the directors or any member of his or her immediate family and us or one or more of our subsidiaries or affiliates based on information provided by the directors, Company records and publicly available information.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid by Rock of Ages for the audit and other services provided by Grant Thornton LLP and its affiliates for fiscal 2009 and 2008. The Audit Committee considered all of these services rendered by Grant Thornton LLP and its affiliates to be compatible with the maintenance of Grant Thornton LLP's and its affiliates' independence.

The Audit Committee did not utilize the de minimis exception to the pre-approval requirements to approve any services provided by Grant Thornton LLP and its affiliates during fiscal 2009.
	2009	2008
Audit Fees (1)	$291,643	$410,950
Tax Fees (2)	78,260	81,830
All Other Fees	-	-
Total	$369,903	$492,780

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

2.1

Agreement and Plan of Merger dated October 21, 2009 by and between Rock of Ages Corporation (a Delaware corporation) and Rock of Ages Corporation (Vermont) (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2009).

3.1

Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2009).

3.2	By-laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on December 8, 2009).

3.3

Articles of Merger filed with the Vermont Secretary of State dated December 7, 2009 (incorporated herein by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2009).

3.4

Certificate of Merger filed with the Delaware Secretary of State dated December 7, 2009 (incorporated herein by reference to Exhibit 3.4 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2009).

4.1

Specimen Certificate representing the Class A Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company's Amendment No. 2 to Registration Statement on Form 8-A (Commission File No. 0-2964) filed with the Securities and Exchange Commission on December 15, 2009).

10.1*

First Amendment and Restatement of Rock of Ages Corporation Key Employees Deferred Salary Plan dated April 6, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 and filed with the Securities and Exchange Commission on April 2, 2007).

10.2*	Rock of Ages 2005 Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on June 23, 2005).

10.3*

Amendment to Salary Continuation Agreement of Kurt M. Swenson dated April 20, 2006 (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 and filed with the Securities and Exchange Commission on August 14, 2006).

37

10.4*

Retirement Agreement of Kurt M. Swenson dated April 28, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2008).

10.5*

Form of Salary Continuation Agreement (incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997).

10.6

Form of Collective Bargaining Agreement between Rock of Ages Corporation - Quarry Division and the United Steelworkers of America, AFL_CIO_CLC on behalf of Amalgamated Local #4 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 4, 2009 and filed with the Securities and Exchange Commission on August 14, 2009).

10.7

Form of Collective Bargaining Agreement between Rock of Ages Corporation - Manufacturing Division and the United Steelworkers of America, AFL_CIO_CLC on behalf of Amalgamated Local #4 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 4, 2009 and filed with the Securities and Exchange Commission on August 14, 2009).

10.8

Form of Collective Bargaining Agreement between Rock of Ages Corporation - Manufacturing Division and the Granite Cutter's Association  (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 4, 2009 and filed with the Securities and Exchange Commission on August 14, 2009).

10.9	Credit Facility dated as of October 26, 2009 between Royal Bank of Canada and Rock of Ages Canada, Inc.

10.10

Supply Agreement dated as of January 11, 2002 by and between Rock of Ages Corporation and Adams Granite Co., Inc. (incorporated herein by reference to exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and filed with the Securities and Exchange Commission on April 1, 2002).

10.11

Amendment to Supply Agreement dated as of January 1, 2004 by and between Rock of Ages Corporation and Adams Granite Co., Inc. (Incorporated by reference to Exhibit 10.2 to the Company's annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed with the Securities and Exchange Commission on April 2, 2007).

10.12

Amendment No. 2 to Supply Agreement dated as of January 16, 2007 by and between Rock of Ages Corporation and Adams Granite Co., Inc. (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed with the Securities and Exchange Commission on April 2, 2007)

10.13

Stock Purchase Agreement dated as of January 17, 2008 by and between PKDM Holdings, Inc. and Rock of Ages Corporation (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on January 23, 2008).

10.14

Termination Agreement and General Release dated January 17, 2008 by and between Richard M. Urbach and the Company (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and filed with the Securities and Exchange Commission on March 31, 2008).

10.15

Authorized Retailer Supply and License Agreement dated January 17, 2008 by and between the Company, PKDM Holdings, Inc., North American Heritage Services, Inc., Keith Monument Company, LLC, and Sioux Falls Monument Co., LLC (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and filed with the Securities and Exchange Commission on March 31, 2008). †

10.16

Amendment No. 1 to Supply Agreement dated as of January 16, 2009 (executed and delivered March 10, 2009) by and between Rock of Ages Corporation and PKDM Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2009).

10.17

Amended and Restated Financing Agreement  dated October 24, 2007 by and between The CIT Group/Business Credit, Inc. and Carolina Quarries, Inc., Pennsylvania Granite Corp., Keith Monument Company, LLC, Rock of Ages Memorials, Inc., Sioux Falls Monument Co., and the Company (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on October 25, 2007).

38

10.18

First Amendment to Amended and Restated Financing Agreement dated March 30, 2009 by and between The CIT Group/Business Credit, Inc. and Carolina Quarries, Inc., Pennsylvania Granite Corp., and the Company (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on March 31, 2009).

10.19

Letter from The CIT Group/Business Credit, Inc. to Carolina Quarries, Inc., Pennsylvania Granite Corp., Keith Monument Company, LLC, Rock of Ages Memorials, Inc., Sioux Falls Monument Co., and the Company consenting to sale of the Company's retail division (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and filed with the Securities and Exchange Commission on March 31, 2008).

10.20

Consent and Assumption Agreement dated December 7, 2009 by and among the Company, Rock of Ages Corporation (a Delaware corporation), The CIT Group/Business Credit, Inc. and Peoples United Bank (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2009).

10.21

Supplemental Retirement Plan for Donald Labonté dated as of January 1, 2007 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and filed with the Securities and Exchange Commission on March 31, 2008)

10.22

Employment Agreement of Donald M. Labonte dated as of July 1, 2008 (executed and delivered on August 26, 2008) (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on August 28, 2008)

10.23

Asset Purchase Agreement dated April 17, 2009 by and between Rock of Ages Canada, Inc., a wholly-owned subsidiary of the Company, and Carrieres Polycor, Inc., for the purchase of real and personal property comprising the Polycor Stanstead Quarry, located in Stanstead, Quebec (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ending April 4, 2009 and filed with the Securities and Exchange Commission on May 19, 2009). This exhibit is the original contract written in French.

10.24

English translation of the Asset Purchase Agreement dated April 17, 2009 by and between Rock of Ages Canada, Inc., a wholly-owned subsidiary of the Company, and Carrieres Polycor, Inc., for the purchase of real and personal property comprising the Polycor Stanstead Quarry, located in Stanstead, Quebec (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ending April 4, 2009 and filed with the Securities and Exchange Commission on May 19, 2009).

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

39

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2009 and 2008

(With Report of Independent Registered Public Accounting Firm Thereon)

40

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Rock of Ages Corporation:

We have audited the accompanying consolidated balance sheets of Rock of Ages Corporation (a Vermont Corporation) and subsidiaries (collectively, the "Company") as of December 31, 2009 and 2008 and the related statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the years then ended. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rock of Ages Corporation and subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Boston, Massachusetts
March 31, 2010

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2009 and 2008

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,712,760	$888,099
Trade receivables, less allowance for doubtful accounts of $324,446 in 2009 and $342,039 in 2008	7,241,144	13,314,324
Inventories	15,076,775	16,839,448
Income taxes receivable	429,281	135,682
Other current assets	1,191,124	1,425,065
Assets held for sale	758,501	477,274
Total current assets	26,409,585	33,079,892

Property, plant and equipment:
Granite reserves and development costs	17,636,252	16,300,376
Land	3,917,749	3,963,610
Buildings and improvements	11,215,557	10,950,292
Machinery and equipment	28,411,977	27,304,228
Furniture and fixtures	931,912	965,006
Construction-in-process	7,333	292,029
	62,120,780	59,775,541
Less accumulated depreciation, depletion and amortization	31,562,227	29,777,079
Net property, plant and equipment	30,558,553	29,998,462

Other assets:
Cash surrender value of life insurance policies	136,792	132,184
Identified intangible assets, net	476,144	570,954
Goodwill	387,156	387,156
Debt issuance costs, net	105,978	143,381
Deferred tax asset	39,534	-
Other long-term assets	338,303	130,833
Total other assets	1,483,907	1,364,508

Total assets	$58,452,045	$64,442,862

See accompanying notes to consolidated financial statements.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2009 and 2008

	2009	2008
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under line of credit	$214,446	$7,428,085
Current maturities of long-term debt	800,616	517,113
Trade payables	1,285,295	1,334,125
Accrued expenses	1,264,287	2,225,986
Salary continuation and other post-employment liabilities	690,654	567,274
Customer deposits	773,717	453,595
Current deferred tax liabilities	236,000	-
Total current liabilities	5,265,015	12,526,178

Long-term debt, net of current maturities	13,361,451	13,904,214
Salary continuation liabilities, net of current portion	5,386,090	5,381,913
Accrued pension cost	4,809,907	9,025,673
Accrued post-employment benefit cost	1,621,954	1,622,671
Other liabilities	1,503,701	1,523,338
Deferred tax liabilities	-	27,421
Total liabilities	31,948,118	44,011,408

Commitments and contingencies (Note 4)

Stockholders' equity:
Preferred stock - No par value; 2,500,000 shares authorized; none issued	-	-
Common stock - Class A, No par value; 30,000,000 shares authorized; 4,812,342 shares issued and outstanding as of December 31, 2009 and 2008	48,124	48,124
Common Stock - Class B, No par value; 15,000,000 shares authorized; 2,603,721 shares issued and outstanding as of December 31, 2009 and 2008	26,037	26,037
Additional paid-in capital	65,750,600	65,688,524
Accumulated deficit	(34,745,545)	(35,547,869)
Accumulated other comprehensive loss	(4,575,289)	(9,783,362)
Total stockholders' equity	26,503,927	20,431,454

Total liabilities and stockholders' equity	$58,452,045	$64,442,862

See accompanying notes to consolidated financial statements.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2009 and 2008

	2009	2008
Net revenues:
Quarry	$21,682,316	$28,685,500
Manufacturing	23,838,831	27,183,365
Total net revenues	45,521,147	55,868,865

Cost of goods sold:
Quarry	16,670,187	21,332,267
Quarry inventory write-down	-	3,929,686
Manufacturing	17,571,473	19,715,534
Total cost of goods sold	34,241,660	44,977,487

Gross profit:
Quarry	5,012,129	3,423,547
Manufacturing	6,267,358	7,467,831
Total gross profit	11,279,487	10,891,378

Selling, general and administrative expenses:
Quarry	2,242,915	2,266,873
Manufacturing	3,933,555	4,382,813
Corporate overhead	3,042,110	3,635,699
Impairment of long-lived assets	-	1,348,253
Effect of pension curtailment	95,136	-
Foreign exchange loss (income)	131,161	(27,071)
Other income, net	(405,385)	(424,555)
Total selling, general and administrative expenses	9,039,492	11,182,012

Income (loss) from operations	2,239,995	(290,634)

Interest expense, net	1,157,808	1,367,564

Income (loss) from continuing operations before income taxes	1,082,187	(1,658,198)

Provision for income taxes	279,863	394,980

Income (loss) from continuing operations	802,324	(2,053,178)

Discontinued operations	-	(142,311)

Net income (loss)	$802,324	$(2,195,489)

Net income (loss) per share - basic and diluted:
Income (loss) from continuing operations	$0.11	$(0.28)
Discontinued operations	-	(0.02)
Net income (loss) per share	$0.11	$(0.30)
Weighted average number of common shares outstanding
Basic and diluted	7,416,063	7,416,063

See accompanying notes to consolidated financial statements.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
Years ended December 31, 2009 and 2008

	CLASS A COMMON STOCK	CLASS B COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS' EQUITY

Balance at December 31, 2007	$46,775	$27,386	$65,656,658	$(33,352,380)	$(1,907,703)	$30,470,736

Comprehensive loss:
Net loss	-	-	-	(2,195,489)	-	(2,195,489)
Cumulative translation adjustment	-	-	-	-	(2,020,538)	(2,020,538)
Net unrealized loss on securities available for sale	-	-	-	-	(94,600)	(94,600)
Pension liability adjustment, net	-	-	-	-	(5,760,521)	(5,760,521)
Total comprehensive loss						(10,071,148)
Stock compensation expense	-	-	31,866	-	-	31,866
Conversion of common stock	1,349	(1,349)	-	-	-	-

Balance at December 31, 2008	$48,124	$26,037	$65,688,524	$(35,547,869)	$(9,783,362)	$20,431,454

Comprehensive income (loss):
Net income	-	-	-	802,324	-	802,324
Cumulative translation adjustment	-	-	-	-	1,522,897	1,522,897
Net unrealized gain on securities available for sale	-	-	-	-	25,800	25,800
Pension liability adjustment, net	-	-	-	-	3,659,376	3,659,376
Total comprehensive income						6,010,397
Stock compensation expense	-	-	62,076	-	-	62,076
Balance at December 31, 2009	$48,124	$26,037	$65,750,600	$(34,745,545)	$(4,575,289)	$26,503,927

See accompanying notes to consolidated financial statements.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net income (loss)	$802,324	$(2,195,489)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of long-lived asset	-	1,348,253
Write-down of inventory	-	3,929,686
Other than temporary impairment on investment	-	93,640
Gain on sale of assets	(229,925)	(197,061)
Depreciation, depletion and amortization	2,497,502	2,399,793
Deferred taxes	164,686	(21,327)
Stock compensation expense	62,076	31,866
Cash surrender value of life insurance policies	(4,609)	54,271
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	6,243,419	(1,942,652)
Decrease (increase) in inventories	2,399,448	11,623
Decrease (increase) in other current assets	(59,658)	106,555
Decrease (increase) in other assets	(171,017)	(88,203)
Increase (decrease) in trade payables and accrued expenses	(1,073,763)	(657,309)
Increase (decrease) in customer deposits	320,123	(293,014)
Increase (decrease) in salary continuation, pension and post-employment liabilities	(445,185)	(497,180)
Increase (decrease) in other liabilities	(19,638)	200,865
Net cash provided by operating activities	10,485,783	2,284,317

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,778,841)	(3,088,531)
Purchase of intangible asset	-	(179,197)
Purchase of quarries	(1,136,943)	-
Proceeds from sale of assets	461,823	473,032
Proceeds from sale of retail division	-	7,716,604
Net cash (used in) provided by investing activities	(2,453,961)	4,921,908

Cash flows from financing activities:
Net repayments under line of credit	(7,213,639)	(3,070,301)
Principal payments on long-term debt	(260,819)	(4,923,910)
Debt issuance costs	-	(24,101)
Net cash used in financing activities	(7,474,458)	(8,018,312)

Effect of exchange rate changes on cash and cash equivalents	267,297	(260,326)

Net increase (decrease) in cash and cash equivalents	824,661	(1,072,413)

Cash and cash equivalents, beginning of year	888,099	1,960,512

Cash and cash equivalents, end of year	$1,712,760	$888,099

See accompanying notes to consolidated financial statements.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued

Years ended December 31, 2009 and 2008

	2009	2008
Supplemental cash flow information:
Cash paid during the year for:
Interest	$1,204,512	$1,405,359
Income taxes	392,675	550,772

Supplemental non-cash investing and financing activities:

The Company recorded an adjustment due to an increase in the funded status of the pension plans of $3,659,376 in 2009. In 2008, the Company recorded an adjustment due to a decrease in the funded status of the pension plans of $5,760,521.

See accompanying notes to consolidated financial statements.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2009 and 2008

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

The Company had approximately $1,699,000 and $873,000 of cash and cash equivalents in foreign banks at December 31, 2009 and 2008, respectively.

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

Depreciation expense amounted to $2,251,372 and $2,117,274 in 2009 and 2008, respectively.

Cost depletion and amortization of granite reserves and development costs are charged to operations based on cubic feet produced in relation to estimated reserves of the property. Cost depletion and amortization charged to operations amounted to $78,939 and $126,124 in 2009 and 2008, respectively.

(e)	GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Identified intangible assets (those intangible assets with definite estimated useful lives) are recorded at fair value at the date of acquisition and are amortized, using the straight-line method, over their estimated useful lives. Such intangible assets are reviewed for impairment as set forth in note 1 (l).

Goodwill is recorded when consideration paid for a business acquisition exceeds the fair value of the net tangible and identifiable intangible assets acquired. The Company tests goodwill for impairment annually and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Goodwill is tested for impairment using a two-step process. The first step is to determine if there is an impairment based on the estimated fair value of the Quarry reporting unit compared to its carrying value and the second step, if necessary, is to determine the amount of the impairment.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2009 and 2008

During the fourth quarter of 2009, based on a combination of factors, including the Company's market capitalization being less than consolidated shareholders' equity, the Company concluded that there were sufficient indicators to require the Company to perform an interim goodwill impairment analysis as of December 31, 2009. Accordingly, the Company performed a step 1 impairment assessment of its goodwill and determined that the estimated fair value of the Quarry reporting unit exceeded its carrying value. The estimated fair value of the reporting unit was determined using a discounted cash flow as the best evidence of fair value. There can be no assurance that goodwill will not become impaired in future periods.  The Company performs its annual impairment test in the first quarter.

(f)	DEBT ISSUANCE COSTS

The Company amortizes debt issuance costs using the straight-line method over the term of the related borrowing. Amortization expense was $37,404 and $36,543 in 2009 and 2008, respectively, and is reported with interest expense in the accompanying consolidated statements of operations.

(g)	FOREIGN CURRENCY TRANSLATION

The functional currency of the Company's Canadian subsidiary is the Canadian dollar. The Company translates the accounts of its foreign subsidiary in accordance with the accounting literature regarding foreign currency translation, under which all assets and liabilities are translated at the rate of exchange in effect at year-end. Revenue and expense accounts are translated using weighted average exchange rates in effect during the year. Gains or losses from foreign currency translation are included in accumulated other comprehensive loss, which is included in stockholders' equity in the accompanying consolidated financial statements. All realized and unrealized transaction gains and losses are separately reported in the statements of operations.

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

The Company follows the FASB guidance on accounting for uncertain tax positions formerly known as FIN 48. This guidance clarifies accounting for income taxes by prescribing the minimum threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have no unrecognized tax benefits or liabilities related to uncertain tax positions.

(i)	STOCK-BASED EMPLOYEE COMPENSATION

The Company accounts for share-based payments in accordance with the requirement that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(j)	PENSION AND OTHER POST-EMPLOYMENT PLANS

The Company maintains a defined benefit pension plan covering substantially all of its Vermont based non-union employees. The benefits are based on years of service and the employee's compensation. The Company's funding policy is to annually contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts, if any, as we may determine to be appropriate. In 2009, the Company approved a freeze of membership and benefits in this plan.

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

The Company accounts for long-lived assets in accordance with accounting guidance which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to estimated, undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value.

(m)	REVENUE RECOGNITION
Quarry

The granite we quarry is sold to outside customers and used by our manufacturing group. Our quarry division recognizes revenue from sales of granite blocks to outside customers when persuasive evidence of an arrangement exists, delivery has occurred or the services have been provided and accepted by the customer, fees are determinable and collectibility is reasonably assured. We generally provide a 5% discount for domestic customers if payment is made within 30 days of purchase, except in the case of December terms described below. Sales to foreign customers are typically secured by a letter of credit.

At our Barre, Vermont quarries, we allow customers to purchase granite blocks and, at their request, we store the blocks for them. Many of our customers do not have adequate storage space at their facilities and want to ensure an adequate supply of blocks, especially when the Barre quarries are closed from mid-December through mid-March because of weather. Blocks are sold when the customer selects and identifies the block at the quarry site, requests the block be stored and they have significant business reasons to do so. At that time, the block is removed from inventory, the customer's name is printed on the block, and title and risk of ownership passes to the buyer. The customer is invoiced and normal payment terms apply, except in the case of December terms described below. Granite blocks owned by customers remain on our property for varying periods of time after title passes. We retain a delivery obligation using our trucks. However, we consider the earnings process substantially complete because the cost of delivery service is inconsequential (less than 3%) in relation to the selling price. Further, under industry terms of trade, title passes and the payment obligation is established when the block is identified at the quarry.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2009 and 2008

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

Freight

Freight and handling fees charged to customers for shipping product are included in revenues and the related costs are classified in cost of sales.

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

	Foreign Currency Translation	Unfunded Pension Liability	Investment Available For Sale	Accumulated Other Comprehensive Loss
Balance at December 31, 2007	$3,525,745	$(5,467,848)	$34,400	$(1,907,703)
Other comprehensive loss	(2,020,538)	(5,760,521)	(94,600)	(7,875,659)
Balance at December 31, 2008	$1,505,207	$(11,228,369)	$(60,200)	$(9,783,362)
Other comprehensive income	1,522,897	3,659,376	25,800	5,208,073
Balance at December 31, 2009	$3,028,104	$(7,568,993)	$(34,400)	$(4,575,289)

Included in other comprehensive income/loss was a reclassification adjustment of $86,000 in 2008 for the investment available for sale. Included in other comprehensive income/loss was a reclassification adjustment of $482,000 and $345,000 in 2009 and 2008, respectively, for the unfunded pension liability.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(p)	INVESTMENTS

Through its wholly owned subsidiary, Max Mining, the Company had a 1/3-equity interest in VIKA, Ltd., a Ukrainian closed stock company that owns the rights to quarry stone known as "Galactic Blue" on certain property located in the Ukraine. As of December 31, 2007, the Company wrote-off its investment in VIKA and as of December 31, 2009 the Company sold its shares to the remaining stockholder for $170,583. In conjunction with this sale the Company entered into an exclusive distribution agreement with VIKA pursuant to which the Company has the exclusive worldwide right to sell and distribute all quarried products of VIKA including slabs and other finished products for five years.

The Company owns common stock of a public company, representing an equity interest of less than 20%, where we do not exercise significant influence over the operating and financial policies of the investee. This investment is accounted for as available for sale and is carried at fair market value with unrecognized gain or loss recorded in accumulated other comprehensive loss. As of December 31, 2008 the Company determined that the stock had experienced an impairment in value that was other than temporary and as a result the Company recorded a loss of $94,000.

(q)	ADVERTISING EXPENSES

Advertising costs are expensed as incurred, and amounted to $179,000 and $173,000 in 2009 and 2008, respectively.

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

The Company regularly evaluates legal obligations associated with the retirement of tangible long-lived assets that result from acquisition, construction, development or normal operation of a long-lived asset. Based on the most current analysis of such obligations, we determined the related liability to be insignificant.  Many of our permits to quarry, especially in Vermont and Canada, pre-date the current remediation regulations, therefore pre-date any retirement obligations related to these quarries.

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

The Company accounts for its financial assets and liabilities in accordance with current accounting guidance which establishes a framework for measuring fair value and expands disclosure requirements. It defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2009 and 2008

The valuation techniques are based on observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs have created the following fair value hierarchy:

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

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the short-term nature of these instruments. Investment securities are carried at fair value using level one inputs. The long-term and short-term debt instruments bear interest at variable rates, which at December 31, 2009 we estimated to be at market. At December 31, 2008 we estimated the interest rates to be below market. If this debt was at market rates we estimated the carrying value would be approximately $1.8 million more.

(v)	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2008, the FASB issued an amendment to the Compensation topic regarding employer's disclosures about postretirement benefit plan assets. This guidance requires more detailed disclosures about plan assets of a defined benefit pension or other postretirement plan, including investment strategies; major categories of plan assets; concentrations of risk within plan assets; inputs and valuation techniques used to measure the fair value of plan assets; and the effect of fair-value measurements using significant unobservable inputs on changes in plan assets for the period. It is effective for fiscal years ending after December 15, 2009, with earlier application permitted. The adoption of this amended guidance did not have a material effect on our financial position or results of operations but did result in expanded financial statement disclosures (see note 8).

In May 2009, the FASB issued the Subsequent Events topic which establishes standards under which an entity shall recognize and disclose events that occur after a balance sheet date, but before the related financial statements are issued or are available to be issued. The guidance is effective for fiscal years and interim periods ending after June 15, 2009. The Company has evaluated and disclosed subsequent events through the date of this filing. See note 18 for a discussion of subsequent events.

In January 2010, the FASB issued accounting guidance to enhance fair value measurement disclosures by requiring the reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reason for the transfers. Furthermore, activity in Level 3 fair value measurements should separately provide information about purchases, sales, issues and settlements rather than providing that information as one net number. These new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the enhanced Level 3 disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company does not expect that application of this guidance will have a material impact on our financial position or results of operations.

(2)	GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Goodwill and identified intangible assets consist of the following at December 31, 2009 and 2008:

	ESTIMATED USEFUL LIFE	2009	2008
Goodwill	Indefinite	$387,156	$387,156

Customer lists	5 -10 Years	$617,875	$617,875
Less accumulated amortization		(238,965)	(176,567)
		378,910	441,308

Covenants not to compete	5 Years	$342,123	$342,123
Less accumulated amortization		(244,889)	(212,477)
		97,234	129,646
Total other identified intangible assets		$476,144	$570,954
54

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Amortization expense was $129,787 and $119,854 in 2009 and 2008, respectively.

Estimated future amortization expense related to identified intangible assets is as follows:

Year Ending December 31

2010	$129,787
2011	129,787
2012	129,787
2013	36,531
2014	31,000
Thereafter	19,252

(3)	INVENTORIES

Inventories consist of the following at December 31, 2009 and 2008:

	2009	2008
Raw materials	$10,401,787	$11,610,189
Work-in-process	1,056,541	1,165,909
Finished goods and supplies	3,618,447	4,063,350
	$15,076,775	$16,839,448

The finished goods and supplies inventory includes $1,905,000 and $2,075,000 of retail display inventory as of December 31, 2009 and December 31, 2008, respectively, that is located at various retail locations and is consigned to PKDM Holdings Inc., ("PKDM") the owners of the Company's former retail division. PKDM is responsible for purchasing this inventory at the Company's book value as it is sold plus any inventory remaining after the tenth anniversary of the transaction (January 2018).

During the fourth quarter of 2008, the Company reevaluated the current quantities of second grade or "B" block inventory at its export quarries, Bethel, Salisbury and Gardenia.  Due to escalating freight costs, which can account for up to 50% of the selling price of blocks, as well as the continued downturn in the global economy, fewer customers were willing to purchase "B" blocks.   Based on these circumstances the Company estimated approximately $3.9 million of this inventory to be excessive as of December 31, 2008 and, accordingly, recorded the write-down during the fourth quarter of 2008.

(4)	COMMITMENTS AND CONTINGENCIES

Leases

The Company has several non-cancelable operating leases for land and vehicles. Rental expense for all operating leases was $201,516 and $204,142 in 2009 and 2008, respectively.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

Year Ending December 31,
2010	$198,425
2011	187,959
2012	181,448
2013	167,489
2014	130,477
Thereafter	134,392
$1,000,190

The Company also is the lessor of certain parcels of land and buildings. The leases expire at various times through 2028. Rental income was $128,234 and $148,228 in 2009 and 2008, respectively. Future minimum rentals to be received under non-cancelable leases are as follows:

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Year Ending December 31
2010	$123,617
2011	117,926
2012	97,904
2013	102,980
2014	41,146
Thereafter	520,253
$1,003,826
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

The Supply Agreement with Adams was amended over the years reducing the minimum order obligation to $1,200,000 for the final year ending January 10, 2010. The Company exceeded its minimum order obligation for the final year ending January 10, 2010 and no longer has an obligation to purchase monuments from Adams.

Litigation

The Company is party to legal proceedings that arise from time to time in the ordinary course of its business. While the outcome of these proceedings cannot be predicted with certainty, management based on its discussions with legal counsel, does not expect any of these matters to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Regulatory Matters

The U.S. Mine Safety and Health Administration (MSHA) issued citations in 2009 to one of our subsidiaries, Pennsylvania Granite, asserting various violations and assessed fines totaling approximately $280,000. The Company disagrees with the validity of these violations and how they are characterized. We are appealing these citations.  Based on experience of our legal counsel in settling similar assessments and available historical MSHA settlement data, we estimate our final exposure will be no greater than $125,000.

Other commitments

The Company has an employment agreement with its chief executive officer that includes a change in control provision providing for the lump-sum payment of an amount equal to one year's salary and certain other benefits in the event of a change in control of the Company.

(5)	CREDIT FACILITY

In October 2007, the Company entered into a credit facility (the "Facility") with its existing lenders, the CIT Group/Business Credit and Chittenden Trust Company ("Lenders") that is scheduled to expire in October 2012 and is secured by substantially all assets of the Company located in the United States. The Facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable, inventory and certain fixed assets less standby letters of credit. Amounts outstanding were $214,446 and $13,885,960 as of December 31, 2009 and $7,428,085 and $14,106,939 as of December 31, 2008, on the revolving credit facility and the term loan line of credit, respectively.  Availability under the revolving credit facility was $10,745,414 as of December 31, 2009. The term loan line of credit is available to pay for the acquisition of quarries or manufacturers and items incidental to the acquisitions subject to various restrictions. The weighted average interest rate was 5.3% and 4.7% on the revolving credit facility in 2009 and 2008, respectively. The Facility places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, make capital expenditures, repurchase stock and make investments or guarantees, without pre-approval by the Lenders.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Minimum Fixed Charge Coverage Ratio. The facility requires the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA), to the sum of income taxes paid, capital expenditures, interest and scheduled debt repayments be at least 1.10 for any trailing twelve-month period at the end of a quarter. As of December 31, 2009 we were in compliance with the Minimum Fixed Charge Coverage Ratio. Due to the non-cash impairment charges on the write-down of inventory and the corporate building in 2008 we were in violation of the covenant at December 31, 2008. We received a waiver of this covenant from the Lenders and amended the agreement effective March 31, 2009. As a result of the amendment the unused line fee went from .25% to .50% and the existing interest rate pricing grid was changed as follows:

	Revolving Credit Facility	Term Loan
Previous Rate Formula	Prime or Libor +2%	Prime + .25% or Libor +2.25%
Amended Rate Formula	Prime + 3% or Libor + 4%	Prime + 3.5% or Libor + 4.5%

Total Liabilities to Net Worth Ratio. The Facility also requires that the ratio of our total liabilities to net worth (the "Leverage Ratio") not exceed 2.0. The Leverage Ratio excludes from the calculation the change in tangible net worth directly resulting from the Company's compliance with accounting rules regarding unfunded retirement liabilities, up to $6 million. As of December 31, 2009, we were in compliance with the Leverage Ratio covenant.

Interest Rates. We can elect the interest rate structure under the credit facility based on the prime rate or LIBOR for both the revolving credit facility and the term loan with a LIBOR floor of 2.0%.

The rates in effect as of December 31, 2009 were as follows:

	Formula	Effective Rate
Revolving Credit Facility	Prime + 3.0%	6.25%
Term Loan	Prime + 3.5%	6.75%

The Company's Canadian subsidiary has a line of credit agreement with the Royal Bank of Canada that is renewable annually in December. Under the terms of this agreement, a maximum of $2.5 million CDN may be advanced based on eligible accounts receivable, eligible inventory, and tangible fixed assets.  The line of credit bears interest at the Canadian prime rate plus 0.5%.

The Canadian subsidiary also has a non-revolving term loan which cannot exceed $4,000,000 CDN bearing interest at the Canadian prime rate plus 0.95%. Amortization of the loan is based on 72 months but the interest rate is negotiated yearly. There was nothing outstanding on either loan at December 31, 2009 or December 31, 2008. See note 18 "Subsequent Events" for additional information.

(6)	LONG-TERM DEBT

Long-term debt at December 31, 2009 and 2008 consists of the following:

	2009	2008
Term loan - interest at 6.75% and 3.50% at December 31, 2009 and December 31, 2008, respectively (see note 5), due October 2012, secured by substantially all assets of the Company	$13,885,960	$14,106,939

Note payable - Former employee, interest at 8%, payable in monthly payments of $2,593, unsecured, due January 2021	227,146	239,546
Note payable - Vehicles, interest at 0.0%, monthly payments ranging from $330 to $800	48,961	74,842

Less current maturities	14,162,067	14,421,327
Long-term debt, net of current maturities	800,616	517,113
	$13,361,451	$13,904,214

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Scheduled maturities of long-term debt as of December 31, 2009 are as follows:

Year Ending December 31

2010	$42,115
2011	32,505
2012	13,904,026
2013	17,058
Thereafter	166,363
$14,162,067
(7) INCOME TAXES

Income (loss) from continuing operations before income taxes, classified by source, for the years ended December 31, 2009 and 2008 is as follows:
	2009	2008

U.S.	$(179,683)	$(3,026,508)
Foreign	1,261,870	1,368,310
Loss from continuing operations before income taxes	$1,082,187	$(1,658,198)

A summary of the significant components of the provision (benefit) for income taxes for the years ended December 31, 2009 and 2008 is as follows:
	2009	2008
Current:
Federal	$(303,385)	$-
State	-	-
Foreign	418,562	416,307
	115,177	416,307
Deferred:
Federal	59,000	-
State	-	-
Foreign	105,686	(21,327)
	164,686	(21,327)

Total provision for income taxes	$279,863	$394,980
There are no income taxes, current or deferred, included in either discontinued operations or other comprehensive income (loss) in 2009 and 2008.

A reconciliation of differences between the statutory U.S. federal income tax rate on the income (loss) from continuing operations before income taxes and the Company's effective tax rate follows:
	2009	2008
U.S. statutory rate	34.0%	(34.0%)
Change in valuation allowance	34.4%	588.8%
Loss on sale of retail division	-	(560.1%)
Canadian repatriation	21.8%	-
Monetization of AMT credits	(28.1%)	-
Other, including tax depletion	(36.2%)	29.1%
Effective tax rate	25.9%	23.8%

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2009 and 2008

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are presented below:
	2009	2008
Deferred tax assets:
Accrued pension, postretirement benefits and deferred compensation	$3,526,000	$5,008,000
Allowance for doubtful accounts	52,000	63,000
Accrued expenses	91,000	93,000
Inventories	1,108,000	1,236,000
Deferred revenue	-	8,000
Names and reputations	224,000	280,000
Alternative minimum tax credits	2,630,000	2,932,000
Foreign tax credits	2,097,000	2,097,000
Charitable contribution limitation	52,000	67,000
State net operating loss carryforward	3,229,000	3,528,000
Federal net operating loss carryforward	11,456,000	12,784,000
Property and equipment	327,534	-
Impairment charges	375,000	375,000
Accrued warranty	30,000	19,000
Cash surrender value	24,000	25,000
Total gross deferred tax assets	25,221,534	28,515,000
Less valuation allowance	(24,918,000)	(28,155,000)
Total net deferred tax asset	303,534	360,000

Deferred tax liabilities:
Quarry development	(238,000)	(268,000)
Other liabilities	(26,000)	(8,000)
Property and equipment	-	(111,421)
Foreign unremitted earnings	(236,000)	-
Total gross deferred tax liabilities	(500,000)	(387,421)

Net deferred tax liability	$(196,466)	$(27,421)

Deferred tax assets include significant alternative minimum tax credit carry-forwards, which have been fully reserved and may be carried forward indefinitely. Utilization of these alternative minimum tax credits is limited to future federal income tax in excess of the alternative minimum tax. Deferred tax assets also include federal and state net operating loss carry-forwards, which have been fully reserved due to uncertainties regarding sufficient future taxable income to utilize such carryforwards.

During 2005, based on taxable income and projections for future taxable income, the Company believed it was not more likely than not that it would generate the required taxable income to fully realize the benefit of the net U.S. deferred tax assets.  As such, we adjusted our valuation allowance against the deferred tax assets to fully reserve for the entire net U.S. deferred tax asset. Since 2005, we have continued to fully reserve for the entire net U.S. deferred tax asset. We continue to assess the valuation allowance on a regular basis and may reduce the valuation allowance if and/or when the Company has taxable income from its U.S. operations. Gross deferred tax assets decreased $3,293,466 during 2009. The valuation allowance decreased $3,237,000 in order to maintain our fully reserved position.

As of December 31, 2009, the Company has U.S. federal net operating loss carryforwards of approximately $57 million which will be available to offset future taxable income. If not used, these carryforwards will expire in 2024 through 2029. The use of our federal net operating loss carryforwards may be restricted if there is a change in control of the Company as defined by Internal Revenue Code Section 382.

Deferred taxes have, historically, not been provided on the undistributed earnings of the Company's wholly owned Canadian subsidiary since the Company can control the distribution of such earnings and has determined such earnings will be reinvested indefinitely. Additional taxes could be due if these earnings were distributed. In 2009, we determined that $4,000,000 of undistributed earnings would not be reinvested indefinitely as the subsidiary was most likely going to pay the parent a $4,000,000 dividend in 2010. Therefore the 5% Canadian withholding tax of $200,000 CDN and incremental U.S. taxes of $59,000 were accrued in 2009.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2009 and 2008

As permitted by the Housing Assistance Tax Act of 2008, the Company has elected to forgo bonus depreciation and claim accelerated AMT credit carryforward from tax years beginning before 2006. The Company elected for 2008 and 2009 to benefit from the monetization of AMT credits and included in the 2009 tax provision is $302,059 of related tax benefits.

The Company applies a "more likely than not" threshold to the recognition and derecognition of income tax positions. The Company recorded no unrecognized tax benefits or liabilities related to uncertain tax positions at December 31, 2009 and 2008. Interest would be recognized as interest income or expense and penalties would be included in selling, general and administrative expenses. We do not anticipate a material change in our tax positions within the next twelve months. The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2006 or Canadian tax authorities for years before 2004. However, even though the tax years are closed the tax attributes may remain open to adjustment.

(8)	PENSION AND OTHER BENEFIT PLANS

The Company sponsors a qualified defined benefit pension plan for eligible Vermont based non-union employees. The plan is noncontributory and provides benefits based upon a formula calculated by reference to length of service and final average earnings. On January 5, 2009, the Company's Board of Directors approved actions to proceed with amendments to its defined benefit pension plan by freezing membership and future benefits in the plan. This action was effective as of March 31, 2009.  As a replacement of this benefit management increased contributions to the existing 401(k) plan to 4%.

The Company has entered into nonqualified salary continuation agreements with certain officers and former executives. These agreements provide for supplemental pension benefits to be paid beginning at age 55 and continuing through the life of the retired employee and his surviving spouse.

The Company provides post-employment health care to executive officers who retire at age 55 or older and their spouses, and to a closed group of retirees selected by the Company. The form and type of benefit is the same coverage that is in effect for active employees, and the retiree pays his portion of the premium for such coverage.  Generally benefits cease at age 65. The Company also provides post-employment life insurance of $8,000 for all Vermont-based employees.

The following tables set forth actuarial information, plan asset data, funded status and amounts recognized in the balance sheet for the Company's defined benefit pension plan, salary continuation plan and other post-employment benefits. The Company uses a measurement date of December 31 for these plans.

	NON-UNION PENSION BENEFITS		SALARY CONTINUATION BENEFITS		OTHER POST-EMPLOYMENT BENEFITS
	2009	2008	2009	2008	2009	2008
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$25,103,124	$24,857,204	$5,413,160	$5,483,418	$1,747,905	$1,700,025
Service cost	65,417	315,204	-	-	4,964	6,111
Interest cost	1,501,114	1,508,876	335,917	322,457	105,268	108,103
Curtailment/assumption changes	(1,036,449)	-	-	-	-	-
Actuarial (gain)/ loss	(343,176)	(233,920)	367,975	60,740	65,050	86,200
Benefits paid	(1,425,464)	(1,344,240)	(541,851)	(453,455)	(151,885)	(152,534)
Benefit obligation at end of year	$23,864,566	$25,103,124	$5,575,201	$5,413,160	$1,771,302	$1,747,905

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$16,077,451	$21,188,923	$-	$-	$-	$-
Actual return on plan assets	3,423,223	(4,491,644)	-	-	-	-
Employer contribution	1,042,749	754,000	541,851	453,455	151,885	142,017
Expenses	(63,300)	(29,588)	-	-	-	-
Benefits paid	(1,425,464)	(1,344,240)	(541,851)	(453,455)	(151,885)	(142,017)
Fair value of plan assets at end of year	$19,054,659	$16,077,451	$-	$-	$-	$-

Funded status	$(4,809,907)	$(9,025,673)	$(5,575,201)	$(5,413,160)	$(1,771,302)	$(1,747,905)

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Amounts recognized in accumulated other comprehensive loss con.sist of:
Net actuarial loss	$6,125,599	$9,931,652	$1,650,273	$1,394,071	$346,048	$289,388
Prior service cost	-	126,848	-	-	292,307	326,696
Unrecognized transition obligation	-	-	-	-	19,789	24,737
Net amount recognized	$6,125,599	$10,058,500	$1,650,273	$1,394,071	$658,144	$640,821

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
Discount rate	6.00%	6.30%	5.91%	6.30%	5.91%	6.30%
Expected return on plan assets	8.00%	8.00%	N/A	N/A	N/A	N/A
Rate of compensation increase	N/A	3.00%	N/A	3.00%	N/A	N/A

In 2009, we decreased the discount rate used to determine our liability in the pension plan from 6.3% to 6.0%. In 2009, we also decreased the discount rate in the salary continuation and other post-employment benefit plans from 6.30% to 5.91%. In 2008, we kept the discount rate at 6.3% for all of the plans, the same discount rate used at December 31, 2007.  In both years the rate was based on a bond matching model which uses data on individual high-quality corporate bonds and the timing and amount of the future benefit payments in our plan to develop a weighted discount rate specific to our plan.

For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits was assumed to be 9.2% for 2010, 8.5% for 2011, 8% for 2012, 7.5% for 2013, 7% for 2014, 6.5% for 2015, 6% for 2016 and 5% for 2017 and thereafter. Assumed health care trends do not have a significant effect on the amounts reported for the health care plan. For example, a 1% increase in assumed trends would increase the benefit obligation $17,240 and the service and interest costs $1,297. A 1% decrease in assumed trends would decrease the benefit obligation $16,077 and the service and interest costs $1,206.

The following table sets forth the components of the net periodic benefit cost recognized in the statements of operations for the Company's defined benefit pension plan, salary continuation plan and other post-employment benefits for 2009 and 2008.

	NON-UNION		SALARY		OTHER POST-EMPLOYMENT
	PENSION BENEFITS		CONTINUATION BENEFITS		BENEFITS
	2009	2008	2009	2008	2009	2008

COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$65,417	$315,204	$-	$-	$4,964	$6,111
Interest cost	1,501,114	1,508,876	335,917	322,457	105,268	108,103
Expected return on plan assets	(1,224,515)	(1,681,796))	-	-	-	-
Amortization of prior service cost	31,712	140,523	-	-	34,389	26,749
Amortization of transition obligation	-	-	-	-	4,948	4,948
Recognized net actuarial loss	291,020	105,521	111,773	56,918	8,390	10,352
Recognition due to curtailment	95,136	-	-	-	-	-
Net periodic benefit cost	$759,884	$388,328	$447,690	$379,375	$157,959	$156,263

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC BENEFIT COST FOR YEARS ENDED DECEMBER 31:
Discount rate	6.30%	6.30%	6.30%	6.30%	6.30%	6.30%
Expected return on plan assets	8.00%	8.00%	N/A	N/A	N/A	N/A
Rate of compensation increase	3.00%	3.00%	N/A	N/A	N/A	N/A
..Amounts expected to be recognized in net periodic benefit costs in 2010	Non-Union Pension	Salary Continuation	Other Post-Employment
Service cost	$-	$-	$6,742
Interest cost	1,387,734	314,673	104,751
Expected return on plan assets	(1,515,519)	-	-
Net amortization	170,893	79,223	62,159
Total pension expense	$43,108	$393,896	$173,652
61

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Plan Assets

The Company's overall investment strategy is to achieve a long-term rate of return of 8.0%, with a wide diversification of asset types. The following table sets forth the actual asset allocation for the plan assets:

	2009	2008	Target Range

Equities	54%	48%	34% - 64%
Fixed income	45%	51%	25% - 45%
Cash equivalent	1%	1%	0 - 5%

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

The Company's plan assets were as follows at December 31, 2009:

ASSET CATEGORY	Level 1	Level 2	Level 3	Total	Percentage of Assets
Cash Equivalent:
Premier money market	$-	$36,570	$-	$36,570.19%
Fixed Income:
Premier short-duration bond	-	2,340,294	-	2,340,294	12.28%
Premier core bond	-	4,534,094	-	4,534,092	23.80%
Premier inflation-protected bond	-	1,804,727	-	1,804,727	9.47%
Equities:
Large-cap value	-	1,390,697	-	1,390,697	7.30%
Select fundamental value	-	1,464,448	-	1,464,448	7.69%
Growth of America	-	1,557,725	-	1,557,725	8.18%
Premier capital appreciation	-	1,659,109	-	1,659,109	8.71%
Mid-cap value	-	611,126	-	611,126	3.21%
Select mid-cap growth	-	663,112	-	663,112	3.48%
Select small company value	-	606,334	-	606,334	3.18%
Select small-cap growth	-	649,382	-	649,382	3.41%
Euro Pacific growth	-	1,737,041	-	1,737,041	9.10%
Total	-	19,054,659	-	19,054,659	100.00%

The assets used in our plan are Separate Investment Accounts that utilize unit values and not net asset values. Unit values are calculated based on observable net asset values of the underlying investment and are considered Level 2 inputs.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Contributions

The Company was required to make quarterly contributions to the pension plan totaling $390,332 for 2009. We also made a voluntary contribution of $750,000 in September 2009. We expect to contribute approximately the same amount in 2010.  In August 2006, the Pension Protection Act was signed into law. Among other things, the Act is aimed at strengthening pension plans by requiring most pension plans to become fully funded over a seven-year period. The Worker, Retiree and Employer Recovery Act of 2008 has provided modest relief from the market events in 2008 by decreasing short term contribution requirements. However, the Company is required to fully fund our pension plan by December 31, 2014.

Future Benefit Payments
Estimated future benefit payments are as follows:

Year Ending December 31,	NON-UNION PENSION BENEFITS	SALARY CONTINUATION BENEFITS	OTHER POST-EMPLOYMENT BENEFITS
2010	$1,471,334	$540,111	$157,903
2011	1,494,996	539,114	165,776
2012	1,517,288	537,940	164,588
2013	1,531,439	536,560	155,938
2014	1,539,392	534,954	144,917
2015-2019	8,486,499	1,967,984	613,459

UNION PENSION BENEFITS

The Company's Vermont based union employees are participants in the Steelworkers Pension Trust, a multi-employer plan. The Company contributes to the plan as required by the union contract. Contributions recognized in the accompanying consolidated statements of operations were $317,138 and $359,410 in 2009 and 2008, respectively.

OTHER SALARY CONTINUATION BENEFITS

In addition to the benefits available under its salary continuation plan disclosed above, the Company has an agreement with a certain former employee, who was a former stockholder of an acquired company that was bought in 1995.  The present value of the future payments under this agreement was $238,199 and $307,293 as of December 31, 2009 and 2008, respectively.  Total annual payments of $84,000 began in February 2008 and will continue through February 2012.

The Company also has a non-qualified, unfunded deferred compensation plan for the benefit of designated key employees whereby the employee may defer up to $100,000 of their annual compensation for future distribution. Interest at the rate of 12% per annum is credited on a monthly basis to each participants account. Payments commence upon retirement of the participant with various methods of distribution, including interest only or interest and principal over ten to twenty years. At December 31, 2009, there are three retired participants and the total liability is $1,503,700. No active employees participate in this plan.

The Company's Canadian subsidiary has a deferred compensation agreement with a former employee. The present value of the future payments under these agreements was $114,000 and $103,500 as of December 31, 2009 and 2008. Total annual payments of $14,350 are expected to continue through 2022.

401(k) BENEFITS

The Company maintains a 401(k) plan for all eligible, U.S. employees. Union employees are eligible to join on the first day of the quarter following their first full year of service. Non-union employees are eligible to join after six months of service. The Company makes matching contributions of up to 4% of the employee's salary. The Company's contributions to the 401(k) plan were $164,429 and $82,005 in 2009 and 2008, respectively.

The Company's Canadian subsidiary sponsors a retirement plan for all of its salaried, non-union employees and contributes 13% of each participant's compensation to this plan. The investments in the account are self-directed by each participant with a range of investment options. Rock of Ages Canada may, at its discretion, make an additional annual contribution to a participant's account, up to a maximum aggregate amount of $22,000 and $21,000 CDN per year in 2009 and 2008, respectively (including amounts previously contributed during the year). The Company's contributions to this plan were $168,785 CDN and $158,659 CDN in 2009 and 2008, respectively.

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2009 and 2008

CANADIAN SUPPLEMENTAL RETIREMENT PLAN

Effective in 2007, Rock of Ages Canada established a supplemental retirement plan for its President, who is also the chief executive officer of the Company, ("Canadian Supplemental Plan"). The Canadian Supplemental Plan is funded as a retirement compensation arrangement as defined in the Canadian Income Tax Act. Each year, Rock of Ages Canada may make a contribution to the Canadian Supplemental Plan equal to 13% of the President's base salary, less any amounts paid to the Basic Canadian Retirement Plan on his behalf.  We made contributions to the Canadian Supplemental Plan equal to $11,317 ($12,787 CDN) and $12,960 ($13,787 CDN) in 2009 and 2008, respectively.  We may make additional contributions to the Canadian Supplemental Retirement Plan at our discretion.

(9)	STOCK-BASED EMPLOYEE COMPENSATION

In June 2005, the stockholders approved the Rock of Ages Corporation 2005 Stock Plan (the "2005 Plan"). The 2005 Plan permits awards of stock options (including both incentive stock options and nonqualified stock options) and restricted stock. A maximum of 550,000 shares of Class A common stock may be issued under the 2005 Plan. The 2005 Plan is administered by the Compensation Committee of the Board of Directors, which has the authority to determine the recipients of awards under the 2005 Plan and, subject to the 2005 Plan, the terms and conditions of such awards. The 2005 Plan replaced the Rock of Ages Corporation 1994 Stock Plan (the "1994 Plan") which expired in November 2004. Although grants made under the 1994 Plan prior to its expiration remain outstanding, no further grants may be made under the 1994 Plan.

Options granted have a 10 year term and vest at 20% per year after the first year.

The following tables set forth stock option activity for the years ended December 31, 2009 and 2008 and information on outstanding and exercisable options at December 31, 2009:
	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding, December 31, 2007	196,000	$6.11

Granted	185,000	2.63
Exercised	-	-
Surrendered	(57,000)	6.45
Outstanding, December 31, 2008	324,000	$4.06

Granted	20,000	2.63
Exercised	-	-
Surrendered	(30,000)	2.91
Outstanding, December 31, 2009	314,000	$4.08

Exercisable, December 31, 2009	153,000	$5.29

Weighted average remaining contractual life	6.2 years

EXERCISE PRICE	NUMBER OF OPTIONS OUTSTANDING	WEIGHTED AVERAGE EXERCISE PRICE	REMAINING CONTRACTURAL LIFE	NUMBER OF OPTIONS EXERCISABLE NUMBER	WEIGHTED AVERAGE EXERCISE PRICE
$5.98	111,500	$5.98	2.1 Years	111,500	$5.98
$5.93	25,000	$5.93	7.6 Years	10,000	$5.93
$2.63	157,500	$2.63	8.6 Years	31,500	$2.63
$2.63	20,000	$2.63	9.2 Years	-
	314,000			153,000

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2009 and 2008

The fair value of each options grant is estimated on the date of the grant. The per share weighted average fair value of stock options granted during 2009 was $0.67 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 2.3%, dividend yield of 0.00%; expected volatility of 45.59% and an expected life of 6.5 years. The per share weighted average fair value of stock options granted during 2008 was $1.22 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 3.5%, dividend yield of 0.00%; expected volatility of 40.60% and an expected life of 6.5 years. The fair values of stock options awards are amortized on a straight line basis over the requisite service periods of the award, which are generally the vesting period reduced for actual forfeitures.

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

As of December 31, 2009, the total unrecognized compensation cost related to the stock options granted during 2009, 2008 and 2007 was $11,000 and $163,000, and $38,000, respectively which is expected to be amortized over the next 2.5 to 4.5 years.

During 2009 and 2008, the Company's average stock price was less than the average strike price of all vested options, therefore for options vesting during 2009 and 2008 there was no intrinsic value.

(10)	RELATED PARTY TRANSACTIONS

The Company is related through common ownership with several companies. Kurt M. Swenson, the Company's Chairman, and his brother Kevin C. Swenson, each own approximately 31% of Swenson Granite LLC ("Swenson LLC"). Certain other officers and directors of the Company collectively own approximately 9% of Swenson LLC. Kurt M. Swenson serves as a non-officer Chairman of the Board of Swenson LLC, but has no involvement with its day-to-day operations. Robert Pope, a holder of more than 5% of the Class B Common Stock of the Company, is the President and Chief Executive Officer of Swenson LLC, and including shares owned by his wife and children, owns 12% of Swenson LLC. Neither Kurt M. Swenson nor any other officer or director of the Company, receives salary, bonus, expenses or other compensation from Swenson LLC, except for any pro rata share of earnings attributable to their ownership interest therein. Swenson LLC owns two granite quarries, one in Concord, New Hampshire and another in Woodbury, Vermont. Both have been owned by Swenson LLC (or its predecessor Swenson Granite) for more than 40 years. Because of the proximity of the Woodbury quarry to Barre, Vermont, the Company provides certain maintenance services and parts to the Woodbury quarry and is reimbursed for the cost of such services. The Company also purchases blocks from the Swenson's Concord quarry and other products from Swenson LLC at market prices. Swenson LLC also purchases granite blocks and slabs and miscellaneous services from the Company.

VIKA, Ltd. ("VIKA"), a quarry company in which we had held a 1/3 equity interest since 2002, experienced continuing operational difficulties leading to reductions in both the production and sale of Galactic Blue granite blocks.  On June 30, 2009, the Company agreed to sell its one-third ownership interest in VIKA to the remaining VIKA shareholder for $170,583 payable in four equal installments of $42,646 due from July to October 2009. All payments were collected by the end of the year. In conjunction with this sale the Company entered into an exclusive distribution agreement with VIKA pursuant to which the Company has the exclusive worldwide right to sell and distribute all quarried products of VIKA including slabs and other finished products for a period of five years. The investment in VIKA was fully written-off in 2007.

The transactions with related parties, included in the consolidated statements of operations, are as follows for the years ended December 31, 2009 and 2008:
65

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2009 and 2008

	2009	2008
Sales of inventory, equipment and services to Swenson LLC	$58,906	$92,114

Purchases from Swenson LLC	$72,779	$44,525
Purchases from VIKA, Ltd.	553,299	406,527
Total purchases from related parties	$626,078	$451,052

              Amounts due from related parties as of December 31, 2009 and 2008 are as follows:

	2009	2008
Due from Swenson LLC	$9,444	$13,182
Due from VIKA, Ltd.	9,200	-
Total due from related parties	18,644	13,182

(11)	UNAUDITED QUARTERLY SUMMARY INFORMATION

The following is a summary of unaudited quarterly summary information for the years ended December 31, 2009 and 2008 (in thousands, except per share data):
	NET REVENUES	GROSS PROFIT	NET INCOME (LOSS)	NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED
2009 Quarters:
First	$5,938	$(121)	$(2,774)	$(0.37)
Second	14,424	4,177	1,433	0.19
Third	12,881	3,933	1,534	0.21
Fourth	12,278	3,290	609	0.08
Total	$45,521	$11,279	$802	$0.11

2008 Quarters:
First (3)	$8,390	$(133)	$(3,305)	$(0.45)
Second	14,326	3,773	727	0.10
Third	16,593	5,934	3,059	0.41
Fourth (1)(2)	16,560	1,317	(2,676)	(0.36)
Total	$55,869	$10,891	$(2,195)	$(0.30)

NOTE: The Company has historically experienced certain seasonal patterns, primarily due to weather conditions affecting operations in Vermont and Canada and the setting of memorials in cemeteries located in northern regions.

(1)

The Company consolidated its headquarters into the manufacturing plant's existing offices and therefore had a change in the use of its corporate headquarters building. Based on our analysis we determined that the carrying value of the building exceeded the net present value which indicated the building was impaired. We recognized an impairment charge on the asset of $1,348,000 to reduce the asset to the fair market value during the fourth quarter of the year ended December 31, 2008. See note 15.

(2)

The Company wrote down second grade or "B" block inventory in our Bethel, Salisbury and Gardenia quarries during the fourth quarter of 2008.  This impairment charge totaled $3,930,000 and is discussed further in note 15.

(3)	The loss from discontinued operations during the first quarter of 2008 totaled $142,000. See note 14.

(12)	COMMON STOCK

The Company has two classes of common stock outstanding, Class A and Class B. The shares of Class A common stock and Class B common stock differ with respect to voting rights and certain conversion rights, as described below:

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2009 and 2008

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

(13)	SEGMENT INFORMATION

The Company is organized based on the products and services it offers. The Company currently operates in two segments: quarry and manufacturing.

The quarry segment extracts granite from the ground and sells it to the manufacturing segment and to outside manufacturers, as well as to distributors in Europe and China.  There was one quarry customer that represented approximately 20.8% of accounts receivable at December 31, 2009 and two quarry customers that represented approximately 46.1% of accounts receivable at December 31, 2008.  These receivables were backed by irrevocable letters of credit. This same customer was also our largest customer in 2009 representing 8.3% of total revenue.  In 2008, these same two customers were also our largest customers and represented approximately 13.4% of total revenue.

The manufacturing segment's principal product is granite memorials and mausoleums used primarily in cemeteries and, to a lesser extent, specialized granite products for industrial applications.

The other segment includes unallocated corporate overhead.

Inter-segment revenues are accounted for as if the sales were to third parties.

The following tables present segment data as of or for the years ended December 31, 2009 and 2008 (in thousands):
2009	QUARRY	MANUFACTURING	OTHER	TOTAL
Total net revenues	$23,592	$26,570	$-	$50,162
Inter-segment net revenues	(1,910)	(2,731)	-	(4,641)
Net revenues	21,682	23,839	-	45,521

Total gross profit	5,524	5,755	-	11,279
Inter-segment gross profit	(512)	512	-	-

Gross profit	5,012	6,267	-	11,279

Selling, general and administrative expenses	2,243	3,933	3,042	9,218
Effect of pension curtailment	-	-	95	95
Foreign exchange loss	-	-	131	131
Other income, net	-	-	(405)	(405)

Income (loss) from operations	$2,769	$2,334	$(2,863)	$2,240

2008
Total net revenues	$31,685	$30,104	$-	$61,789
Inter-segment net revenues	(2,999)	(2,921)	-	(5,920)
Net revenues	28,686	27,183	-	55,869

Total gross profit	4,346	6,545	-	10,891
Inter-segment gross profit	(923)	923	-	-

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Gross profit	3,423	7,468	-	10,891

Selling, general and administrative expenses	2,267	4,383	3,636	10,286
Impairments	-	-	1,348	1,348
Foreign exchange income	-	-	(27)	(27)
Other income, net	-	-	(425)	(425)

Income (loss) from operations	$1,156	$3,085	$(4,532)	$(291)

Total Assets by Segment
	QUARRY	MANUFACTURING	OTHER	TOTAL
2009	$35,128	$18,549	$4,775	$58,452

2008	$39,657	$20,488	$4,298	$64,443
2009	QUARRY	MANUFACTURING	OTHER	TOTAL

Capital expenditures	$1,668	$108	$3	$1,779
Depreciation, depletion and amortization	1,273	1,071	153	2,498

2008
Capital expenditures	$1,062	$2,025	$2	$3,089
Depreciation, depletion and amortization	1,261	918	221	2,400

Net revenues by geographic area, attributed to countries based on where the product is shipped, for the years ended December 31, 2009 and 2008 are as follows (in thousands):
	2009	2008
Net revenues:
China	$7,006	$10,160
Italy	415	1,137
Other foreign countries (excluding Canada)	205	323
Total Foreign Revenue (excluding Canada)	7,626	11,620
United States and Canada	37,895	44,249
Total net revenues	$45,521	$55,869

Property, plant and equipment by geographic area as of December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Property, plant and equipment:
United States	$26,232	$27,144
Canada	4,327	2,854
Total property, plant and equipment	$30,559	$29,998

(14)	DISCONTINUED OPERATIONS

The sale of the retail division closed on January 17, 2008.  The results of operations for this division have been classified as discontinued.  The loss from operations for the retail division was approximately $142,000 for the year ended December 31, 2008, including allocated interest expense of $23,000.

Operating results of the retail division for the year ended December 31, 2008 were as follows (in thousands):

ROCK OF AGES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Net sales	$-
Cost of goods sold	-
Gross profit	-
Selling, general and administrative expenses	(119)
Income (loss) from operations	(119)
Interest allocated	(23)
Net loss	$(142)

(15)	IMPAIRMENT CHARGES

Due to the consolidation of our corporate headquarters with the manufacturing plant's existing offices in 2008, the Company had a change in the use of its corporate headquarters building located at 772 Graniteville Road, which we concluded to be a triggering event that required an impairment analysis. We determined that the forecasted undiscounted cash flows related to the building and land was less than its carrying value. As a result, we recorded an impairment charge of $1,348,000 to reduce the carrying value of the building and land to its estimated fair value. The estimated fair value was determined using a discounted cash flow analysis and included consultation with an outside professional real estate appraiser.  No assurance can be given that the underlying estimates and assumptions utilized in our determination of the new carrying value will materialize as anticipated.  During 2009, this building was listed for sale and continues to be actively marketed.

(16)	ASSETS HELD FOR SALE

The Company has decided to sell various unproductive assets including its former corporate headquarters building. These assets had a carrying value totaling $759,000 and $477,000 in 2009 and 2008, respectively, and have been classified as current assets held for sale. The estimated sales prices for the assets are expected to equal or exceed the carrying values therefore no impairments were recognized in 2009.

(17)	ASSET PURCHASE
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

(18)	SUBSEQUENT EVENTS

In the first quarter of 2010, Rock of Ages Canada borrowed $4 million CDN on its term loan and paid dividends totaling $4 million to Rock of Ages Corporation. The Company applied $1 million of this dividend to its term loan with CIT, $900,000 to the revolving line of credit and retained $1,900,000 for working capital purposes. We also paid $200,000 CDN in Canadian withholding tax. The Company took this action to take advantage of the historically high exchange rates, the difference in interest rates under its credit facilities with the Royal Bank of Canada and the CIT Group, and to take advantage of current income tax deductions in Canada.

ROCK OF AGES CORPORATION AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts and Reserves

Years ended December 31, 2009 and 2008

(In Thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E	COLUMN F
		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	DECREASE DUE TO DISPOSITIONS	CHARGED TO COSTS AND EXPENSES	DEDUCTIONS (1)	OTHER (2)	BALANCE AT END OF PERIOD
Allowances for doubtful accounts
2009	$342	$-	$93	$127	17	$324

2008	$260	$-	$163	$56	(25)	$342

(1) Deductions consist of accounts receivable written off as uncollectible.

(2) Effect of foreign exchange rate changes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCK OF AGES CORPORATION

By: /s/ Donald M. Labonte Donald M. Labonte President and Chief Executive Officer

Date: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 31, 2010.

SIGNATURE	TITLE

/s/Donald M. Labonte	President and Chief Executive Officer (Principal Executive Officer)
Donald M. Labonte

/s/ Laura A. Plude Laura A. Plude	Vice-President and Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/Kurt M. Swenson	Chairman of the Board of Directors
Kurt M. Swenson

/s/Richard C. Kimball	Director
Richard C. Kimball

/s/James L. Fox	Director
James L. Fox

/s/ Pamela G. Sheiffer	Director
Pamela G. Sheiffer

/s/Charles M. Waite	Director
Charles M. Waite

/s/Frederick E. Webster Jr. Frederick E. Webster Jr.	Director

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

2.1

Agreement and Plan of Merger dated October 21, 2009 by and between Rock of Ages Corporation (a Delaware corporation) and Rock of Ages Corporation (Vermont) (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2009).

3.1

Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2009).

3.2	By-laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on December 8, 2009).

3.3

Articles of Merger filed with the Vermont Secretary of State dated December 7, 2009 (incorporated herein by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2009).

3.4

Certificate of Merger filed with the Delaware Secretary of State dated December 7, 2009 (incorporated herein by reference to Exhibit 3.4 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2009).

4.1

Specimen Certificate representing the Class A Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company's Amendment No. 2 to Registration Statement on Form 8-A (Commission File No. 0-2964) filed with the Securities and Exchange Commission on December 15, 2009).

10.1*

First Amendment and Restatement of Rock of Ages Corporation Key Employees Deferred Salary Plan dated April 6, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 and filed with the Securities and Exchange Commission on April 2, 2007).

10.2*	Rock of Ages 2005 Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on June 23, 2005).

10.3*

Amendment to Salary Continuation Agreement of Kurt M. Swenson dated April 20, 2006 (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 and filed with the Securities and Exchange Commission on August 14, 2006).

10.4*

Retirement Agreement of Kurt M. Swenson dated April 28, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2008).

10.5*

Form of Salary Continuation Agreement (incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No. 333-33685) filed with the Securities and Exchange Commission on August 15, 1997 and declared effective on October 20, 1997).

10.6

Form of Collective Bargaining Agreement between Rock of Ages Corporation - Quarry Division and the United Steelworkers of America, AFL_CIO_CLC on behalf of Amalgamated Local #4 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 4, 2009 and filed with the Securities and Exchange Commission on August 14, 2009).

10.7

Form of Collective Bargaining Agreement between Rock of Ages Corporation - Manufacturing Division and the United Steelworkers of America, AFL_CIO_CLC on behalf of Amalgamated Local #4 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 4, 2009 and filed with the Securities and Exchange Commission on August 14, 2009).

10.8

Form of Collective Bargaining Agreement between Rock of Ages Corporation - Manufacturing Division and the Granite Cutter's Association  (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 4, 2009 and filed with the Securities and Exchange Commission on August 14, 2009).

10.9	Credit Facility dated as of October 26, 2009 between Royal Bank of Canada and Rock of Ages Canada, Inc.

10.10

Supply Agreement dated as of January 11, 2002 by and between Rock of Ages Corporation and Adams Granite Co., Inc. (incorporated herein by reference to exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and filed with the Securities and Exchange Commission on April 1, 2002).

10.11

Amendment to Supply Agreement dated as of January 1, 2004 by and between Rock of Ages Corporation and Adams Granite Co., Inc. (Incorporated by reference to Exhibit 10.2 to the Company's annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed with the Securities and Exchange Commission on April 2, 2007).

10.12

Amendment No. 2 to Supply Agreement dated as of January 16, 2007 by and between Rock of Ages Corporation and Adams Granite Co., Inc. (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed with the Securities and Exchange Commission on April 2, 2007)

10.13

Stock Purchase Agreement dated as of January 17, 2008 by and between PKDM Holdings, Inc. and Rock of Ages Corporation (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on January 23, 2008).

10.14

Termination Agreement and General Release dated January 17, 2008 by and between Richard M. Urbach and the Company (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and filed with the Securities and Exchange Commission on March 31, 2008).

10.15

Authorized Retailer Supply and License Agreement dated January 17, 2008 by and between the Company, PKDM Holdings, Inc., North American Heritage Services, Inc., Keith Monument Company, LLC, and Sioux Falls Monument Co., LLC (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and filed with the Securities and Exchange Commission on March 31, 2008). †

10.16

Amendment No. 1 to Supply Agreement dated as of January 16, 2009 (executed and delivered March 10, 2009) by and between Rock of Ages Corporation and PKDM Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2009).

10.17

Amended and Restated Financing Agreement dated October 24, 2007 by and between The CIT Group/Business Credit, Inc. and Carolina Quarries, Inc., Pennsylvania Granite Corp., Keith Monument Company, LLC, Rock of Ages Memorials, Inc., Sioux Falls Monument Co., and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on October 25, 2007).

10.18

First Amendment to Amended and Restated Financing Agreement dated March 30, 2009 by and between The CIT Group/Business Credit, Inc. and Carolina Quarries, Inc., Pennsylvania Granite Corp., and the Company (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on March 31, 2009).

10.19

Letter from The CIT Group/Business Credit, Inc. to Carolina Quarries, Inc., Pennsylvania Granite Corp., Keith Monument Company, LLC, Rock of Ages Memorials, Inc., Sioux Falls Monument Co., and the Company consenting to sale of the Company's retail division (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and filed with the Securities and Exchange Commission on March 31, 2008).

10.20

Consent and Assumption Agreement dated December 7, 2009 by and among the Company, Rock of Ages Corporation (a Delaware corporation), The CIT Group/Business Credit, Inc. and Peoples United Bank (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2009).

10.21

Supplemental Retirement Plan for Donald Labonté dated as of January 1, 2007 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and filed with the Securities and Exchange Commission on March 31, 2008)

73

10.22

Employment Agreement of Donald M. Labonte dated as of July 1, 2008 (executed and delivered on August 26, 2008) (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K and filed with the Securities and Exchange Commission on August 28, 2008)

10.23

Asset Purchase Agreement dated April 17, 2009 by and between Rock of Ages Canada, Inc., a wholly-owned subsidiary of the Company, and Carrieres Polycor, Inc., for the purchase of real and personal property comprising the Polycor Stanstead Quarry, located in Stanstead, Quebec (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ending April 4, 2009 and filed with the Securities and Exchange Commission on May 19, 2009). This exhibit is the original contract written in French.

10.24

English translation of the Asset Purchase Agreement dated April 17, 2009 by and between Rock of Ages Canada, Inc., a wholly-owned subsidiary of the Company, and Carrieres Polycor, Inc., for the purchase of real and personal property comprising the Polycor Stanstead Quarry, located in Stanstead, Quebec (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ending April 4, 2009 and filed with the Securities and Exchange Commission on May 19, 2009).

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

