Form 10-Q
period 2010-05-18
ROCK OF AGES CORP
filed 2010-05-18
CIK 84581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 0-29464

ROCK OF AGES CORPORATION
(Exact name of Registrant as Specified in its Charter)

Vermont	03-0153200
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification Number)

560 Graniteville Road, Graniteville, Vermont                          05654
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

As of May 15, 2010, 4,812,342 shares of Class A Common Stock and 2,603,721 shares of Class B Common Stock of the registrant were outstanding.

ROCK OF AGES CORPORATION

INDEX

Form 10-Q for the Quarterly Period
Ended April 3, 2010

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

The risks, uncertainties and assumptions may include, but are not limited to, the following:

•         our ability to certify adequate internal controls over our financial reporting;

•         our reliance on our line of credit with the CIT Group to fund our business operations and/or strategy;

•         our ability to maintain compliance with our covenants in our credit facility;

•         our ability to form and maintain strategic alliances with cemeteries, funeral homes and memorial retailers;

•         uncertainties involving production recovery, quarry yields and demand for Rock of Ages' dimension stone;

•        the impact of the weak economic conditions and the future impact of such conditions on the granite and granite memorial industries, and demand for our products;

and other risks and uncertainties described herein, including, but not limited to the items discussed in "Risk Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 31, 2010 (the "2009 Annual Report") and in Part II, Item 1A of this report, and that are otherwise described from time to time in Rock of Ages' reports filed with the Securities and Exchange Commission  after the date of filing of this report.

We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements

ROCK OF AGES CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in thousands, except par value amounts)

	April 3,	December 31,
ASSETS	2010	2009
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$1,124	$1,713
Trade receivables, net	7,062	7,241
Inventories	14,827	15,077
Income taxes receivable	559	429
Other current assets	1,348	1,191
Assets held for sale	758	758
Total current assets	25,678	26,409
Property, plant and equipment, net	31,067	30,559
Identified intangible assets, net	548	582
Goodwill	387	387
Deferred tax assets	41	40
Other long term assets	512	475
Total assets	$58,233	$58,452
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under line of credit	$-	$214
Current maturities of long-term debt	1,463	801
Trade payables	1,244	1,285
Accrued expenses	1,478	1,264
Salary continuation and other post-employment benefits	702	691
Customer deposits	897	774
Current deferred tax liabilities	-	236
Total current liabilities	5,784	5,265
Long-term debt, excluding current installments	14,546	13,361
Salary continuation liability, net of current portion	5,277	5,386
Accrued pension cost	4,723	4,810
Deferred salary liability	1,504	1,504
Accrued other post-employment benefits, net of current portion	1,623	1,622
Total liabilities	33,457	31,948

Stockholders' equity:
Preferred stock - $.01 par value; 2,500,000 shares authorized; No shares issued or outstanding
Common stock - Class A, $.01 par value; 30,000,000 shares authorized; 4,812,342 shares issued and outstanding as of April 3, 2010 and December 31, 2009	48	48
Common stock - Class B, $.01 par value; 15,000,000 shares authorized; 2,603,721 shares issued and outstanding as of April 3, 2010 and December 31, 2009	26	26
Additional paid-in capital	65,764	65,751
Accumulated deficit	(36,838)	(34,746)
Accumulated other comprehensive loss	(4,224)	(4,575)
Total stockholders' equity	24,776	26,504
Total liabilities and stockholders' equity	$58,233	$58,452

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(Unaudited)

	Three Months Ended
	April 3, 2010	April 4, 2009

Net Revenues:
Quarry	$3,622	$3,124
Manufacturing	3,889	2,814

Total net revenues	7,511	5,938

Cost of Goods Sold:
Quarry	3,973	3,349
Manufacturing	3,444	2,710

Total cost of goods sold	7,417	6,059

Gross Profit (Loss):
Quarry	(351)	(225)
Manufacturing	445	104

Total gross profit (loss)	94	(121)

Operating Expenses:
Selling, General and Administrative Expenses:
Quarry	593	547
Manufacturing	929	968
Corporate overhead	687	1,041
Effect of pension curtailment	-	95
Other income, net	(94)	(88)
Foreign exchange income	(84)	-

Total operating expenses	2,031	2,563

Loss before interest expense and income taxes	(1,937)	(2,684)

Interest expense	294	206

Loss before income taxes	(2,231)	(2,890)

Income tax benefit	(139)	(116)
Net loss	$(2,092)	$(2,774)

Net loss per share - basic and diluted:
Net loss per share	$(0.28)	$(0.37)
Weighted average number of common shares outstanding - basic and diluted	7,416	7,416

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
( in thousands)
(Unaudited)

	Three Months Ended
	April 3,	April 4,
	2010	2009

Cash flows from operating activities:
Net loss	$(2,092)	$(2,774)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Gain)/loss on sale of assets	4	(13)
Depreciation, depletion and amortization	588	598
Stock compensation expense	13	15
Deferred taxes	(180)	-
Changes in operating assets and liabilities:
Trade receivables, net	228	5,287
Inventories	462	458
Other assets	(270)	(463)
Trade payables, accrued expenses and income taxes	84	(1,343)
Customer deposits	124	455
Salary continuation and pension	(188)	347
Other liabilities	-	21

Net cash (used in) provided by operating activities	(1,227)	2,588

Cash flows from investing activities:
Purchases of property, plant and equipment	(881)	(399)
Proceeds from sale of assets, net	6	118

Net cash used in investing activities	(875)	(281)

Cash flows from financing activities:
Net repayments under line of credit	(214)	(2,467)
Proceeds from long-term debt	3,967	-
Principal payments on long-term debt	(2,121)	(126)

Net cash provided by (used in) financing activities	1,632	(2,593)

Effect of exchange rate changes on cash	(119)	(13)

Net decrease in cash and cash equivalents	(589)	(299)

Cash and cash equivalents, beginning of period	1,713	888

Cash and cash equivalents, end of period	$1,124	$589

Supplemental cash flow information:
Cash paid during the period for:
Interest	$302	$227
Income taxes	329	121

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements are not included herein. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year. The Company has historically experienced certain seasonal patterns. Generally, our net sales have been highest in the second or third quarter and lowest in the first quarter of each year due primarily to weather conditions affecting operations in Vermont and Canada and the setting of memorials in cemeteries located in northern regions. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 31, 2010 (SEC File No. 000-29464) (the "2009 Annual Report").

In this report, the terms "Company," "we," "us," or "our" mean Rock of Ages Corporation and all subsidiaries included in our consolidated financial statements.

The Company's fiscal year ends on December 31 and its fiscal quarters are the 13-week periods ending on the Saturday nearest March 31, June 30 and September 30. As a result, the first and fourth quarter may be more or less than 13 weeks, by 1 to 6 days, which can affect comparability between periods. The first quarter of 2010 has 93 days versus 94 in 2009.

(2)	Stock-Based Compensation

The following tables set forth stock option activity for the periods ended April 3, 2010 and April 4, 2009 and information on outstanding and exercisable options at such dates:

	Three Months Ended
	April 3, 2010		April 4, 2009
	Number Of Options	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price

Outstanding at beginning of period	314,000	$4.08	324,000	$4.06

Granted	-	-	20,000	2.63
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at end of period	314,000	$4.08	344,000	$3.98
Exercisable at end of period	157,000	$5.22	119,000	$5.98
Weighted average remaining contractual life	6.0 years		7.1 years

At April 3, 2010, the closing price of the Company's stock was less than the weighted average exercise price of the outstanding options, therefore, there was no aggregate intrinsic value of outstanding options.

(3)	Inventories

Inventories consist of the following (in thousands):	April 3,	December 31,
	2010	2009
Raw materials	$9,011	$10,402
Work-in-process	1,583	1,057
Finished goods and supplies	4,233	3,618
	$14,827	$15,077

The finished goods and supplies inventory includes $1,900,000 of retail display inventory that is located at various retail locations and is consigned to PKDM Holdings Inc., ("PKDM") the owner of the Company's former retail division. PKDM is responsible for purchasing this inventory at the Company's book value, as it is sold, plus any inventory remaining after the tenth anniversary of the transaction (January 2018).

(4)	Earnings (Loss) Per Share

Options to purchase 314,000 and 344,000 shares of Class A common stock were outstanding at April 3, 2010 and April 4, 2009, respectively, but were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

(5) Segment Information

The Company is organized based on the products and services it offers. The Company operates in two segments: quarry and manufacturing.

The quarry segment extracts granite from the ground and sells it to either the Company's manufacturing segment or to outside manufacturers, as well as to distributors in Europe and China. There was one quarry customer that represented approximately 18.2% and 20.8% of accounts receivable at April 3, 2010 and December 31, 2009, respectively.  These receivables were backed by irrevocable letters of credit.

The manufacturing segment's principal products are granite memorials and mausoleums used primarily in cemeteries and, to a lesser extent, specialized granite products for industrial applications.

Inter-segment revenues are accounted for as if the sales were to third parties. These are eliminated on consolidation in the statements of operations.

The following tables present unaudited segment information for the three month periods ended April 3, 2010 and April 4, 2009 (in thousands):

2010	Quarry	Manufacturing	Unallocated Corporate Overhead	Total
Total net revenues	$4,285	$3,889	$-	$8,174
Inter-segment net revenues	(663)	-	-	(663)

Net revenues	3,622	3,889	-	7,511

Total gross (loss) profit	(349)	443	-	94
Inter-segment gross profit	(2)	2	-	-

Gross (loss) profit	(351)	445	-	94

Selling, general and administrative expenses	593	929	687	2,209
Foreign exchange income	-	-	(84)	(84)
Other income, net			(94)	(94)
Loss before interest and taxes	$(944)	$(484)	$(509)	$(1,937)

2009	Quarry	Manufacturing	Unallocated Corporate Overhead	Total
Total net revenues	$3,416	$2,814	$-	$6,230
Inter-segment net revenues	(292)	-	-	(292)

Net revenues	3,124	2,814	-	5,938

Total gross (loss) profit	(225)	104	-	(121)
Inter-segment gross profit	-	-	-	-

Gross (loss) profit	(225)	104	-	(121)

Selling, general and administrative expenses	547	968	1,041	2,556
Effect of pension curtailment	-	-	95	95
Other income, net	-	-	(88)	(88)
Loss before interest and taxes	$(772)	$(864)	$(1,048)	$(2,684)

Net revenues by geographic area, based on shipping destination, for the three months ended April 3, 2010 and April 4, 2009 are as follows (in thousands):

	Three Months Ended
	April 3, 2010	April 4, 2009
Net revenues:
China	$1,211	$845
Italy	207	5
Other foreign countries (excluding Canada)	59	75
	1,477	925
United States and Canada	6,034	5,013
Total net revenues	$7,511	$5,938

Net property, plant and equipment by geographic area are as follows (in thousands):
	April 3, 2010	December 31, 2009
United States	$26,618	$26,232
Canada	4,449	4,327
	$31,067	$30,559

(6)       Comprehensive Income (Loss)

Accumulated other comprehensive loss consists of the following components (in thousands):

	Foreign Currency Translation	Unfunded Pension Liability	Investment Available for Sale	Accumulated Other Comprehensive Loss
Balance at December 31, 2009	$3,028	$(7,569)	$(34)	$(4,575)
Changes in 2010	321	-	30	351
Balance at April 3, 2010	$3,349	(7,569)	(4)	(4,224)

Included in other comprehensive income/loss was a reclassification adjustment of $78,000 and $227,000 in 2010 and 2009, respectively for the unfunded pension liability.

Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended
	April 3, 2010	April 4, 2009

Net loss	$(2,092)	$(2,774)
Other comprehensive income (loss):
Foreign currency translation adjustment	321	(97)
Unrealized gain on investment in available for sale securities	30	26
Pension related adjustment:
Curtailment	-	1,503
Pension liability adjustment, net of reclassification adjustment	-	2,517

Comprehensive income (loss)	$(1,741)	$1,175

(7)	Components of Net Periodic Benefit Cost

Components of net periodic benefit cost for the three months ended April 3, 2010 and April 4, 2009 are as follows (in thousands):

	NON-UNION PENSION BENEFITS		SALARY CONTINUATION BENEFITS		OTHER POST-EMPLOYMENT BENEFITS

	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009

Service cost	$-	$65	$-	$-	$2	$1
Interest cost	347	387	78	84	26	26
Expected return on plan assets	(379)	(318)	-	-	-	-
Amortization of prior service costs	-	32	20	28	15	12
Amortization of net actuarial loss	43	155	-	-	-	-
Effect of curtailment	-	95	-	-	-	-
Net periodic benefit cost	$11	$416	$98	$112	$43	$39

Effective March 31, 2009, the Company's defined benefit pension plan was amended by freezing membership and future benefits in the plan.  We recognized additional pension expense of $95,000 as the effect of the pension curtailment in the first quarter of 2009. Additionally, the defined benefit pension plan was revalued as of the date of the curtailment. The effect of the curtailment and re-measurement resulted in a decrease of the projected benefit obligation of $3.8 million and a decrease in the accumulated other comprehensive loss of $4.0 million.

The Company expects to contribute approximately $1.3 million to the defined benefit pension plan during 2010. No contribution was made during the quarter ended April 3, 2010 for 2010, however we contributed $98,000 in January 2010 for the 2009 plan year.

(8)	Recent Accounting Pronouncements

In February 2010, the FASB issued an amendment to certain recognition and disclosure requirements on subsequent events.  This amendment removed the requirement for a Securities and Exchange Commission filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  The adoption of this new guidance has been applied to the Company's consolidated financial statements and the Company has evaluated subsequent events through the date of issuance of the financial statements.

In January 2010, the FASB issued accounting guidance to enhance fair value measurement disclosures by requiring the reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reason for the transfers. Furthermore, activity in Level 3 fair value measurements should separately provide information about purchases, sales, issues and settlements rather than providing that information as one net number. These new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the enhanced Level 3 disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this guidance did not have a material impact on our financial position or results of operations.

(9)	Credit Facility

In October 2007, the Company entered into a new credit facility with its existing lenders, the CIT Group/Business Credit and Chittenden Trust Company (the "Lenders") that will expire in October 2012 and is secured by substantially all assets of the Company located in the United States.  The credit facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable, inventory and certain fixed assets. Amounts outstanding were $-0- and $11,886,000 as of April 3, 2010 and $4,961,000 and $13,991,000 as of April 4, 2009 on the revolving credit facility and the term loan line of credit, respectively. Availability under the revolving credit facility was $10,206,000 as of April 3, 2010. The credit facility financing agreement places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, make capital expenditures, repurchase stock and make investments or guarantees, without pre-approval by the Lenders.

Repayment Terms. As the aggregate unpaid principal balance of the outstanding term loan is less than $17,500,000, quarterly principal payments are no longer required. The principal balance is payable in full on the expiration date of the facility in October 2012.  The Company does have the right to make voluntary pre-payments on the term loan.  In the first quarter of 2010 our Canadian subsidiary borrowed $4 million on its term loan. The proceeds, net of the Canadian withholding tax, were used to pay $2 million on the term debt with the remainder used for working capital. The revolving credit facility is paid down daily with all proceeds received by the Company.

The Company is required to repay its term loan to the extent it sells certain assets collateralizing the loan. Accordingly, the Company has classified a portion of the term loan as a current liability based on the estimated proceeds of fixed assets classified as held for sale.

Minimum Fixed Charge Coverage Ratio. The facility requires the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA), to the sum of income taxes paid, capital expenditures, interest and scheduled debt repayments be at least 1.10 for the trailing twelve-month period at the end of each quarter. Due to the non-cash impairment charges on the write-down of inventory and the corporate building we were in violation of the fixed charge coverage ratio covenant at December 31, 2008. We received a waiver of this covenant from the Lenders and amended the agreement as of March 30, 2009. The Company was in compliance with this covenant at April 3, 2010.

Total Liabilities to Net Worth Ratio. The credit facility also requires that the ratio of our total liabilities to net worth (the "Leverage Ratio") not exceed 2.25 for the first two quarters of 2009 and 2.00 for the remainder of the term of the loan. The Leverage Ratio excludes from the calculation the change in tangible net worth directly resulting from the Company's compliance with changes in accounting for pensions of $6.0 million.  As of April 3, 2010, we were in compliance with the Leverage Ratio covenant.

Canadian Facility. The Company's Canadian subsidiary has a line of credit agreement with the Royal Bank of Canada that is renewable annually. Under the terms of this agreement, a maximum of $2.5 million CDN may be advanced based on eligible accounts receivable, eligible inventory, and tangible fixed assets.  The line of credit bears interest at the Canadian prime rate plus 0.5%.  There was $-0- outstanding as of April 3, 2010 and April 4, 2009, respectively.

The Canadian subsidiary also has a non-revolving term loan with the Royal Bank of Canada which cannot exceed $4 million CDN bearing interest at the Canadian prime rate plus 0.95%. There was $3.9 million and $-0- outstanding as of April 3, 2010 and April 4, 2009, respectively. The effective rate was 3.20% as of April 3, 2010.

(10)	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2006 or Canadian tax authorities for years before 2004. However, even though the tax years are closed the tax attributes may remain open to adjustment.

Income tax benefits in the first quarters of 2010 and 2009 result primarily from losses at our Canadian subsidiary. Tax benefits are calculated based on the estimated annual effective Canadian tax rate of 31% for 2010 and 2009.

In 2005, the Company adjusted its valuation allowance to fully reserve for the entire net U.S. deferred tax asset. At each subsequent period, including at the end of the first quarter of 2010, we reached a similar conclusion, therefore we have continued to fully reserve for the entire net U.S. deferred tax asset. We will continue to assess the valuation allowance on a regular basis and may reduce the valuation allowance if and/or when the Company has taxable income from its U.S. operations.

As of April 3, 2010 and December 31, 2009, the Company recorded no unrecognized tax benefits or liabilities related to uncertain tax positions.

(11)	Intangible Assets and Goodwill

We test goodwill for impairment annually and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Goodwill is tested for impairment using a two-step process. The first step is to determine if there is an impairment based on the estimated fair value of the quarry reporting unit compared to its carrying value and the second step, if necessary, is to determine the amount of the impairment. In the first quarter of 2010, we performed our annual assessment for the quarry reporting unit. We calculated the fair value of the quarry reporting unit based on the estimated expected discounted future cash flows. Based on this analysis we concluded that there was no indication of impairment as of April 3, 2010, although there can be no assurance that goodwill will not become impaired in future periods.

(12)	Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the short-term nature of these instruments. Investment securities are carried at fair value using level one inputs. The long-term and short-term debt instruments bear interest at variable rates, which at April 3, 2010 and December 31, 2009 we estimated to be at market.

The assets in our pension plan are Separate Investment Accounts and their fair value is based on unit values and not net asset values. Unit values are calculated based on observable net asset values of the underlying investment and are considered Level 2 inputs.

(13)	Regulatory Matters

The U.S. Mine Safety and Health Administration (MSHA) issued citations to one of our subsidiaries, Pennsylvania Granite, asserting various violations and assessed fines totaling approximately $280,000.  The Company disagrees with the validity of these violations and how they are characterized. We are appealing the citations. Based on experience of our legal counsel in settling similar assessments and available historical MSHA settlement data, we estimate our final exposure will be no greater than $125,000.

(14)	Assets Held For Sale

As of April 3, 2010 and December 31, 2009, the Company held various assets for sale, which were no longer being used in production, totaling $758,000.  These assets have been classified as current assets held for sale.  The estimated sales prices for the assets are expected to exceed the carrying values therefore no impairments were recognized.  Accordingly, $758,000 has been reclassified from the term loan to current maturities of long term debt since the company is required to apply the proceeds from the sale of these assets, when they are sold, against the term loan.

(15)	Subsequent Events
12

On May 6, 2010, the Company's Board of Directors received an unsolicited proposal from Swenson Granite Company, LLC ("Swenson") to purchase all outstanding shares of the Company's common stock, including shares underlying vested options, for a purchase price of $4.38 per share in cash.  The acquisition proposed by Swenson is conditioned on lender due diligence, negotiation of a definitive structure and terms to be set forth in a definitive acquisition agreement with the Company, and Swenson obtaining financing for the transaction in an amount sufficient to fund the purchase price and the ongoing operations of the two companies.  The acquisition proposal also states that Swenson seeks to structure the transaction so that the value of the Company's assets can be "stepped up" to fair market value to the extent possible under the Internal Revenue Code.  There can be no assurance as to whether such a step-up can be achieved.  Accordingly, the Company's Board of Directors cautioned investors that an inability to achieve such a step-up could result in a reduction of Swenson's proposed $4.38 per share price.

Kurt M. Swenson, the Chairman of Swenson and non-executive Chairman of Rock of Ages, together with his brother, Kevin Swenson and Robert Pope, President and Chief Executive Officer of Swenson, own approximately 74% of Swenson and approximately 29% of all outstanding shares of common stock of the Company, and control approximately 70% of the voting power of all outstanding capital stock of the Company.  According to the proposal letter, as part of the transaction, Kurt Swenson, Kevin Swenson and Robert Pope would exchange all of their 2,173,364 Class B shares of the Company for additional interests in Swenson.

The Board of Directors of the Company has formed a special committee of independent directors (the "Committee") which has retained financial advisors and legal counsel, and is in the process of evaluating the proposal from Swenson and will determine how to proceed in the best interests of Rock of Ages' shareholders.  The Company's shareholders and others considering trading in its securities have been cautioned that no decisions had been made by the Committee or the Board of Directors as to the Company's response to the proposal or actions it may consider in light of the proposal. See Item 1A - "Risk Factors" of this Form 10-Q.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Rock of Ages is an integrated quarrier and manufacturer of granite and products manufactured from granite. During the first quarter of 2010, we had two business segments:  quarry and manufacturing. The quarry division sells granite blocks to the manufacturing division and to outside manufacturers, as well as to customers outside North America. The manufacturing division's principal products are granite memorials and mausoleums used primarily in cemeteries. It also manufactures specialized granite products for industrial applications.

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

In the first quarter of 2010 revenues in our quarry division increased 16% from the same period last year mainly due to increased export sales of Bethel White. However, the gross loss increased $126,000 from the same period last year.  SG&A expenses increased 9% or $46,000 mainly due to increased sales convention and bad debt expenses.  The quarry operating loss increased by $172,000 over the same period last year.

Revenue in our manufacturing division was $1.1 million higher in the first quarter of 2010 than the same period last year. The increase in manufacturing shipments is in part due to a higher beginning backlog to start the year. We also had more than double the mausoleum/feature monuments shipments in this quarter compared to the same period last year. As a result the gross profit for the first quarter of 2010 was $341,000 higher than the same period last year. SG&A expenses decreased by $39,000 compared to last year. The manufacturing operating loss was $380,000 lower than last year's first quarter.

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

	Three Months Ended
	April 3, 2010		April 4, 2009

Net Revenues:
Quarry	48.2%		52.6%
Manufacturing	51.8%		47.4%

Total net revenues	100.0%		100.0%

Gross Profit (Loss):
Quarry	(9.7%	)	(7.2%	)
Manufacturing	11.4%		3.7%

Total gross profit (loss)	1.3%		(2.0%	)

Operating Expenses:
Selling, general and administrative expenses:
Quarry	16.4%		17.5%
Manufacturing	23.9%		34.4%
Corporate overhead	9.1%		17.5%
Effect of pension curtailment	-		1.6%
Other income, net	(1.3%	)	(1.5%	)
Foreign exchange income	(1.1%	)	-

Total operating expenses	27.0%		43.2%

Loss before interest expense and income taxes	(25.8%	)	(45.2%	)

Interest expense	3.9%		3.5%

Loss before income taxes	(29.7%	)	(48.7%	)

Income tax benefit	(1.8%	)	(2.0%	)

Net loss	(27.9%	)	(46.7%	)

Three Months Ended April 3, 2010 Compared to Three Months Ended April 4, 2009

On a consolidated basis for the three-month period ended April 3, 2010, compared to the three-month period ended April 4, 2009, revenue increased 26%, gross profit increased 178% and total operating expenses decreased 21%.  The Company reported a net loss of $2.1 million in the first quarter of 2010 compared with a loss of $2.8 million for the first quarter of 2009.

Quarry Segment Analysis

Revenue in our quarry division for the three-month period ended April 3, 2010 of $3.6 million was up 16% from the three-month period ended April 4, 2009, of $3.1 million. The increase was in part due to higher export sales to China and Italy and increased sales in our Stanstead quarry due to the purchase of the Polycor quarry in 2009. The quarry operating loss increased 22% or $172,000 over the same period last year.

The gross loss increased in the period mainly due to increased manpower in the quarries.  Our two Vermont quarries that are normally shutdown during the period had crews working throughout the winter and our Salisbury quarry also had increased manpower. There is a lot of demand for our export stone and we want to build up a supply of inventory in order to meet that demand.

SG&A expenses increased 9% or $46,000 due to increased convention and bad debt expenses. These increases were somewhat offset by decreases in pension and office expenses.

Manufacturing Segment Analysis

Revenue in our manufacturing division for the three-month period ended April 3, 2010 increased 38% or $1,075,000 from the three-month period ended April 4, 2009, due in part to a higher backlog to begin the year. Due to the increased backlog, we decreased the winter layoff period for the manufacturing production personnel and were able to ship more monuments and higher end mausoleum/feature memorials.

Gross profit dollars from the manufacturing division increased 328% or $341,000 and gross profit as a percentage of manufacturing revenue increased by approximately 8% for the three-month period ended April 3, 2010 compared to the three-month period ended April 4, 2009. These increases were primarily due to the higher beginning backlog.

SG&A costs for the three-month period ended April 3, 2010 for the manufacturing division decreased $39,000 or 4% compared to the three-month period ended April 4, 2009. This decrease is due primarily to the decrease in pension expense due to the freezing of the defined benefit plan in the prior year.

Consolidated Items

Corporate overhead, consisting of operating costs not directly related to an operating segment, decreased 34%, or $354,000, for the three-month period ended April 3, 2010 compared to the three-month period ended April 4, 2009 due in part to the Company freezing the defined benefit plan in the prior period, discussed below, and reduced audit and franchise tax fees.

Other income, which includes rental income from non-operating properties, was up 7%, or $6,000, in the first quarter of 2010.

Effective March 31, 2009 the Company's defined benefit pension plan was amended by freezing membership and future benefits in the plan. Accordingly, we recognized an additional pension expense of $95,000 as the effect of the pension curtailment in the first quarter of 2009.

Net interest expense increased $88,000, or 43%, for the three-month period ended April 3, 2010 compared to the three-month period ended April 4, 2009. On March 30, 2009, we reached a definitive agreement with our lenders on the conditions of the grant of a waiver from compliance with certain covenants contained in our Amended and Restated Financing Agreement. In consideration of the consents and waivers the unused line fee went from .25% to .50% and the existing interest rate pricing grid was changed and interest rates increased approximately 3%. These higher rates increased our interest expense in the period over the prior period despite having a decreased level of debt.

Income tax benefit was $139,000 for the three-month period ended April 3, 2010, compared to $116,000 for the same three-month period in 2009. The tax benefit reported in both periods was primarily due to our Canadian subsidiary and is more in 2010 than 2009 due to a larger first quarter loss in our Canadian subsidiary in 2010 and the effect of the decrease in the exchange rate. During the first quarter of both years we continued to fully reserve against all our U.S. deferred tax assets.

Liquidity and Capital Resources

Historically, we have met our short-term liquidity requirements primarily from cash generated by operating activities and periodic borrowings under the commercial credit facilities described below. Our $50 million credit facility with our Lenders was renewed on October 24, 2007 for a term of five years.

We have historically contributed between $800,000 and $1.0 million per year to the defined benefit pension plan.  We expect to contribute $1.3 million to the defined benefit plan this year, which, we believe, we will be able to fund either from cash from operations or borrowing under our credit facilities.  See note 7 of the Notes to Unaudited Consolidated Financial Statements.

Our primary need for capital will be to maintain and improve our quarry and manufacturing facilities.  We have approximately $2 million planned for capital expenditures in 2010. We believe we will be able to fund these capital expenditures either from cash from operations or borrowings under our credit facilities.

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

In March 2010, we received $3.8 million, net of the Canadian withholding taxes, as a dividend from our Canadian subsidiary.  We applied $2 million of this dividend to the long-term debt and $1.8 million was retained for working capital needs.

Cash Flows

At April 3, 2010, we had cash and cash equivalents of $1.1 million and working capital of $19.9 million, compared to $1.7 million of cash and cash equivalents and working capital of $21.1 million at December 31, 2009.

Cash Flows from Operations. Net cash used in operating activities was $1.2 million for the three-month period ended April 3, 2010 compared to net cash provided by operating activities of $2.6 million in the three-month period ended April 4, 2009. The decrease in cash flow from operations is due primarily to the decrease in the amount of collections on accounts receivable and the change in freight accruals in the first quarter of 2010 compared to 2009.

Cash Flows from Investing Activities. Cash flows used in investing activities were $875,000 in the first quarter of 2010 compared to $281,000 for the same period in 2009. In 2010 we spent $881,000 for capital expenditures, of which, $717,000 was for quarry development. In 2009, we purchased property, plant and equipment (PP&E) totaling $399,000 less $118,000 received on sales of assets. Cash used in investing activities comes from either borrowings under our credit facilities or from operations.

Cash Flows from Financing Activities. Net cash provided by financing activities in the three-month period ended April 3, 2010 was $1.6 million which consisted of $4 million in gross proceeds from long-term debt of our Canadian subsidiary less $2.1 million paid on long-term debt in the U.S. and $214,000 paid on the revolving line of credit. This compares to $2.6 million used in financing activities in the three-month period ended April 4, 2009 which consisted of repayments on the long-term debt of $126,000 and net repayments on the revolving line of credit of $2.5 million.

CIT Credit Facility

We have a credit facility with the CIT Group/Business Credit and Chittenden Trust Company (the "Lenders") that is scheduled to expire in October 2012 and is secured by substantially all assets of the Company located in the United States. The credit facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable, inventory and certain fixed assets. Amounts outstanding were $-0- and $11,886,000 as of April 3, 2010 and $4,961,000 and $13,991,000 as of April 4, 2009 on the revolving credit facility and the term loan line of credit, respectively. Availability under the revolving credit facility was $10,206,000 as of April 3, 2010. The credit facility financing agreement places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, make capital expenditures, repurchase stock and make investments or guarantees, without pre-approval by the Lenders.  The credit facility requires a minimum fixed charge coverage ratio and a total liabilities to net worth ratio. See footnote No. 9 to the financial statements for more details.

Interest Rates. We can elect the interest rate under the credit facility based on the prime rate or LIBOR for both the revolving credit facility and the term loan. The revolving credit facility's rate is based on Prime plus 3% or LIBOR plus 4% with a 2% floor for LIBOR. The term loan's rate is based on Prime plus 3.5% or LIBOR plus 4.5% with a 2% floor for LIBOR.

The rates in effect as of April 3, 2010 were as follows:
	Amount	Formula	Effective Rate
Revolving Credit Facility	$-	Prime + 3.00%	6.25%
Term Loan	$2.9 million	Prime + 3.50%	6.75%
Term Loan	$9.0 million	Libor + 4.5%	6.50%

Canadian Credit Facility

The Company's Canadian subsidiary has a line of credit agreement with the Royal Bank of Canada that is renewable annually. Under the terms of this agreement, a maximum of $2.5 million CDN may be advanced based on eligible accounts receivable, eligible inventory, and tangible fixed assets.  The line of credit bears interest at the Canadian prime rate plus 0.5%.  There was $-0- outstanding as of April 3, 2010 and April 4, 2009, respectively.

The Canadian subsidiary also has a non-revolving term loan which cannot exceed $4 million CDN bearing interest at the Canadian prime rate plus 0.95%. There was $3.9 million and $-0- outstanding as of April 3, 2010 and April 4, 2009, respectively. The effective rate was 3.20% as of April 3, 2010.

Off-Balance Sheet Arrangements

With the exception of our operating leases, we do not have any off-balance sheet arrangements, and we do not have, nor do we engage in, transactions with any special purpose entities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has financial instruments that are subject to interest rate risk, principally debt obligations under its credit facilities. Historically, the Company has not experienced material gains or losses due to interest rate changes. Based on the April 3, 2010 outstanding borrowings under the credit facilities of $15.8 million, the impact of a 1% increase in the interest rates would be approximately $158,000 a year.

The Company is subject to foreign currency exchange rate risk primarily from the operations of its Canadian subsidiary. At April 3, 2010, the Canadian subsidiary had net assets of $12.3 million exposed to changes in the Canadian/U.S. dollar exchange rate.  The impact of the change in the exchange rate in the first three months of 2010 was $321,000 due to an increase in the value of the Canadian dollar.

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

Changes in Internal Control Over Financial Reporting. There have been no significant changes in the Company's internal control over financial reporting identified during the quarter ended April 3, 2010.

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

The U.S. Mine Safety and Health Administration (MSHA) issued citations to one of our subsidiaries, Pennsylvania Granite, asserting various violations and assessed fines totaling approximately $280,000.  The Company disagrees with the validity of these violations and how they are characterized. We are appealing the citations. Based on experience of our legal counsel in settling similar assessments and available historical MSHA settlement data, we estimate our final exposure will be no greater than $125,000.

Item 1A.	Risk Factors

Other than the risk factor described below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company's 2009 Annual Report.

The Company recently received a proposal from Swenson Granite Company LLC, of which Kurt M. Swenson, the Company's non-executive Chairman and a substantial shareholder of the Company, is non-executive Chairman and a substantial equityholder, to acquire all of the Company's outstanding common stock; there can be no assurance that such proposal or any other proposal that the Company may receive will lead to a definitive acquisition agreement, or that a transaction contemplated by the Swenson Granite Proposal or any other proposal will be approved or completed.  The Company will likely incur significant fees and expenses in connection with responding to the Swenson Granite proposal and related matters.

On May 6, 2010, the Company's Board of Directors received an unsolicited proposal from Swenson Granite Company, LLC ("Swenson") to purchase all outstanding shares of common stock, including shares underlying vested options, of the Company for a purchase price of $4.38 per share in cash (the "Swenson Proposal").  For additional details on the Swenson Proposal, please see Note 15 - Subsequent Events in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q and the information contained in the Company's Current Report on Form 8-K filed with the Commission on May 10, 2010.

The Board of Directors has formed a special committee of independent directors (the "Special Committee") which has retained financial advisors and legal counsel, and is in the process of evaluating the proposal from Swenson and will determine how to proceed in the best interests of the Company's shareholders.  The Company's shareholders and others considering trading in its securities are cautioned that no decisions have been made by the Special Committee or the Board of Directors as to the Company's response to the proposal or actions it may consider in light of the proposal.  There can be no assurance that the Swenson Proposal will lead to a definitive acquisition agreement, or that a transaction contemplated by the Swenson Proposal or any other transaction will be approved or completed.

The Company will be responsible for payment of the fees and expenses of the Special Committee's financial advisor and counsel, as well as of its own counsel; such fees and expenses could be significant and adversely impact the Company's results of operations.

Item 6.	Exhibits

Number	Exhibits

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

4.1

Specimen Certificate representing the Class A Common Stock incorporated by reference to Exhibit 4.1 to the Company's Amendment No. 2 to Registration Statement on Form 8-A (Commission File No. 0-2964) filed with the Securities and Exchange Commission on December 15, 2009.

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

ROCK OF AGES CORPORATION

Dated: May 18, 2010	By: /s/ Laura A Plude Laura A. Plude Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibits

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

4.1

Specimen Certificate representing the Class A Common Stock incorporated by reference to Exhibit 4.1 to the Company's Amendment No. 2 to Registration Statement on Form 8-A (Commission File No. 0-2964) filed with the Securities and Exchange Commission on December 15, 2009.

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

