Form 10-Q
period 2010-08-17
ROCK OF AGES CORP
filed 2010-08-17
CIK 84581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

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

As of August 13, 2010, 4,812,342 shares of Class A Common Stock and 2,603,721 shares of Class B Common Stock of the registrant were outstanding.

ROCK OF AGES CORPORATION

INDEX

Form 10-Q for the Quarterly Period
Ended July 3, 2010

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

  uncertainties related to the purported class action lawsuit filed in connection with the acquisition proposal received on May 6, 2010 and other risks and uncertainties described herein, including, but not limited to the items discussed in "Risk Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 31, 2010 (the "2009 Annual Report") and in Part II, Item 1A of this report, and that are otherwise described from time to time in Rock of Ages' reports filed with the Securities and Exchange Commission  after the date of filing of this report.

We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements

ROCK OF AGES CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in thousands, except par value amounts)

	July 3,	December 31,
ASSETS	2010	2009
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$2,200	$1,713
Trade receivables, net	8,539	7,241
Inventories	14,767	15,077
Income taxes receivable	177	429
Other current assets	1,703	1,191
Assets held for sale	621	758
Total current assets	28,007	26,409
Property, plant and equipment, net	30,658	30,559
Identified intangible assets, net	407	582
Goodwill	387	387
Deferred tax assets	39	40
Other long term assets	491	475
Total assets	$59,989	$58,452
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under line of credit	$-	$214
Current maturities of long-term debt	1,289	801
Trade payables	1,642	1,285
Accrued expenses	1,998	1,264
Salary continuation and other post-employment benefits	702	691
Customer deposits	1,176	774
Current deferred tax liabilities	-	236
Total current liabilities	6,807	5,265
Long-term debt, excluding current installments	14,335	13,361
Salary continuation liability, net of current portion	5,243	5,386
Accrued pension cost	4,522	4,810
Deferred salary liability	1,504	1,504
Accrued other post-employment benefits, net of current portion	1,637	1,622
Total liabilities	34,048	31,948

Stockholders' equity:
Preferred stock - $.01 par value; 2,500,000 shares authorized; No shares issued or outstanding
Common stock - Class A, $.01 par value; 30,000,000 shares authorized; 4,812,342 shares issued and outstanding as of July 3, 2010 and December 31, 2009	48	48
Common stock - Class B, $.01 par value; 15,000,000 shares authorized; 2,603,721 shares issued and outstanding as of July 3, 2010 and December 31, 2009	26	26
Additional paid-in capital	65,777	65,751
Accumulated deficit	(35,277)	(34,746)
Accumulated other comprehensive loss	(4,633)	(4,575)
Total stockholders' equity	25,941	26,504
Total liabilities and stockholders' equity	$59,989	$58,452

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net revenues:
Quarry	$6,638	$6,912	$10,260	$10,036
Manufacturing	8,025	7,512	11,914	10,326

Total net revenues	14,663	14,424	22,174	20,362
Cost of goods sold:
Quarry	4,504	5,166	8,476	8,515
Manufacturing	5,357	5,081	8,801	7,792

Total cost of goods sold	9,861	10,247	17,277	16,307
Gross profit:
Quarry	2,134	1,746	1,784	1,521
Manufacturing	2,668	2,431	3,113	2,534

Total gross profit	4,802	4,177	4,897	4,055
Operating expenses:
Selling, general and administrative expenses:
Quarry	496	583	1,089	1,130
Manufacturing	1,106	1,058	2,035	2,026
Corporate overhead	669	692	1,357	1,733
Strategic options and lawsuit expenses	493	-	493	-
Effect of pension curtailment	-	-	-	95
Foreign exchange loss (income)	-	-	(84)	-
Other income, net	(52)	(55)	(145)	(144)

Total selling, general and administrative expenses	2,712	2,278	4,745	4,840

Income (loss) before interest expense and income taxes	2,090	1,899	152	(785)

Interest expense, net	279	331	573	537

Income (loss) before income taxes	1,811	1,568	(421)	(1,322)

Income tax expense	250	135	110	19

Net income (loss)	$1,561	$1,433	$(531)	$(1,341)

Net income (loss) per share - basic	$0.21	$0.19	$(0.07)	$(0.18)
Net income (loss) per share - diluted	0.21	0.19	(0.07)	(0.18)
Weighted average number of common shares outstanding - basic	7,416	7,416	7,416	7,416
Weighted average number of common shares outstanding - diluted	7,439	7,416	7,416	7,416

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
( in thousands)
(Unaudited)

	Six Months Ended
	July 3,	July 4,
	2010	2009

Cash flows from operating activities:
Net loss	$(531)	$(1,341)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of assets	(83)	(9)
Depreciation, depletion and amortization	1,203	1,214
Deferred taxes	(235)	-
Stock compensation expense	27	31
Changes in operating assets and liabilities:
Trade receivables, net	(1,321)	4,609
Inventories	260	2,013
Other assets	(171)	(90)
Trade payables, accrued expenses and income taxes	1,098	(502)
Customer deposits	403	328
Salary continuation and pension	(404)	325
Other liabilities	-	(20)

Net cash provided by operating activities	246	6,558

Cash flows from investing activities:
Purchases of other property, plant and equipment	(1,303)	(1,174)
Proceeds from sale of assets	246	123
Purchase of land and granite reserves	-	(1,273)

Net cash used in investing activities	(1,057)	(2,324)

Cash flows from financing activities:
Net repayments under lines of credit	(216)	(4,713)
Principal borrowings on long-term debt	3,967	-
Principal payments on long-term debt	(2,466)	(135)

Net cash provided by (used in) financing activities	1,285	(4,848)

Effect of exchange rate changes on cash	13	41

Net increase (decrease) in cash and cash equivalents	487	(573)

Cash and cash equivalents, beginning of period	1,713	888

Cash and cash equivalents, end of period	$2,200	$315

Supplemental cash flow information:
Cash paid during the period for:
Interest	$588	$569
Income taxes	99	165

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

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

The Company's fiscal year ends on December 31 and its fiscal quarters are the 13-week periods ending on the Saturday nearest March 31, June 30 and September 30. As a result, the first and fourth quarter may be more or less than 13 weeks, by 1 to 6 days, which can affect comparability between periods. The second quarter of 2010 and 2009 each have 91 days.

(2)	Stock-Based Compensation

The following tables set forth stock option activity for the periods ended July 3, 2010 and July 4, 2009 and information on outstanding and exercisable options at such dates:
	Six Months Ended
	July 3, 2010			July 4, 2009
	Number Of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Of Options	Weighted Average Exercise Price

Outstanding at beginning of period	314,000	$4.08		324,000	$4.06

Granted	-	-		20,000	2.63
Exercised	-	-		-	-
Canceled	-	-		-	-
Outstanding at end of period	314,000	$4.08	$ 207,675	344,000	$3.98
Exercisable at end of period	157,000	$5.22	$ 41,535	119,000	$5.98
Weighted average remaining contractual life	5.7 years			6.9 years

At July 4, 2009, the closing price of the Company's stock was less than the weighted average exercise price of the outstanding options, therefore, there was no aggregate intrinsic value of outstanding options.

(3)	Inventories

Inventories consist of the following (in thousands):	July 3,	December 31,
	2010	2009
Raw materials	$8,953	$10,402
Work-in-process	1,565	1,057
Finished goods and supplies	4,249	3,618
	$14,767	$15,077

The finished goods and supplies inventory includes $1,847,000 of retail display inventory that is located at various retail locations and is consigned to PKDM Holdings Inc., ("PKDM") the owner of the Company's former retail division. PKDM is responsible for purchasing this inventory at the Company's book value, as it is sold, plus any inventory remaining after the tenth anniversary of the transaction (January 2018).

(4)	Earnings (Loss) Per Share

The following is a reconciliation of shares used in calculating basic and diluted earnings per share (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Basic weighted average shares	7,416	7,416	7,416	7,416
Effect of dilutive stock options	23	-	-	-
Diluted weighted average shares	7,439	7,416	7,416	7,416

Options to purchase 136,500 shares of Class A common stock were outstanding at July 3, 2010, but were not included in the computation of diluted earnings per share for the three months ended July 3, 2010 because they were out of the money. Options to purchase 314,000 shares of Class A common stock were outstanding at July 3, 2010, but were not included in the computation of diluted earnings (loss) per share for the six months ended July 3, 2010 because the effect would have been anti-dilutive.

Options to purchase 344,000 shares of Class A common stock were outstanding at July 4, 2009, but were not included in the computation of diluted earnings (loss) per share for the three and six months ended July 4, 2009 because the effect would have been anti-dilutive.

(5) Segment Information

The Company is organized based on the products and services it offers. The Company operates in two segments: quarry and manufacturing.

The quarry segment extracts granite from the ground and sells it to either the Company's manufacturing segment or to outside manufacturers, as well as to distributors in Europe and China. There were two quarry customers that represented approximately 17.4% of accounts receivable at July 3, 2010 and one customer that represented approximately 20.8% of accounts receivable at December 31, 2009.  These receivables were backed by irrevocable letters of credit.

The manufacturing segment's principal products are granite memorials and mausoleums used primarily in cemeteries and, to a lesser extent, specialized granite products for industrial applications.

Inter-segment revenues are accounted for as if the sales were to third parties. These are eliminated on consolidation in the statements of operations.

The following tables present unaudited segment information for the three and six month periods ended July 3, 2010 and July 4, 2009 (in thousands):

Three month period:

2010	Quarry	Manufacturing	Unallocated Corporate Overhead	Total
Total net revenues	$7,411	$8,025	$-	$15,436
Inter-segment net revenues	(773)	-	-	(773)

Net revenues	6,638	8,025	-	14,663

Total gross profit	2,397	2,405	-	4,802
Inter-segment gross profit	(263)	263	-	-

Gross profit	2,134	2,668	-	4,802

Selling, general and administrative expenses	496	1,106	669	2,271
Strategic options and lawsuit expenses			493	493
Other income, net			(52)	(52)
Income before interest and taxes	$1,638	$1,562	$(1,110)	$2,090

2009	Quarry	Manufacturing	Unallocated Corporate Overhead	Total
Total net revenues	$7,273	$7,512	$-	$14,785
Inter-segment net revenues	(361)	-	-	(361)

Net revenues	6,912	7,512	-	14,424

Total gross profit	1,817	2,360	-	4,177
Inter-segment gross profit	(71)	71	-	-

Gross profit	1,746	2,431	-	4,177

Selling, general and administrative expenses	583	1,058	692	2,333
Other income, net			(55)	(55)
Income before interest and taxes	$1,163	$1,373	$(637)	$1,899

Six month period:

2010	Quarry	Manufacturing	Unallocated Corporate Overhead	Total
Total net revenues	$11,697	$11,914	$-	$23,611
Inter-segment net revenues	(1,437)	-	-	(1,437)

Net revenues	10,260	11,914	-	22,174

Total gross profit	2,048	2,849	-	4,897
Inter-segment gross profit	(264)	264	-	-

Gross profit	1,784	3,113	-	4,897

Selling, general and administrative expenses	1,089	2,035	1,357	4,481
Strategic options and lawsuit expenses			493	493
Foreign exchange income	-	-	(84)	(84)
Other income, net			(145)	(145)
Income before interest and taxes	$695	$1,078	$(1,621)	$152

2009	Quarry	Manufacturing	Unallocated Corporate Overhead	Total
Total net revenues	$10,688	$10,326	$-	$21,014
Inter-segment net revenues	(652)	-	-	(652)

Net revenues	10,036	10,326	-	20,362
9

Total gross profit	1,592	2,463	-	4,055
Inter-segment gross profit	(71)	71	-	-

Gross profit	1,521	2,534	-	4,055

Selling, general and administrative expenses	1,130	2,026	1,733	4,889
Effect of pension curtailment	-	-	95	95
Other income, net			(144)	(144)
Income (loss) before interest and taxes	$391	$508	$(1,684)	$(785)

Net revenues by geographic area, based on shipping destination, for the three months ended July 3, 2010 and July 4, 2009 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net revenues:
China	$1,998	$2,591	$3,209	$3,436
Italy	235	30	442	35
Other foreign countries	68	26	127	101
	2,301	2,647	3,778	3,572
United States and Canada	12,362	11,777	18,396	16,790
Total net revenues	$14,663	$14,424	$22,174	$20,362

Net property, plant and equipment by geographic area are as follows (in thousands):
	July 3, 2010	December 31, 2009
United States	$26,566	$26,232
Canada	4,092	4,327
	$30,658	$30,559

(6)	Comprehensive Income (Loss)

Accumulated other comprehensive loss consists of the following components (in thousands):

	Foreign Currency Translation	Unfunded Pension Liability	Investment Available for Sale	Accumulated Other Comprehensive Loss
Balance at December 31, 2009	$3,028	$(7,569)	$(34)	$(4,575)
Changes in 2010	(75)	-	17	(58)
Balance at July 3, 2010	$2,953	(7,569)	(17)	(4,633)

Included in other comprehensive income/loss was a reclassification adjustment of $157,000 and $312,000 in 2010 and 2009, respectively for the unfunded pension liability.

Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009

Net income (loss)	$1,561	$1,433	$(531)	$(1,341)
Other comprehensive income (loss):

Foreign currency translation adjustment	(396)	545	(75)	448
Unrealized gain(loss) on investment in
available for sale securities	(13)	69	17	95
Pension related adjustment:
Curtailment	-	-	-	1,503
Pension liability adjustment, net of reclassification adjustment	-	-	-	2,517

Comprehensive income (loss)	$1,152	$2,047	$(589)	$3,222

(7)	Components of Net Periodic Benefit Cost

Components of net periodic benefit cost for the three months ended July 3, 2010 and July 4, 2009 are as follows (in thousands):

	NON-UNION PENSION BENEFITS		SALARY CONTINUATION BENEFITS		OTHER POST- EMPLOYMENT BENEFITS

	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Service cost	$-	$-	$-	$-	$2	$1
Interest cost	347	371	78	84	26	26
Expected return on plan assets	(379)	(302)	-	-	-	-
Amortization of prior service costs	-	-	20	28	15	12
Amortization of net actuarial loss	43	45	-	-	-	-
Net periodic benefit cost	$11	$114	$98	$112	$43	$39

Components of net periodic benefit cost for the six months ended July 3, 2010 and July 4, 2009 are as follows (in thousands):

	NON-UNION PENSION BENEFITS		SALARY CONTINUATION BENEFITS		OTHER POST-EMPLOYMENT BENEFITS

	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Service cost	$-	$65	$-	$-	$3	$2
Interest cost	694	758	157	168	52	52
Expected return on plan assets	(758)	(620)	-	-	-	-
Amortization of prior service costs	-	32	40	56	31	24
Amortization of net actuarial loss	86	200	-	-	-	-
Effect of curtailment	-	95	-		-
Net periodic benefit cost	$22	$530	$197	$224	$86	$78

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

The Company expects to contribute approximately $1.3 million to the defined benefit pension plan during 2010.  A $212,000 contribution was made during the quarter ended July 3, 2010 for 2010.  We also contributed $98,000 in January 2010 for the 2009 plan year.

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

In October 2007, the Company entered into a new credit facility with its existing lenders, the CIT Group/Business Credit and Chittenden Trust Company (the "Lenders") that will expire in October 2012 and is secured by substantially all assets of the Company located in the United States.  The credit facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable, inventory and certain fixed assets. Amounts outstanding were $-0- and $11,886,000 as of July 3, 2010 and $2,715,000 and $13,991,000 as of July 4, 2009 on the revolving credit facility and the term loan line of credit, respectively. Availability under the revolving credit facility was $11 million as of July 3, 2010. The credit facility financing agreement places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, make capital expenditures, repurchase stock and make investments or guarantees, without pre-approval by the Lenders.

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

Minimum Fixed Charge Coverage Ratio. The facility requires the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA), to the sum of income taxes paid, capital expenditures, interest and scheduled debt repayments be at least 1.10 for the trailing twelve-month period at the end of each quarter. Due to the non-cash impairment charges on the write-down of inventory and the corporate building we were in violation of the fixed charge coverage ratio covenant at December 31, 2008. We received a waiver of this covenant from the Lenders and amended the agreement as of March 30, 2009. The Company was in compliance with this covenant at July 3, 2010.

Total Liabilities to Net Worth Ratio. The credit facility also requires that the ratio of our total liabilities to net worth (the "Leverage Ratio") not exceed 2.25 for the first two quarters of 2009 and 2.00 for the remainder of the term of the loan. The Leverage Ratio excludes from the calculation the change in tangible net worth directly resulting from the Company's compliance with changes in accounting for pensions of $6.0 million.  As of July 3, 2010, we were in compliance with the Leverage Ratio covenant.

Canadian Facility. The Company's Canadian subsidiary has a line of credit agreement with the Royal Bank of Canada that is renewable annually. Under the terms of this agreement, a maximum of $2.5 million CDN may be advanced based on eligible accounts receivable, eligible inventory, and tangible fixed assets. The line of credit bears interest at the Canadian prime rate plus 0.5%. There was $-0- outstanding as of July 3, 2010 and July 4, 2009, respectively.

The Canadian subsidiary also has a non-revolving term loan with the Royal Bank of Canada which cannot exceed $4 million CDN bearing interest at the Canadian prime rate plus 0.95%. There was $3.5 million and $-0- outstanding as of July 3, 2010 and July 4, 2009, respectively. The effective interest rate was 3.45% as of July 3, 2010.

(10)	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2006 or Canadian tax authorities for years before 2004. However, even though the tax years are closed the tax attributes may remain open to adjustment.

Income tax expense in the first half of 2010 and 2009 result primarily from income at our Canadian subsidiary. Tax expense is calculated based on the estimated annual effective Canadian tax rate of 31% for 2010 and 2009.

In 2005, the Company adjusted its valuation allowance to fully reserve for the entire net U.S. deferred tax asset. At each subsequent period, including at the end of the second quarter of 2010, we reached a similar conclusion, therefore we have continued to fully reserve for the entire net U.S. deferred tax asset. We will continue to assess the valuation allowance on a regular basis and may reduce the valuation allowance if and/or when the Company has taxable income from its U.S. operations.

As of July 3, 2010 and December 31, 2009, the Company recorded no unrecognized tax benefits or liabilities related to uncertain tax positions.

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

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the short-term nature of these instruments. Investment securities are carried at fair value using level one inputs. The long-term and short-term debt instruments bear interest at variable rates, which at July 3, 2010 and December 31, 2009 we estimated to be at market.

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

As of July 3, 2010, the Company held various assets for sale, which were no longer being used in production, totaling $621,000 and $758,000 at December 31, 2009.  During the quarter ended July 3, 2010, we sold property located in Hardwick, Vermont with a book value of $137,000. The remaining assets have been classified as current assets held for sale. The estimated sales prices for the assets are expected to exceed the carrying values therefore no impairments were recognized.  Accordingly, these amounts have been reclassified from the term loan to current maturities of long term debt since the company is required to apply the proceeds from the sale of these assets, when they are sold, against the term loan.

(15)	Proposed Transaction and Exploration of Strategic Alternatives

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

The Board of Directors of the Company formed a special committee of independent directors (the "Committee") which retained financial advisors and legal counsel. On May 21, 2010, the Committee commenced a process to explore and consider possible strategic alternatives for the Company while it continues to evaluate the proposal from Swenson.  The Company's shareholders and others considering trading in its securities have been cautioned that no decisions had been made by the Committee or the Board of Directors as to the Company's response to the proposal or actions it may consider in light of the Swenson proposal or the exploration of possible strategic alternatives. See Item 1A - "Risk Factors" of this Form 10-Q.

(16)	Litigation

A purported shareholder of Rock of Ages has commenced a purported class action lawsuit against Rock of Ages, all of the members of its Board of Directors and certain officers, and Swenson, in connection with the acquisition proposal submitted by Swenson on May 6, 2010 to Rock of Ages' Board of Directors. The plaintiff alleges, among other things, that the directors and named officer defendants of Rock of Ages breached their fiduciary duties in connection with the Swenson proposal, that Swenson's proposed offer is inadequate, and that the persons constituting a group with Swenson with respect to the Swenson proposal, including Rock of Ages' controlling shareholders, would benefit from the proposed transaction to the detriment of Rock of Ages' other shareholders. The plaintiff seeks, among other things, damages and injunctive relief against the consummation of the transaction proposed by Swenson.  Rock of Ages believes the complaint is without merit and is engaged in a vigorous defense.

(17)	Subsequent Events

We have reviewed subsequent events and concluded that no material subsequent events have occurred that are not accounted for in the accompanying financial statements or disclosed in the accompanying notes.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Rock of Ages is an integrated quarrier and manufacturer of granite and products manufactured from granite. During the first half of 2010, we had two business segments:  quarry and manufacturing. The quarry division sells granite blocks to the manufacturing division and to outside manufacturers, as well as to customers outside North America. The manufacturing division's principal products are granite memorials and mausoleums used primarily in cemeteries. It also manufactures specialized granite products for industrial applications.

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

In the second quarter of 2010 total revenue increased $239,000 or 2% from the same period last year mainly due to increased sales of industrial products. Total gross profit increased $625,000 from the same period last year.  SG&A expenses increased 19% or $434,000 due to costs associated with the consideration of the Swenson proposal, and the process commenced by the special committee of independent directors (the "Committee") to explore and consider strategic alternatives for the Company (the "Strategic Process"), as well as costs associated with defending against the shareholder lawsuit described in Part II, Item 1 of this Report. Total net income increased by $128,000 over the same period last year.

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

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Net Revenues:
Quarry	45.3%	47.9%	46.3%	49.3%
Manufacturing	54.7%	52.1%	53.7%	50.7%

Total net revenues	100.0%	100.0%	100.0%	100.0%

Gross Profit:
Quarry	32.1%	25.3%	17.4%	15.2%
Manufacturing	33.2%	32.4%	26.1%	24.5%

Total gross profit	32.7%	29.0%	22.1%	19.9%

Selling, general and administrative expenses:
Quarry	7.5%	8.4%	10.6%	11.3%
Manufacturing	13.8%	14.1%	17.1%	19.6%
Corporate overhead	4.6%	4.8%	6.1%	8.5%
Strategic options and lawsuit expenses	3.4%	-	2.2%	-
Effect of pension curtailment	-	-	-	0.5%
Foreign exchange loss (income)	-	-	(0.4%)	-
Other income, net	(0.4%)	(0.4%)	(0.7%)	(0.7%)

Total SG&A expenses	18.5%	15.8%	21.4%	23.8%

Income (loss) before interest and income taxes	14.2%	13.2%	0.7%	(3.9%)

Interest expense	1.9%	2.3%	2.6%	2.6%

Income (loss) before income taxes	12.3%	10.9%	(1.9%)	(6.5%)

Income tax expense	1.7%	1.0%	0.5%	0.1%

Net income (loss)	10.6%	9.9%	(2.4%)	(6.6%)

Three Months Ended July 3, 2010 Compared to Three Months Ended July 4, 2009

On a consolidated basis for the three-month period ended July 3, 2010, compared to the three-month period ended July 4, 2009, revenue increased $239,000 or 2%, gross profit increased $625,000 or 15% and total operating expenses increased $434,000 or 19%. The Company reported net income of $1.6 million in the second quarter of 2010 compared to $1.4 million for the second quarter of 2009.

Quarry Segment Analysis

In the second quarter of 2010 revenues in our quarry division decreased $274,000 or 4% from the same period last year mainly due to decreased export sales of Bethel White. We continue to see good demand for our export stone and believe Bethel will get back to historical levels. However, even with the decrease in sales, gross profit increased $388,000 from the same period last year mainly due to increased profit margins in our Stanstead, Salisbury and Gardenia quarries. In each of these quarries the cost per cubic foot has decreased and the gross profit margins have increased.

SG&A expenses decreased 15% or $87,000 due to decreased pension and legal expenses. Therefore the quarry divisional operating income increased 41% or $475,000 compared to the same period last year.

Manufacturing Segment Analysis

Revenue in our manufacturing division was $513,000 higher in the second quarter of 2010 than the same period last year. The increase in manufacturing revenue is due to increased shipments of industrial products. The plant in Canada had increased monumental shipments, however, that increase was more than offset by decreased monumental shipments in the U.S. plant, mainly due to decreased shipments of mausoleums and features in this quarter compared to the same quarter last year.

Gross profit for the second quarter of 2010 was $237,000 or 10% higher than the same period last year. The gross profit margin increased from 32% to 33%.

SG&A costs for the quarter ended July 3, 2010 for the manufacturing division increased $48,000 or 5% compared to the quarter ended July 4, 2009. This increase is due primarily to increased travel and incentive expenses for the Beebe plant, increased commission expenses for the industrial products division and the increase in the Canadian exchange rate. The manufacturing operating income was $189,000 higher than last year's second quarter.

Consolidated Items

Corporate overhead, consisting of operating costs not directly related to an operating segment, decreased 3%, or
16

$23,000, for the quarter ended July 3, 2010 compared to the quarter ended July 4, 2009 due in part to decreased legal expenses and Delaware franchise tax accruals which were partially offset by increased bank charges, travel expenses and incentive accrual. In the second quarter of 2010 we incurred $336,000 in costs related to the Strategic Process and we incurred $157,000 in costs related to the shareholder lawsuit Described in Part II, Item 1 of this Report.

Other income, which includes rental income from non-operating properties, was up 6%, or $3,000, in the second quarter of 2010.

Due to the decreased level of U.S. debt in 2010 net interest expense decreased $52,000, or 16%, for the quarter ended July 3, 2010 compared to the quarter ended July 4, 2009. On March 30, 2009, we reached a definitive agreement with our lenders on the conditions of the grant of a waiver from compliance with certain covenants contained in our Amended and Restated Financing Agreement. In consideration of the consents and waivers the unused line fee went from .25% to .50% and the existing interest rate pricing grid was changed and interest rates increased approximately 3%. Despite the higher rates the decreased level of debt resulted in a decrease in interest expense.

Income tax expense was $250,000 for the quarter ended July 3, 2010, compared to $135,000 for the same quarter in 2009. The tax expense reported in both periods was primarily due to our Canadian subsidiary and is more in 2010 than 2009 due to a larger second quarter net income in our Canadian subsidiary and the increase in the exchange rate. During the first quarter of both years we continued to fully reserve against all our U.S. deferred tax assets.

Six Months Ended July 3, 2010 Compared to Six Months Ended July 4, 2009

On a consolidated basis for the six-month period ended July 3, 2010, compared to the six-month period ended July 4, 2009, revenue increased $1.8 million or 9%, gross profit increased $842,000 or 21% and total operating expenses decreased $95,000 or 2%. The Company reported a net loss of $531,000 in the second quarter of 2010 compared to a loss of $1.3 million for the second quarter of 2009.

Quarry Segment Analysis

In the first half of 2010 revenues in our quarry division increased $224,000 or 2% from the same period last year mainly due to increased sales of Stanstead and Gardenia. The increase in the sales of Stanstead is due in part to the purchase of the Polycor quarry which was completed in April 2009. Gross profit increased $263,000 from the same period last year mainly due to increased profit margins in our Stanstead, Salisbury and Gardenia quarries. In each of these quarries the cost per cubic foot has decreased and the gross profit margins have increased. Due to better recovery rates, the production in Stanstead in the first six months of 2010 has been more than double the amount in the same period of 2009. In 2010 we had a mild winter so the men started working sooner in 2010 than in 2009 therefore production was much better. Production in both Salisbury and Gardenia is better in 2010 due to the development we have done in each of those quarries and the fact that we have moved to the next level in the quarry.

SG&A expenses decreased 4% or $41,000 due to decreased pension, office and legal expenses. These decreases are somewhat offset by increases in sales travel and convention expenses and incentive accrual. Therefore the quarry divisional operating income increased 78% or $304,000 compared to the same period last year.

Manufacturing Segment Analysis

Revenue in our manufacturing division was $1.6 million higher in the first half of 2010 than the same period last year. The increase in manufacturing revenue is due to increased shipments of industrial products and monumental shipments from our plant in Canada and a small increase in shipments in the U.S. plant.

Gross profit for the first half of 2010 was $579,000 or 23% higher than the same period last year. The gross profit margin increased from 25% to 26% due to the larger profit margin for industrial products.

SG&A costs for the six-month period ended July 3, 2010 for the manufacturing division increased slightly, $9,000, compared to the six-month period ended July 4, 2009. The manufacturing operating income was $570,000 higher than the same period last year.

Consolidated Items

Corporate overhead, consisting of operating costs not directly related to an operating segment, decreased 22%, or $376,000, for the six-month period ended July 3, 2010 compared to the six-month period ended July 4, 2009 due to decreased pension, legal and accounting expenses and Delaware franchise tax accruals. The decreases were somewhat offset by increased bank fees and accruals for incentive payments. In the first half of 2010 we incurred $336,000 in costs related to the Strategic Process and $157,000 in costs related to the shareholder lawsuit described in Part II, Item 1of this Report.

Other income, which includes rental income from non-operating properties, was comparable to the prior year.

Effective March 31, 2009 the Company's defined benefit pension plan was amended by freezing membership and future benefits in the plan. Accordingly, we recognized an additional pension expense of $95,000 as the effect of the pension curtailment in the first half of 2009. There was no comparable expense in 2010.

Net interest expense increased $36,000, or 7%, for the six-month period ended July 3, 2010 compared to the six-month period ended July 4, 2009. On March 30, 2009, we reached a definitive agreement with our lenders on the conditions of the grant of a waiver from compliance with certain covenants contained in our Amended and Restated Financing Agreement. In consideration of the consents and waivers the unused line fee went from .25% to .50% and the existing interest rate pricing grid was changed and interest rates increased approximately 3%.

Income tax expense was $110,000 for the six-month period ended July 3, 2010, compared to $19,000 for the same six-month period in 2009. The tax expense reported in both periods was primarily due to our Canadian subsidiary and is more in 2010 than 2009 due to a larger first half net income in our Canadian subsidiary and the increase in the exchange rate. During the first half of both years we continued to fully reserve against all our U.S. deferred tax assets.

Liquidity and Capital Resources

Historically, we have met our short-term liquidity requirements primarily from cash generated by operating activities and periodic borrowings under the commercial credit facilities described below. Our $50 million credit facility with our Lenders was renewed on October 24, 2007 for a term of five years.

We have historically contributed between $800,000 and $1.0 million per year to the defined benefit pension plan.  We expect to contribute $1.3 million to the defined benefit plan this year, which, we believe, we will be able to fund either from cash from operations or borrowing under our credit facilities.  A $212,000 contribution was made during the quarter ended July 3, 2010 for 2010.  We also contributed $98,000 in January 2010 for the 2009 plan year. See note 7 of the Notes to Unaudited Consolidated Financial Statements.

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

Cash Flows

At July 3, 2010, we had cash and cash equivalents of $2.2 million and working capital of $21.2 million, compared to $1.7 million of cash and cash equivalents and working capital of $21.1 million at December 31, 2009.

Cash Flows from Operations. Net cash provided by operating activities was $246,000 for the six-month period ended July 3, 2010 compared to net cash provided by operating activities of $6.6 million in the six-month period ended July 4, 2009. The decrease in cash flow from operations is due primarily to the decrease in the amount of collections on accounts receivable and the change in inventory in the first half of 2010 compared to 2009. The significant decrease in trade receivables in 2009 was partly due to the high level of receivables as of December 31, 2008 which was driven by a very large sale at the end of the year of $1.4 million and the high level of sales in Q4 2008 in general - especially quarry export sales. Combine this with a very low level of accounts receivable at the end of 2009 and accounts receivable goes from a source of funds of $4.6 million in the first half of 2009 to a use of funds of $1.3 million in the first half of 2010.

Cash Flows from Investing Activities. Cash flows used in investing activities were $1.1 million in the first half of 2010 compared to $2.3 million for the same period in 2009. In 2010 we spent $1.3 million for capital expenditures, of which, $819,000 was for quarry development. In 2009, we purchased property, plant and equipment (PP&E) totaling $1.2 million less $123,000 received on sales of assets plus $1.3 million for a quarry in Canada. Cash used in investing activities comes from either borrowings under our credit facilities or from operations.

Cash Flows from Financing Activities. Net cash provided by financing activities in the six-month period ended July 3, 2010 was $1.3 million which consisted of $4 million in gross proceeds from long-term debt of our Canadian subsidiary less $2.5 million paid on long-term debt in the U.S. and Canada plus $216,000 paid on the revolving line of credit. This compares to $4.8 million used in financing activities in the six-month period ended July 4, 2009 which consisted of repayments on the long-term debt of $135,000 and net repayments on the revolving line of credit of $4.7 million.

CIT Credit Facility

We have a credit facility with the CIT Group/Business Credit and Chittenden Trust Company (the "Lenders") that is scheduled to expire in October 2012 and is secured by substantially all assets of the Company located in the United States. The credit facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable, inventory and certain fixed assets. Amounts outstanding were $-0- and $11,886,000 as of July 3, 2010 and $2,715,000 and $13,991,000 as of July 4, 2009 on the revolving credit facility and the term loan line of credit, respectively. Availability under the revolving credit facility was $11 million as of July 3, 2010. The credit facility financing agreement places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, make capital expenditures, repurchase stock and make investments or guarantees, without pre-approval by the Lenders.  The credit facility requires a minimum fixed charge coverage ratio and a total liabilities to net worth ratio. See footnote No. 9 to the financial statements for more details.

Interest Rates. We can elect the interest rate under the credit facility based on the prime rate or LIBOR for both the revolving credit facility and the term loan. The revolving credit facility's rate is based on Prime plus 3% or LIBOR plus 4% with a 2% floor for LIBOR. The term loan's rate is based on Prime plus 3.5% or LIBOR plus 4.5% with a 2% floor for LIBOR.

The rates in effect as of July 3, 2010 were as follows:

	Amount	Formula	Effective Rate
Revolving Credit Facility	$-	Prime + 3.00%	6.25%
Term Loan	$2.9 million	Prime + 3.50%	6.75%
Term Loan	$9.0 million	Libor + 4.5%	6.50%

Canadian Credit Facility

The Company's Canadian subsidiary has a line of credit agreement with the Royal Bank of Canada that is renewable annually. Under the terms of this agreement, a maximum of $2.5 million CDN may be advanced based on eligible accounts receivable, eligible inventory, and tangible fixed assets.  The line of credit bears interest at the Canadian prime rate plus 0.5%.  There was $-0- outstanding as of July 3, 2010 and July 4, 2009, respectively.

The Canadian subsidiary also has a non-revolving term loan which cannot exceed $4 million CDN bearing interest at the Canadian prime rate plus 0.95%. There was $3.5 million and $-0- outstanding as of July 3, 2010 and July 4, 2009, respectively. The effective rate was 3.45% as of July 3, 2010.

Off-Balance Sheet Arrangements

With the exception of our operating leases, we do not have any off-balance sheet arrangements, and we do not have, nor do we engage in, transactions with any special purpose entities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
19

The Company has financial instruments that are subject to interest rate risk, principally debt obligations under its credit facilities. Historically, the Company has not experienced material gains or losses due to interest rate changes. Based on the July 3, 2010 outstanding borrowings under the credit facilities of $15.4 million, the impact of a 1% increase in the interest rates would be approximately $154,000 a year.

The Company is subject to foreign currency exchange rate risk primarily from the operations of its Canadian subsidiary. At July 3, 2010, the Canadian subsidiary had total assets of $12.1 million exposed to changes in the Canadian/U.S. dollar exchange rate.  The impact of the change in the exchange rate in the first six months of 2010 was ($75,000) due to a slight decrease in the value of the Canadian dollar.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. The Company, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended as of the end of the period covered by this report.  Based on this evaluation, our CEO and CFO have determined, that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Management has concluded that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company's financial position, results of operations and cash flows for the periods and dates presented.

Changes in Internal Control Over Financial Reporting. There have been no significant changes in the Company's internal control over financial reporting identified during the quarter ended July 3, 2010.

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

A purported shareholder of Rock of Ages has commenced a purported class action lawsuit against Rock of Ages, all of the members of its Board of Directors and certain officers, and Swenson, in connection with the acquisition proposal submitted by Swenson on May 6, 2010 to Rock of Ages' Board of Directors. The plaintiff alleges, among other things, that the directors and named officer defendants of Rock of Ages breached their fiduciary duties in connection with the Swenson proposal, that Swenson's proposed offer is inadequate, and that the persons constituting a group with Swenson with respect to the Swenson proposal, including Rock of Ages' controlling shareholders, would benefit from the proposed transaction to the detriment of Rock of Ages' other shareholders. The plaintiff seeks, among other things, damages and injunctive relief against the consummation of the transaction proposed by Swenson.  Rock of Ages believes the complaint is without merit and is engaged in a vigorous defense.

Item 1A.	Risk Factors

Other than the risk factors described below, there have been no material changes to the risk factors previously
20

disclosed in Part I, Item 1A of the Company's 2009 Annual Report.

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

The Board of Directors has formed a special committee of independent directors (the "Special Committee") which has retained financial advisors and legal counsel. On May 21, 2010, the Committee commenced a process to explore and consider possible strategic alternatives for the Company while it continues to evaluate the proposal from Swenson.  The Company's shareholders and others considering trading in its securities are cautioned that no decisions have been made by the Special Committee or the Board of Directors as to the Company's response to the proposal or actions it may consider in light of the proposal or the exploration of possible strategic alternatives.  There can be no assurance that either the Swenson Proposal or any proposal received in connection with the exploration of strategic alternatives will lead to a definitive acquisition agreement, or that a transaction contemplated by the Swenson Proposal or any other transaction will be approved or completed.

The Company will be responsible for payment of the fees and expenses of the Special Committee's financial advisor and counsel, as well as of its own counsel; such fees and expenses could be significant and adversely impact the Company's results of operations.

A purported shareholder of Rock of Ages has commenced a purported class action lawsuit against Rock of Ages, all of the members of its Board of Directors and certain officers, and Swenson Granite Company, LLC ("Swenson"), in connection with the acquisition proposal submitted by Swenson on May 6, 2010 to Rock of Ages' Board of Directors.

The plaintiff alleges, among other things, that the directors and named officer defendants of Rock of Ages breached their fiduciary duties in connection with the Swenson proposal, that Swenson's proposed offer is inadequate, and that the persons constituting a group with Swenson with respect to the Swenson proposal, including Rock of Ages' controlling shareholders, would benefit from the proposed transaction to the detriment of Rock of Ages' other shareholders. The plaintiff seeks, among other things, damages and injunctive relief against the consummation of the transaction proposed by Swenson.  Rock of Ages believes the complaint is without merit and is engaged in a vigorous defense.

There can be no assurance that we will prevail in our defense and even if we do, the legal fees and expenses related to this lawsuit will be significant and may adversely impact the Company's results of operations.

If we are unable to affirm the effectiveness of our internal controls over financial reporting in future years, the market value of our common stock could be adversely affected.

We must report on our internal controls over financial reporting as of the end of each fiscal quarter and as of the end of each fiscal year.  In 2007 we disclosed material weaknesses in our internal controls over financial reporting in Item 9A(T) - Controls and Procedures of the Annual Report on Form 10-K. In 2008 we remediated the weaknesses and accordingly reported no material weaknesses in our internal controls over financial reporting as of December 31, 2008 and December 31, 2009. However, we cannot assure you that we will continue to be able to report that our internal controls over financial reporting are effective as of December 31, 2010 and subsequent fiscal year end dates, respectively. In this event, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the market value of our Class A Common Stock.

21

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

22

SIGNATURE Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ROCK OF AGES CORPORATION

Dated: August 17, 2010	By: /s/ Laura A Plude Laura A. Plude Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

23

EXHIBIT INDEX

Number	Exhibits

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

24