Form 10-Q
period 2010-10-02
ROCK OF AGES CORP
filed 2010-11-16
CIK 84581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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

As of November 12, 2010, 4,812,342 shares of Class A Common Stock and 2,603,721 shares of Class B Common Stock of the registrant were outstanding.

ROCK OF AGES CORPORATION

INDEX

Form 10-Q for the Quarterly Period
Ended October 2, 2010

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

  uncertainties related to the purported class action lawsuit filed in connection with the acquisition proposal received from Swenson Granite Company LLC ("Swenson") on May 6, 2010 and the purported class action lawsuit filed in connection with the recently announced merger agreement (the "Merger Agreement") among the Company, Swenson and Granite Acquisition, LLC ("Merger Sub");

  unanticipated overhead or other expenses, including expenses in connection with the Merger Agreement and the transactions contemplated thereby;

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

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements

ROCK OF AGES CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in thousands, except par value amounts)

	October 2,	December 31,
ASSETS	2010	2009
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$1,163	$1,713
Trade receivables, net	10,954	7,241
Inventories	14,845	15,077
Income taxes receivable	129	429
Other current assets	1,220	1,191
Assets held for sale	621	758
Total current assets	28,932	26,409
Property, plant and equipment, net	30,551	30,559
Identified intangible assets, net	458	582
Goodwill	387	387
Other long term assets	235	515
Total assets	$60,563	$58,452
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under line of credit	$-	$214
Current maturities of long-term debt	1,315	801
Trade payables	1,851	1,285
Accrued expenses	2,612	1,264
Salary continuation and other post-employment benefits	702	691
Customer deposits	1,233	774
Income taxes payable	53	-
Current deferred tax liabilities	-	236
Total current liabilities	7,766	5,265
Long-term debt, excluding current installments	11,660	13,361
Salary continuation liability, net of current portion	5,218	5,386
Accrued pension cost	4,322	4,810
Deferred salary liability	1,504	1,504
Accrued other post-employment benefits, net of current portion	1,603	1,622
Total liabilities	32,073	31,948

Stockholders' equity:
Preferred stock - No par value; 2,500,000 shares authorized; No shares issued or outstanding
Common stock - Class A, No par value; 30,000,000 shares authorized; 4,812,342 shares issued and outstanding as of October 2, 2010 and December 31, 2009	48	48
Common stock - Class B, No par value; 15,000,000 shares authorized; 2,603,721 shares issued and outstanding as of October 2, 2010 and December 31, 2009	26	26
Additional paid-in capital	65,790	65,751
Accumulated deficit	(33,077)	(34,746)
Accumulated other comprehensive loss	(4,297)	(4,575)
Total stockholders' equity	28,490	26,504
Total liabilities and stockholders' equity	$60,563	$58,452

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net revenues:
Quarry	$8,037	$5,914	$18,298	$15,949
Manufacturing	7,719	6,967	19,633	17,293

Total net revenues	15,756	12,881	37,931	33,242
Cost of goods sold:
Quarry	5,114	4,003	13,591	12,516
Manufacturing	5,322	4,945	14,123	12,737

Total cost of goods sold	10,436	8,948	27,714	25,253
Gross profit:
Quarry	2,923	1,911	4,707	3,433
Manufacturing	2,397	2,022	5,510	4,556

Total gross profit	5,320	3,933	10,217	7,989
Operating expenses:
Selling, general and administrative expenses:
Quarry	604	503	1,694	1,633
Manufacturing	1,133	938	3,168	2,964
Corporate overhead	622	660	1,977	2,393
Strategic options and lawsuit expenses	358	-	852	-
Effect of pension curtailment	-	-	-	95
Foreign exchange loss (income)	-	-	(83)	-
Other income, net	(46)	(76)	(191)	(219)

Total selling, general and administrative expenses	2,671	2,025	7,417	6,866

Income before interest expense and income taxes	2,649	1,908	2,800	1,123

Interest expense, net	254	334	827	871

Income before income taxes	2,395	1,574	1,973	252

Income tax expense	195	40	305	59

Net income	$2,200	$1,534	$1,668	$193

Net income per share - basic	$0.30	$0.21	$0.22	$0.03
Net income per share - diluted	0.30	0.21	0.22	0.03
Weighted average number of common shares outstanding - basic	7,416	7,416	7,416	7,416
Weighted average number of common shares outstanding - diluted	7,451	7,416	7,435	7,416

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	October 2,	October 3,
	2010	2009

Cash flows from operating activities:
Net income	$1,668	$193
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	(79)	(49)
Loss on sale of marketable securities	11	-
Depreciation, depletion and amortization	1,796	1,840
Deferred taxes	(238)	-
Stock compensation expense	40	46
Changes in operating assets and liabilities:
Trade receivables, net	(3.663)	4,321
Inventories	356	2,004
Other assets	526	(113)
Trade payables, accrued expenses and income taxes	1,937	(678)
Customer deposits	459	348
Salary continuation and pension	(666)	(420)
Other liabilities	-	(20)

Net cash provided by operating activities	2,147	7,472

Cash flows from investing activities:
Purchases of other property, plant and equipment	(1,633)	(1,406)
Proceeds from sale of assets	246	243
Proceeds from sale of marketable securities	48	-
Purchase of land and granite reserves	-	(1,428)

Net cash used in investing activities	(1,339)	(2,591)

Cash flows from financing activities:
Net repayments under lines of credit	(216)	(4,863)
Principal borrowings on long-term debt	3,967	-
Principal payments on long-term debt	(5,198)	(251)

Net cash used in financing activities	(1,447)	(5,114)

Effect of exchange rate changes on cash	89	187

Net decrease in cash and cash equivalents	(550)	(46)

Cash and cash equivalents, beginning of period	1,713	888

Cash and cash equivalents, end of period	$1,163	$842

Supplemental cash flow information:
Cash paid during the period for:
Interest	$864	$906
Income taxes	198	274

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROCK OF AGES CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

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

The Company's fiscal year ends on December 31 and its fiscal quarters are the 13-week periods ending on the Saturday nearest March 31, June 30 and September 30. As a result, the first and fourth quarter may be more or less than 13 weeks, by 1 to 6 days, which can affect comparability between periods. The third quarters of 2010 and 2009 each have 91 days.

(2)	Stock-Based Compensation

The following tables set forth stock option activity for the periods ended October 2, 2010 and October 3, 2009 and information on outstanding and exercisable options at such dates:

	Nine Months Ended
	October 2, 2010			October 3, 2009
	Number Of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at beginning of period	314,000	$4.08		324,000	$4.06

Granted	-	-		20,000	2.63
Exercised	-	-		-	-
Canceled	-	-		(20,000))	3.05
Outstanding at end of period	314,000	$4.08	$257,375	324,000	$4.04	$97,500
Exercisable at end of period	193,500	$4.82	$97,150	155,000	$5.25	$17,420
Weighted average remaining contractual life	5.5			6.6 years

(3)	Inventories

Inventories consist of the following (in thousands):	October 2,	December 31,
	2010	2009
Raw materials	$9,366	$10,402
Work-in-process	1,477	1,057
Finished goods and supplies	4,002	3,618
	$14,845	$15,077

The finished goods and supplies inventory includes $1,810,000 and $1,905,000 of retail display inventory as of October 2, 2010 and December 31, 2009, respectively that is located at various retail locations and is consigned to PKDM Holdings Inc., ("PKDM") the owner of the Company's former retail division. PKDM is responsible for purchasing this inventory at the Company's book value, as it is sold, plus any inventory remaining after the tenth anniversary of the transaction (January 2018).

(4)	Earnings Per Share

The following is a reconciliation of shares used in calculating basic and diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Basic weighted average shares	7,416	7,416	7,416	7,416
Effect of dilutive stock options	35	-	19	-
Diluted weighted average shares	7,451	7,416	7,435	7,416

Options to purchase 136,500 shares of Class A common stock were outstanding at October 2, 2010, but were not included in the computation of diluted earnings per share for the three and nine months ended October 2, 2010 because they were out of the money.

Options to purchase 324,000 shares of Class A common stock were outstanding at October 3, 2009, but were not included in the computation of diluted earnings per share for the three and nine months ended October 3, 2009 because they were out of the money.

(5) Segment Information

The Company is organized based on the products and services it offers. The Company operates in two segments: quarry and manufacturing.

The quarry segment extracts granite from the ground and sells it to either the Company's manufacturing segment or to outside manufacturers, as well as to distributors in Europe and China. There were two quarry customers that represented approximately 25.8% of accounts receivable at October 2, 2010 and one customer that represented approximately 20.8% of accounts receivable at December 31, 2009.  These receivables were backed by irrevocable letters of credit.

The manufacturing segment's principal products are granite memorials and mausoleums used primarily in cemeteries and, to a lesser extent, specialized granite products for industrial applications.

Inter-segment revenues are accounted for as if the sales were to third parties. These are eliminated on consolidation in the statements of operations.

The following tables present unaudited segment information for the three and nine month periods ended October 2, 2010 and October 3, 2009 (in thousands):

Three month period:
2010	Quarry	Manufacturing	Unallocated Corporate Overhead	Total
Total net revenues	$8,700	$7,719	$-	$16,419
Inter-segment net revenues	(663)	-	-	(663)

Net revenues	8,037	7,719	-	15,756

Total gross profit	3,135	2,185	-	5,320
Inter-segment gross profit	(212)	212	-	-

Gross profit	2,923	2,397	-	5,320
8

Selling, general & administrative expenses	604	1,133	622	2,359
Strategic options and lawsuit expenses	-	-	358	358
Other income, net	-	-	(46)	(46)
Income before interest and taxes	$2,319	$1,264	$(934)	$2,649

2009	Quarry	Manufacturing	Unallocated Corporate Overhead	Total
Total net revenues	$6,486	$6,967	$-	$13,453
Inter-segment net revenues	(572)	-	-	(572)

Net revenues	5,914	6,967	-	12,881

Total gross profit	2,074	1,859	-	3,933
Inter-segment gross profit	(163)	163	-	-

Gross profit	1,911	2,022	-	3,933

Selling, general & administrative expenses	503	938	660	2,101
Other income, net	-	-	(76)	(76)
Income before interest and taxes	$1,408	$1,084	$(584)	$1,908

 Nine month period:

2010	Quarry	Manufacturing	Unallocated Corporate Overhead	Total
Total net revenues	$20,398	$19,633	$-	$40,031
Inter-segment net revenues	(2,100)	-	-	(2,100)

Net revenues	18,298	19,633	-	37,931

Total gross profit	5,183	5,034	-	10,217
Inter-segment gross profit	(476)	476	-	-

Gross profit	4,707	5,510	-	10,217

Selling, general & administrative expenses	1,694	3,168	1,977	6,839
Strategic options and lawsuit expenses	-	-	852	852
Foreign exchange income	-	-	(83)	(83)
Other income, net	-	-	(191)	(191)
Income before interest and taxes	$3,013	$2,342	$(2,555)	$2,800

2009	Quarry	Manufacturing	Unallocated Corporate Overhead	Total
Total net revenues	$17,175	$17,293	$-	$34,468
Inter-segment net revenues	(1,226)	-	-	(1,226)

Net revenues	15,949	17,293	-	33,242

Total gross profit	3,667	4,322	-	7,989
Inter-segment gross profit	(234)	234	-	-

Gross profit	3,433	4,556	-	7,989

Selling, general & administrative expenses	1,633	2,964	2,393	6,990
Effect of pension curtailment	-	-	95	95
Other income, net	-	-	(219)	(219)
Income (loss) before interest and taxes	$1,800	$1,592	$(2,269)	$1,123
9

Net revenues by geographic area, based on shipping destination, for the three and nine months ended October 2, 2010 and October 3, 2009 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net revenues:
China	$3,332	$1,741	$6,541	$5,177
Italy	138	68	580	103
Other foreign countries	19	90	146	191
	3,489	1,899	7,267	5,471
United States and Canada	12,267	10,982	30,664	27,771
Total net revenues	$15,756	$12,881	$37,931	$33,242

Net property, plant and equipment by geographic area are as follows (in thousands):
	October 2, 2010	December 31, 2009
United States	$26,488	$26,232
Canada	4,063	4,327
	$30,551	$30,559

(6)	Comprehensive Income (Loss)

Accumulated other comprehensive loss consists of the following components (in thousands):

	Foreign Currency Translation	Unfunded Pension Liability	Investment Available for Sale	Accumulated Other Comprehensive Loss
Balance at December 31, 2009	$3,028	$(7,569)	$(34)	$(4,575)
Changes in 2010	252	-	26	278
Balance at October 2, 2010	$3,280	(7,569)	(8)	(4,297)

Included in other comprehensive income/loss was a reclassification adjustment of $235,000 and $397,000 in 2010 and 2009, respectively for the unfunded pension liability.

Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Net income	$2,200	$1,534	$1,668	$193
Other comprehensive income:
Foreign currency translation adjustment	327	752	252	1,200
Unrealized gain on investment in
available for sale securities	9	-	26	95
Pension related adjustment:
Curtailment	-	-	-	1,503
Pension liability adjustment, net of reclassification adjustment	-	-	-	2,517

Comprehensive income	$2,536	$2,286	$1,946	$5,508

(7)	Components of Net Periodic Benefit Cost

Components of net periodic benefit cost for the three months ended October 2, 2010 and October 3, 2009 are as follows (in thousands):
	NON-UNION PENSION BENEFITS		SALARY CONTINUATION BENEFITS		OTHER POST-EMPLOYMENT BENEFITS

	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Service cost	$-	$-	$-	$-	$2	$1
Interest cost	347	371	78	84	26	26
Expected return on plan assets	(379)	(302)	-	-	-	-
Amortization of prior service costs	-	-	20	28	15	12
Amortization of net actuarial loss	43	45	-	-	-	-
Net periodic benefit cost	$11	$114	$98	$112	$43	$39

Components of net periodic benefit cost for the nine months ended October 2, 2010 and October 3, 2009 are as follows (in thousands):

	NON-UNION PENSION BENEFITS		SALARY CONTINUATION BENEFITS		OTHER POST-EMPLOYMENT BENEFITS

	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Service cost	$-	$65	$-	$-	$5	$3
Interest cost	1,041	1,129	235	252	78	78
Expected return on plan assets	(1,137)	(922)	-	-	-	-
Amortization of prior service costs	-	32	60	84	46	36
Amortization of net actuarial loss	129	245	-	-	-	-
Effect of curtailment	-	95	-	-	-	-
Net periodic benefit cost	$33	$644	$295	$336	$129	$117

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

The Company expects to contribute approximately $850,000 to the defined benefit pension plan during 2010.  A $212,000 contribution was made during the quarter ended October 2, 2010, bringing the total contribution to $423,000 for 2010.  We also contributed $98,000 in January 2010 for the 2009 plan year.

(8)	Recent Accounting Pronouncements

Effective January 1, 2010, the Company adopted new accounting guidance on fair value measurements and disclosures. The new guidance requires more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The adoption of this new accounting guidance did not have a material effect on the Company's financial position or results of operations.

(9)	Credit Facility

In October 2007, the Company entered into a new credit facility with its existing lenders, the CIT Group/Business Credit and Chittenden Trust Company (the "Lenders") that will expire in October 2012 and is secured by substantially all assets of the Company located in the United States.  The credit facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable, inventory and certain fixed assets. Amounts outstanding were $-0- and $11,206,000 as of October 2, 2010 and $2,565,000 and $13,886,000 as of October 3, 2009 on the revolving credit facility and the term loan line of credit, respectively. Availability under the revolving credit facility was $12.9 million as of October 2, 2010. The credit facility financing agreement places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, make capital expenditures, repurchase stock and make investments or guarantees, without pre-approval by the Lenders.

Repayment Terms. As the aggregate unpaid principal balance of the outstanding term loan is less than $17,500,000, quarterly principal payments are no longer required. The principal balance is payable in full on the expiration date of the facility in October 2012.  The Company does have the right to make voluntary pre-payments on the term loan.  In the first quarter of 2010 our Canadian subsidiary borrowed $4 million on its term loan. The proceeds, net of the Canadian withholding tax, were used to pay $2 million on the term debt with the remainder used for working capital. During the second and third quarters the company voluntarily pre-paid an additional $680,000 on its term loan.  The revolving credit facility is paid down daily with all proceeds received by the Company.

The Company is required to repay its term loan to the extent it sells certain assets collateralizing the loan. Accordingly, the Company has classified a portion of the term loan as a current liability based on the estimated proceeds of fixed assets classified as held for sale.

Minimum Fixed Charge Coverage Ratio. The facility requires the ratio of the sum of earnings before interest, taxes, depreciation and amortization (EBITDA), to the sum of income taxes paid, capital expenditures, interest and scheduled debt repayments be at least 1.10 for the trailing twelve-month period at the end of each quarter. The Company was in compliance with this covenant at October 2, 2010.

Total Liabilities to Net Worth Ratio. The credit facility also requires that the ratio of our total liabilities to net worth (the "Leverage Ratio") not exceed 2.25 for the first two quarters of 2009 and 2.00 for the remainder of the term of the loan. The Leverage Ratio excludes from the calculation the change in tangible net worth directly resulting from the Company's compliance with changes in accounting for pensions of $6.0 million.  As of October 2, 2010, we were in compliance with the Leverage Ratio covenant.

Canadian Facility. The Company's Canadian subsidiary has a line of credit agreement with the Royal Bank of Canada that is renewable annually. Under the terms of this agreement, a maximum of $2.5 million CDN may be advanced based on eligible accounts receivable, eligible inventory, and tangible fixed assets.  The line of credit bears interest at the Canadian prime rate plus 0.5%.  There was $-0- outstanding as of October 2, 2010 and October 3, 2009, respectively.

The Canadian subsidiary also has a non-revolving term loan with the Royal Bank of Canada which cannot exceed $4 million CDN bearing interest at the Canadian prime rate plus 0.95%. There was $1.5 million and $-0- outstanding as of October 2, 2010 and October 3, 2009, respectively. The effective interest rate was 3.95% as of October 2, 2010.

(10)	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2007 or Canadian tax authorities for years before 2004. However, even though the tax years are closed the tax attributes may remain open to adjustment. On October 6, 2010 we were notified that the Canada Revenue Agency will be auditing our income tax return for the 2008 tax year.

Income tax expense in the first half of 2010 and 2009 result primarily from income at our Canadian subsidiary. Tax expense is calculated based on the estimated annual effective Canadian tax rate of 29.9% for 2010 and 2009.

In 2005, the Company adjusted its valuation allowance to fully reserve for the entire net U.S. deferred tax asset. At each subsequent period, including at the end of the third quarter of 2010, we reached a similar conclusion, therefore we have continued to fully reserve for the entire net U.S. deferred tax asset. We will continue to assess the valuation allowance on a regular basis and may reduce the valuation allowance if and/or when the Company has taxable income from its U.S. operations.

As of October 2, 2010 and December 31, 2009, the Company recorded no unrecognized tax benefits or liabilities related to uncertain tax positions.

(11)	Intangible Assets and Goodwill

We test goodwill for impairment annually and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. In the first quarter of 2010, we performed our annual assessment for the quarry reporting unit. We calculated the fair value of the quarry reporting unit based on the estimated expected discounted future cash flows. Based on this analysis we concluded that there was no indication of impairment as of April 3, 2010, although there can be no assurance that goodwill will not become impaired in future periods. We have reviewed the events of the last two quarters and believe that no triggering events have occurred that would require an assessment of impairment.

(12)	Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the short-term nature of these instruments. Investment securities are carried at fair value using level one inputs. The long-term and short-term debt instruments bear interest at variable rates, which at October 2, 2010 and December 31, 2009 we estimated to be at market.

The assets in our pension plan are Separate Investment Accounts and their fair value is based on unit values and not net asset values. Unit values are calculated based on observable net asset values of the underlying investment and are considered Level 2 inputs.

(13)	Regulatory Matters

In 2009 the U.S. Mine Safety and Health Administration (MSHA) issued citations to one of our subsidiaries, Pennsylvania Granite, asserting various violations and assessed fines totaling approximately $280,000.  The Company disagrees with the validity of these violations and how they are characterized. We are appealing the citations. Based on experience of our legal counsel in settling similar assessments and available historical MSHA settlement data, we estimate our final exposure will be no greater than $125,000.

In 2010 MSHA again inspected the Pennsylvania Quarry operations and issued 25 citations. We were assessed additional fines totaling $4,575 for these citations. We are contesting these citations and additional fines. We also received five citations of a more serious nature for which we have not been assessed additional fines yet. We do not have an estimate of the amount of the additional fines but are planning on contesting those citations as well.

(14)	Assets Held For Sale

As of October 2, 2010, the Company held various assets for sale, which were no longer being used in production, totaling $621,000 and $758,000 at December 31, 2009.  During the quarter ended July 3, 2010, we sold property located in Hardwick, Vermont with a book value of $137,000. The remaining assets have been classified as current assets held for sale. The estimated sales prices for the assets are expected to exceed the carrying values therefore no impairments were recognized.  Accordingly, these amounts have been reclassified from the term loan to current maturities of long term debt since the Company is required to apply the proceeds from the sale of these assets, when they are sold, against the term loan.

(15)	Merger Agreement

On October 15, 2010, a special committee of the Company's independent directors, formed for the purpose of exploring and considering possible strategic alternatives for the Company  (the "Special Committee"), and the Company's Board of Directors, approved the Merger Agreement by and among Rock of Ages, Swenson and Merger Sub. The Merger Agreement, dated as of October 18, 2010, provides for the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Swenson. Merger Sub, which is wholly owned by Swenson, is a recently-formed Vermont limited liability company established for the sole purpose of effecting the merger. If the proposed merger is consummated, shareholders of the Company (other than shareholders who are members of Swenson to the extent they have contributed their shares of Company common stock in exchange for additional shares of membership interest in Swenson, and other than shareholders to the extent they have properly asserted dissenters' rights in accordance with the Vermont Business Corporation Act) will be entitled to receive $5.25 in cash per share of common stock, without interest.

The merger is subject to a number of conditions, including, in addition to approval by a majority of the votes represented by the outstanding shares of Class A and Class B common stock voting together, approval by a majority of the outstanding shares of the Company's Class A common stock, not including (in the number of outstanding shares of Class A common stock, or in the number of shares of Class A common stock voted in favor of the merger agreement) shares of Class A common stock owned directly or through a broker or other nominee by members of Swenson. Although the merger is not subject to a financing contingency, Swenson is seeking debt financing in connection with the merger and will require that financing in order to consummate the merger and related transactions. Swenson has received an amended and restated commitment letter from certain lenders, pursuant to which such lenders have committed, subject to certain specified conditions, to enter into a definitive financing agreement to provide funding for, among other things, the merger.

The Company plans to schedule a special meeting of its shareholders for the purpose of obtaining shareholder approval of the merger agreement. If the necessary shareholder approval is obtained, then the merger is expected to be completed as quickly as possible after the special meeting, subject to customary conditions.  See Item 1A - "Risk Factors" of this Form 10-Q.

(16)	Litigation

A purported shareholder of Rock of Ages commenced a purported class action lawsuit against Rock of Ages, all of the members of its Board of Directors, certain of its officers, and Swenson, shortly after Swenson's initial proposal, submitted to the Company's board of directors on May 6, 2010, to acquire the Company at $4.38 per share of common stock. The complaint was filed in Vermont Superior Court, Washington County and subsequently removed to the United States District Court for the District of Vermont. The plaintiff alleges, among other things, that the Rock of Ages directors and officers named in the complaint breached their fiduciary duties in connection with the Swenson proposal, that Swenson's proposed offer is inadequate, and that the defendants would benefit from the proposed transaction to the detriment of Rock of Ages' other shareholders. Plaintiff seeks an order certifying the proposed class, granting preliminary and permanent injunctive relief against the consummation of the merger, or if the merger is consummated, rescinding the merger and/or awarding rescissory damages and ordering an accounting, and an award of costs and attorneys fees.  Rock of Ages believes the complaint is without merit and is engaged in a vigorous defense. The plaintiff has asserted to the court that he intends to amend his complaint, but has not indicated when he will do so.

A second purported class action was commenced by a purported shareholder against Rock of Ages, each of its current directors, Swenson and Merger Sub on October 27, 2010 in the United States District Court for the District of Vermont.    The plaintiff alleges, among other things, that the individual defendants breached their fiduciary duties in approving the previously announced merger agreement among the Company, Swenson and Merger Sub, providing for the acquisition of the Company through a merger of Merger Sub with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Swenson.  Plaintiff further alleges that Swenson and Merger Sub aided and abetted such breaches of duty.  Plaintiff seeks an order certifying the proposed class, granting preliminary and permanent injunctive relief against the consummation of the merger, or, if the merger is consummated, rescinding the merger and/or awarding rescissory damages and ordering an accounting, and an award of costs and attorneys fees.  Rock of Ages believes the complaint is without merit and plans a vigorous defense. Plaintiff's counsel has notified defendants' counsel that they intend to amend their complaint, but have not yet done so.

(17)	Subsequent Events

In February 2010, the FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements.  The standard amends ASC Topic 855 to address certain implementation issues related to an entities requirement to perform and disclose subsequent-event procedures. The standard requires SEC filers to "evaluate subsequent events through the date the financial statements are issued" and exempts SEC filers from disclosing the date through which subsequent events have been evaluated. The Company evaluates subsequent events through the date and time of the filing of the applicable periodic report with the SEC. The Company evaluated subsequent events through the date of issuance of its Quarterly Report on Form 10-Q.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

Rock of Ages is an integrated quarrier and manufacturer of granite and products manufactured from granite. During the first three quarters of 2010, we had two business segments:  quarry and manufacturing. The quarry division sells granite blocks to the manufacturing division and to outside manufacturers, as well as to customers outside North America. The manufacturing division's principal products are granite memorials and mausoleums used primarily in cemeteries. It also manufactures specialized granite products for industrial applications.

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

In the third quarter of 2010 total revenue increased $2.9 million or 22% from the same period last year mainly due to increased export granite sales of our Bethel and Salisbury quarries and increased sales of industrial products and monumental sales in our Canadian subsidiary.  Total gross profit increased $1.4 million from the same period last year.  SG&A expenses increased 32% or $646,000 due partly to costs associated with the consideration of the Swenson proposal, and the process commenced by the special committee of independent directors (the "Committee") to explore and consider strategic alternatives for the Company (the "Strategic Process"), as well as costs associated with defending against the shareholder lawsuit described in Part II, Item 1 of this Report. Total net income increased by $666,000 over the same period last year.

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

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net Revenues:
Quarry	51.0%	45.9%	48.2%	48.0%
Manufacturing	49.0%	54.1%	51.8%	52.0%

Total net revenues	100.0%	100.0%	100.0%	100.0%
15

Gross Profit:
Quarry	36.4%		32.3%		25.7%		21.5%
Manufacturing	31.1%		29.0%		28.1%		26.3%

Total gross profit	33.8%		30.5%		26.9%		24.0%

Selling, general and administrative expenses:
Quarry	7.5%		8.5%		9.3%		10.2%
Manufacturing	14.7%		13.5%		16.1%		17.1%
Corporate overhead	3.9%		5.1%		5.2%		7.2%
Strategic options and lawsuit expenses	2.3%		-		2.2%		-
Effect of pension curtailment	-		-		-		0.3%
Foreign exchange loss (income)	-		-		(0.2%	)	-
Other income, net	(0.3%	)	(0.6%	)	(0.5%	)	(0.7%)

Total SG&A expenses	17.0%		15.7%		19.5%		20.6%

Income before interest and income taxes	16.8%		14.8%		7.4%		3.4%

Interest expense	1.6%		2.6%		2.2%		2.6%

Income before income taxes	15.2%		12.2%		5.2%		0.8%

Income tax expense	1.2%		0.3%		0.8%		0.2%

Net income	14.0%		11.9%		4.4%		0.6%

Three Months Ended October 2, 2010 Compared to Three Months Ended October 3, 2009

On a consolidated basis for the three-month period ended October 2, 2010, compared to the three-month period ended October 3, 2009, revenue increased $2.9 million or 22%, gross profit increased $1.4 million or 35% and total operating expenses increased $646,000 or 32%. The Company reported net income of $2.2 million in the third quarter of 2010 compared to $1.5 million for the third quarter of 2009.

Quarry Segment Analysis

In the third quarter of 2010 revenues in our quarry division increased $2.1 million or 36% from the same period last year mainly due to increased export sales of Bethel White and Salisbury. The development performed at our quarries earlier in the year is allowing us to produce higher volumes of quality granite to meet demand and bring sales back to historical levels.  Gross profit increased $1 million from the same period last year mainly due to increased sales and higher profit margins in our Barre and Salisbury quarries. In each of these quarries the cost per cubic foot has decreased and the gross profit margins have increased.

SG&A expenses increased 20% or $101,000 due to an increase in our incentive accrual and a large repair to a holding pond in Vermont.  Despite the higher SG&A expenses quarry divisional operating income increased 65% or $910,000 compared to the same period last year.

Manufacturing Segment Analysis

Revenue in our manufacturing division was $752,000 higher in the third quarter of 2010 than the same period last year. The increase in manufacturing revenue is due to increased shipments of industrial products and monumental sales from our Canadian subsidiary, which is partly due to the increase in the exchange rate.

Gross profit for the third quarter of 2010 was $2,397,000 or 19% higher than the same period last year. The gross profit margin increased from 29% to 31%. Even though shipments from our Barre monumental plant were down from the prior year, the gross profit margin on those shipments increased from 20% to 22%, due to cost savings from a smaller workforce.

SG&A costs for the quarter ended October 2, 2010 for the manufacturing division increased $195,000 or 21% compared to the quarter ended October 3, 2009. This increase is due to additional sales personnel, increased incentive expenses at both the Barre and Beebe plants, increased bad debt accruals for the industrial products division and the increase in the Canadian exchange rate. The manufacturing operating income was $180,000 higher than last year's third quarter.

Consolidated Items

Corporate overhead, consisting of operating costs not directly related to an operating segment, decreased 6%, or $38,000, for the quarter ended October 2, 2010 compared to the quarter ended October 3, 2009 due in part to decreased salaries & benefits, legal expenses and Delaware franchise tax accruals which were partially offset by increased bank charges and incentive accrual. In the third quarter of 2010 we incurred $217,000 in costs related to the Strategic Process and we incurred $141,000 in costs related to the shareholder lawsuit Described in Part II, Item 1 of this Report.

Other income, which includes rental income from non-operating properties and miscellaneous reimbursements, was down 39%, or $30,000, in the third quarter of 2010.

Due to the decreased level of U.S. debt in 2010, net interest expense decreased $81,000, or 24%, for the quarter ended October 2, 2010 compared to the quarter ended October 3, 2009. On March 30, 2009, we reached a definitive agreement with our lenders on the conditions of the grant of a waiver from compliance with certain covenants contained in our Amended and Restated Financing Agreement. In consideration of the consents and waivers, the unused line fee went from .25% to .50% and the existing interest rate pricing grid was changed and interest rates increased approximately 3%. Despite the higher rates the decreased level of debt and the decreased interest rate on the Canadian debt, resulted in a decrease in interest expense.

Income tax expense was $195,000 for the quarter ended October 2, 2010, compared to $40,000 for the same quarter in 2009. The tax expense reported in both periods was primarily due to our Canadian subsidiary and is more in 2010 than 2009 due to a larger third quarter net income in our Canadian subsidiary and the increase in the exchange rate. During the third quarter of both years we continued to fully reserve against all our U.S. deferred tax assets.

Nine Months Ended October 2, 2010 Compared to Nine Months Ended October 3, 2009

On a consolidated basis for the nine-month period ended October 2, 2010, compared to the nine-month period ended October 3, 2009, revenue increased $4.7 million or 14%, gross profit increased $2.2 million or 28% and total operating expenses increased $551,000 or 8%. The Company reported net income of $1.7 million in the third quarter of 2010 compared to net income of $193,000 for the third quarter of 2009.

Quarry Segment Analysis

In the first nine months of 2010 revenues in our quarry division increased $2.3 million or 15% from the same period last year mainly due to increased sales in all but one quarry. The increase in the sales of Stanstead is due in part to the purchase of the Polycor quarry which was completed in April 2009 and in part due to the increase in the exchange rate. Gross profit increased $1.3 million from the same period last year due to increased sales and an overall increase in the quarry profit margin from 22% to 26% which was mainly due to our Stanstead, Barre, Salisbury and Gardenia quarries. In each of these quarries the cost per cubic foot has decreased and the gross profit margins have increased.  In 2010 we had a mild winter so quarry operations started sooner in 2010 than in 2009 resulting in much better production. Production in both Salisbury and Gardenia is better in 2010 due to the development we have done in each of those quarries.

SG&A expenses increased 4% or $61,000 due to increases in sales travel and convention expenses, a one-time repair to a holding pond in Vermont and incentive accrual. The increases were somewhat offset by decreases in pension, office expenses and legal expense related to the appeal of our property tax valuations. The quarry divisional operating income increased 67% or $1.2 million compared to the same period last year.

Manufacturing Segment Analysis

Revenue in our manufacturing division was 14% or $2.3 million higher in the first nine months of 2010 than the same period last year. The increase in manufacturing revenue is due to increased shipments of industrial products and monumental shipments from our plant in Canada and the increase in the exchange rate.

Gross profit for the first nine months of 2010 was $954,000 or 21% higher than the same period last year. The gross profit margin increased from 26% to 28% due to the larger profit margin for industrial products.

SG&A costs for the nine-month period ended October 2, 2010 for the manufacturing division increased $204,000, compared to the nine-month period ended October 3, 2009 mainly due to increased incentive accrual and the increase in the exchange rate. The manufacturing operating income was $750,000 higher than the same period last year.

Consolidated Items
17

Corporate overhead, consisting of operating costs not directly related to an operating segment, decreased 17%, or $416,000, for the nine-month period ended October 2, 2010 compared to the nine-month period ended October 3, 2009 due to decreased pension, legal and accounting expenses and Delaware franchise tax accruals. The decreases were somewhat offset by increased bank fees and accruals for incentive payments. In the first nine months of 2010 we incurred $553,000 in costs related to the Strategic Process and $299,000 in costs related to the shareholder lawsuit described in Part II, Item 1 of this Report.

Other income, which includes rental income from non-operating properties and miscellaneous reimbursements, decreased by $28,000 or 13% in the first nine-months compared to the prior year.

Effective March 31, 2009 the Company's defined benefit pension plan was amended by freezing membership and future benefits in the plan. Accordingly, we recognized an additional pension expense of $95,000 as the effect of the pension curtailment in the first nine months of 2009. There was no comparable expense in 2010.

Net interest expense decreased $44,000, or 5%, for the nine-month period ended October 2, 2010 compared to the nine-month period ended October 3, 2009. On March 30, 2009, we reached a definitive agreement with our lenders on the conditions of the grant of a waiver from compliance with certain covenants contained in our Amended and Restated Financing Agreement. In consideration of the consents and waivers the unused line fee went from .25% to .50% and the existing interest rate pricing grid was changed and interest rates increased approximately 3%.

Income tax expense was $305,000 for the nine-month period ended October 2, 2010, compared to $59,000 for the same nine-month period in 2009. The tax expense reported in both periods was primarily due to our Canadian subsidiary; is calculated using an effective rate of 29.9% and is more in 2010 than 2009 due to a larger pre-tax income in our Canadian subsidiary and the increase in the exchange rate. During the first nine months of both years we continued to fully reserve against all our U.S. deferred tax assets.

Liquidity and Capital Resources

Historically, we have met our short-term liquidity requirements primarily from cash generated by operating activities and periodic borrowings under the commercial credit facilities described below. Our $50 million credit facility with our Lenders was renewed on October 24, 2007 for a term of five years.

We have historically contributed between $800,000 and $1.0 million per year to the defined benefit pension plan.  We expect to contribute $850,000 to the defined benefit plan this year, which, we believe, we will be able to fund from cash from operations.  A $212,000 contribution was made to the plan during the quarter ended October 2, 2010 for 2010 bringing total contributions to $423,000 for 2010.  We also contributed $98,000 in January 2010 for the 2009 plan year. See note 7 of the Notes to Unaudited Consolidated Financial Statements.

Our primary need for capital will be to maintain and improve our quarry and manufacturing facilities.  We have approximately $2 million planned for capital expenditures in 2010 and have spent $1.6 million to date. We believe we will be able to fund these capital expenditures either from cash from operations or borrowings under our credit facilities.

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

Cash Flows

At October 2, 2010, we had cash and cash equivalents of $1.2 million and working capital of $21.2 million, compared to $1.7 million of cash and cash equivalents and working capital of $21.1 million at December 31, 2009.

Cash Flows from Operations. Net cash provided by operating activities was $2.1 million for the nine-month period ended October 2, 2010 compared to $7.5 million in the nine-month period ended October 3, 2009. The decrease in cash flow from operations is due primarily to the decrease in the amount of collections on accounts receivable and the change in inventory in the first nine months of 2010 compared to 2009. The significant decrease in trade receivables in 2009 was partly due to the high level of receivables as of December 31, 2008 which was driven by a very large sale at the end of the year of $1.4 million and the high level of sales in Q4 2008 in general - especially quarry export sales. Combine this with a very low level of accounts receivable at the end of 2009 and accounts receivable goes from a source of funds of $4.3 million in the first nine months of 2009 to a use of funds of $3.7 million in the first nine months of 2010.

Cash Flows from Investing Activities. Cash flows used in investing activities were $1.3 million in the first nine months of 2010 compared to $2.6 million for the same period in 2009. In 2010 we spent $1.6 million for capital expenditures, of which, $819,000 was for quarry development. We also received $246,000 on sales of assets and $48,000 from sales of stock in Family Memorials.  In 2009, we purchased property, plant and equipment (PP&E) totaling $1.4 million and land and granite reserves in Canada for $1.4 million less $243,000 received on sales of assets. Cash used in investing activities comes from either borrowings under our credit facilities or from operations.

Cash Flows from Financing Activities. Net cash used in financing activities in the nine-month period ended October 2, 2010 was $1.4 million which consisted of $4 million in gross proceeds from long-term debt of our Canadian subsidiary less $5.2 million paid on long-term debt in the U.S. and Canada plus $216,000 paid on the revolving line of credit. This compares to $5.1 million used in financing activities in the nine-month period ended October 3, 2009 which consisted of repayments on the long-term debt of $251,000 and net repayments on the revolving line of credit of $4.9 million.

CIT Credit Facility

We have a credit facility with the CIT Group/Business Credit and Chittenden Trust Company (the "Lenders") that is scheduled to expire in October 2012 and is secured by substantially all assets of the Company located in the United States. The credit facility consists of an acquisition term loan line of credit of up to $30.0 million and a revolving credit facility of up to another $20.0 million based on eligible accounts receivable, inventory and certain fixed assets. Amounts outstanding were $-0- and $11,206,000 as of October 2, 2010 and $2,565,000 and $13,886,000 as of October 3, 2009 on the revolving credit facility and the term loan line of credit, respectively. Availability under the revolving credit facility was $12.9 million as of October 2, 2010. The credit facility financing agreement places restrictions on our ability to, among other things, sell assets, participate in mergers, incur debt, pay dividends, make capital expenditures, repurchase stock and make investments or guarantees, without pre-approval by the Lenders.  The credit facility requires a minimum fixed charge coverage ratio and a total liabilities to net worth ratio. See footnote No. 9 to the financial statements for more details.

Interest Rates. We can elect the interest rate under the credit facility based on the prime rate or LIBOR for both the revolving credit facility and the term loan. The revolving credit facility's rate is based on Prime plus 3% or LIBOR plus 4% with a 2% floor for LIBOR. The term loan's rate is based on Prime plus 3.5% or LIBOR plus 4.5% with a 2% floor for LIBOR.

The rates in effect as of October 2, 2010 were as follows:
	Amount	Formula	Effective Rate
Revolving Credit Facility	$-	Prime + 3.00%	6.25%
Term Loan	$2.2 million	Prime + 3.50%	6.75%
Term Loan	$9.0 million	Libor + 4.5%	6.50%

Canadian Credit Facility

The Company's Canadian subsidiary has a line of credit agreement with the Royal Bank of Canada that is renewable annually. Under the terms of this agreement, a maximum of $2.5 million CDN may be advanced based on eligible accounts receivable, eligible inventory, and tangible fixed assets.  The line of credit bears interest at the Canadian prime rate plus 0.5%.  There was $-0- outstanding as of October 2, 2010 and October 3, 2009, respectively.

The Canadian subsidiary also has a non-revolving term loan which cannot exceed $4 million CDN bearing interest at the Canadian prime rate plus 0.95%. There was $1.5 million and $-0- outstanding as of October 2, 2010 and October 3, 2009, respectively. The effective rate was 3.95% as of October 2, 2010.

Off-Balance Sheet Arrangements

With the exception of our operating leases, we do not have any off-balance sheet arrangements, and we do not have, nor do we engage in, transactions with any special purpose entities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
19

The Company has financial instruments that are subject to interest rate risk, principally debt obligations under its credit facilities. Historically, the Company has not experienced material gains or losses due to interest rate changes. Based on the October 2, 2010 outstanding borrowings under the credit facilities of $13 million, the impact of a 1% increase in the interest rates would be approximately $130,000 a year.

The Company is subject to foreign currency exchange rate risk primarily from the operations of its Canadian subsidiary. At October 2, 2010, the Canadian subsidiary had total assets of $11.3 million exposed to changes in the Canadian/U.S. dollar exchange rate.  The impact of the change in the exchange rate in the first nine months of 2010 was $252,000 due to an increase in the value of the Canadian dollar.

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

Changes in Internal Control Over Financial Reporting. There have been no significant changes in the Company's internal control over financial reporting identified during the quarter ended October 2, 2010.

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

A purported shareholder of Rock of Ages commenced a purported class action lawsuit against Rock of Ages, all of the members of its Board of Directors, certain of its officers, and Swenson, shortly after Swenson's initial proposal, submitted to the Company's board of directors on May 6, 2010, to acquire the Company at $4.38 per share of common stock.  The complaint was filed in Vermont Superior Court, Washington County and subsequently removed to the United States District Court for the District of Vermont. The plaintiff alleges, among other things, that the Rock of Ages directors and officers named in the complaint breached their fiduciary duties in connection with the Swenson proposal, that Swenson's proposed offer is inadequate, and that the defendants would benefit from the proposed transaction to the detriment of Rock of Ages' other shareholders. Plaintiff seeks an order certifying the proposed class, granting preliminary and permanent injunctive relief against the consummation of the merger, or, if the merger is consummated, rescinding the merger and/or awarding rescissory damages and ordering an accounting, and an award of costs and attorneys fees.  Rock of Ages believes the complaint is without merit and is engaged in a vigorous defense. The plaintiff has asserted to the court that he intends to amend his complaint, but has not indicated when he will do so.

A second purported class action was commenced by a purported shareholder against Rock of Ages, each of its current directors, Swenson and Merger Sub on October 27, 2010 in the United States District Court for the

District of Vermont. The plaintiff alleges, among other things, that the individual defendants breached their fiduciary duties in approving the previously announced merger agreement among the Company, Swenson and Merger Sub, providing for the acquisition of the Company through a merger of Merger Sub with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Swenson. Plaintiff further alleges that Swenson and Merger Sub aided and abetted such breaches of duty. Plaintiff seeks an order certifying the proposed class, granting preliminary and permanent injunctive relief against the consummation of the merger, or, if the merger is consummated, rescinding the merger and/or awarding rescissory damages and ordering an accounting, and an award of costs and attorneys fees. Rock of Ages believes the complaint is without merit and plans a vigorous defense. Plaintiff's counsel has notified defendants' counsel that they intend to amend their complaint, but have not yet done so.

Item 1A.	Risk Factors
Other than the risk factors described below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company's 2009 Annual Report.

As described above in this Form 10-Q, the Company recently entered into a merger agreement with Swenson which provides for the acquisition of the Company by Swenson at a cash price of $5.25 per share; there can be no assurance that the merger agreement will receive the necessary shareholder approval required under the merger agreement or that the merger will be consummated.  The Company has incurred, and will continue to incur, significant fees and expenses in connection with the proposed merger and related matters whether or not the merger agreement receives the requisite shareholder approval of the merger is consummated.

 On October 15, 2010, the Company's Board of Directors and the Special Committee approved a definitive merger agreement by and among the Company, Swenson and Merger Sub. For further information, refer to Footnote 15 - "Merger Agreement" under "ROCK OF AGES CORPORATION - NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS" of this Form 10-Q, above.

The Company is responsible for payment of the fees and expenses of the Special Committee's financial advisor and counsel, as well as of its own counsel; such fees and expenses are, and will continue to be, significant and will adversely impact the Company's results of operations.

A purported shareholder of Rock of Ages has commenced a purported class action lawsuit against Rock of Ages, all of the members of its Board of Directors, certain of its officers, and Swenson, in connection with Swenson's initial proposal, submitted to the board of directors on May 6, 2010, to acquire the Company at $4.38 per share of Company common stock.

A second purported shareholder of Rock of Ages has commenced another purported class action lawsuit against Rock of Ages, all of the members of its Board of Directors, Swenson and Merger Sub, in connection with the approval of the acquisition proposal by the Rock of Ages' Board of Directors on October 15, 2010.

For further information regarding these class action lawsuits, please refer to Part II, Item 1 - "Legal Proceedings" of this Form 10-Q, above.

There can be no assurance that we will prevail in our defense and even if we do, the legal fees and expenses related to these lawsuits are, and will likely continue to be significant. To the extent these legal fees and expenses are not promptly paid or reimbursed by the Company's director and officer liability insurance carrier, such fees and expenses will adversely impact the Company's results of operations.

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

Item 4.	Submission of Matters to a Vote of Security Holders
21

The Company held its annual meeting of stockholders on August 12, 2010 (the "Annual Meeting"), to elect two each Class I, II and III directors and to ratify the selection of Grant Thornton LLP as the Company's registered public accounting firm for the 2010 fiscal year.

Kurt M. Swenson and Frederick E. Webster, Jr. were elected to serve as Class I directors for a one-year term expiring at the annual meeting of stockholders in 2011 and until their successors are duly elected and qualified. Pamela G. Sheiffer and Donald M. Labonte were elected to serve as Class II directors for a two-year term expiring at the annual meeting of stockholders in 2012 and until their successors are duly elected and qualified.  James L. Fox and Richard C. Kimball were elected to serve as Class III directors for a three-year term expiring at the annual meeting of stockholders in 2013 and until their successors are duly elected and qualified.

The following table sets forth the number of votes cast for, against or withheld, as well as the number of abstentions, as to the election of each of the directors and the ratification of the selection of Grant Thornton LLP as the Company's registered public accounting firm for the 2010 fiscal year.

	Votes For	Votes Withheld/ Votes Against	Abstentions
Election of
Kurt M. Swenson	25,082,295	3,140,777	-
Frederick E. Webster, Jr.	25,367,994	2,855,078	-
Pamela G. Sheiffer	25,366,194	2,856,878	-
Donald M. Labonte	25,368,494	2,854,578	-
James L. Fox	25,368,394	2,854,678	-
Richard C. Kimball	25,354,933	2,868,139	-
Grant Thornton LLP	28,171,392	48,323	3,357

Item 6.	Exhibits

Number	Exhibits

2.1

Agreement and Plan of Merger dated October 18, 2010 by and among Swenson Granite Company, LLC, Granite Acquisition, LLC, and Rock of Ages Corporation (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2010).

2.2

Agreement and Plan of Merger dated October 21, 2009 by and between Rock of Ages Corporation, a Delaware corporation and Rock of Ages Corporation (Vermont), a Vermont corporation, (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2009).

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

ROCK OF AGES CORPORATION

Dated: November 16, 2010	By: /s/ Laura A Plude Laura A. Plude Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibits

2.1

Agreement and Plan of Merger dated October 18, 2010 by and among Swenson Granite Company, LLC, Granite Acquisition, LLC, and Rock of Ages Corporation (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2010).

2.2

Agreement and Plan of Merger dated October 21, 2009 by and between Rock of Ages Corporation, a Delaware corporation and Rock of Ages Corporation (Vermont), a Vermont corporation, (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2009).

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

